Form 10-Q
period 1997-10-31
CASELLA WASTE SYSTEMS INC
filed 1997-12-12
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................

Commission file number  000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          03-0338873
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, Vermont                       05701
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (802)  775-0325

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 10, 1997:

         Class A Common Stock               9,795,875
         Class B Common Stock               1,000,000

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (In $1,000's)


                                                                                  October 31,             October 31,
                                                             April 30,                1997                   1997
                                                                1997              (Unaudited)             (Proforma)
                                                             ---------            -----------             ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                   $1,415                 $1,544                  $3,433
  Restricted Cash - Closure Fund Escrow                        1,532                  1,177                   1,177
  Accounts Receivable-trade, net of allowance
    for doubtful accounts of $710 and $1,019.                 12,936                 16,345                  16,345
  Inventory - Recycled Materials                                 387                    299                     299
  Prepaid Expenses                                             2,204                  2,146                   2,146
                                                            --------               --------                --------
     Total Current Assets                                     18,474                 21,511                  23,400
                                                            --------               --------                --------
PROPERTY AND EQUIPMENT, at Cost:
  Land and Land Held for Investment                            3,093                  3,220                   3,220
  Landfills                                                   30,793                 31,530                  31,530
  Landfill Development                                         1,332                  2,242                   2,242
  Buildings and Improvements                                  11,006                 12,157                  12,157
  Machinery and Equipment                                     10,071                 11,317                  11,317
  Rolling Stock                                               20,325                 25,307                  25,307
  Containers                                                  10,470                 12,330                  12,330
                                                            --------               --------                --------
                                                              87,090                 98,103                  98,103
  Less - Accumulated Depreciation and Amortization            22,273                 29,624                  29,624
                                                            --------               --------                --------
     Property and Equipment, net                              64,817                 68,479                  68,479
                                                            --------               --------                --------
OTHER ASSETS:
  Intangible Assets, net                                      45,968                 54,647                  54,647
  Restricted Funds - Closure Fund Escrow                       3,335                  3,206                   3,206
  Other Assets                                                   779                  1,462                     618
                                                            --------               --------                --------
                                                              50,082                 59,315                  58,471
                                                            --------               --------                --------
                                                            $133,373               $149,305                $150,350
                                                            ========               ========                ========


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                                  (In $1,000's)

                                                                                     October 31,             October 31,
                                                                April 30,               1997                    1997
                                                                  1997               (Unaudited)             (Proforma)
                                                                --------             -----------             ----------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                           $5,585                 $4,712                  $4,415
  Current Maturities of Capital Lease Obligations                   392                    318                     318
  Accounts Payable                                                8,174                  9,361                   9,361
  Accrued Closure and Post-Closure Costs, Current
    Portion                                                       3,417                    640                     640
  Deferred Revenue                                                1,729                  2,073                   2,073
  Other Accrued Expenses                                          3,806                  2,938                   2,367
                                                               --------               --------                --------
    Total Current Liabilities                                    23,103                 20,042                  19,174
                                                               --------               --------                --------
Long-Term Debt, Less Current Maturities                          70,509                 87,784                  43,292
                                                               --------               --------                --------
Capital Lease Obligations, Less Current Maturities                1,373                  1,249                   1,249
                                                               --------               --------                --------
Deferred Income Taxes                                             1,599                  1,599                   1,599
                                                               --------               --------                --------
  Accrued Closure and Post-Closure Costs, less
    Current Portion                                               4,910                  5,439                   5,439
                                                               --------               --------                --------
Other Long-Term Liabilities                                         364                    425                     425
                                                               --------               --------                --------
COMMITMENTS AND CONTINGENCIES:
REDEEMABLE PREFERRED STOCK:
  Series A Redeemable with warrants                               3,638                  4,345                       0
    exercisable for Class A Common Stock, $.01
    par value (stated at redemption value)
      Authorized - 616,620 Shares
      Issued and Outstanding - 516,620 Shares,
      (no shares proforma)
  Series B Redeemable with warrants                               9,118                 10,888                       0
    exercisable for Class A Common Stock, $.01
    par value (stated at redemption value)
      Authorized - 1,402,461 Shares
      Issued and Outstanding - 1,294,579 Shares
      (no shares proforma)
  Series C Mandatorily Redeemable, $.01 par                       2,221                  2,970                       0
    value ($7.00 redemption value)
      Authorized - 1,000,000 Shares
      Issued and Outstanding - 424,307 Shares
      (no shares proforma)
  Series D Convertible Redeemable, $.01 par                      16,449                 18,736                       0
    value (stated at redemption value)
      Authorized - 1,922,169 Shares
      Issued and Outstanding - 1,922,169 Shares
      (no shares proforma)
  Redeemable Put Warrants to purchase 100,000                       400                      0                       0
    Shares of Class A Common Stock
                                                               --------               --------                --------
TOTAL REDEEMABLE PREFERRED STOCK
  And PUT WARRANTS                                               31,826                 36,939                       0
                                                               --------               --------                --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock -                                             28                     29                      97
    Authorized - 10,000,000 Shares, $.01 par value
    Issued and Outstanding - 2,854,445 and
     2,919,445 shares (9,652,813 shares proforma)
  Class B Common Stock -                                             10                     10                      10
    Authorized - 1,000,000 Shares, $.01 par value;
    10 Votes per Share.
    Issued and Outstanding - 1,000,000 Shares
  Additional Paid-In Capital                                      9,982                 10,255                  93,531
  Accumulated Deficit                                          (10,331)               (14,466)                (14,466)
                                                               --------               --------                --------
                                                                  (311)                (4,172)                  79,172
                                                               --------               --------                --------
                                                               $133,373               $149,305                $150,350
                                                               ========               ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                   (In $1,000's, except for per share amounts)



                                                   Quarter       Quarter       Quarter      Six Months    Six Months    Six Months
                                                    Ended         Ended         Ended         Ended         Ended         Ended
                                                   10/31/96      10/31/97      10/31/97      10/31/96      10/31/97      10/31/97
                                                                              (Proforma)                                (Proforma)
                                                   --------      --------     ----------     ---------     ---------    ----------
Revenues                                            $17,989       $28,420       $28,420       $33,206       $54,850     $54,850
                                                    -------       -------       -------      --------       -------     -------
Operating Expenses:
  Cost of Operations                                  9,951        16,427        16,427        18,668        32,089      32,089
  General and Administrative                          2,770         3,957         3,957         5,073         7,636       7,636
  Depreciation and Amortization                       3,102         4,551         4,551         6,108         8,403       8,403
                                                    -------       -------        ------      --------       -------     -------
                                                     15,823        24,935        24,935        29,849        48,128      48,128
                                                    -------       -------        ------      --------       -------     -------
Operating Income                                      2,166         3,485         3,485         3,357         6,722       6,722
                                                    -------       -------        ------      --------       -------     -------
Other (Income) Expenses:
  Interest Income                                       (66)          (78)          (78)         (108)         (127)       (127)
  Interest Expense                                      913         2,113         1,094         1,633         3,832       1,794
  Other Expense (Income), net                           158           (98)          (98)          137            66          66
                                                    -------       -------        ------      --------       -------     -------
                                                      1,005         1,937           918         1,662         3,771       1,733
                                                    -------       -------        ------      --------       -------     -------
Income Before Provision for Income Taxes              1,161         1,548         2,568         1,695         2,951       4,989
Provision for Income Taxes                              437           704         1,112           945         1,347       2,163
                                                    -------       -------        ------      --------       -------     -------
Net Income                                              724           844         1,456           750         1,603       2,826
                                                    =======       =======        ======      ========       =======     =======
Accretion of Preferred Stock and Put Warrants        (5,450)       (3,623)            0        (5,550)       (5,738)          0
                                                    -------       -------        ------      --------       -------     -------
Net Income (Loss) Applicable to Common
  Stockholders                                      ($4,726)      ($2,779)       $1,456       ($4,800)      ($4,135)     $2,826
                                                    =======       =======        ======      ========       =======     =======
Pro Forma

Net Income (Loss) per Share of Common Stock                                       $0.13                                   $0.24
                                                                                 ======                                 =======
Weighted Average Common Stock and Common
  Stock Equivalent Shares Outstanding                                            11,555                                  11,561
                                                                                 ======                                 =======


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1997
                                   (UNAUDITED)
                                  (In $1,000's)

                                                                                          1996               1997
                                                                                         -------            ------
Cash Flows from Operating Activities:
  Net Income                                                                                $750            $1,603
                                                                                         -------            ------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities-
  Depreciation and Amortization                                                            6,109             8,403
  (Gain) Loss on Sale of Equipment                                                           153              (64)
  Changes in Assets and Liabilities, net of effects of acquisitions-
    Accounts Receivable                                                                  (3,056)           (2,790)
    Accounts Payable                                                                       3,105             1,172
    Accrued Closure and Postclosure Costs                                                  1,019           (2,249)
    Other Current Assets/Liabilities                                                        (65)             (887)
                                                                                         -------            ------
                                                                                           7,265             3,585
                                                                                         -------            ------
    Net Cash Provided by Operating Activities                                              8,014             5,188
                                                                                         -------            ------
Cash Flows from Investing Activities:
  Acquisitions, net of Cash Acquired                                                    (10,975)           (5,736)
  Additions to Property and Equipment                                                    (7,474)           (9,199)
  Proceeds from Sale of Equipment                                                             91               167
  Restricted Funds - Closure Fund Escrow                                                   (276)               484
  Other Assets/Liabilities                                                                   162             (622)
                                                                                         -------            ------
    Net Cash Used in Investing Activities                                               (18,472)          (14,906)
                                                                                         -------            ------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                                                       0                24
  Proceeds from exercise of redeemable put warrants                                            0               150
  Call of redeemable put warrants                                                              0             (525)
  Proceeds from Long-Term Borrowings                                                      16,042            92,248
  Principal Payments on Long-Term Debt                                                   (3,234)          (81,291)
  Principal Payments on Capital Lease Obligations                                        (1,045)             (759)
                                                                                         -------            ------
    Net Cash Provided by Financing Activities                                             11,763             9,847
                                                                                         -------            ------
Net Increase in Cash and Cash Equivalents                                                  1,305               129
Cash and Cash Equivalents, Beginning of Period                                               475             1,415
                                                                                         -------            ------
Cash and Cash Equivalents, End of Period                                                  $1,780            $1,544
                                                                                         =======            ======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for -
    Interest                                                                              $1,364            $3,613
                                                                                         =======            ======
    Income Taxes                                                                            $123              $457
                                                                                         =======            ======
Supplemental Disclosures of Noncash Investing and Financing Activities
  Summary of Entities Acquired -
    Fair Market Value of Assets Acquired                                                 $27,141           $12,318
    Cash Paid                                                                           (10,975)           (5,736)
                                                                                         -------            ------
      Liabilities Assumed and Notes Payable to Sellers                                   $16,166            $6,582
                                                                                         =======            ======



The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of October 31, 1997, the consolidated statements of operations for the three and six months ended October 31, 1997 and 1996, and the consolidated statements of cash flows for the six months ended October 31, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The balance sheet as of April 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals, since they are not required by Article 10 of Regulation S-X concerning Interim Financial Statements. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements for the twelve months ended April 30, 1997 and for the three months ended July 31, 1997 (the `Registration Statement'). These were included as part of the Company's registration statement filed on Form S-1/A on October 9, 1997.

1.  PROFORMA FINANCIAL INFORMATION

Under the terms of the Company's agreements with the holders of the series A and B redeemable preferred stock with warrants exercisable for class A common stock, the preferred stock was automatically redeemed and the redemption price was applied to the exercise of the warrants upon the closing of the Company's initial public offering on November 3, 1997. Under the terms of the Company's agreements with the holders of the series D convertible preferred stock, the preferred stock was converted automatically into shares of class A common stock upon the closing of the Company's initial public offering. The unaudited pro forma consolidated balance sheet and unaudited pro forma statement of operations reflect these transactions and the accretion of the series C mandatorily redeemable preferred stock to its redemption value.

The unaudited pro forma consolidated balance sheet gives also effect to the application of the net proceeds of the initial public offering to the redemption of the series C mandatorily redeemable preferred stock and to debt reduction, as if the offering had occurred on October 31, 1997.

The unaudited pro forma consolidated statement of operations gives effect to the application of the net proceeds of the initial pubic offering as if it had occurred on May 1, 1997.

2.  BUSINESS COMBINATIONS

During the six months ended October 31, 1997, the Company and its principal subsidiaries acquired 13 businesses for $5,735,908 in cash and $6,582,056 in debt assumed. These acquisitions were accounted for as purchases. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations for the six months ended October 31, 1997,as though each of the completed acquisitions had occurred as of May 1, 1997.

Amounts in thousands, except for per share data

                                                            Six Months Ended
                                                            October 31, 1997
                                                            ----------------
                  Revenues                                      $57,101
                  Operating Income                                6,961
                  Net Income (Loss)                               1,624
                  Pro forma income (loss) per
                    Share of common stock                           .21
                  Weighted average common stock
                    And common stock equivalent
                    Shares outstanding                            7,725

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 1997 for the six months ended October 31, 1997 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement supersedes Accounting Principal Board Opinion No. 15. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock warrants and convertible preferred stock) had been issued. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted, but when the opinion becomes effective, all prior periods presented must be restated. The adoption of this statement will not have a material impact on the Company's financial statements.

4.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit brought by Matthew M. Freeman, seeking compensation for services allegedly performed by Mr. Freeman prior to 1995. In such claim, Mr. Freeman has asserted that he is seeking a three-percent equity interest in the Company or the monetary equivalent thereof. The Company intends to vigorously contest any effort by Mr. Freeman in this regard. In order to facilitate the completion of the recent initial public offering of the Company's class A common stock, certain stockholders of the Company agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not including legal fees paid by or on behalf of the Company or any other third party). The Company accrued a $215,000 reserve for this claim during the quarter ended July 31, 1997.

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In the normal course of business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgement entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizens groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

5.  ENVIRONMENTAL LIABILITIES

The continuing business in which the Company is engaged is intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of business, with the need to expend funds for environmental protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based upon compliance with environmental laws and regulations and its services are priced accordingly. In addition, as part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the life of disposal sites as airspace is consumed. While all these costs may increase in the future as a result of legislation or regulation, the Company believes that in general it tends to benefit when government regulation increases, since this may increase the demand for its services. Furthermore, the Company believes it has the resources and experience to manage environmental risk.

6.  SUBSEQUENT EVENTS

Initial Public Offering of Class A Common Stock

On October 28, 1997, the Company commenced an initial public offering of 3,000,000 shares of its class A common stock, priced at $18.00 per share. The Company received net proceeds of $50,220,000 on November 3, 1997. The proceeds of this offering were used to repay debt and redeem the series C preferred mandatorily redeemable preferred stock. Since the proceeds of the offering were received on November 3, 1997, the effects of this transaction are not reflected in the Company's consolidated financial statements as of October 31, 1997.

As a result of the initial public offering, the series A and B preferred stock were redeemed and the series D preferred stock was converted automatically into class A common stock on a share-for-share basis as of the date of the public offering.

Acquisition of Teelon Group - Issuance of Unregistered Securities

On November 5, 1997, the Company acquired the Teelon group of solid waste collection companies in western New York State in a transaction accounted for as a purchase. The total purchase price was $4.9 million, including $1.5 million in liabilities assumed and/or discharged, $2.8 million cash paid to sellers and $560,000 in class A common stock (28,000 shares) issued to the sellers. This issuance of common stock was an unregistered transaction involving related affiliates of the issuer under rule 144 of the Securities Act of 1934.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results". The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the related notes, included elsewhere in this report.


                              RESULTS OF OPERATIONS

The Company is a regional, integrated solid waste services company providing collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, upstate New York and northern Pennsylvania. The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies.

During the fiscal year ended April 30, 1997, the Company acquired 24 solid waste collection, transfer and landfill operations. During the six months ended October 31, 1997, the Company acquired another 13 similar operations. All of these acquisitions were accounted for under the rules governing the purchase method of accounting for business combinations. Under these rules the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the dates of the acquisitions. The resulting growth in revenues and results of operations of the Company will materially affect the period-to-period comparisons of this financial information.

REVENUES

The Company's revenues are attributable primarily to fees charged to customers for solid waste collection, landfill, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's landfill and transfer customers are under one-year to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities and tire derived fuel. Other revenues consist primarily of revenue from tipping fees charged at waste tire processing facilities and septic pumping and portable toilet operations. The Company's revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.

During the periods presented on the Consolidated Statement of Operations, revenue was comprised of the following lines of business:


                        Three months ended                  Six months ended
                    -------------------------          -------------------------
                    10/31/97         10/31/96          10/31/97         10/31/96
                    --------         --------          --------         --------
Collection            69.6%            62.5%             69.1%            63.2%
Landfill              14.9             20.0              15.2             19.5
Transfer               5.9              6.0               6.5              6.8
Recycling              7.6             10.3               7.0              9.1
Other                  2.0              1.2               2.2              1.4
                      ----             ----             -----             ----
Total Revenue          100%             100%              100%             100%
                      ====             ====             =====             ====

Collection revenues increased as a percentage of total revenues because most of the Company's acquisitions over the last eighteen months were primarily collection companies. Other revenue increased due to the acquisition of the Maine waste tire processing operation in July 1996, and due to two portable toilet/septic-pumping acquisitions in the first quarter of the current fiscal year. The remaining revenue categories have decreased as a percentage of total revenues due to fewer acquisitions being consummated in these lines of business. Any increases in landfill or transfer revenues achieved by internalizing the waste volumes of newly acquired collection businesses are eliminated in the consolidated statements.

Revenues increased $10.4 million, or 58.0%, for the three months ended October 31, 1997 over the same period in 1996. Revenues increased $21.6 million, or 65.2% for the six months ended October 31, 1997 over the comparable period in 1996. Of this increase, $9.0 million of the second quarter growth and $19.6 million of the year-to-date growth was due to the impact of businesses acquired during the year ended April 30, 1997, and during the current fiscal year. The balance of the increase was due to internal growth, comprised of net new business, volume increases of existing customers, price increases, and increases in recycled commodities pricing.

OPERATING EXPENSES

The following table depicts for the periods presented on the Consolidated Statement of Operations the relationship between revenues and certain expense items:



                                      Three months ended                Six months ended
                                    -------------------------       -------------------------
                                    10/31/97         10/31/96       10/31/97         10/31/96
                                    --------         --------       --------         --------
Revenues                              100%             100%           100%              100%
Cost of operation                    57.8             55.3           58.5              56.2
General and administrative           13.9             15.4           13.9              15.3
Depreciation and amortization        16.0             17.2           15.3              18.4
                                     ----             ----           ----              ----
Operating income                     12.3             12.0           12.3              10.1
Interest expense, net                 7.2              4.7            6.8               4.6
Other (income) expense               (0.3)             0.9            0.1               0.4
Provision for income taxes            2.5              2.4            2.5               2.8
                                     ----             ----           ----              ----
Net Income                            3.0              4.0            2.9               2.3
                                     ====             ====           ====              ====
EBITDA*                              28.3             29.3           27.6              28.5
                                     ====             ====           ====              ====


*See discussion and computation of EBITDA below.

Cost of Operations

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker's compensation and vehicle insurance, the cost of purchasing recyclable materials, third party transportation expense, district and state taxes, host community fees and royalties. Landfill operating expenses also include a provision for closure and post-closure expenditures which the Company anticipates will be incurred in the future, and leachate treatment and disposal costs.

As a percentage of revenue, cost of operations increased for both the three months and six months ending October 31, 1997 compared to the same periods ending October 31, 1996. The main cause of this is the Company's emphasis on acquisitions of collection companies over the last eighteen months. As a percentage of revenues, collection revenue has increased from 63.2% for the six months ended October 31, 1996 to 69.1% for the six months ended October 31, 1997. Collections operations tend to have higher costs of operations as a percentage of revenues than other types of activities the Company has historically been involved with. When the proportion of the Company's revenue derived from collection activities grows, overall cost of operations as a percentage of revenue will tend to rise.

General and Administrative

General and administrative expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with the Company's marketing and sales force and community relations expense.

As a percentage of revenue, general and administrative expenses have dropped 150 basis points for the three-month period ending October 31, 1997 compared to the same period during 1996. The decrease for the six-month period ending October 31, 1997 compared to the same period in 1996 was 140 basis points. This improvement is due to improved economies of scale achieved subsequent to the acquisitions of the last eighteen months, and to the leveraging off of our existing corporate overhead.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets over the useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight-line method. The amount of landfill amortization expense related to airspace consumption can vary materially from site to site depending on the purchase price and landfill site and cell development costs.

Depreciation and amortization expenses for the six months ended October 31, 1997 were 15.3% of revenue compared to 18.4% during the same six months ended October 31, 1996. This change reflects the Company's increasing share of revenue generated from collection operations, which have lower depreciation and amortization costs as a percentage of revenues than the Company's other operations. This trend was partially offset, especially in the quarter ended October 31, 1997, by increased landfill amortization due to the opening of a new lined cell at the Company's leased disposal facility in Clinton County, NY.

INTEREST EXPENSE (NET)

During the three months ended October 31, 1997, interest as a percent of revenue increased to 7.2% from 4.7% for the quarter ended October 31, 1996. Net interest expense rose to 6.8% as a percent of revenue during the six months ended October 31, 1997 compared to 4.6% for the six months ended October 31, 1996. The increase in interest expense has been driven by the Company's expansion by acquisitions and capital expenditures during the year ended April 30, 1997 and the six months ended October 31, 1997. The Company's total debt (including capital leases) has risen from $26.9 million at April 30, 1996 to $77.9 million at April 30, 1997 to $94.1 at October 31, 1997.

OTHER INCOME AND EXPENSE

As a rule this category is not material to total revenues or the results of operations. However, during the three months ended October 31, 1996 this item was 0.9% of revenue due to a one-time charge recorded in connection with liquidated damages paid to an affiliate of the Company on early termination of a facility lease in Middlebury, Vermont, as described in the Registration Statement.

PROVISION FOR INCOME TAXES

For interim periods of the fiscal year ended April 30, 1998, income taxes are accrued at a combined federal and state rate of 46%.

EBITDA

EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principals, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.


Amounts in $1,000's
                                       Three months ended                  Six months ended
                                    -------------------------          -------------------------
                                    10/31/97         10/31/96          10/31/97         10/31/96
                                    --------         --------          --------         --------
Operating income                     $3,485           $2,166             $6,722          $3,357

Depreciation and amortization         4,551            3,102              8,403           6,108
                                    -------           ------            -------          ------
EBITDA                              $8 ,036           $5,268            $15,125          $9,465
                                    =======           ======            =======          ======
EBITDA as a percentage of
  revenue                              28.3%            29.3%              27.6%           28.5%




Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. Because of these needs the Company has in the past had working capital deficits. The Company had positive net working capital of $1.5 million at October 31, 1997 compared to a $4.6 million working capital deficit at April 30, 1997. The main factors contributing to this are an increase in net accounts receivable of $3.4 million and a decrease in current accrued closure costs of $2.8 million. The increase in accounts receivable is due to the acquisition of accounts receivable, and to increases in revenues. Average days sales in accounts receivable was 47.7 days for the year ended April 30, 1997 and 48.0 for the six months ended October 31, 1997. The decrease in current closure accruals is due to payments to close one phase of the Company's Bethlehem, NH site and to close Clinton County's unlined landfill made during the first six months of the current year. These payments had totaled $3.1 million through October 31, 1997. As a result, net cash provided from operating activities decreased to $5.2 million for the six months ended October 31, 1997 from $8.0 million for the six months ended October 31, 1996.

The Company has a $110 million credit facility with a group of banks for which BankBoston, N.A. is acting as agent. This credit facility includes an $85 million revolving line of credit, subject to availability, and term loans equaling $25 million in total. This credit facility is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The revolving line of credit matures in July, 2002, and the term loans of $10 and $15 million mature in July, 2002 and July, 2004 respectively.

On October 28, 1997 the Company commenced an initial public offering of its class A common stock. The proceeds from this offering were received on November 3, 1997. A portion of the proceeds of this offering, $45 million, was used to repay long term debt. Of this, $28.5 was used to pay down the $54 million outstanding on the Company's Bank of Boston credit line of $85 million, and $15 million was used to pay off the Company's term loan of that amount. Funds available to the Company under the line of credit were $31 million at October 31, 1997 and $59.5 million at November 3, 1997.

The Company's cash provided internally from operations together with the proceeds of the initial public offering and the Company's available credit facilities should enable it to meet its needs for working capital for the next twelve months.

                                   SEASONALITY

The Company's revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter, and early spring months primarily due to (a) decreased volumes of waste generated by construction and demolition activities in the northeastern United States during these months, and (b) decreased volumes of waste generated by commercial enterprises dependent on the tourism industry in the Company's market area. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income results can be negatively affected by this seasonality. In addition, particularly harsh weather conditions could result in increased operating costs to certain of the Company's operations.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies. Such growth, if it were to occur, could place a significant strain on the Company's management and operational, financial and other resources.

The Company has incurred net losses in three of the last four years. There can be no assurance that the Company will be profitable in the future.

The Company's strategy envisions that a substantial part of the Company's future growth will come from acquiring and integrating solid waste collection, transfer and disposal operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company, or to integrate the operations of such acquired businesses with the Company.

The Company is highly dependent upon the services of the members of its senior management team, the loss of any of whom may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's future success depends on its continuing ability to identify, hire, train, motivate and retain highly trained personnel.

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under its bank line of credit, the issuance of shares of the Company's class A common stock and/or seller financing. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet its capital requirements.

The Company's operating program depends on its ability to expand the landfills it owns and leases and to develop new landfill sites. There can be no assurance that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of any of its current landfills once its remaining disposal capacity has been consumed.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company received a notice of claim dated September 22, 1997 from Matthew M. Freeman, seeking compensation for services allegedly performed by Mr. Freeman prior to 1995. In such claim, Mr. Freeman has asserted that he is seeking a three- percent equity interest in the Company or the monetary equivalent thereof. The Company intends to vigorously contest any effort by Mr. Freeman in this regard. In order to facilitate the completion of the recent initial public offering of the Company's class A common stock, certain stockholders of the Company have agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not including legal fees paid by or on behalf of the Company or any other third party). A notice of complaint dated October 31, 1997 was served against the Company in this matter on November 4, 1997. This matter is currently pending in Rutland Superior Court, Rutland County, State of Vermont.

The Company is not aware of any other non-routine or incidental material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

During the quarter ended October 31, 1997 the Company had the following sales of unregistered securities:

In September 1997, the former owner of a business acquired by the Company exercised warrants to purchase 25,000 shares of the Registrants class A common stock at an exercise price of $6.00 per share. These shares were offered and issued in reliance upon the exemption from registration set forth in Section 4(2) under the Securities Act.

In September 1997, the Company issued 20,000 shares upon the exercise of options by an officer of the Company, at an exercise price of $0.60 per share, for an aggregate consideration of $12,000. These shares were offered and issued in reliance upon the exemption from registration set forth in Rule 701 under the Securities Act.

No underwriters were involved in the foregoing issuances of securities.

Use of Proceeds of Initial Public Offering

On October 28, 1997, the Company commenced the initial public offering of its class A common stock pursuant to a Registration Statement on Form S-1 (Commission file number 333-33135, declared effective October 27, 1997). The offering closed on November 3, 1997, resulting in the sale of all of the 4,000,000 shares offered (of which, 3,000,000 shares were sold by the Company and 1,000,000 shares were sold for the account of certain shareholders) at an offering price of $18.00 per share (constituting aggregate gross proceeds of $54,000,000 for the account of the Company and $18,000,000 for the account of the selling stockholders), and on November 6, 1997 the underwriters exercised in full their overallotment option to purchase an additional 600,000 shares at $18.00 per share (constituting additional aggregate gross proceeds of $10,800,000), all of which were offered by certain stockholders of the Company.

The managing underwriters of the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Oppenheimer & Co., Inc.

No expenses were incurred for the Company's account in connection with the issuance and distribution of the Company's class A common stock pursuant to the aforementioned registration statement during the period between the date such registration statement was declared effective and October 31, 1997. Through November 6, 1997, the following expenses were incurred for the Company's account in connection with the offering:

            Underwriting discount                                  $ 3,780,000
            Expenses paid to or for underwriters                            --
            Other expenses                                           1,612,181
                                                                   -----------
            Total expenses                                           5,392,181
                                                                   -----------
            Net offering proceeds                                  $48,607,819

No net offering proceeds to the Company were used during the period between the effective date of the aforementioned registration statement and October 31, 1997.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended October 31, 1997 (prior to the time that the Company became obligated to file reports under the Securities Exchange Act of 1934), the Company submitted to a vote of its shareholders certain matters in anticipation of the Company becoming a public company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11  Computation of Per Share Earnings
         27  Financial Data Schedule

(b)      Reports on Form 8-K:      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Casella Waste Systems, Inc.



         Date:                    By:  /s/  Jerry Cifor

                                      Jerry Cifor
                                      Vice President and
                                      Chief Financial Officer

                                 (Principal Financial and Accounting Officer and
                                  Duly Authorized Officer)