Form 10-Q
period 1998-01-31
CASELLA WASTE SYSTEMS INC
filed 1998-03-17
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from .................... to ........................

Commission file number  000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    03-0338873
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


25 Greens Hill Lane, Rutland, Vermont                    05701
-------------------------------------       ------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (802)  775-0325

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 13 1998:

                Class A Common Stock        10,504,780
                Class B Common Stock           988,200

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)
--------------------------------------------------------------------------------
                                                  April 30,    January 31,
                                                    1997          1998
                                                 (Restated)    (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                         $2,070        $2,305
  Accounts Receivable-trade, net of allowance       14,107        18,143
    for doubtful accounts of $722 and $1,331.
  Other Current Assets                               4,173         2,891
                                                  --------      --------
    Total Current Assets                            20,350        23,339
                                                  --------      --------
Property, Plant and Equipment, net of               67,983        75,486
  accumulated depreciation and amortization
  of $23,179 and $34,075.
Intangible Assets, net                              49,322        72,378
Other Assets                                         3,949         4,123
                                                  --------      --------
                                                  $141,604      $175,326
                                                  ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES and STOCKHOLDERS EQUITY (DEFICIT)
                                 (In Thousands)
--------------------------------------------------------------------------------
                                                April 30,        January 31,
                                                  1997              1998
                                               (Restated)        (Unaudited)
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt           $6,272            $2,539
  Current Maturities of Capital Lease               392               540
    Obligations
  Accounts Payable                               10,035             9,641
  Other Accrued Liabilities                       9,229             6,889
                                                 ------             -----
    Total Current Liabilities                    25,928            19,609
                                                 ------             -----
Long-Term Debt, Less Current Maturities          75,528            64,982
                                                 ------             -----
Capital Lease Obligations, Less Current
  Maturities                                      1,373             1,465
                                                 ------             -----

Other Long-Term Liabilities                       6,873             8,401
                                                 ------             -----
COMMITMENTS AND CONTINGENCIES:
REDEEMABLE PREFERRED STOCK:
  Series A Redeemable with warrants               3,638                 0
    exercisable for Class A Common Stock, $.01
    par value (stated at redemption value)
      Authorized - 616,620 Shares
      Issued and Outstanding - 516,620
      Shares at 4/30/97, none at 1/31/98.
  Series B Redeemable with warrants               9,118                 0
    exercisable for Class A Common Stock, $.01
    par value (stated at redemption value)
      Authorized - 1,402,461 Shares
      Issued and Outstanding - 1,294,579
      Shares at 4/30/97, none at 1/31/98.
  Series C Mandatorily Redeemable, $.01 par       2,221                 0
    value ($7.00 redemption value)
      Authorized - 1,000,000 Shares
      Issued and Outstanding - 424,307
      Shares at 4/30/97, none at 1/31/98.
  Series D Convertible Redeemable, $.01 par      16,449                 0
    value (stated at redemption value)
      Authorized - 1,922,169 Shares
      Issued and Outstanding - 1,922,169
      Shares at 4/30/97, none at 1/31/98.
  Redeemable Put Warrants to purchase 100,000       400                 0
    Shares of Class A Common Stock
                                                 ------             -----
      TOTAL REDEEMABLE PREFERRED STOCK
        and PUT WARRANTS                         31,826                 0
                                                 ------             -----

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES and STOCKHOLDERS EQUITY (DEFICIT)
                                 (In Thousands)
--------------------------------------------------------------------------------
                                                  April 30,        January 31,
                                                    1997               1998
                                                 (Restated)        (Unaudited)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock -
    Authorized - 30,000,000 Shares,                  35                105
      $.01 par value
    Issued and Outstanding - 3,457,792
      and 10,502,780 shares.
  Class B Common Stock -                             10                 10
    Authorized - 1,000,000 Shares,
      $.01 par value;
      10 Votes per Share.
    Issued and Outstanding - 1,000,000
      and 988,200 shares.
  Additional Paid-In Capital                     10,976             95,645
  Accumulated Deficit                           (10,945)           (14,891)
                                               --------           --------
                                                     76             80,869
                                               --------           --------
                                               $141,604           $175,326
                                               ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                     CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                   (In thousands, except for per share information)

                                                   Three Months Ended         Nine Months Ended
                                             ---------------------------------------------------------------
                                             January 31,  January 31,  January 31, January 31, January 31,
                                               1997         1998          1997       1998        1998
                                                                                               (Proforma)
                                             ----------------------------------------------------------
 Revenues                                     $20,194     $28,769       $56,211     $87,321       $87,321
                                             --------    --------      --------    --------      --------
 Operating Expenses:
   Cost of Operations                          12,475      17,132        33,293      51,743        51,743
   General and Administrative                   3,303       4,314         8,867      12,729        12,729
   Depreciation and Amortization                3,316       4,684         9,726      13,412        13,412
   Merger Costs (Pooling)                       - 0 -         290         - 0 -         290           290
                                             --------    --------      --------    --------      --------
                                               19,094      26,420        51,886      78,174        78,174
                                             --------    --------      --------    --------      --------
 Operating Income                               1,100       2,349         4,325       9,147         9,147
                                             --------    --------      --------    --------      --------
 Other (Income) Expenses
   Interest Income                                (63)        (50)         (171)       (178)         (178)
   Interest Expense                             1,308       1,409         3,074       5,450         3,389
   Other Expense (Income), net                    (31)       (115)          105           2             2
                                             --------    --------      --------    --------      --------
                                                1,214       1,244         3,008       5,274         3,213
                                             --------    --------      --------    --------      --------
 Income Before Provision for Income
   Taxes and Extraordinary Items                 (114)      1,105         1,317       3,873         5,934
 Provision for Income Taxes                        15         603           960       1,950         2,775
                                             --------    --------      --------    --------      --------
 Net Income                                      (129)        502           357       1,923         3,159
                                             ========    ========      ========    ========      ========
 Accretion of Preferred Stock and Put            (424)          0        (6,004)       (974)         (225)
 Warrants                                    --------    --------      --------    --------      --------
 Net Income (Loss) Applicable to Common
   Stockholders                                 ($553)       $502       ($5,647)       $949        $2,934
                                             ========    ========      ========    ========      ========
 Basic Earnings per Share of Common Stock                   $0.04                     $0.14         $0.26
                                                         ========                  ========      ========
 Basic Weighted Average Common Stock
   Shares Outstanding                                      11,303                     6,755        11,293
                                                         ========                  ========      ========
 Diluted Earnings per Share                                 $0.04                     $0.09         $0.24
                                                         ========                  ========      ========
 Diluted Weighted Average Common Stock and
   Common Stock Equivalent Shares Outstanding              12,549                    10,445        12,467
                                                         ========                  ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1997 and 1998
                                 (In Thousands)
                                                     1997         1998
                                                  (Unaudited)  (Unaudited)
                                                   --------      --------
Cash Flows from Operating Activities:
  Net Income                                           $357       $1,923
                                                   --------      --------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities-
  Depreciation and Amortization                       9,726       13,412
  (Gain) Loss on Sale of Equipment                      145        (262)
  Changes in Assets and Liabilities, net of
    Effects of Acquisitions -
    Accounts Receivable                             (3,253)      (1,953)
    Accounts Payable                                  2,914      (1,106)
    Other Current Assets/Liabilities                  1,224      (1,579)
                                                   --------      --------
                                                     10,756        8,512
                                                   --------      --------
    Net Cash Provided by Operating Activities        11,113       10,435
                                                   --------      --------
Cash Flows from Investing Activities:
  Acquisitions, net of Cash Acquired               (33,605)     (26,045)
  Additions to Property and Equipment              (13,400)     (14,876)
  Proceeds from Sale of Equipment                       104        1,093
  Other Assets/Liabilities                            (512)          503
                                                   --------      --------
    Net Cash Used in Investing Activities          (47,413)     (39,325)
                                                   --------      --------
Cash Flows from Financing Activities:

  Proceeds from Issuance of Common Stock                525       48,492
  Proceeds from exercise of Stock                         0          827
    Warrants/Options
  Call of redeemable put warrants                         0        (525)
  Redemption of Series C Preferred Stock                  0      (2,970)
  Proceeds from Long-Term Borrowings                 45,876      113,665
  Principal Payments on Long-Term Debt              (9,617)     (130,364)
                                                   --------      --------
    Net Cash Provided by Financing Activities        36,784       29,125
                                                   --------      --------
Net Increase in Cash and Cash Equivalents               484          235
Cash and Cash Equivalents, Beginning of Period        1,788        2,070
                                                   --------      --------
Cash and Cash Equivalents, End of Period             $2,272       $2,305
                                                   ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1997 and 1998
                                 (In Thousands)
                                                       1997          1998
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------

Supplemental Disclosures of Cash Flow
Information:
  Cash Paid During the Period for -
    Interest                                         $3,056         $5,729
                                                   ========        ========
    Income Taxes                                       $599           $619
                                                   ========        ========
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  Summary of Entities Acquired -
    Fair Market Value of Assets Acquired            $63,913        $31,965
    Common Stock Issued                             (9,374)         (1,352)
    Cash Paid                                      (33,605)        (26,045)
                                                   --------        --------
      Liabilities Assumed and Notes Payable to
        Sellers                                     $20,934         $4,568
                                                   ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of January 31, 1998 and April 30, 1997, the consolidated statements of operations for the three and nine months ended January 31, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended January 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued audited balance sheet dated April 30, 1997 to reflect the merger with All Cycle Waste, Inc. and Winters Brothers, Inc. ("All Cycle") consummated on December 19, 1997, accounted for using the pooling of interests method of accounting. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements for the twelve months ended April 30, 1997 and for the three months ended July 31, 1997. These were included as part of the Company's registration statement filed on Form S-1/A on October 9, 1997 (the `Registration Statement').

1. BUSINESS COMBINATIONS

Transaction Recorded as a Pooling of Interests

On December 19, 1997, the Company completed its merger with All Cycle Waste, Inc. and Winters Brothers, Inc. (together - "All Cycle") in a business combination recorded as a pooling of interests and accordingly the accompanying financial statements have been restated to include the accounts and operations of All Cycle for all periods presented. The two businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. All Cycle Waste, Inc. is a solid waste collection and transfer operation in Chittenden County, Vermont. Winters Brothers, Inc. owns the real estate that All Cycle Waste Inc. operates out of in Williston, Vermont. The Company issued 416,103 shares of its class A common stock for all of the outstanding stock of All Cycle Waste, Inc. and 187,244 shares of its class A common stock for all of the outstanding stock of Winters Brothers, Inc.

Prior to the pooling, the acquired companies' fiscal year ended December 31. Subsequent to the pooling, the acquired companies changed their year-end to April 30 to conform with that of Casella Waste Systems, Inc. During the four months ended April 30, 1997, All Cycle Waste, Inc. had waste hauling and disposal revenues of $2,754,877 and a net loss of $26,102. For the same period Winters Brothers, Inc. had inter-company rental income of $53,000 and net income of $5,265.

Changes to the previously reported April 30, 1997 stockholders' equity of Casella Waste Systems, Inc. resulting from this transaction are as follows:

(Amounts in thousands, except for share data)

                               Common A     Common A    Paid in     Accumulated
                                Number                  Capital      Deficit
                               of Shares       $           $             $

 Balance at 4/30/97           2,854,445      $29       $ 9,982     ($ 10,331)
   as previously reported
  Adjustment in                 603,347        6           994          (593)
   connection with pooling
   of interests
 Adjustment to conform                                                   (21)
   with pooled companies'
   year ends

 Balance at 4/30/97           3,457,792      $35       $10,976     ($ 10,945)

Prior to December 19, 1997, Casella Waste Systems, Inc. and All Cycle Waste, Inc. incurred disposal expense and All Cycle Waste, Inc. earned disposal revenue through the normal operations of the acquired company's waste transfer station. In addition, Winters Brothers, Inc. earned rental income and All Cycle Waste, Inc. incurred rental expense on the acquired companies' facility in Williston, Vermont. These transactions have been eliminated in the accompanying financial statements.

Following is a reconciliation of the amounts (in thousands) of net sales and net income previously reported for the three and nine months ended January 31, 1997, for the year ended April 30, 1997, and for the six months ended October 31, 1997:

                                  Three       Nine
                                  Months     Months         Year     Six Months
                                  ended      ended          ended       ended
                                 1/31/97    1/31/97       4/30/97     10/31/97

 Revenues:
      As previously reported    $18,312     $51,518     $73,176     $54,850

      Acquired companies          2,257       5,279       7,358       4,607

      Elimination of
         intercompany revenue      (375)       (586)     (1,002)       (905)

      As restated               $20,194     $56,211     $79,532     $58,552

 Net income:

      As previously reported    $    20     $   770     $   (12)    $ 1,603

      Acquired companies           (149)       (413)       (407)       (182)

      As restated               $  (129)    $   357     $  (419)    $ 1,421

Transactions Recorded as Purchases

During the year ended April 30, 1997, the Company completed 24 acquisitions, including the 25-year capital lease of a landfill, for approximately $34.8 million in cash, $20.8 million in notes to sellers and liabilities assumed and 755,254 shares of class A common stock issued. These transactions were accounted for as purchases.

During the nine months ended January 31, 1998, the Company acquired 22 solid waste hauling operations, exclusive of the All Cycle Waste Inc. transaction discussed above, in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $26.0 million is cash, $4.6 million in notes to sellers and liabilities assumed, and 86,858 shares of class A common stock issued. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information (rounded to thousands except for per share data) shows the results of the Company's operations as though each of the completed acquisitions had occurred as of May 1, 1996:

                                       Nine Months Ended    Nine Months Ended
                                       January 31, 1998      January 31, 1997
                                       -----------------    -------------------
 Revenues                                  $97,566              $97,191
 Operating Income                            9,875                7,994
 Net Income (Loss)                           1,827                  594
 Preferred Stock & Put Warrant Accretion      (974)              (6,004)
 Net Income(Loss) Available to Common          853               (5,410)
    Shareholders
 Pro forma income (loss) per                  $.13
   share of common stock
 Weighted average common stock               6,755
   shares outstanding
 Pro forma income (loss) per share -          $.08
   assuming full dilution
 Weighted average common stock              10,445
   shares outstanding - assuming full
   dilution

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 1996 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

2. COMMITMENTS AND CONTINGENCIES

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of the Company's officers and directors in the Rutland Superior Court, Rutland County, State of Vermont. In the Complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the recent initial public offering of the Company's class A common stock, certain stockholders of the Company have agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not legal fees paid by or on behalf of the Company or any other third party). The Company accrued a $215,000 reserve for this claim during the quarter ended July 31, 1997.

The Company is a party to various other litigation matters arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In the normal course of business and as a result of the extensive government regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings and investigations involving federal, state, or local agencies. To date, the Company has not been required to pay any material fine or had a judgment entered against it for violation of any environmental law. From time to time, the Company also may be subjected to actions brought by citizens groups in connection with the permitting of landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. From time to time, the Company is also subject to claims for personal injury or property damage arising out of accidents involving its vehicles or other equipment.

3. ENVIRONMENTAL LIABILITIES

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

4. CHANGES IN STOCKHOLDERS EQUITY

Initial Public Offering of Class A Common Stock

On November 3, 1997, the Company completed an initial public offering of 3,000,000 shares of its class A common stock, priced at $18.00 per share. The Company raised proceeds of $48,492,267 net of underwriters' discount of $3,780,000 and other issuance costs of $1,727,733. The proceeds of this offering were used to repay debt and redeem the series C preferred mandatorily redeemable preferred stock.

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

 In accordance with the terms of the Company's agreements with the holders of the series C manditorily redeemable preferred stock, the preferred stock was redeemed at its stated redemption price of $7.00 per share upon the closing of the class A common public offering. During the quarter ended October 31, 1997 the series C manditorily redeemable preferred stock was accreted to its redemption value.

The unaudited pro forma consolidated statement of operations gives effect to the application of the net proceeds of the initial pubic offering as if it had occurred on May 1, 1997.

5. PROVISION FOR INCOME TAXES

The Company records income tax expense on its estimated taxable income during the year based on combined effective federal and state tax rates of 40%. The difference in federal income taxes at the statutory rate and the provision for income taxes for the three and nine month periods ended January 31, 1998 and 1997 is primarily due to non-deductible goodwill costs, state and local taxes, and deferred tax provisions.

The Company records non-current deferred tax liabilities for the excess of depreciation expense recorded for income taxes purposes over that recognized for financial accounting purposes. In addition, adjustments are made in the deferred tax liability for business combinations that are accorded a different treatment under the Internal Revenue Code than under generally accepted accounting principles. During the quarter ended January 31, 1998, the Company recorded a charge of $97,376 to deferred income tax expense to reflect the effect of the All Cycle pooling of interests, and the related loss of subchapter S tax status by All Cycle Waste, Inc. and Winters Brothers, Inc.

6. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997.

Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic common shares no longer include common equivalents such as convertible preferred shares. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock warrants and convertible preferred stock) had been issued. The treasury stock method used to compute the number of potentially-dilutive shares that would be repurchased with the proceeds of potential stock issuances has been changed. The treasury stock method now requires use of the average share price for the period instead of the greater of the ending share price or the average share price.

Historical net income (loss) per share information has not been presented, since this information is not considered to be relevant or meaningful.

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

                                                  Three months  Nine months
                                                     ended         ended
                                                     1/31/98      1/31/98

  Number of shares outstanding, end of period:
       Class A common stock                         10,503        10,503
       Class B common stock                            988           988
  Effect of weighting the average shares
       outstanding during the period                  (188)       (4,736)

  Basic shares outstanding                          11,303         6,755

  Potentially dilutive shares                        1,246         3,690

  Fully diluted shares outstanding:                 12,549        10,445

The pro forma number of basic and diluted shares outstanding for the nine months ending January 31, 1998 gives weighting effect to the pro forma issuance of the publicly offered shares of class A common stock and conversion of series A, B and D preferred stock, as if these events had occurred on May 1, 1997.

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

The following discussion should be read in conjunction with the Company's Consolidated Financial Statement and the related notes, included elsewhere in this report.

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

During the fiscal year ended April 30, 1997, the Company acquired 24 solid waste collection, transfer and landfill operations. During the nine months ended January 31, 1998, the Company acquired another 22 similar operations in transactions recorded as purchases. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the dates of the acquisitions. The resulting growth in revenues and results of operations of the Company will materially affect the period-to-period comparisons of this financial information. In addition to these transactions, during the three months ended January 31, 1998 the Company acquired a waste collection and transfer operation in a transaction recorded as a pooling of interests. Under the rules governing poolings of interest, the prior period and year to date financial statements of the Company have been restated to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all periods presented in the accompanying financial statements.

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

During the periods presented on the Consolidated Statement of Operations, revenue was comprised of the following lines of business:

                  Three months ended         Nine months ended
                ----------------------     --------------------
                1/31/98       1/31/97      1/31/98      1/31/97
                -------       -------      -------      -------
 Collection       75.7%        70.5%        72.1%        67.3%
 Landfill         11.5         15.3         13.3         17.0
 Transfer          5.0          6.7          6.2          6.8
 Recycling         6.1          6.5          6.4          7.7
 Other             1.7          1.0          2.0          1.2
                  ----         ----         ----         ----
 Total Revenue     100%         100%         100%         100%
                  ====         ====         ====         ====

Collection revenues increased as a percentage of total revenues because most of the Company's acquisitions over the last 21 months were primarily collection companies. Other revenue increased due to the acquisition of the Maine waste tire processing operation in July 1996, and due to two portable toilet/septic-pumping acquisitions in the first quarter of the current fiscal year. The remaining revenue categories have decreased as a percentage of total revenues due to fewer acquisitions being consummated in these lines of business. Any increases in landfill or transfer revenues achieved by internalizing the waste volumes of newly acquired collection businesses are eliminated in the consolidated statements.

Revenues increased $8.6 million, or 42.5%, for the three months ended January 31, 1998 over the same period in 1997. Revenues increased $31.1 million, or 55.3% for the nine months ended January 31, 1998 over the comparable period in 1997. Of this increase, $7.3 million of the third quarter growth and $27.5 million of the year-to-date growth was due to the impact of businesses acquired during the year ended April 30, 1997, and during the current fiscal year. The balance of the increase was due to internal growth, comprised of net new business, volume increases of existing customers, price increases, and changes in recycled commodities pricing.

OPERATING EXPENSES

The following table depicts for the periods presented on the Consolidated Statement of Operations the relationship between revenues and certain expense items:

                                  Three months ended         Nine months ended
                                ----------------------     --------------------
                                1/31/98       1/31/97      1/31/98      1/31/97
                                -------       -------      -------      -------
 Revenues                          100%         100%         100%        100%
 Cost of operations               59.5         61.8         59.2        59.2
 General and administrative       15.0         16.4         14.6        15.8
 Depreciation and amortization    16.3         16.4         15.4        17.3
 Merger Costs                      1.0           --          0.3          --
                                 -----        -----        -----       -----
 Operating income                  8.2          5.4         10.5         7.7
 Interest expense, net             4.7          6.1          6.1         5.2
 Other (income) expense           (0.3)        (0.2)         -0-         0.2
 Provision for income taxes        2.1          0.1          2.2         1.7
                                 -----        -----        -----       -----
 Net Income                        1.7         (0.6)         2.2         0.6
                                 =====        =====        =====       =====
 EBITDA*                          24.4         21.9         25.8        25.0
                                 =====        =====        =====       =====

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

As a percentage of revenue, cost of operations decreased for the three months ending January 31, 1998 compared to the same period ending January 31, 1997. This reflects both the efficiencies achieved from stressing `tuck-in' collection acquisitions, and the emphasis placed this year on improved management of the seasonal aspects of our operations. As noted in the `Seasonality' section below, a number of factors can adversely impact Company revenues during the winter months. During the quarter ending January 31, 1998, operating expenses were in line with operating expenses year to date, which indicates improved success in effectively managing variable costs during the winter when compared to the same figures during the prior fiscal year.

General and Administrative

General and administrative expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with the Company's marketing and sales force and community relations expense.

As a percentage of revenue, general and administrative expenses have dropped 1.4% for the three-month period ending January 31, 1998 compared to the same period during 1997. The decrease for the nine-month period ending January 31, 1998 compared to the same period in 1997 was 1.2%. This improvement is due to improved economies of scale achieved subsequent to the acquisitions of the last 21 months, and to the leveraging off of our existing corporate overhead.

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

Depreciation and amortization expenses for the nine months ended January 31, 1998 were 15.4% of revenue compared to 17.3% during the same nine months ended January 31, 1997. This change reflects the Company's increasing share of revenue generated from collection operations, which have lower depreciation and amortization costs as a percentage of revenues than the Company's other operations. This trend was partially offset, beginning in the quarter ended October 31, 1997, by increased landfill amortization due to the opening of a new lined cell at the Company's leased disposal facility in Clinton County, NY.

Merger (Pooling) Costs

Merger related expenses consist of legal and professional fees associated with the All Cycle pooling of interests, as well as bonus payments made to All Cycle management personnel in consideration of the pending merger. This expense was 1.0% and 0.3% of revenue during the three-month and nine-month periods ended January 31, 1998.

INTEREST EXPENSE (NET)

During the three months ended January 31, 1998, interest as a percent of revenue decreased to 4.7% from 6.1% for the quarter ended January 31, 1997. Net interest expense rose to 6.1% as a percent of revenue during the nine months ended January 31, 1998 compared to 5.2% for the nine months ended January 31, 1997. These fluctuations are the result of the increased debt incurred by the Company as it continued to successfully implement its acquisition program during the fiscal year ended April 30, 1997, and during the current fiscal year. The Company's total debt (including capital leases) had risen from $29.4 million at April 30, 1996 to $83.6 million at April 30, 1997 to $99.6 at October 31, 1997. Effective with the Company's public offering of class A common stock on November 3, 1997, the Company repaid approximately $45 million in debt, resulting in a decrease in interest expense as a percent of revenue for the third quarter of 1998 compared to 1997.

The decrease in interest expense resulting from the debt payoff was partially offset by a $75,000 early payment charge related to the payoff of the BankBoston series B term note, and by a $53,869 interest charge related to resolution of a federal tax audit.

OTHER INCOME AND EXPENSE

This category was not material to total revenues or the results of operations during the three and nine month periods ending January 31, 1997 and 1998.

PROVISION FOR INCOME TAXES

For interim periods of the fiscal year ended April 30, 1998, income taxes are recorded at a combined federal and state rate of 40% based on estimated taxable income, with effect given to certain non-deductible expenses. In addition, the quarter ending January 31, 1998 includes a $97,376 deferred tax provision related to the All Cycle merger and related termination of All Cycle's subchapter S tax status.

EBITDA

EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

Amounts in $1,000's

                                  Three months ended         Nine months ended
                                ----------------------     --------------------
                                1/31/98       1/31/97      1/31/98      1/31/97
                                -------       -------      -------      -------
 Operating income                $2,349       $1,100       $ 9,147     $ 4,324

 Depreciation and amortization    4,684        3,316        13,412       9,726
                                 ------       ------       -------     -------
 EBITDA                          $7,033       $4,416       $22,559     $14,050
                                 ======       ======       =======     =======
 EBITDA as a percentage of
   revenue                        24.4%        21.9%         25.8%       25.0%

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. Because of these needs the Company has in the past had working capital deficits. The Company had positive net working capital of $3.7 million at January 31, 1998 compared to a $5.6 million working capital deficit at April 30, 1997.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003.

On November 3, 1997 the Company completed an initial public offering of its class A common stock. The proceeds from this offering were $48.5 million, net of underwriters discounts and issuance costs. A portion of the proceeds of this offering, $45 million, was used to repay long term debt, and to pay down the line of credit. Funds available to the Company under the line of credit were $94.6 million at January 31, 1998.

The Company's cash provided internally from operations together with the Company's available credit facilities should enable it to meet its needs for working capital for the next fiscal year.

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

During the quarter ended January 31, 1998, a severe ice storm afflicted the northeast, including the Company's operations in northern Vermont and New Hampshire, and Western Maine.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of the Company's officers and directors in the Rutland Superior Court, Rutland County, State of Vermont. In the Complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the recent initial public offering of the Company's class A common stock, certain stockholders of the Company have agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not legal fees paid by or on behalf of the Company or any other third party).

The Company is not aware of any other non-routine or incidental material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

During the quarter ended January 31, 1998 the Company had the following sales of unregistered securities:

On November 5, 1997, the Company acquired the Teelon group of solid waste collection companies in western New York State in a transaction accounted for as a purchase. The total purchase price was $4.9 million, including $1.5 million in liabilities assumed and/or discharged, $2.8 million cash paid to sellers and 28,000 shares of class A common stock issued to the sellers. The shares of class A common stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

On December 1, 1997 the Company effected a merger with Pine Tree Waste, Inc. of South Portland, Maine, in a transaction accounted for as a purchase. The total purchase price was $4.4 million, including $2.9 million in liabilities assumed and/or discharged, 81,131 shares of class A common stock issued to the sellers, and a reserve of 16,274 shares of class A common stock to be issued pending the results of a post-acquisition audit. The shares of class A common stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

On December 19, 1997 the Company effected a merger with All Cycle Waste, Inc. and Winter Brothers, Inc. (commonly owned entities) of Williston, Vermont, in a transaction accounted for as a pooling of interest. The Company issued 416,103 shares of class A common stock for all of the outstanding stock of All Cycle Waste, Inc. and 187,244 shares of class A common stock for all of the outstanding stock of Winters Brothers, Inc. As of the date of the merger, All Cycle Waste, Inc. and Winters Brothers, Inc. had combined total assets of $6.7 million and combined total liabilities of $6.4 million. The shares of class A common stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

On December 11, 1997 Prudential Securities Group, Inc. exercised warrants to purchase 32,902 shares of the Company's class A common stock. Prudential Securities exercised these warrants in a cashless transaction, surrendering 50,654 warrants in exchange for 32,902 shares of class A common stock. The shares of class A common stock were offered and issued in reliance upon the exemption from registration set forth in section 3(a)(9) under the Securities Act of 1933.

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

The managing underwriters of the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Oppenheimer & Co., Inc.

Through January 31, 1998, the following expenses were incurred for the Company's account in connection with the offering:

               Underwriting discount                        $3,780,000
               Expenses paid to or for underwriters                  --
               Other expenses                                 1,727,733
                                                          --------------
               Total expenses                                 5,507,733
                                                          --------------
               Net offering proceeds                        $48,492,267

The amount shown as `Other expenses' includes management fees paid to BCI Growth III, L.P., The North Atlantic Venture Fund, L.P. and The Vermont Venture Fund, L.P. BCI Growth III, L.P. owned 10% of the class A common stock of the Company immediately following the initial public offering (9.4% as of January 31, 1998). Gregory B. Peters, a director of the Company, is a General Partner of The North Atlantic Venture Fund, L.P. and is the Managing Partner of The Vermont Venture Fund, L.P.

        Management fees - BCI Growth III, L.P.                   $  368,643
        Management fees - The North Atlantic Venture Fund L.P.       75,967
        Management fees - The Vermont Venture Fund, L.P.             50,611
        Other payments                                            1,232,512

        Total other expenses                                     $1,727,733

The payments shown as `Other payments' were made to persons other than directors, officers or their associates, persons owning ten percent or more of any class of equity securities of the issuer, or affiliates of the issuer.

Through January 31, 1998 the proceeds of the offering were used as follows:

               Repayment of indebtedness                  $44,988,767
               Redemption of series C preferred stock       3,465,369
               Other                                           38,131

               Total use of proceeds                      $48,492,267

The amount shown as `Redemption of series C preferred stock' included payments to BCI Growth III L.P., The North Atlantic Venture Fund, L.P. and The Vermont Venture Fund, L.P., whose relationships to the Company are described in the preceding section.

        Redemption of series C preferred stock -
          BCI Growth III, L.P.                              $ 2,579,621
        Redemption of series C preferred stock -
          The North Atlantic Venture Fund, L.P.                 531,587
        Redemption of series C preferred stock -
          The Vermont Venture Fund, L.P.                        354,161
        Other use of proceeds                                45,026,898

        Total use of proceeds                               $48,492,267

The payments shown as `Other use of proceeds' were made to persons other than directors, officers or their associates, persons owning ten percent or more of any class of equity securities of the issuer, or affiliates of the issuer.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended January 31, 1998, no matters were submitted to a vote of the Company's shareholders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27   Financial Data Schedule for Period Ended January 31, 1998
             Restated Financial Data Schedule for Period Ended October 31, 1997

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