Form 10-K
period 1998-04-30
CASELLA WASTE SYSTEMS INC
filed 1998-06-25
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ............... to ...............

                        Commission file number 000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        03-0338873
---------------------------------           ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, VT                            05701
----------------------------------------    ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (802)-775-0325

Securities registered pursuant to Section 12(b) of the Act:   None.

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A common stock, $.01 per share par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A common stock at the close of business on June 15, 1998 was $197,277,111 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

There were 10,563,504 shares of class A common stock, $.01 per share par value, of the registrant outstanding as of June 15, 1998. There were 988,200 shares of class B common stock of the registrant outstanding as of June 15, 1998.

                       Documents Incorporated by Reference

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I - Business - "Executive Officers of the Company") have been omitted from this report, since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this report.

                                     PART I

ITEM 1. BUSINESS

The Company

Casella Waste Systems, Inc. is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, upstate New York and northern Pennsylvania. At of June 15, 1998, the Company owned and/or operated five Subtitle D landfills, 35 transfer stations, nine recycling processing facilities, 28 collection divisions, and two septic/liquid waste divisions, which collectively serve over 180,000 commercial, industrial and residential customers. The Company was founded in 1975 as a single-truck operation in Rutland, Vermont and subsequently expanded its operations throughout the state of Vermont. In 1993, the Company initiated an acquisition strategy to take advantage of anticipated reductions in available landfill capacity in Vermont and surrounding states due to increasing environmental regulation and other market forces driving consolidation in the solid waste industry. From May 1, 1994 through April 30, 1998, the Company acquired ownership or long-term operating rights to 77 solid waste businesses, including four landfills, and between May 1, 1998 and June 15, 1998 the Company acquired an additional eight such businesses, including a Subtitle D landfill in western upstate New York.

Recent Developments

Since the Company's initial public offering of Common Stock consummated in November 1997 (the "November Offering"), the Company has expanded and strengthened its market presence in its three geographic regions through the acquisition of 28 solid waste management businesses, whose operations collectively included one subtitle D landfill in western upstate New York (the "Hyland Landfill"), 25 collection operations, four transfer stations and six septic/liquid waste operations.

In November 1997, the Company completed the acquisition of BDS Sanitation, Inc., Vets Disposal, Inc. and Brookman Disposal, Inc. (collectively, the "Teelon Group"), which provide solid waste collection and transfer services in various counties in central New York. The Company believes that the acquisition of the Teelon Group provides the Company with a new growth platform in central New York and expands geographically the Company's existing operations in its Western Region (which includes upstate New York and northern Pennsylvania). Subsequent to the acquisition of the Teelon Group, the Company completed two "tuck-in" acquisitions in central New York. See "Business - Service Area - Western Region".

In December 1997, the Company completed the acquisition of All Cycle Waste, Inc. and Winters Brothers, Inc. (collectively, the "All Cycle Acquisition"), which provide solid waste collection and transfer services in Chittenden County, Vermont. The Company believes that the acquisition of All Cycle further strengthens the Company's market position in its Central Region (which includes Vermont and certain areas of New Hampshire and upstate New York). See "Business
- Service Area - Central Region".

In February 1998, the Company completed the acquisition of Atlantic Waste Systems North, Inc., which provides solid waste collection to approximately 6,000 commercial, residential and industrial customers in Salem, New Hampshire and surrounding counties. The Company believes that this acquisition provides the Company with a new growth platform in southern New Hampshire and expands geographically the Company's existing operations in its Eastern Region located in Maine. See "Business - Service Area - Eastern Region".

In May, 1998, the Company acquired the Hyland landfill in Angelica, Allegany County, New York. The Hyland landfill is the Company's first disposal facility in its Western Region, and serves the western upstate New York waste shed. The Company has received a permit from the State of New York Department of Environmental Conservation for approximately 1,500,000 tons of disposal capacity at this facility. The Hyland landfill may be subject to additional local restrictions and permits. The Company has not yet begun accepting waste at the Hyland landfill. See Part I, Item 3, "Legal Proceedings".

In January 1998, the Company increased its borrowing capacity, including its ability to obtain letters of credit, to $150 million from $110 million with a group of banks for which BankBoston, N.A. is acting as agent. See Part III, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Service Area

The Company is managed on a decentralized basis, with its operations divided into three geographic regions: the Central, Eastern and Western Regions. These three regions are further divided into divisions organized around smaller market areas, known as "waste sheds", each of which contains the complete cycle of activities in the solid waste service process, from "curb control" (collection) to transfer stations to landfill (disposal facility). The following are the Company's three geographic regions that comprise the Company's service area:

Central Region

The Central Region consists of Vermont, portions of New Hampshire and eastern upstate New York. The Company was founded in 1975 in Rutland, Vermont, and has continued to grow its market presence in the Central Region. The portion of upstate New York within the Company's Central Region as of June 15, 1998 extends from Interstate 90 north to the Canadian border and from the Vermont border west to Interstate 81 and the eastern shore of Lake Ontario. The Company owns and operates Subtitle D landfills in Bethlehem, New Hampshire; Coventry, Vermont; and, through a 25-year capital lease, operates the Clinton County landfill located in Schuyler Falls, New York. In addition, the Company operated 13 collection operations, 23 transfer stations and two septic/liquid waste pumping operations in the Central Region as of June 15, 1998.

Eastern Region

The Company's Eastern Region consists of the central and southern portions of Maine (including Bangor and Augusta) and southeastern New Hampshire. The Company established a market presence in Maine through the acquisition of the Sawyer Companies in December 1995. Through its Sawyer operations, the Company owns the SERF landfill located in Hampden, Maine, which processes ash, special waste and front end processing residue from a regional incinerator. In addition, at June 15, 1998 the Company operated six transfer stations, and collects solid waste from commercial, industrial and residential customers. The Company's waste tire processing facility, located in Eliot, Maine, has the capacity to process approximately 3.5 million tires per year and generates tire derived fuel, which the Company sells to paper mills for consumption as a supplemental energy source for boiler fuel. In the fourth quarter of fiscal 1998, the Company wrote-down the carrying value of the tire processing facility in the amount of $971,000. There can be no assurance that the Company will not incur additional losses relating to the continued operation of the waste tire processing facility, including in the event of, among other reasons, a weakening of the market for tire-derived fuel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3(j) of Notes to Consolidated Financial Statements.

Unlike the other states in the Company's existing market area, Maine has an aggressive incineration program and the Company believes that approximately 80% of the waste shed in the Company's market area is disposed of through incineration. However, the Company believes that approximately 45% of the tonnage delivered to incinerators is returned to landfills as ash and front end processing residue, and the Company believes it is the largest disposer of incinerated waste material in Maine.

Western Region

The Western Region is comprised of the south central, western and southern tier of upstate New York (including Ithaca, Elmira, Horsehead, Corning and Watkins
Glen) and the northern tier of Pennsylvania. Through the acquisition of the Superior Disposal Services companies in January 1997, the Company established its market presence in the Western Region. At June 15, 1998 the Company operated six transfer stations and nine collection operations, and collects solid waste from commercial, industrial and residential customers in the Western Region. In May 1998, the Company acquired a Subtitle D landfill in Angelica, New York, located in the Western Region. The Hyland landfill is the Company's first disposal facility in its Western Region, and serves the western upstate New York waste shed. See "Landfills - Hyland" and Part 1, Item 3, "Legal Proceedings".

Operations

The Company's operations include the ownership and/or operation of landfills, solid waste collection services, transfer stations, recycling services, septic/liquid waste operations, and tire processing and other services.

Landfills

The Company currently owns four Subtitle D landfill operations and operates a fifth Subtitle D landfill under a long-term lease arrangement with a county. All of the Company's operating landfills include leachate collection systems, groundwater monitoring systems and, where required, active methane gas extraction and recovery systems.

The following table provides certain information regarding the landfills that the Company operates. All of such information is provided as of June 15, 1998.

                                                                        Approximate           Estimated
                                                                         Estimated          in Permitting
                                                                     Total Remaining           Process
                                                                     Permitted Capacity       Capacity
              Landfill                        Location                  (Tons)(1)           (Tons) (1)(2)
              --------                        --------               ------------------     -------------
Clinton County (3).....................    Schuyler Falls, NY            1,140,000             1,160,000
Waste USA (4)..........................    Coventry, VT                  1,424,000               600,000
SERF...................................    Hampden, ME                     162,000             3,200,000
NCES...................................    Bethlehem, NH                    46,000             1,500,000
Hyland ................................    Angelica, NY                  1,500,000                 - 0 -

(1) The Company converts estimated remaining permitted and permittable capacity calculated in cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable for the respective landfill. At June 15, 1998 the Company had not begun accepting waste at the Hyland landfill. Consequently, for the Hyland landfill, the Company has used a compaction factor equal to the lowest compaction rate applicable to any existing facility (1,408 pounds per cubic yard). Actual compaction rates at the Company's landfills range up to 1,550 pounds per cubic yard, which would translate into permitted capacity at the Hyland landfill of 1,650,000 tons. See "Landfills - Hyland" and Part 1,
Item 3, "Legal Proceedings".

(2) Represents capacity for which the Company has begun the permitting process. Does not include additional available capacity at the site for which permits have not yet been sought.

(3) Operated pursuant to a capital lease expiring in 2021.

(4) The Company leases the airspace above this landfill under a lease which expires in 2001 and contains an option to renew.

The Company regularly monitors the available permitted in-place disposal capacity at each of its landfills and evaluates whether to seek to expand this capacity. In making this evaluation, the Company considers various factors, including the volume of solid waste projected to be disposed of at the landfill, the size of the unpermitted capacity included in the landfill, the likelihood that the Company will be successful in obtaining the approvals and permits required for the expansion and the costs that would be involved in developing the expanded capacity. The Company also considers on an ongoing basis the extent to which it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams at a particular landfill or to seek other permit modifications.

The permitting process is lengthy, difficult and expensive, and is subject to substantial uncertainty and there can be no assurance that any such permits or expansion requests will be granted. Often, even when permits are granted, they are not granted until the landfill's remaining capacity is very low. There can be no assurance that the Company will be able to add additional disposal capacity when needed or, if added, that such capacity can be added on satisfactory terms or at its landfills where expansion is most immediately needed. If the Company is not able to add additional disposal capacity when and where needed, it may need to dispose of its collected waste at its other landfills or at landfills owned by others. Such a circumstance could have a material adverse effect on the Company's business, financial condition and results of operations.

Set forth below is certain information concerning the Company's landfills.

Clinton County. The Clinton County landfill, located in Schuyler Falls, New York, is leased by the Company from Clinton County, New York pursuant to a 25-year capital lease which expires in 2021. The Company estimates, based on current usage levels, that the Clinton County landfill has permitted air space capacity remaining for approximately seven-and-a-half-years of disposal. The Company expects to file applications with state regulatory officials seeking to further expand the permitted landfill capacity. See Item 2 - "Properties".

Waste USA. The Waste USA landfill is located in Coventry, Vermont and serves the northern two-thirds of Vermont. The Company owns the landfill and leases the permitted air space capacity above the landfill through January 2001 with an option to renew the lease. The Company also has an option to purchase the company from which it leases the air space. In the last quarter of fiscal 1998 the Company received a permit for an additional 1,300,000 tons of capacity. The Company estimates, based on current usage levels, that the Waste USA landfill has permitted air space capacity for approximately eight-and-a-half years of disposal. In addition, the Company has applied for a variance, which, if obtained, would enable the Company to amend its permit to add an additional 600,000 tons of permitted capacity. The Waste USA landfill is subject to state regulations and practices that generally do not allow permits for more than five years of expected annual capacity.

SERF. The SERF landfill is located in Hampden, Maine. The SERF landfill processes ash, special waste and front end processing residue (i.e., glass and other material segregated and disposed of separately from solid waste prior to incineration), for the Penobscot Energy Recovery Corporation's incinerator under a contract expiring in 2003. The Company estimates, based on current usage levels, that the SERF landfill has permitted air space capacity for approximately one-and-a-half years of disposal. The Company has filed an application for a permit to expand the capacity of the landfill in three phases. The Company believes that most elements of the first two of the three phases of its planned expansion are permittable under the grandfather provisions of local ordinances. Approval for the third phase of the Company's planned expansion will require the town of Hampden, Maine to amend a local ordinance. The Company may not succeed in its effort to amend that ordinance.

NCES. The NCES landfill, located in Bethlehem, New Hampshire, serves the northern and central New Hampshire waste sheds and portions of the Maine and Vermont waste sheds. In 1992, the town of Bethlehem adopted a zoning ordinance which precludes the "expansion of any existing landfills" which are not operated by the town. A proposed zoning ordinance change was defeated by town residents in March 1997 and March 1998, and it is not anticipated that another vote would take place until at least March 1999. In an effort to prolong the useful life of the permitted capacity until March 1999, the Company is limiting the rate of disposal at the facility and expects that the capacity at that restricted rate will be filled no later than March 1999 at which time, if the Company does not obtain local approval for additional air space capacity, the Company will be required to initiate closure of the landfill. There can be no assurance that another vote will take place or that in such a vote the zoning ordinance will be approved by Bethlehem town voters prior to the time the estimated total remaining permitted disposal capacity of the NCES landfill is exhausted. The Company has obtained the necessary state permit to expand its air space capacity, contingent on local approval. The Company believes that the proximity of the Waste USA landfill to the NCES landfill would enable the Company to redirect solid waste to the Waste USA landfill in the event that permitting takes longer than expected or if no expansion is allowed at NCES. If such redirection of solid waste is required, it may result in additional costs to the Company's operations.

Hyland. The Hyland landfill, located in Angelica, New York in Allegany County, serves the Company's Western Region. The Company has received a permit from the State of New York Department of Environmental Conservation for approximately 1,500,000 tons of disposal capacity at the facility and is permitted to accept 500 tons of municipal solid waste per day. Prior to its acquisition by the Company in May 1998, the first cell (with permitted capacity of 80,000 tons) of the facility was fully constructed and had not accepted any waste for disposal. The Company estimates that the Hyland landfill has permitted air space capacity under the permit from the State of New York Department of Environmental Conservation for 11 years of disposal. The Town of Angelica, New York has adopted certain laws which would require the Company to obtain an additional permit from the Town of Angelica for the operation of the Hyland landfill, would prohibit the expansion of the landfill and would prevent the disposal of yard waste and may preclude the disposal of industrial waste at that facility. The Company has filed a lawsuit against the Town of Angelica seeking to set aside enforcement of the law, and a temporary restraining order has been issued in favor of the Company. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of industrial waste at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. At June 15, 1998, the Company had not yet begun accepting waste at the Hyland landfill. See Part I, Item 3, "Legal Proceedings".

The Company also owns and/or operated five unlined landfills, which are not currently in operation. Three of these landfills have been closed and environmentally capped by the Company. Governmental approval has been obtained for closure of a fourth landfill and closure is expected to begin shortly. The fifth unlined landfill, a municipal landfill which is adjacent to the Subtitle D Clinton County landfill being operated by the Company, was operated by the Company from July 1996 through July 1997. The Company completed the closure and capping activities at this landfill in September 1997, and is indemnified by Clinton County for environmental liabilities arising from such landfill prior to the Company's operation.

Once the permitted capacity of a particular landfill is reached, the landfill must be closed and capped if additional capacity is not authorized. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the anticipated useful life of such landfill.

Solid Waste Collection

The Company's 28 solid waste collection divisions served over 180,000 commercial, industrial and residential customers at June 15, 1998. During fiscal 1998, approximately 52% of the solid waste collected by the Company was delivered for disposal at its landfills. The Company's collection operations are generally conducted within a 125-mile radius of its landfills. A majority of the Company's commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

Transfer Station Services

The Company operated 35 transfer stations as of June 15, 1998, of which 14 were owned by the Company and 21 were operated under contracts with municipalities. The transfer stations receive, compact and transfer solid waste collected primarily from the Company's various collection operations to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by: (i) increasing the size of the waste shed which has access to the Company's landfills; (ii) reducing costs by improving utilization of collection personnel and equipment; and (iii) building relationships with municipalities that may lead to future business opportunities, including privatization of the municipality's waste management services.

Recycling Services

The Company has positioned itself to provide recycling services to customers who are willing to pay for the cost of the recycling service. The proceeds generated from reselling the recycled materials are increasingly shared between the Company and its customers. In addition, the Company has adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. By structuring its recycling service program in this way, the Company has sought to reduce its exposure to commodity price risk with respect to the recycled materials.

As of June 15, 1998 the Company operated nine recycling processing facilities. The Company processes more than 20 classes of recyclable materials originating from the municipal solid waste stream, including cardboard, office paper, containers and bottles. The Company's recycling operations are concentrated principally in Vermont, as the public sector in other states in the Company's service area has taken primary responsibility for recycling efforts. At June 15, 1998, the Company employed one commodity sales manager to develop end markets, and had 56 employees in the recycling facilities to support the processing of approximately 65,000 tons of recyclable materials annually.

Waste Tire Processing and Other Services

The Company's waste tire processing facility, located in Eliot, Maine, has the capacity to process approximately 3.5 million tires per year and generates tire derived fuel, which the Company sells to paper mills for consumption as a supplemental energy source for boiler fuel. In June 1997, the Company was selected by the State of Maine to process an estimated 2.5 million tires over an 18-month period. Because of continuing losses in the Company's waste tire processing facility, in the fourth quarter of fiscal 1998 the Company wrote-down the carrying value of the tire processing facility in the amount of $971,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3(j) of Notes to Consolidated Financial Statements.

The Company's other services include two septic/liquid waste operations, located in the Company's Central Region.

Competition

The solid waste services industry is highly competitive, undergoing a period of consolidation, and requires substantial labor and capital resources. The Company competes with numerous solid waste management companies, many of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than the Company. Certain of the Company's competitors are large national companies that may be able to achieve greater economies of scale than the Company. The Company also competes with a number of regional and local companies. In addition, the Company competes with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over the Company due to the availability of user fees, charges or tax revenues and the greater availability to them of tax-exempt financing. In addition, recycling and other waste reduction programs may reduce the volume of waste deposited in landfills.

The Company competes for collection and disposal volume primarily on the basis of the price and quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for the Company's services or the loss of business.

Competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The Company generally competes for acquisition candidates with publicly owned regional and national waste management companies.

Marketing and Sales

The Company has a coordinated marketing and sales strategy which is formulated at the corporate level and implemented at the divisional level. The Company markets its services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. As of June 15, 1998, the Company had 29 division managers and 28 direct sales representatives. The Company also obtains new customers from referral sources, its general reputation and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

Maintenance of a local presence and identity is an important aspect of the Company's marketing plan, and many of the Company's managers are involved in local governmental, civic and business organizations. The Company's name and logo, or, where appropriate, that of the Company's divisional operations, are displayed on all Company containers and trucks. Additionally, the Company attends and makes presentations at municipal and state conferences and advertises in governmental associations' membership publications.

The Company markets its commercial, industrial and municipal services through its sales representatives who visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon meeting certain incentive targets. The Company emphasizes providing quality services and customer satisfaction and retention, and believes that its focus on quality service will help retain existing and attract additional customers.

Employees

At June 15, 1998, the Company employed approximately 1,043 full-time employees, including approximately 63 professionals or managers, approximately 814 employees involved in collection, transfer and disposal operations, and approximately 166 sales, clerical, data processing or other administrative employees. None of the Company's employees are represented by unions. The employees of SDS of PA, Inc., located in Wellsboro, Pennsylvania, which the Company acquired in January 1997, rejected a measure in the first half of fiscal 1998 to select a union to represent the employees in labor negotiations with management. In addition, in the second half of fiscal 1998, the production workers of the Company's tire recycling facility in Maine rejected a measure to select a union to represent them in labor negotiations with management. An unfair labor charge was filed against the Company with the Region 1 office of the National Labor Relations Board in Boston, Massachusetts alleging that on the day the petition was received at the tire recycling facility, workers were improperly interrogated and/ or threatened by local management. The Company reached an agreement resolving these charges, with no liability to the Company. The Company is aware of no other organizational efforts among its employees. Through a labor utilization agreement, the Company utilizes the services of Clinton County employees at the Clinton County landfill. The Clinton County employees are represented by a labor union. The Company believes that its relations with its employees are good.

Risk Management, Insurance and Performance or Surety Bonds

The Company actively maintains environmental and other risk management programs which it believes are appropriate for its business. The Company's environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. The Company also maintains a worker safety program which encourages safe practices in the workplace. Operating practices at all Company operations are intended to reduce the possibility of environmental contamination and litigation.

The Company carries a range of insurance intended to protect its assets and operations, including a commercial general liability policy and a property damage policy. A partially or completely uninsured claim against the Company (including liabilities associated with cleanup or remediation at its own facilities) if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair the Company's ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage.

Municipal solid waste collection contracts and landfill closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining performance or surety bonds or letters of credit. If the Company were unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, it may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Regulation

Introduction

The Company is subject to extensive and evolving Federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting the Company are administered by the EPA and other Federal, state and local environmental, zoning, health and safety agencies. The Company believes that it is currently in substantial compliance with applicable Federal, state and local environmental laws, permits, orders and regulations, and it does not currently anticipate any material environmental costs to bring its operations into compliance (although there can be no assurance in this regard). The Company anticipates there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste services industry. As a result, the Company attempts to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

In order to transport solid waste, it is necessary for the Company to possess and comply with one or more permits from state or local agencies. These permits also must be periodically renewed and may be modified or revoked by the issuing agency.

The principal Federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

The Resource Conservation and Recovery Act of 1976 ("RCRA")

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they
(i) either (a) are specifically included on a list of hazardous wastes, or (b) exhibit certain characteristics defined as hazardous; and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste.

Among the wastes that are specifically designated as nonhazardous are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most nonhazardous industrial waste products.

The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional obligations.

The Company is currently not involved with transportation or disposal of hazardous substances (as defined in CERCLA) in concentrations or volumes that would classify those materials as hazardous wastes. However, the Company has transported hazardous substances in the past and very likely will remain involved with hazardous substance transportation and disposal in the future to the extent that materials defined as hazardous substances under CERCLA are present in consumer goods and in the waste streams of its customers.

In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system. The Subtitle D Regulations also require, where certain regulatory thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed by the EPA upon landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D Regulations criteria. Various states in which the Company operates or in which it may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

The Federal Water Pollution Control Act of 1972

The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from the Company's transfer stations or if run-off or collected leachate from the Company's owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements.

The Comprehensive Environmental Response, Compensation, and Liability Act of
1980

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. In addition, CERCLA also imposes liability for the cost of evaluating and remedying any damage done to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable shares of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

The Clean Air Act

The Clean Air Act generally, through state implementation of Federal requirements, regulates emissions of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas that do not comply with certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

All of the Federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes. In addition to a penalty award to the United States, some of those statutes authorize an award of attorney's fees to parties successfully advancing such an action.

The Occupational Safety and Health Act of 1970 ("OSHA")

OSHA establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration of occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to the Company's operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

State and Local Regulations

Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Some of those liens may take priority over previously filed instruments. Furthermore, many municipalities also have local ordinances, laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or conduct, flow control provisions that direct the delivery of solid wastes to specific facilities or to facilities in specific areas, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time Federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if this or similar legislation is enacted, states in which the Company operates landfills could limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect the business, financial condition and results of operations of landfills within those states that receive a significant portion of waste originating from out-of-state.

In addition, certain states and localities may for economic or other reasons restrict the export of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions. In addition, the aforementioned proposed Federal legislation would allow states and localities to impose certain flow control restrictions. These restrictions could reduce the volume of waste going to landfills in certain areas, which may materially adversely affect the Company's ability to operate its landfills and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and results of operations could be materially adversely affected.

There has been an increasing trend at the Federal, state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes, leaves and tires. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its landfill facilities.

Executive Officers of the Company

The executive officers of the Company, their positions, and their ages as of June 15, 1998 are as follows:


         Name             Age   Position
         ----             ---   --------
Executive Officers

John W. Casella (1)       47    President, Chief Executive Officer, Chairman of
                                the Board of Directors and Secretary

Douglas R. Casella        42    Vice Chairman of the Board of Directors

James W. Bohlig           52    Senior Vice President and Chief Operating
                                Officer, Director

Jerry S. Cifor            37    Vice President and Chief Financial Officer,
                                Treasurer
Michael P. Barrett        44    Vice President, Transportation and Recycling

Christopher M. DesRoches  40    Vice President, Sales and Marketing

Joseph S. Fusco           34    Vice President, Communications

James M. Hiltner          34    Regional Vice President

Michael Holmes            43    Regional Vice President

Larry B. Lackey           37    Vice President, Permits, Compliance and
                                Engineering

Alan N. Sabino            38    Regional Vice President

Gary Simmons              48    Vice President, Fleet Management

John W. Casella has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1993, and has been Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella has actively supervised all aspects of Company operations since 1976, sets overall corporate policies, and serves as chief strategic planner of corporate development. Mr. Casella is also an executive officer and director of Casella Construction, a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions including the Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governor of Vermont on solid waste issues. Mr. Casella was an executive officer and director of Meridian Group, Inc. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College. Mr. Casella is the brother of Douglas R. Casella.

Douglas R. Casella founded the Company in 1975, and has been a director of the Company since that time. He has served as Vice Chairman of the Board of Directors of the Company since 1993 and has been President of Casella Waste Management, Inc. since 1975. Since 1989, Mr. Casella has been President of Casella Construction, a company owned by Mr. Casella and John W. Casella which specializes in general contracting, soil excavation and related heavy equipment work. Mr. Casella attended the University of Wisconsin's College of Engineering continuing education programs in sanitary landfill design, ground water remediation, landfill gas and leachate management and geosynthetics. Mr. Casella is the brother of John W. Casella.

James W. Bohlig joined the Company as Senior Vice President and Chief Operating Officer in 1993 with primary responsibility for business development, acquisitions and operations. Mr. Bohlig has served as a director of the Company since 1993. From 1989 until he joined the Company, Mr. Bohlig was Executive Vice President and Chief Operating Officer of Russell Corporation, a general contractor and developer based in Rutland, Vermont. In addition, Mr. Bohlig was the President and a director of Meridian Group, Inc. Mr. Bohlig is a licensed professional engineer. Mr. Bohlig holds a Bachelor of Science in Engineering and Chemistry from the U.S. Naval Academy, and is a graduate of the Columbia University Management Program in Business Administration.

Jerry S. Cifor joined the Company as Chief Financial Officer in January 1994. From 1992 to 1993, Mr. Cifor was Vice President and Chief Financial Officer of Earthwatch Waste Systems, a waste management company based in Buffalo, New York. From 1986 to 1991, Mr. Cifor was employed by Waste Management of North America, Inc., a waste management company, in a number of financial and operational management positions. Mr. Cifor is a certified public accountant and was with KPMG Peat Marwick from 1983 until 1986. Mr. Cifor is a graduate of Hillsdale College with a Bachelor of Arts in Accounting.

Michael P. Barrett has served as Vice President, Transportation and Recycling of the Company since January 1997. From June 1991 to January 1997, Mr. Barrett served as the Company's Division Manager for Transfer Stations, Recycling and Rutland Hauling.

Christopher M. DesRoches has served as Vice President, Sales and Marketing of the Company since November 1996. From January 1989 to November 1996, he was a regional vice president of sales of Waste Management, Inc., a solid waste company. Mr. DesRoches is a graduate of Arizona State University.

Joseph S. Fusco has served as Vice President, Communications of the Company since January 1995. From January 1991 through January 1995, Mr. Fusco was self-employed as a corporate and political communications consultant. Mr. Fusco is a graduate of the State University of New York at Albany.

James M. Hiltner has served as Regional Vice President of the Company since March 1998. From 1990 to March 1998, Mr. Hiltner was employed by Waste Management, Inc. as a region president (July 1996 through March 1998), where his responsibilities included overseeing that company's waste management operations in upstate New York and northwestern Pennsylvania, a division president (from April 1992 through July 1996) and a general manager (from November 1990 through April 1992.)

Michael Holmes has served as a Regional Vice President of the Company since January 1997. From November 1995 to January 1997, Mr. Holmes was Vice President of Superior Disposal Services, Inc., which was acquired by the Company in January 1997. From November 1993 to November 1995, he was Superintendent of Recycling and Solid Waste for the town of Weston, Massachusetts Solid Waste Department where he managed all aspects of the town's recycling and solid waste services. From June 1983 to October 1992, he served as the Division Manager of all divisions in the Binghamton, N.Y. area and the Boston, Massachusetts area for Laidlaw Waste Services, Inc. Mr. Holmes is a graduate of Broome Community College.

Larry B. Lackey joined the Company in 1993 and has served as Vice President, Permits, Compliance and Engineering since 1995. From 1984 to 1993, Mr. Lackey was an Associate Engineer for Dufresne-Henry, Inc., an engineering consulting firm. Mr. Lackey is a graduate of Vermont Technical College.

Alan N. Sabino has served as Regional Vice President of the Company since July 1996. From 1995 to July 1996, Mr. Sabino served as a Division President for Waste Management, Inc. From 1989 to 1994, he served as Region Operations Manager for Chambers Development Company, Inc., a waste management company. Mr. Sabino is a graduate of Pennsylvania State University.

Gary Simmons joined the Company in May 1997 as Vice President, Fleet Management. From 1995 to May 1997, Mr. Simmons served as National and Regional Fleet Service Manager for USA Waste Services, Inc., a waste management company. From 1977 to 1995, Mr. Simmons served in various fleet maintenance and management positions for Chambers Development Company, Inc.

ITEM 2. PROPERTIES

The principal fixed assets used by the Company in connection with its landfill operations are its landfills which are described in Item 1.

The Clinton County landfill is operated under a capital lease scheduled to expire in 2021. The Company is generally obligated under the lease to expand the landfill at its own cost, subject to market forces and demand. The Clinton County landfill is not permitted to receive waste from certain geographic regions in New York and has a permitted capacity of 125,000 tons per year. The tipping fee paid for waste generated in Clinton County is fixed for 25 years subject to limited inflation increases during the term of the lease. During fiscal 1998, approximately 18.4% (by tonnage) of the solid waste disposed of at the Clinton County landfill was generated in Clinton County.

Under the lease, the Company is responsible for operating the landfill in compliance with all applicable environmental laws, including without limitation, possessing and complying with all necessary permits and licenses. The Company must indemnify the County for all liabilities resulting from any violations of those laws (exclusive of violations based on pre-existing conditions, which remain the responsibility of the County and with respect to which the County indemnifies the Company). In addition, the Company is responsible for the composition of waste deposited at the landfill during the lease term, regardless of the Company's knowledge or monitoring efforts. The lease gives the Company full physical and managerial control over an unlined landfill on the site, which was operated by the Company from July 1996 through July 1997, while the lined landfill was under construction. Clinton County has agreed to indemnify the Company for environmental liabilities arising from the unlined landfill prior to its operation by the Company. The Company is responsible for the closure of the unlined landfill, and post-closure care is the responsibility of the County. The Company completed the closure and capping activities at this landfill in September 1997. The Company is also responsible for performing certain cleanup work with respect to the unlined landfill and has agreed to absorb the resulting costs subject to satisfactory construction of the lined portion. The Company is responsible for both closure and post-closure care with respect to the lined landfill upon exhaustion of the corresponding airspace.

The Company owns the Waste USA landfill and leases the permitted airspace capacity above the landfill under a lease which is scheduled to expire in 2001 and which is extendable for an additional six years. The lease payments are made quarterly in an amount equal to the greater of (a) the rate of $3.75 per ton of all solid waste accepted at the landfill, as adjusted, or (b) $33,000. The Company is required to pay the lessor at the end of the lease term the difference between $6,000,000 and the actual amounts paid under the lease. In addition, at the end of the lease term, the Company is obligated to exercise one of the following options: (i) to purchase all of the stock of the lessor for $300,000; (ii) to purchase the leased airspace for $300,000; or (iii) to extend the term of the lease for the remaining permitted life of the landfill operation for $300,000. The Company may exercise the option at any time before January 25, 2001.

Other than the landfills, the principal fixed assets used by the Company in its solid waste collection and landfill operations included, at June 15, 1998, approximately 946 collection vehicles, 130 pieces of heavy equipment and 191 support vehicles. At June 15, 1998, transfer station operations included 35 transfer stations, 14 of which are owned and 21 of which are leased and/or operated under agreements expiring between 1998 and 2021.

At June 15, 1998, the Company utilized nine recycling facilities in its service areas, of which seven are owned and two are leased and/or operated under agreements expiring between 1999 and 2021.

The Company owns and operates a 46-acre tire processing facility located in Eliot, Maine, consisting of storage facilities, tire shredding machines and a scale and receiving area.

The Company's facility in Rutland, Vermont, consisting of approximately 10,000 square feet utilized for the Company's headquarters, and its recycling processing facility and office located in Montpelier, Vermont, consisting of an aggregate of approximately 24,000 square feet, are leased from Casella Associates, a company owned by John and Douglas Casella.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of the Company's officers and directors in the Rutland Superior Court, Rutland County, State of Vermont. In the complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the November Offering, certain stockholders of the Company, including the two officers named as defendants, agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not including legal fees paid by or on behalf of the Company or any other party).

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of industrial waste at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. At June 15, 1998, the Company had not yet begun accepting waste at the Hyland landfill.

In the normal course of its business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving Federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, there is no current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 1998.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol "CWST" on October 29, 1997. Prior to such date, there was no established public trading market for the Company's Class A Common Stock. The following table sets forth the high and low sale prices of the Company's Class A Common Stock for the periods indicated as quoted on the Nasdaq National Market.

Period                                                       High       Low
------                                                       ----       ---
Fiscal 1998
   Second quarter (commencing October 29, 1997)..........  $22.75     $20.25
   Third quarter.........................................  $26.375    $19.00
   Fourth quarter........................................  $34.00     $23.75
Fiscal 1999
   First quarter (through June 24, 1998) ................  $30.75     $24.50


On June 24, 1998, the high and low sale prices per share of the Company's Class A Common Stock as quoted on the Nasdaq National Market were $25.25 and $24.625, respectively. As of June 24, 1998 there were approximately 198 holders of record of the Company's Class A Common Stock and two holders of record of the Company's Class B Common Stock.

The closing price for the Class A Common Stock on June 24, 1998 was $24.75. For purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.

No dividends have ever been declared or paid on the Company's capital stock and the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company's revolving line of credit restricts the payment of dividends.

Sales of Unregistered Securities

No unregistered securities of the Company were sold by the Company during the fiscal year ended April 30, 1998 that were not previously reported by the Company in its quarterly reports on Form 10-Q.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to the Company's consolidated statements of operations and cash flows for the fiscal years ended April 30, 1996, 1997 and 1998, and the consolidated balance sheets as of April 30, 1997 and 1998 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report, and the consolidated statement of operations and cash flows data for the fiscal years ended April 30, 1994 and 1995 and the consolidated balance sheet data as of April 30, 1994, 1995 and 1996 are derived from the Company's consolidated financial statements, all of which statements have been audited by Arthur Andersen LLP. In December 1997, the Company completed the acquisition of All Cycle in a transaction recorded as a pooling of interests. Accordingly, financial statements of the Company have been restated for all prior years to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all periods presented. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                           Casella Waste Systems, Inc.
               Selected Consolidated Financial and Operating Data
                     (In thousands, except per share data)

                                                              Fiscal Year Ended April 30,
                                              -------------------------------------------------------------
                                                             Restated(1)
                                              ---------------------------------------------
                                                1994        1995        1996         1997        1998
                                              ---------  ----------  -----------  ----------  ------------
Statement of Operations Data:

Revenues                                         $13,491     $23,869     $42,829      $79,532    $118,067
Cost of operations                                 9,640      13,721      25,137       48,057      69,878
General and administrative                         2,702       2,909       7,063       12,534      17,089
Merger-related costs                                   0           0           0            0         290
Depreciation and amortization                      1,483       4,815       8,152       13,695      18,345
Loss on impairment of long-lived assets                0           0           0            0         971
                                             -------------------------------------------------------------
Operating income (loss)                            (334)       2,424       2,477        5,246      11,494

Interest expense, net                                613       1,826       2,617        4,290       6,532
Other expense (income), net                          207          36        (90)          923        (80)
                                             -------------------------------------------------------------
Income (loss) before provision
  (benefit) for income taxes,
  extraordinary items and
  cumulative effect of change
  in accounting principle                        (1,154)         562        (50)           33       5,042
Provision (benefit) for income
  Taxes                                            (441)         220         144          452       2,385
Extraordinary items                                                          326
Change in accounting principle                      124
                                             -------------------------------------------------------------
Net income (loss)                                 $(837)        $342      $(520)       $(419)      $2,657
                                             =============================================================
Accretion of preferred stock
  and put warrants                                     0     (2,380)     (2,967)      (8,530)     (5,738)
                                             -------------------------------------------------------------
Net income (loss) applicable
  to common shareholders                          $(837)    $(2,038)    $(3,487)     $(8,949)    $(3,081)
                                             =============================================================
Basic net income (loss) per common share         $(0.35)     $(0.70)     $(0.96)      $(2.29)     $(0.39)
Basic weighted average common
  shares outstanding (2)                          2,355       2,900       3,279        3,913       7,912

Diluted net income (loss) per common share       $(0.35)     $(0.70)     $(0.96)      $(2.29)     $(0.39)
Diluted weighted average common
  shares outstanding (2)                          2,355       2,900       3,279        3,913       7,912


Other Operating Data:

EBITDA (3)                                        $1,149      $7,239     $10,629      $18,941     $30,810
                                             =============================================================
Capital Expenditures                                $843      $3,731     $10,750      $16,971     $24,652
                                             =============================================================
Cash flows from operating activities              $1,559      $4,978      $8,642      $14,765     $19,447
                                             =============================================================
Cash flows from investing activities            ($2,270)    ($9,187)   ($28,209)    ($52,641)   ($56,499)
                                             =============================================================
Cash flows from financing activities              $1,007      $4,547     $19,272      $38,755     $37,649
                                             =============================================================

Balance Sheet Data:

Cash and cash equivalents                           $427        $765        $470       $1,349      $1,946
Working capital (deficit)                          (729)     (1,393)     (2,205)      (5,577)       3,818
Property and equipment, net                        6,394      23,203      37,955       67,983      81,684
Total assets                                      13,055      38,534      64,893      140,882     189,033
Long-term obligations, less
  current maturities                               7,331      22,998      24,103       76,901      74,833
Redeemable preferred stock                             0           0      22,896       31,426           0
Redeemable put warrants (4)                           62       3,142         400          400           0
Total stockholders' equity
  (deficit)                                          738       2,338       (874)           76      81,860


(1) The Company has restated issued audited consolidated statements of operations and consolidated statements of cash flows to reflect the merger with All Cycle consummated on December 19, 1997, accounted for using the pooling of interests method of accounting.

(2) Computed on the basis described in Note 3 of Notes to Consolidated Financial Statements.

(3) EBITDA is defined as operating income plus depreciation and amortization and loss on impairment of long-lived assets. EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities, each as determined in accordance with GAAP. Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditure and working capital requirements. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to similarly-titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flows; the actual availability of funds for debt service; capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies. For more information about the Company's cash flows, see the Consolidated Statement of Cash Flows in the Company's Consolidated Financial Statements.

(4) Represents warrants to purchase 100,000 shares of Class A Common Stock exercisable at $6.00 per share. Pursuant to the terms of these warrants, in September 1997, warrants to purchase 25,000 shares were exercised by the holder at $6.00 per share, and warrants to purchase 75,000 shares were called by the Company at $7.00 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and other financial Information included elsewhere in this Annual Report.

Overview
--------

The Company is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, upstate New York and northern Pennsylvania. The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies.

The Company's revenues have increased from $13.5 million for the fiscal year ended April 30, 1994, to $118.1 million for the fiscal year ended April 30, 1998. From May 1, 1994 through April 30, 1998, the Company acquired 77 solid waste collection, transfer and disposal operations. Between May 1 and June 15, 1998, the Company acquired an additional eight such businesses, including the Hyland landfill, a Subtitle D landfill in western upstate New York. All but one of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations. In December 1997 the Company acquired a waste collection and transfer operation in a transaction recorded as a pooling of interests. Under the rules governing poolings of interest, the prior period and year to date financial statements of the Company have been restated for all prior years to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all periods presented in the accompanying financial statements.

This Annual Report and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled `Certain Factors That May Affect Future Results'. The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

General
-------

The Company's revenues are attributable primarily to fees charged to customers for solid waste collection, landfill, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's landfill and transfer customers are under one-year to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities and from the sale of tire derived fuel. Other revenues consist primarily of revenue from waste tire tipping fees, and septic/liquid waste operations. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in fiscal 1997 and fiscal 1998 is primarily attributable to the impact of the Company's acquisition of collection businesses during fiscal 1996 and fiscal 1997, as well as to internal growth through price and business volume increases. The decrease in the Company's landfill revenues and in the Company's transfer revenues as a percentage of revenues in fiscal 1997 and fiscal 1998 is mainly due to a proportionately greater increase in collection and other revenues occurring as the result of acquisitions in those areas; also, as the Company acquires collection businesses from which it previously had derived transfer or disposal revenues, the acquired revenues are recorded by the Company as collection revenues. The decline in recycling revenues as a percentage of revenues in fiscal 1997 and fiscal 1998 principally reflects an absence of acquisitions in this area coupled with a decline in recyclable commodity prices. The increase in other revenues as a percentage of revenues in fiscal 1997 and fiscal 1998 is primarily due to the Company's acquisition and integration of tire processing and septic/liquid waste operations during these periods.

                                                    % of Revenues
                                                    -------------
                                                   Year Ended April 30,
                                                   --------------------
                                          1996          1997           1998
                                          ----          ----           ----
Collection...........................      68.7%         69.7%         73.4%
Landfill.............................      15.8          15.5          12.4
Transfer.............................       7.1           6.5           5.8
Recycling............................       7.4           7.1           6.5
Other................................       1.0           1.2           1.9
                                          -----         -----           ---
Total Revenues.......................     100.0%        100.0%         100%
                                          ======        ======         ====

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker's compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties. Landfill operating expenses also include a provision for closure and post-closure expenditures anticipated to be incurred in the future, and leachate treatment and disposal costs.

General and administrative expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with the Company's marketing and sales force and community relations expense.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight line method. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a $0 net book value, and does not apply a salvage value to any of its fixed assets.

Certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs directly associated with expansion of existing landfills, are capitalized by the Company. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering. The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future. The Company has provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of its landfills (generally for a term of 30 years after final closure of a landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds. The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

Results of Operations
---------------------

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company's Consolidated Financial Statements bear in relation to revenues.

                                                         % of Revenues
                                                         -------------
                                                       Year ended April 30,
                                                       --------------------
                                                   1996        1997       1998
                                                   ----        ----       ----
Revenues.......................................   100.0%      100.0%     100.0%
Cost of operations.............................    58.5        60.4       59.2
General and administrative.....................    16.7        15.8       14.5
Merger related costs...........................     0.0         0.0        0.2
Depreciation and amortization..................    19.0        17.2       15.6
Loss on impairment of long-lived assets........     0.0         0.0        0.8
                                                  ------      ------     ------
Operating income...............................     5.8         6.6        9.7
Interest expense, net..........................     6.1         5.4        5.5
Other (income) expenses, net...................    (0.2)        1.1       (0.1)
Provision for income taxes.....................     0.3         0.6        2.0
                                                  ------      ------     ------
Net income (loss) before extraordinary items...    (0.4)       (0.5)       2.3
                                                  ======      ======     ======
EBITDA*........................................    24.8%       23.8%      26.1%
                                                  ======      ======     ======

* See discussion and computation of EBITDA below.

Fiscal Year Ended April 30, 1998 versus April 30, 1997
------------------------------------------------------

Revenues. Revenues increased $38.5 million, or 48.5%, to $118.1 million in fiscal 1998 from $79.6 million in fiscal 1997. Approximately $33.4 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1997 and fiscal 1998. In addition, approximately $4.7 million of the increase was attributable to internal volume and price growth. The balance of the increase of approximately $400,000 was due to higher average recyclable commodity prices in fiscal 1998 versus fiscal 1997.

Cost of Operations. Cost of operations increased approximately $21.8 million, or 45.4%, to $69.9 million in fiscal 1998 from $48.1 million in fiscal 1997, an increase corresponding primarily to the Company's revenue growth described above. Cost of operations as a percentage of revenues decreased to 59.2% in fiscal 1998 from 60.4% in fiscal 1997. The decrease was primarily the result of:
(i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998; and (ii) margin improvements because of price increases in fiscal 1998.

General and Administrative. General and administrative expenses increased approximately $4.6 million, or 36.3%, to $17.1 million in fiscal 1998 from $12.5 million in fiscal 1997. General and administrative expenses as a percentage of revenues decreased to 14.5% in fiscal 1998 from 15.8% in fiscal 1997 due primarily to improved economies of scale related to the significant increase in revenues.

Merger-Related Costs. Merger-related costs consists of legal and professional fees associated with the All Cycle pooling of interests, as well as bonus payments made to All Cycle management personnel in consideration of the pending merger.

Depreciation and Amortization. Depreciation and amortization expense increased $4.7 million, or 34.0%, to $18.3 million in fiscal 1998 from $13.7 million in fiscal 1997. As a percentage of revenues, depreciation and amortization expense decreased to 15.6% in fiscal 1998 from 17.2% in fiscal 1997. The decrease in depreciation and amortization expense as a percentage of revenues was primarily the result of: (i) the increase as a percentage of the total revenues in fiscal 1998 of the Company's collection operations, which have lower depreciation and amortization expenses than the Company's other operations; and (ii) lower amortization expense at the Company's Waste USA landfill in Coventry, Vermont due to the landfill receiving a permit for a significant expansion in fiscal 1998, which allows the Company to write off the landfill assets over a longer period.

Loss on Impairment of Long-Lived Assets. The Company recognized a loss on impairment of long-lived assets in the fourth quarter of fiscal 1998 in the amount of $971,000. The impairment charge was a non-cash charge to write down the assets of the Company's waste tire processing facility in Eliot, Maine to fair market value as of April 30, 1998, because of continuing losses of that facility. Due to pressures on the Company's tire derived fuel customers to meet the requirements of the Clean Air Act, the Company believes that in the future these customers will replace tire derived fuel with natural gas as a fuel, and, therefore, the future undiscounted cash flows will be less than the carrying value of the waste tire processing facility before the charge.

Interest expense, net. Net interest expense increased approximately $2.2 million, or 52.3% to $6.5 million in fiscal 1998 from $4.3 million in fiscal 1997. This increase primarily reflects increased average indebtedness in fiscal 1998 principally incurred in connection with acquisitions. The Company capitalized a total of $137,535 in interest expense in fiscal 1998, down from a total of $182,418 in fiscal 1997.

Other (income) expense, net. Net other (income) expense has not historically been material to the Company's results of operations. However, during fiscal 1997, the Company settled a lawsuit for $450,000 and also paid approximately $200,000 in attorneys' fees in connection with such settlement. Additionally, the Company wrote off $283,000 in recycling assets that were deemed to have no value in fiscal 1997.

Provision for income taxes. Provision for income taxes increased approximately $1.9 million, or 427.7%, to $2.4 million in fiscal 1998 from $500,000 in fiscal 1997. This increase reflects the Company's increase in profits in fiscal 1998, compared to losses in prior years. See Note 8 of Notes to Consolidated Financial Statements.

Fiscal Year Ended April 30, 1997 versus April 30, 1996

Revenues. Revenues increased $36.7 million, or 85.6%, to $79.5 million in fiscal 1997 from $42.8 million in fiscal 1996. Approximately $33.6 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1996 and fiscal 1997. In addition, approximately $4.1 million of the increase was attributable to internal growth, primarily through volume increases. The effect of these revenue increases was partially offset by a decrease of approximately $1.0 million due to lower recyclable commodity prices in fiscal 1997 versus fiscal 1996.

Cost of operations. Cost of operations increased $22.9 million, or 91.1%, to $48.1 million in fiscal 1997 from $25.1 million in fiscal 1996, an increase corresponding primarily to the Company's revenue growth described above. Cost of operations as a percentage of revenues increased to 60.4% in fiscal 1997 from 58.7% in fiscal 1996. The increase was primarily the result of: (i) an increase in collection operations, which have higher operating costs than other operations, as a percentage of the Company's total operations as a result of acquisitions completed in fiscal 1996 and fiscal 1997; (ii) lower margins in recycling services due to lower commodity prices in fiscal 1997; and (iii) start-up and transitional expenses related to the acquisitions completed in fiscal 1997. The Company has historically expensed all costs related to post acquisition start-up and transitional expenditures.

General and administrative. General and administrative expenses increased approximately $5.5 million, or 77.4%, to $12.5 million in fiscal 1997 from $7.1 million in fiscal 1996. General and administrative expenses as a percentage of revenues decreased to 15.8% in fiscal 1997 from 16.5% in fiscal 1996 due to improved economies of scale related to the significant increase in revenues, and operating enhancements made to certain acquired operations.

Depreciation and amortization. Depreciation and amortization expense increased approximately $5.5 million, or 67.9%, to $13.7 million in fiscal 1997 compared to $8.2 million in fiscal 1996. As a percentage of revenues, depreciation and amortization expense decreased to 17.2% during fiscal 1997 from 19.0% in fiscal 1996. The decrease in depreciation and amortization expense as a percentage of revenues was primarily the result of an increase in the Company's collection operations as a percentage of total revenues in fiscal 1997, which generally have lower depreciation and amortization expenses than other operations.

Interest expense, net. Net interest expense increased approximately $1.7 million, or 65.3%, to $4.3 million in fiscal 1997 from $2.6 million in fiscal 1996. This increase primarily reflects increased indebtedness incurred in connection with acquisitions and capital expenditures and was offset to a small degree by slightly lower average interest rates.

Other (income) expense. Other (income) expense has not historically been material to the Company's results of operations. However, during fiscal 1997, the Company established a reserve of $650,000 related to a lawsuit that was settled for $450,000 in the first quarter of fiscal 1998. The Company also paid $200,000 in attorneys' fees in connection with such settlement. Additionally, the Company wrote off $283,000 for recycling facility assets that were deemed to have no value in the year ended April 30, 1997.

Provision for income taxes. Provision for income taxes increased approximately $308,000, or 213.8%, to $452,000 in fiscal 1997 from $144,000 in fiscal 1996, due principally to an increase in the amount of amortization of non-deductible goodwill and other non-deductible items in fiscal 1997 as compared to fiscal 1996.

Liquidity and Capital Resources
-------------------------------

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. Because of these needs the Company has in the past had working capital deficits. The Company had positive net working capital of $3.8 million at April 30, 1998 compared to a $5.6 million working capital deficit at April 30, 1997.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003.

The proceeds from the November offering were $48.4 million, net of underwriters' discounts and issuance costs. A portion of the November Offering proceeds, $45 million, was used to repay long term debt, and to pay down the line of credit. Subsequently, the Company re-borrowed under the line of credit to finance acquisitions. Funds available to the Company under the line of credit were $86 million at April 30, 1998.

On June 24, 1998, the Company filed an S-1 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission to register an aggregate of 5,500,949 shares for sale. Of these shares, 1,600,000 are expected to be sold by the Company and 1,444,304 shares are expected to be sold by selling stockholders. In addition, the Company granted the underwriters an option to purchase up to an additional 456,645 shares to cover overallotments, if any. The Registration Statement also covers up to 2,000,000 shares which may be issued by the Company from time to time in connection with acquisitions of businesses or assets. There can be no assurance that the Registration Statement will be declared effective by the Securities and Exchange Commission or that any of the shares offered pursuant to the Registration Statement will be sold.

The Company believes that its cash provided internally from operations together with the Company's available credit facilities and the proceeds of this offering should enable it to meet its needs for working capital for the next fiscal year.

Net cash provided by operations for the fiscal years ended April 30, 1998 and April 30, 1997 was $19.4 million and $14.8 million, respectively. The increase was primarily due to the increase in the Company's net income for the 1998 fiscal year, together with an increase in depreciation and amortization and a decrease in the Company's accrued closure and post closure costs. The decrease in the closure/post closure accrual is due to the completion in the 1998 fiscal year of work required to close an unlined cell at the Clinton County landfill and at stage one of the Company's NCES landfill.

Net cash provided by operations in fiscal 1997 increased to $14.8 million from $8.6 million in fiscal 1996 primarily due to an increase in depreciation and amortization of approximately $5.5 million in fiscal 1997 from fiscal 1996, and improvement of the Company's working capital.

For fiscal 1998 and fiscal 1997, cash used in investing activities was $56.5 million and $52.6 million, respectively. The increase in investing activities reflects the Company's capital expenditure and capital needs for acquisitions which have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions.

For fiscal 1998 and fiscal 1997, the Company's financing activities provided cash of $37.6 million and $38.8 million, respectively. Net cash provided by financing activities was $19.3 million in the fiscal year ended April 30, 1996. The net cash provided by financing activities of $37.6 million in the fiscal year ended April 30, 1998 reflects the net proceeds of the November Offering and borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in fiscal 1997 reflects primarily bank borrowings and seller subordinated notes, less principal payments on debt. In fiscal 1996, net cash provided by financing activities reflects the net proceeds of approximately $12.5 million from the private placement of preferred stock in December 1995.

Seasonality
-----------

The Company's revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because: (i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and
(ii) decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income results are therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions could result in increased operating costs to certain of the Company's operations.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company establishes its expenditure levels based on its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. Due to a variety of factors including general economic conditions, governmental regulatory action, acquisitions, capital expenditures and other costs related to the expansion of operations and services and pricing changes, it is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. In such events, the Company's Class A Common Stock price would likely be materially and adversely affected.

Inflation and Prevailing Economic Conditions
--------------------------------------------

To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation.

The Company's business is located in the northeastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region such as state regulations and severe weather conditions. The Company is unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Year 2000 Issues
----------------

The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The general accounting package which the Company uses is fully year 2000 compatible, and the provider of the solid waste industry customer information and billing system has made a commitment to be year 2000 compatible by August, 1998.

The Company's banking arrangements are with an international banking institution which is taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 time frames. The Company's payroll is performed out-of-house by the largest provider of 3rd party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

None of the Company's customers represent a large enough share of the Company's revenues to materially affect overall Company revenues in the event of an individual customer experiencing year 2000 problems. The Company believes that the same is true of any of the Company's suppliers of goods and services, aside from those discussed above.

EBITDA
------

EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense and loss on impairment of long-lived assets. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.



                                                     Fiscal Year Ended April 30,
                                                ------------------------------------
                                                       Restated
                                                ----------------------
                                                  1996          1997        1998
                                                ---------   ----------    ----------
                                                           (in thousands)
  Operating income ......................      $ 2,477        $ 5,279       $11,494
  Depreciation and amortization .........        8,152         13,053        18,345
  Loss on impairment of long-lived
    assets (1) ..........................            0              0           971
                                               -------        -------       -------
  EBITDA ................................      $10,629        $18,332       $30,810
                                               =======        =======       =======

  EBITDA as a percentage of revenues ....         24.8%          25.1%         26.1%

------------------
(1) See Note 3 of Notes to Consolidated Financial Statements.


Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Certain Factors That May Affect Future Results
----------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies. Such growth, if it were to occur, could place a significant strain on the Company's management and operational, financial and other resources.

The Company has incurred net losses in fiscal 1996 and fiscal 1997. There can be no assurance that the Company will be profitable in the future.

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

The Company's operating program depends on its ability to operate and expand the landfills it owns and leases and to develop new landfill sites. Several of the Company's landfills are subject to local laws purporting to regulate their expansion and other aspects of their operations. There can be no assurance that the laws adopted by municipalities in which the Company's landfills are located will not have a material adverse effect on the Company's utilization of its landfills or that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of any of its current landfills once its remaining disposal capacity has been consumed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to the Company for the fiscal year ended April 30, 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, redeemable preferred stock, redeemable put warrants and stockholders' equity (deficit) and cash flows for each of the three years ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years ended April 30, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Boston, Massachusetts
June 12, 1998

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      April 30,          April 30,
                                                         1997               1998
                        ASSETS                 (Restated, See Note 1)
                        ------                 ----------------------    ---------
CURRENT ASSETS:
  Cash and Cash Equivalents                             $  1,349          $  1,946
  Restricted Cash - Closure Fund Escrow                    1,532               304
  Accounts Receivable-trade, less allowance               14,107            17,112
    for doubtful accounts of $722 and $1,123.
  Refundable Income Taxes                                    447               921
  Prepaid Income Taxes                                       543               546
  Prepaid Expenses                                           906             1,204
  Other Current Assets                                       745               561
                                                        --------            ------
    Total Current Assets                                  19,629            22,594

PROPERTY AND EQUIPMENT, at Cost:
  Land and Land Held for Investment                        3,293             4,390
  Landfills                                               30,793            34,276
  Landfill Development                                     1,332             3,319
  Buildings and Improvements                              12,353            15,019
  Machinery and Equipment                                 10,420            12,770
  Rolling Stock                                           21,666            32,611
  Containers                                              11,305            16,079
                                                        --------           -------
                                                          91,162           118,464
Less - Accumulated Depreciation and
  Amortization                                            23,179            36,780
                                                        --------           --------
    Property and Equipment, net                           67,983            81,684
                                                        --------           --------
OTHER ASSETS:
  Intangible Assets, net                                  49,038            78,939
  Restricted Funds - Closure Fund Escrow                   3,335             3,865
  Other Assets                                               897             1,951
                                                        --------           --------
                                                          53,270            84,755
                                                        --------          ---------
                                                        $140,882          $189,033
                                                        ========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                             April 30,         April 30,
                    LIABILITIES and                             1997              1998
                  STOCKHOLDERS EQUITY                 (Restated, See Note 1)
                  -------------------                 ----------------------  ----------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                        $6,272             $2,595
  Current Maturities of Capital Lease Obligations                392                481
  Accounts Payable                                             9,034             10,141
  Accrued Payroll and Related Expenses                         1,222                625
  Accrued Closure and Postclosure Costs, Current               3,417                374
    Portion
  Deferred Revenue                                             2,075              2,021
  Other Accrued Expenses                                       2,794              2,539
                                                              ------             ------
    Total Current Liabilities                                 25,206             18,776
                                                              ------             ------
Long-Term Debt, Less Current Maturities                       75,528             73,748
                                                              ------             ------
Capital Lease Obligations, Less Current Maturities             1,373              1,085
                                                              ------             ------
Deferred Income Taxes                                          1,599              3,913
                                                              ------             ------
Accrued Closure and Postclosure Costs, less
    Current Portion                                            4,910              6,191
                                                              ------             ------
Other Long-Term Liabilities                                      364              3,460
                                                              ------             ------
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE PREFERRED STOCK:
  Series A Redeemable with warrants                            3,638                  0
    Exercisable for Class A Common Stock, $.01
    par value (stated at redemption value) -
      Authorized - 617 Shares Issued and
      Outstanding - 517 and - 0 - shares.
  Series B Redeemable with warrants                            9,118                  0
    Exercisable for Class A Common Stock, $.01
    par value (stated at redemption value) -
      Authorized - 1,402 Shares Issued and
      Outstanding - 1,295 and - 0 - shares.
  Series C Mandatorily Redeemable, $.01 par                    2,221                  0
    value ($7.00 redemption value) -
      Authorized - 1,000 Shares Issued and
      Outstanding - 424 and - 0 - shares.

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                        April 30,          April 30,
                    LIABILITIES and                        1997               1998
                  STOCKHOLDERS EQUITY             (Restated, See Note 1)
                  -------------------             ----------------------  ----------
Redeemable Preferred Stock, Continued
  Series D Convertible Redeemable, $.01 par             16,449                   0
    value (stated at redemption value) -
      Authorized - 1,922 Shares Issued and
      Outstanding - 1,922 and - 0 - shares.
  Redeemable Put Warrants to purchase 100                  400                   0
    Shares of Class A Common Stock
                                                      --------            --------
      TOTAL REDEEMABLE PREFERRED STOCK
        and PUT WARRANTS                                31,826                   0
                                                      --------            --------
STOCKHOLDERS' EQUITY:
  Class A Common Stock -                                    35                 105
    Authorized - 30,000 Shares, $.01 par value
    Issued and Outstanding - 3,458 and
      10,523 shares.
  Class B Common Stock -                                    10                  10
    Authorized - 1,000 Shares, $.01 par value;
      10 Votes per Share.
    Issued and Outstanding - 1,000 and
      988 shares
  Additional Paid-In Capital                            10,976              95,901
  Accumulated Deficit                                 (10,945)            (14,156)
                                                      --------            --------
Total Stockholders' Equity                                  76              81,860
                                                      --------            --------
                                                      $140,882            $189,033
                                                      ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                Fiscal year ended April 30,
                                                       --------------------------------------------
                                                            1996              1997          1998
                                                       (Restated, See   (Restated, See
                                                           Note 1)          Note 1)
                                                       ---------------  ---------------   ---------
Revenues                                                    $42,829        $79,532        $118,067
                                                            -------        -------        --------
Operating Expenses:
Cost of Operations                                           25,137         48,057         69,878
General and Administrative                                    7,063         12,534         17,089
Merger-Related Costs                                              0              0            290
Depreciation and Amortization                                 8,152         13,695         18,345
Loss on Impairment of Long-Lived Assets                           0              0            971
                                                            -------        -------        --------
                                                             40,352         74,286        106,573
                                                            -------        -------        --------
Operating Income                                              2,477          5,246         11,494
                                                            -------        -------        --------
Other (Income) Expenses:
Interest Income                                               (196)          (257)          (265)
Interest Expense                                              2,813          4,547          6,797
Other Expense (Income), net                                    (90)            923           (80)
                                                            -------        -------        --------
                                                              2,527          5,213          6,452
                                                            -------        -------        --------
Income (Loss) Before Provision for Income Taxes
  And Extraordinary Items                                      (50)             33          5,042
Provision for Income Taxes                                      144            452          2,385
                                                            -------        -------        --------
Income (loss) before extraordinary items                      (194)          (419)          2,657
Extraordinary items from extinguishment of debt
  (Net of $168 income tax benefit) (Note 7)                   (326)              0              0
                                                            -------        -------        --------
Net Income (loss)                                             (520)          (419)          2,657
Accretion of Preferred Stock and Put Warrants               (2,967)        (8,530)        (5,738)
                                                            -------        -------        --------
Net Income (Loss) Applicable to Common
  Stockholders                                             ($3,487)       ($8,949)       ($3,081)
                                                            =======        =======        ========
Basic net income (loss) per Common Share                    ($1.06)        ($2.29)        ($0.39)
                                                            =======        =======        ========
Basic weighted average Common Shares
  outstanding                                                 3,279          3,913          7,912
                                                            =======        =======        ========
Diluted net income (loss) per Common Share                  ($1.06)        ($2.29)        ($0.39)
                                                            =======        =======        ========
Diluted weighted average Common Shares
  outstanding                                                 3,279          3,913          7,912
                                                            =======        =======        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT
                   WARRANTS AND STOCKHOLDERS EQUITY (DEFICIT)
                                 (In thousands)

                                                           Redeemable Preferred Stock (Restated, See Note 1)
                                   -----------------------------------------------------------------------------------------------
                                    Series A Redeemable       Series B Redeemable
                                        with Warrants           with Warrants             Series C             Series D
                                    Exerciseable for          Exerciseable for           Mandatorily          Convertible
                                    Class A Common Stock      Class A Common Stock       Redeemable           Redeemable
                                     Number    Redemption      Number    Redemption  Number   Redemption    Number    Redemption
                                   of Shares    Value        of Shares     Value    of Shares    Value    of Shares      Value
                                   ---------    -----        ---------     -----    ---------    -----    ---------      -----
Balance, April 30, 1995                  0         $0              0          $0          0         $0          0           $0
Adjustment in connection
 with pooling of interests (Note 1)
Capital contribution by pooled entity
Issuance of preferred stock
  and other capital
  Transactions                         517      2,376          1,295       5,956        424      1,952      1,922       13,455
Issuance costs                                                                                                           (973)
Accretion of preferred
  Stock                                                                                             65                      65
Net loss
                                     -----     ------         ------      ------       -----    ------     ------      -------
Balance, April 30, 1996                517      2,376          1,295       5,956        424      2,017      1,922       12,547
Issuance of Class A
  Common Stock in various
  Acquisitions
Capital contribution by pooled entity
Accretion of preferred
  Stock and Warrants                            1,262                      3,162                   204                   3,902
Net loss
                                     -----     ------         ------      ------       -----    ------     ------      -------
Balance, April 30, 1997                517      3,638          1,295       9,118        424      2,221      1,922       16,449
Initial Public Offering -
  net of issuance costs (Note 1)
Issuance of Class A Common
  Stock in various acquisitions
Exercise of Common
  Stock Warrants
Exercise of Employee
  Stock Options
Exercise and Call of Redeemable
  Put Warrants
Accretion of Preferred
  Stock and Issuance
  Costs                                           707                      1,770                   749                   2,287
Conversion of Convertible
  Preferred Stock                    (517)    (4,345)        (1,295)    (10,888)                          (1,922)     (18,736)
Redemption of Mandatorily
  Redeemable Preferred Stock                                                          (424)    (2,970)
Conversion of Class B
  Common into Class A
Distributions to Shareholders
Net Income
                                     -----     ------         ------      ------       -----    ------     ------      -------
Balance, April 30, 1998                  0         $0              0          $0          0        $0          0           $0
                                     =====     ======         ======      ======       =====    ======     ======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT
                   WARRANTS AND STOCKHOLDERS EQUITY (DEFICIT)
                                 (In Thousands)


                                                                 Stockholders' Equity (Deficit) (Restated See Note 1)
                                                -----------------------------------------------------------------------------------
                                                 Class A Common Stock      Class B Common Stock                           Total
                                                 ---------------------   ----------------------  Additional             Stockholders
                                   Redeemable      # of       $0.01         # of        $0.01     Paid-in   (Accumulated   Equity
                                  Put Warrants    Shares     Par Value     Shares     Par Value  Capital      Deficit)   (Deficit)
                                 ------------------------------------------------------------------------------------------------
Balance, April 30, 1995              $3,142        2,099        $21        1,000         $10     $3,452     $(1,385)       $2,098
Adjustment in connection
 with pooling of interests (Note 1)                  156          2                                 198           39          239
Capital contribution by pooled entity                143          1                                 274                       275
Issuance of preferred stock
  and other capital
  Transactions                      (2,742)                                                     (2,837)                   (2,837)
Issuance costs                                                                                                                  0
Accretion of preferred
  Stock                                                                                                        (130)        (130)
Net loss                                                                                                       (520)        (520)
                                    -------       ------       ----        -----        ----    -------    --------       -------
Balance, April 30, 1996                 400        2,398         24        1,000          10      1,087      (1,996)        (875)
Issuance of Class A
  Common Stock in Various
  Acquisitions                                       756          8                               9,367                     9,375
Capital contribution by pooled entity                304          3                                 522                       525
Accretion of preferred
  Stock and Warrants                                                                                         (8,530)      (8,530)
Net loss                                                                                                       (419)        (419)
                                    -------       ------       ----        -----        ----    -------    --------       -------
Balance, April 30, 1997                 400        3,458         35        1,000          10     10,976     (10,945)           76
Initial Public Offering -
  net of issuance costs (Note 1)                   3,000         30                              48,428                    48,458
Issuance of Class A Common
  Stock in various acquisitions                      103          1                               1,599                     1,600
Exercise of Common
  Stock Warrants                                     148          2                                 651                       653
Exercise of Employee
  Stock Options                                       44          0                                  65                        65
Exercise and Call of Redeemable
  Put Warrants                        (400)           25          0                                 250        (225)           25
Accretion of Preferred
  Stock and Issuance
  Costs                                                                                                      (5,513)      (5,513)
Conversion of Convertible
  Preferred Stock                                  3,733         37                              33,932                    33,969
Redemption of Mandatorily
  Redeemable Preferred Stock
Conversion of Class B
  common into Class A                                 12          0         (12)           0                                    0
Distributions to Shareholders                                                                                  (130)        (130)
Net Income                                                                                                    2,657         2,657
                                    -------       ------       ----        -----        ----    -------    --------       -------
Balance, April 30, 1998                  $0       10,523       $105          988         $10    $95,901    $(14,156)      $81,860
                                    =======       ======       ====        =====        ====    =======    ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                       Fiscal Year Ended April 30,
                                                              ----------------------------------------------
                                                                   1996              1997             1998
                                                              Restated-Note 1  Restated-Note 1
                                                              ---------------  ---------------     ---------
Cash Flows from Operating Activities:
  Net income (loss)                                               $(520)           $(419)           $2,657
                                                                 -------         -------           -------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities -
  Depreciation and amortization                                    8,152          13,695            18,345
  Loss on impairment of long-lived assets                              0               0               971
  (Gain) loss on sale of assets                                      (41)            313              (335)
  Provision for deferred income taxes                                569             139             2,237
  Non-cash employee compensation                                       0               0                60
  Extraordinary items - loss on extinguishment of
    Debt                                                             326               0                 0
  Changes in assets and liabilities, net of
    effects of acquisitions -
       Accounts receivable                                        (1,756)         (3,741)             (454)
       Refundable income taxes                                         4            (189)             (474)
       Accounts payable                                              482           5,458               169
       Accrued closure and postclosure costs                         732             228            (1,763)
       Other current assets and liabilities                          694            (719)           (1,966)
                                                                 -------         -------           -------
                                                                   9,162          15,184            16,790
                                                                 -------         -------           -------
          Net cash provided by operating activities                8,642          14,765            19,447
                                                                 -------         -------           -------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired                             (17,328)        (35,225)          (35,793)
  Additions to property and equipment                            (10,750)        (16,971)          (24,652)
  Proceeds from sale of equipment                                     66             166             1,182
  Restricted funds - closure fund escrow                            (214)           (625)              698
  Other                                                               17              14             2,066
                                                                 -------         -------           -------
          Net cash used in investing activities                  (28,209)        (52,641)          (56,499)
                                                                 -------         -------           -------
Cash Flows from Financing Activities:
  Proceeds from issuance of preferred stock, net of
    issuance costs                                                12,482               0                 0
  Payments to subordinated debtholders                            (2,072)              0                 0
  Deferred debt acquisition costs                                   (125)           (400)                0
  Proceeds from issuance of common stock                             275             525            48,455
  Proceeds from exercise of stock warrants/options                     0               0               869
  Call of redeemable put warrants                                      0               0              (525)
  Redemption of Series C Preferred Stock                               0               0            (2,970)
  Proceeds from long-term borrowings                              23,591          47,228           158,445
  Principal payments on long-term debt                           (14,879)         (8,598)         (166,625)
                                                                 -------         -------           -------
          Net cash provided by financing activities               19,272          38,755            37,649
                                                                 -------         -------           -------

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                Fiscal Year Ended April 30,
                                                      ----------------------------------------------
                                                           1996            1997              1998
                                                         Restated,       Restated,
                                                        See Note 1       See Note 1
                                                      ---------------  ---------------     ---------
Continued -

Net increase in cash and cash equivalents                  (295)             879               597
Cash and cash equivalents, beginning of year                765              470             1,349
                                                        --------         --------          --------
Cash and cash equivalents, end of year                     $470           $1,349            $1,946
                                                        =======          =======           =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for -
    Interest                                             $2,481           $4,252            $7,144
                                                        =======          =======           =======
    Income taxes                                           $117             $598              $547
                                                        =======          =======           =======
Supplemental Disclosures of Non Cash Investing
And Financing Activities:
  Summary of entities acquired -
    Fair market value of assets acquired                $22,432          $67,106           $42,554
    Common stock issued                                       0           (9,374)           (1,603)
    Cash paid                                           (17,328)         (35,225)          (35,793)
                                                        --------         --------          --------
      Liabilities assumed and notes payable to
        sellers                                          $5,104          $22,507            $5,158
                                                        =======          =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   MERGER and INITIAL PUBLIC OFFERING

Casella Waste Systems, Inc. has restated the previously issued audited consolidated balance sheet as of April 30, 1997, the previously issued audited consolidated statements of operations, consolidated statements of redeemable preferred stock, redeemable put warrants and stockholders' equity (deficit) and consolidated statements of cash flows for the years ended April 30, 1996 and 1997 to reflect the merger with All Cycle Waste, Inc. and Winters Brothers, Inc. ("All Cycle") consummated on December 19, 1997, accounted for using the pooling of interests method of accounting.

On November 3, 1997, the Company completed an initial public offering of 3,000,000 shares of its Class A Common Stock (the "November Offering") and in accordance with the terms of the Company's agreements (i) the Series A and Series B Redeemable Preferred Stock with warrants exercisable for Class A Common Stock, the preferred stock was automatically redeemed and the redemption price was applied to the exercise price of the warrants; (ii) the Series D Convertible Preferred Stock was converted automatically into shares of Class A Common Stock; and (iii) the Series C Manditorily Redeemable Preferred Stock was redeemed at its stated redemption price of $7.00 per share.

Proceeds of the November Offering were $48,427,918, net of underwriters' discount and offering expenses. Of this amount, $44,962,548 was used for repayment of indebtedness, $2,970,149 was used for redemption of the Series C Mandatorily Redeemable Preferred Stock and $495,221 was used for payments under the Management Services Agreement (See Note 10).

2.   OPERATIONS

The Company is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, upstate New York and northern Pennsylvania.

The consolidated financial statements of the Company include the accounts of Casella Waste Systems, Inc. and its wholly owned subsidiaries: Casella Waste Management, Inc., Forest Acquisitions, Inc., New England Waste Services, Inc., New England Waste Services of Vermont, Inc., Bristol Waste Management, Inc., Sunderland Waste Management, Inc., Newbury Waste Management, Inc., North Country Environmental Services, Inc., North Country Composting Services, Inc., Sawyer Environmental Recovery Facilities, Inc., Sawyer Environmental Services, Casella T.I.R.E.S., Inc., Pine Tree Waste Services of Maine, Inc., New England Waste Services of N.Y., Inc., Casella Waste Management of N.Y., Inc. and Casella Waste Management of Pennsylvania, Inc.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(c)  Revenue Recognition

The Company recognizes revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

(d)  Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables approximate their respective fair values. The Company's debt instruments that are outstanding as of April 30, 1998 have carrying values that approximate their respective fair values. See Note 5 for the terms and carrying values of the Company's various debt instruments.

(e)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

(f)  Closure Fund Escrow

Restricted funds held in trust consist of amounts on deposit with various banks that support the Company's financial assurance obligations for its facilities' closure and postclosure costs.

(g)  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                          Estimated
       Asset Classification                              Useful Life
       --------------------                              -----------
       Buildings and improvements                        10-35 years
       Machinery and equipment                            2-15 years
       Rolling stock                                      1-10 years
       Containers                                         2-12 years

The cost of maintenance and repairs is charged to operations as incurred. Depreciation expense for the years ended April 30, 1996, 1997 and 1998 was $3,269,639, $6,929,283 and $9,487,641 respectively.

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized for the year ended April 30, 1996. Interest capitalized for the years ended April 30, 1997 and 1998 was $182,418 and $137,535 respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted capacity. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel and consider the information provided by surveys which are performed at least annually.

(h)  Accrued Closure and Postclosure Costs

Accrued closure and postclosure costs include the current and noncurrent portion of accruals associated with obligations for closure and postclosure of the Company's operating and closed landfills. The Company, based on input from its engineers and accounting personnel, estimates its future cost requirements for closure and postclosure monitoring and maintenance for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and postclosure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes.

Accruals for closure and postclosure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for closure and postclosure monitoring and maintenance for the Company's operating landfills by the Company's engineers and accounting personnel are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed.

The states in which the Company operates require a certain portion of these accrued closure and postclosure obligations to be funded at any point in time. Accordingly, the Company has placed $4,866,981 and $4,169,139 at April 30, 1997 and 1998, respectively, in restricted investment accounts to fund these future obligations.

In addition, the Company has been required to post a surety bond or bank letter of credit to secure its obligations to close its landfills in accordance with environmental regulations. At April 30, 1998, the Company had provided letters of credit totaling $4,276,302, expiring between May 1998 and June 1999, to secure the Company's landfill closure obligations.

(i)  Intangible Assets

Intangible assets at April 30, 1997 and 1998 consist of the following (in thousands):

                                                           April 30,
                                                   --------------------
                                                     1997        1998
                                                   -------     -------
    Goodwill                                       $45,075     $73,621
    Covenants not to compete                         6,016       8,941
    Customer lists                                     431         420
    Deferred debt acquisition costs and other          710       1,818
                                                   -------     -------
                                                    52,232      84,800
    Less--accumulated amortization                   3,194       5,861
                                                   -------     -------
                                                   $49,038     $78,939
                                                   =======     ========

Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and is amortized using the straight-line method over periods not exceeding 40 years. Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. The Company continually evaluates whether events and circumstances have occurred subsequent to an acquisition that indicate the remaining estimated useful life or carrying value of these intangible assets may warrant revision. When factors indicate that these assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining life of the asset in measuring recoverability.

Deferred debt acquisition costs are capitalized and amortized over the life of the related debt using the effective interest method.

(j)  Impairment of Long-Lived Assets

Effective May 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". In accordance with SFAS No. 121, the Company evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to their fair market value.

The Casella T.I.R.E.S. plant in Eliot, Maine was established by purchasing the waste tire processing assets of the Seaward companies in June, 1996. The ongoing profitability of this location is dependent on a continuing secondary market for the product of its tire shredding operations, primarily as tire derived fuel
(TDF). Due to pressures on the Company's TDF customers to meet requirements of the Clean Air Act, management projects that over the next few years these customers will replace TDF with natural gas as a fuel, and that the future undiscounted cash flows will be less than the current carrying value of the assets associated with this site.

The primary assets associated with this site include real estate, tire processing and other equipment, and goodwill. The impairment charge was computed as the difference between the April 30, 1998 carrying value of the affected assets, and their fair market value as of that date. The fair market value of the affected assets is computed in accordance with SFAS No. 121 as the discounted projected future net cash inflows. The charge was allocated as follows (in thousands):

         Goodwill                                     $471
         Tire processing equipment                     453
         Other equipment                                47
                                                      ----
         Impairment charge                            $971
                                                      ====

(k)  Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(l)  Earnings per Share and Unaudited Pro Forma Earnings per Share of Common
     Stock

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997. The Company has adopted SFAS No. 128 and applied the provisions of this statement retroactively to all periods presented.

Primary EPS is replaced by Basic EPS, which is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Basic common shares no longer include common equivalents such as convertible preferred shares. In addition, Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock warrants and convertible preferred stock) had been issued. The treasury stock method used to compute the number of potentially-dilutive shares that would be repurchased with the proceeds of potential stock issuances has been changed. The treasury stock method now requires use of the average share price for each period instead of the greater of the ending share price or the average share price.

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

                                                            Year ended April 30,
                                                     -----------------------------
                                                     1996       1997          1998
Number of shares outstanding, end of period:
     Class A Common Stock                            2,398      3,458        10,523
     Class B Common Stock                            1,000      1,000          988
Effect of weighting the average shares
     outstanding during the period                    (119)      (545)      (3,599)
                                                     -----     ------       ------
Basic shares outstanding                             3,279      3,913        7,912

Potentially dilutive shares                          - 0 -      - 0 -       - 0 -
                                                     -----     ------       ------
Diluted shares outstanding:                          3,279      3,913       7,912
                                                     =====     ======       =====

Diluted earnings per share are not presented for the years ended April 30, 1996, 1997 and 1998 because they are anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 1,604,138, 4,420,835 and 2,986,424 for the years ended April 30, 1996, 1997 and 1998, respectively.

4.   BUSINESS COMBINATIONS

(a)  Transaction Recorded as a Pooling of Interests

On December 19, 1997, the Company completed its merger with All Cycle in a business combination recorded as a pooling of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of All Cycle for all periods presented. The two businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. All Cycle Waste, Inc. is a solid waste collection and transfer operation in Chittenden County, Vermont. Winters Brothers, Inc. owns the real estate that All Cycle Waste Inc. operates out of in Williston, Vermont. The Company issued 416,103 shares of its Class A Common Stock for all of the outstanding stock of All Cycle Waste, Inc. and 187,244 shares of its Class A Common Stock for all of the outstanding stock of Winters Brothers, Inc.

Prior to December 19, 1997, Casella Waste Systems, Inc. incurred disposal expense and All Cycle Waste, Inc. earned disposal revenue through the operations of All Cycle's waste transfer station. These transactions have been eliminated in the accompanying financial statements.

Following is a reconciliation of the amounts (in thousands) of net sales and net income previously reported for the years ended April 30, 1996 and 1997:

                                                 Year ended April 30, 1998
                                                --------------------------
                                                4/30/96           4/30/97
                                                --------          --------
    Revenues:
    Casella Waste Systems, Inc.
       As previously reported                   $38,109            $73,176
       All Cycle                                  4,721             7,358
       Elimination of intercompany                    0            (1,002)
         revenue                                -------           --------
     Casella Waste Systems, Inc.
        As restated                              42,830            79,532
                                                ========          =======
    Net income:
    Casella Waste Systems, Inc.
        As previously reported                    $(274)             $(12)
        All Cycle                                  (246)             (407)
                                                --------          --------
    Casella Waste Systems, Inc.
        As restated                               $(520)            $(419)
                                                ========          =======

(b)  Transactions Recorded as Purchases

During fiscal 1996, the Company completed 17 acquisitions including one landfill. During fiscal 1997, the Company completed 25 acquisitions, including the 25-year capital lease of a landfill. During fiscal 1998, the Company acquired 33 solid waste hauling operations, exclusive of the All Cycle transaction discussed above. These transactions were accounted for as purchases. Accordingly, the operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The purchase prices allocated to the net assets acquired were as follows (in thousands):


                                               Fiscal Year Ended April 30,
                                             --------------------------------
                                               1996       1997        1998
                                             -------     -------     -------
Accounts receivable and prepaid expenses    $  2,947     $ 4,127     $ 2,923
Investments--restricted                        1,240         450           0
Landfills                                      3,495       8,013           0
Property and equipment                         7,451      17,378       9,105
Covenants not to compete and customer lists    2,060       2,445       2,498
Goodwill                                       5,240      34,694      28,028
Deferred taxes                                  (806)        (73)        (75)
Debt and notes payable                        (3,738)     (6,709)     (2,650)
Other liabilities assumed                       (561)    (15,726)     (2,433)
                                             -------     -------     -------
   Total consideration                       $17,328     $44,599     $37,396
                                             =======     =======     =======

The following unaudited pro forma combined information (in thousands except for per share information) shows the results of the Company's operations for the years ended April 30, 1997 and 1998, exclusive of the effects of the Company's November Offering, as though each of the completed acquisitions had occurred as of May 1, 1996:

                                                                Year ended
                                                        -------------------------
                                                          4/30/97       4/30/98
                                                        ----------     ----------
Revenues                                                 $132,261       $131,437
Operating Income                                            7,626         12,822
Net Income (Loss)                                            (985)         3,487
Diluted Pro forma income (loss) per common share           ($0.25)          $.32

Weighted average diluted shares outstanding                 3,913         10,898

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

5.   LONG-TERM DEBT

Long-term debt as of April 30, 1997 and 1998 consists of the following (in thousands):

                                                                                             April 30,
                                                                                      ------------------
                                                                                      1997          1998
                                                                                      ----          ----
   Advances on revolving credit facility, which provides for advances of up to
    $150,000,000, due January 12, 2003. Interest on outstanding advances accrues at the election of the Company at either the bank's base rate (8.75% at
    April 30, 1998), or LIBOR plus a percentage (6.875% at April 30, 1998), based on a pricing grid, payable monthly in arrears. The interest rate is subject to adjustment under the Swap Agreement described below. The debt is collateralized by all assets of the Company, whether now owned or
    hereafter acquired.                                                              $52,359      $64,150

   Bank term notes payable, bearing interest at the bank's
    base rate plus .25% per annum, secured by all
    assets of the Company.                                                             9,431        - 0 -

   Notes payable in connection with businesses
    acquired, bearing interest at rates of 7% to 10%, due in monthly installments ranging from $939 to $11,152, expiring September 1998 through
    January 2007. .......................................                              6,508        5,548

   Payments due to Clinton County, discounted at
    4.75%, due in quarterly installments of $375,046
    through March 2003    ..............................                               7,796        6,645

  Notes payable, secured by assets purchased,
    bearing interest at rates of 6% to 30%.                                            5,706        - 0 -
                                                                                     -------      -------
                                                                                      81,800       76,343

   Less--current portion                                                               6,272        2,595
                                                                                     -------      -------
                                                                                     $75,528      $73,748
                                                                                     =======      =======

On January 21, 1998 the Company entered into a three-year interest rate swap agreement (the Swap Agreement) with a bank. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its revolving credit facility from a floating rate to a fixed rate until the expiration of the Swap Agreement. The Swap Agreement effectively fixes the Company's interest rate on the notional amount of $45,000,000 to 5.8% per annum. Net monthly payments or monthly receipts under the Swap Agreement are recorded as adjustments to interest expense. The Company paid $162,535 in interest under this agreement during the year ended April 30, 1998. In the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk if the variable interest rate received were to exceed the fixed rate paid by the Company under the terms of the Swap Agreement.

The revolving credit facility contains certain covenants that, among other things, restrict dividends or stock repurchases, limit capital expenditures and annual operating lease payments, and set minimum fixed charges, interest coverage and leverage ratios and minimum consolidated adjusted net worth requirements. As of April 30, 1998, the Company was in compliance with all covenants.

As of April 30, 1998, debt matures as follows (Amounts in thousands):

         Year Ending April 30,

                    1999                     $ 2,595
                    2000                       2,592
                    2001                       2,561
                    2002                       1,924
                    2003                      66,018
                    Thereafter                   653
                                              ------
                                             $76,343
                                             =======

6.   COMMITMENTS AND CONTINGENCIES

(a)  Leases

The following is a schedule of future minimum lease payments (in thousands), together with the present value of the net minimum lease payments under capital leases, as of April 30, 1998.


                                            Operating             Capital
                                             Leases               Leases
                                            ---------            --------
         Year Ended April 30,
         1999                               $ 408                $   509
         2000                                 343                    368
         2001                                 299                    366
         2002                                 227                    350
         2003                                 148                    274
         Thereafter                           258                  - 0 -
                                            -----                -------
         Total minimum lease payments       1,683                  1,867
                                            =====
         Less--amount representing interest                         (301)
                                                                 --------
                                                                   1,566
         Current maturities of capital lease obligations             481
                                                                 -------
         Present value of long-term capital lease obligations    $1,085
                                                                 =======

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 1997 and 1998.

The Company leases operating facilities and equipment under operating leases with monthly payments ranging from $43 to $3,903.

Total rent expense under operating leases charged to operations was $502,122, $933,294 and $936,103 for each of the three years ended April 30, 1996, 1997 and 1998 respectively.

(b)  Legal Proceedings

In 1997, the Company was a defendant in a lawsuit regarding certain assets of the Company. The suit was settled for $450,000, and the Company paid an aggregate of $200,000 representing the legal fees of all defendants. The settlement was accrued for and included in other accrued expenses in the accompanying consolidated balance sheet at April 30, 1997.

On or about October 30, 1997, an individual commenced a civil lawsuit against the Company and two of the Company's officers and directors in the Rutland Superior Court, Rutland County, State of Vermont. In the Complaint, the individual seeks compensation for services allegedly performed by him prior to 1995. The individual is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied the individual's allegations of wrongdoing, and asserted various defenses. Certain stockholders of the Company have agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not legal fees paid by or on behalf of the Company or any other third party). The Company accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

In the normal course of conducting its operations, the Company may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company, which may have an impact on earnings for a particular period. Management expects that such matters in process at April 30, 1998 will not have a material adverse effect on the Company's financial position, including its liquidity or its results of operations.

(c)  Environmental Liability

The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not presently aware of any situations that may have a material adverse impact.

(d)  Sawyer Landfill Royalty Payments

In connection with an acquisition, the Company agreed to pay to the seller a royalty for certain additional permitted landfill capacity. The royalty due is equal to $2.50 per ton for the first 400,000 tons of such additional capacity and $3.50 per ton thereafter. The payments are generally due as the landfill is utilized except that at the time of the successful permitting, the first $1 million of royalties becomes immediately due and payable. This amount may be taken in cash or stock on an equivalent per share price of $6.55. This option is at the election of the seller and is only available for the first royalty payment.

7. REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT WARRANTS, AND STOCKHOLDERS' EQUITY (DEFICIT)

(a)  Preferred Stock

On December 22, 1995, the Company sold 1,922,169 shares of Series D Convertible Redeemable Preferred Stock, raising proceeds of $12,482,412, net of $972,771 in issuance costs. In addition, the Company extinguished certain subordinated debt through proceeds raised in this Series D Preferred Stock transaction, and by issuing certain subordinated debt holders 516,620 shares of the Company's Series A Redeemable Preferred Stock, 1,294,579 shares of the Company's Series B Redeemable Preferred Stock and 424,307 shares of the Company's Series C Mandatorily Redeemable Preferred Stock. The Company has recorded a charge of $2,963,317 based on the difference between the fair market value of consideration (preferred stock and cash) issued to the subordinated debt holders and the carrying value of the subordinated debt extinguished. The charge, net of tax, was allocated to earnings as an extraordinary charge ($126,523) and equity ($2,836,794) based on the relative fair value of the debt and warrants, respectively. The Company also wrote off the unamortized issuance costs associated with certain subordinated debt. This write-off resulted in an extraordinary charge, net of tax, of $199,785. The total extraordinary loss from the extinguishment of debt amounted to $326,308 (net of $168,098 income tax benefit).

The difference between the carrying value and the redemption value (defined as the higher of $1.50, $2.00 and $7.00 or the underlying fair market value of the Company's Class A Common Stock, respectively) of the Series A and Series B Redeemable Preferred Stock with warrants exercisable for Class A Common Stock and the Series D Convertible Redeemable Preferred Stock was being accreted using the effective interest method through the earliest redemption date (December 31, 2000, December 31, 2000 and January 1, 2001, respectively). In accordance with its original terms, immediately prior to the closing of the November Offering, each share of Series A Preferred Stock and Series B Preferred Stock through the exercise of warrants and redemption of preferred stock in connection therewith, and each share of Series D Preferred Stock automatically converted into one share of Class A Common Stock.

Also in accordance with its original terms, the Series C Mandatorily Redeemable Preferred Stock was redeemed immediately following the closing of the November Offering. The Company had been accreting the difference between the carrying value and redemption value ($7.00 per share) using the effective interest method through the earliest fixed redemption date (December 31, 2000). Therefore, the Company recorded an accelerated accretion charge immediately prior to the November Offering in order to state the Series C Stock at its redemption price.

(b)  Common Stock

The holders of the Class A Common Stock are entitled to one vote for each share held. The holders of the Class B Common Stock are entitled to ten votes for each share held, except for the election of one director, who is elected by the holders of the Class A Common Stock exclusively. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis at the option of the shareholder.

(c)  Stock Warrants

At April 30, 1998, the Company had outstanding warrants to purchase 190,392 shares of the Company's Class A Common Stock at exercise prices between $0.01 and $7.25 per share, based on the fair market value of the underlying common stock at the time of the warrants' issuance. The warrants become exercisable upon vesting and notification and expire between July 1998 and October 2003.

(d)  Put Warrants

In connection with an acquisition in April 1995, the Company issued 100,000 warrants to purchase one share each of Class A Common Stock exercisable at $6.00 per share. These warrants were putable to the Company at $4.00 per share or callable by the Company at $7.00 per share beginning in April 1997 and were initially recorded at their put price. These warrants were stated at their put price per share in the accompanying balance sheet as of April 30, 1998. During fiscal 1998 (but prior to the November Offering), warrants to acquire 25,000 shares of Class A Common Stock for cash proceeds of $150,000 were exercised. During the same period the Company called the remaining 75,000 warrants in exchange for total cash consideration of $525,000. The difference between the put price and the call price was accreted through a charge to accumulated deficit at the time of the call.

(e)  Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the "1993 Option Plan") provided for the issuance of a maximum of 300,000 shares of Class A Common Stock. As of April 30, 1998, options to purchase 258,000 shares of Class A Common Stock at an average exercise price of $1.87 were outstanding under the 1993 Option Plan. No further options may be granted under this plan.

During 1994, the Company adopted a nonstatutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the "1994 Option Plan") provided for the issuance of a maximum of 150,000 shares of Class A Common Stock. Options to purchase 150,000 shares of Class A Common Stock at an average exercise price of $0.60 were outstanding under the 1994 Option Plan as of April 30, 1997 and April 30, 1998. No further options may be granted under this plan.

In connection with the May 1994 Senior Note and Warrant Purchase Agreement (the "Purchase Agreement"), the Company established a nonqualified stock option pool for certain key employees. The purchase agreement established 338,000 stock options to purchase Class A Common Stock. Options to purchase 338,000 shares of Class A Common Stock at an average exercise price of $2.00 were outstanding under the Purchase Agreement as of April 30, 1997 and April 30, 1998. No further options may be granted under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to, the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or nonstatutory options. As of April 30, 1997, options to purchase 418,135 shares of Class A Common Stock at an average exercise price of $10.04 were outstanding under the 1996 Option Plan. As of April 30, 1998, a total of 601,302 options to purchase Class A Common Stock were outstanding at an average exercise price of $11.86. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the "1997 Option Plan") provides for the issuance of 1,000,000 shares of Class A Common Stock pursuant to the grant of either incentive stock options or nonstatutory options. Under the terms of the 1997 Option Plan, all authorized but unissued options under previous plans are added to the shares available under this plan. A total of 308,500 authorized but unissued shares under the 1996 Option Plan have been transferred to the 1997 Option Plan under this provision. As of April 30, 1998, options to purchase 248,000 shares of Class A Common Stock at an average exercise price of $22.52 were outstanding under the 1997 Option Plan.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 50,000 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 1998, no options have been granted under this plan.

Stock option activity for each of the three years ended April 30, 1996, 1997 and 1998 is as follows:


                                                      Number      Weighted Average
                                                     of Shares     Exercise Price
                                                    -----------   ----------------
         Outstanding, April 30, 1995                   673,000        $ 1.30
         Granted                                       115,000          3.53
         Terminated                                       --             --
         Exercised                                        --             --
                                                     ---------        ------
         Outstanding, April 30, 1996                   788,000          1.63
         Granted                                       463,135         10.52
         Terminated                                       --             --
         Exercised                                        --             --
                                                     ---------        ------
         Outstanding, April 30, 1997                 1,251,135          4.92
         Granted                                       419,500         19.90
         Terminated                                     31,000         15.19
         Exercised                                      44,333          1.49
                                                     ---------        ------
         Outstanding, April 30, 1998                 1,595,302         $8.75
                                                     =========        ======
         Exercisable, April 30, 1998                   985,710         $4.26
                                                     =========        ======

Set forth is a summary of options outstanding and exercisable as of April 30, 1998:

                            Options Outstanding                              Options Exercisable
                   ---------------------------------------------      ------------------------------
                                   Weighted
                                    Average          Weighted                           Weighted
                     Number of     Remaining          Average          Number of         Average
  Range of         Outstanding    Contractual        Exercise          Exercisable      Exercise
  Exercise          Shares        Life (Years)        Price             Options          Price
  --------------- ------------     -------           ---------         ----------       ---------
  $ 0.60-$ 2.00        673,000       4.35              $ 1.36             673,000        $ 1.36
  4.61-  7.00          197,000       7.35                4.66             150,333          4.67
  12.00- 16.00         497,302       8.58               13.78             118,711         12.74
  Over $16.00          228,000       9.70               23.18              43,666         24.46
   ------------      ---------       ----              ------            --------        ------
       All           1,595,302       6.80              $ 8.75             985,710        $ 4.26
  ==========         =========       =====             =======           ========        =======


During fiscal 1996, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for stock-based employee compensation and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended April 30, 1996, 1997 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the years ended April 30, 1996, 1997 and 1998.

                                                      April 30,
                                   ---------------------------------------------
                                      1996              1997             1998
                                   -----------       ----------        ----------
Risk-free interest rate            5.69%             6.84%             5.78% - 6.49%
Expected dividend yield            N/A               N/A               N/A
Expected life                      10 Years          10 years          9 years
Expected volatility                N/A               N/A               40.39%

The value of shares to be issued to employees under the Employee Stock Purchase Plan (see note 9) as of April 30, 1998 has been computed for pro forma disclosure purposes using the Black-Scholes option pricing model using the following assumptions:

 Risk-free interest rate                     5.30%
 Expected dividend yield                     N/A
 Expected life                               1/3 year
 Expected volatility                         40.39%

The total value of options granted during the years ended April 30, 1996, 1997 and 1998 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts (in thousands, except for per share amounts):

                                                    April 30,
                                    -------------------------------------------
                                      1996              1997            1998
                                    ---------         --------        ---------
 Net income (loss)
   As reported                      $(3,486)          $(8,949)        $(3,081)
   Pro forma                        $(3,522)          $(9,143)        $(3,904)
 Net income (loss) per share of
   common stock
   As reported                      $(1.06)           $(2.29)         $(0.39)
   Pro forma                        $(1.07)           $(2.34)         $(0.49)

The weighted-average grant-date fair value of options granted during the years ended April 30, 1996, 1997 and 1998 is $0.51, $0.56 and $1.54, respectively.

(f)  Reserved Shares

At April 30, 1997 and 1998, shares of Class A Common Stock were reserved for the following reasons:

                                                                 April 30,
                                                               (in thousands)
                                                             -----------------
                                                              1997       1998
                                                             -------   -------
   Exercise of stock warrants related to Series A and
    Series B Preferred Stock                                  1,811     - 0 -
   Exercise of Series D Convertible Preferred Stock           1,922     - 0 -
   Exercise of stock warrants/put warrants                      456       191
   Exercise of management stock options                       1,706     2,981
                                                             ------    -------
                                                              5,895     3,172
                                                             ======    =======

8.   INCOME TAXES

The provision (benefit) for income taxes for the years ended April 30, 1996, 1997 and 1998 consists of the following (in thousands):


                                      April 30,
                             -----------------------------
                              1996      1997        1998
                             -------   ------     -------
 Federal--
   Current                   $(329)     $306      $   495
   Deferred                    458       136        1,586
                             -----      ----       ------
                               129       442        2,081
                             -----      ----       ------
 State--
   Current                     (96)        7          24
   Deferred                    111         3         280
                             -----      ----       ------
                                15        10         304
                             -----      ----       ------
 Total                        $144      $452       $2,385
                             =====      ====       ======

The differences in the provisions for income taxes and the amounts determined by applying the Federal statutory rate of 34% to income before provision for income taxes and extraordinary loss for the years ended April 30, 1996, 1997 and 1998 are as follows (in thousands):


                                                   Fiscal Year Ended April 30,
                                                   ----------------------------
                                                    1996      1997     1998
                                                   -------   ------   -------
  Tax at statutory rate                            $ (17)   $  11      $1,714
  State income taxes, net of federal
    benefit                                           (3)       2         266
  Meals and entertainment
    disallowance                                      11       18          23
  Nondeductible goodwill                              20      134         114
  Other, net (mainly imputed interest
    income for
    tax purposes)                                    133      287         268
                                                   ------   -----       -----
                                                   $ 144    $ 452      $2,385
                                                   =====    =====      ======

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Deferred tax assets and liabilities consist of the following at April 30, 1997 and 1998 (in thousands):

                                                                 April 30,
                                                     ----------------------------
                                                        1997              1998
                                                     -----------       ----------
Deferred tax assets--
    Allowance for doubtful accounts                  $     177           $  449
    Treatment of lease obligations                          65               64
    Accrued expenses                                       344              490
    Net operating loss carryforwards                       574              679
    Alternative minimum tax credit carryforwards           306              494
    Other tax carryforwards                                185              150
    Amortization of intangibles                             35             - 0 -
    Other                                                   91              206
                                                     ----------          ------
         Total deferred tax assets                       1,777            2,532
                                                     ----------          ------
Deferred tax liabilities--
    Accelerated depreciation of property and
    Equipment                                          ( 2,245)          (3,245)
    Amortization of intangibles                          - 0 -             (543)
    Other                                                 (588)          (2,111)
                                                     -----------       ---------
         Total deferred tax liabilities                ( 2,833)          (5,899)
                                                     -----------      ----------
      Net deferred tax liability                      $ (1,056)         $(3,367)
                                                     ===========      =========

At April 30, 1998, the Company has net operating loss carryforwards and other tax carryforwards for income tax purposes of approximately $1,698,000 and $375,000, respectively, that expire principally through 2010. At April 30, 1998, the Company also has $494,000 of alternative minimum tax credit carryforwards available indefinitely to reduce any further federal income taxes payable.

9.   EMPLOYEE BENEFIT PLANS

On May 1, 1996, the Company adopted the Casella Waste Systems, Inc. 401(k) Plan and appointed the First National Bank of Boston as trustee of the plan. The plan went into effect on July 1, 1996 and has a December 31 year end. Pending board approval, the Company may contribute up to $500 per individual per calendar year. Participants vest in employer contributions ratably over a three-year period. Employer contributions for the years ended April 30, 1997 and 1998 amounted to $149,469 and $176,143, respectively.

In January, 1998 the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 300,000 shares of Class A Common Stock have been reserved for this purpose. At April 30, 1998, no shares of Class A Common Stock have been issued under this plan.

10.  RELATED PARTY TRANSACTIONS

(a)  Management Services Agreement

As part of the Series D Preferred Stock transaction described in Note 7(a), the Company entered into a Management Services Agreement with certain shareholders of the Series A, Series B and Series C Preferred Stock. In consideration for certain advisory services to the Company, as defined, a management fee of approximately $22,300 per month was due. At the closing of the November Offering, the agreement terminated and the total accrued management fees paid to the shareholders was $495,221.

(b)  Services

During 1996, 1997 and 1998, the Company retained the services of a related party, a company wholly owned by two of the Company's stockholders, as a contractor in closing certain landfills owned by the Company. Total purchased services charged to operations for each of the three years ended April 30, 1996, 1997 and 1998 were $1,291,435, $2,125,606 and $4,202,200, respectively, of which
$24,988 and $0 were outstanding and included in accounts payable at April 30, 1997 and 1998, respectively. In 1997, the Company entered into agreements with this company, totaling $4,065,000, to close the unlined municipal landfill which is adjacent to the Subtitle D Clinton County landfill and to close a portion of another of the Company's lined landfills. In 1998, the Company entered into agreements with this company, totaling approximately $3,000,000, to construct a portion of a landfill.

(c)  Leases and Land Purchase

The Company leases furniture and fixtures from a partnership in which two of the Company's stockholders are the general partners. This operating lease requires a monthly payment of $950 and expires in 1999.

On August 1, 1993, the Company entered into three leases for operating facilities with the same partnership. During 1997, one of the leases was terminated early for $191,869. The remaining leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments ranging from $3,200 to $9,000 and expire in April 2003. Total interest and amortization expense charged to operations for the years ended April 30, 1996, 1997 and 1998 under these agreements was $252,000, $249,379 and $244,500, respectively.

On November 8, 1996, the Company purchased a certain plot of land from the same related party for $122,000.

(d)  Postclosure Landfill

The Company has agreed to pay the cost of postclosure on a landfill owned by certain principal stockholders. The Company paid the cost of closing this landfill in 1992, and the postclosure maintenance obligations are expected to last until 2012. In each of the three years ended April 30, 1996, 1997 and 1998, the Company paid $14,502, $9,605 and $3,019, respectively, pursuant to this agreement. As of April 30, 1998, the Company has accrued $104,772 for costs associated with its postclosure obligations.

11.  SUBSEQUENT EVENTS

During the period between May 1, 1998 and June 15,1998 the Company acquired 8 companies, all accounted for as purchases. The total value of the assets acquired was approximately $10.2 million. The Company paid $9.6 million in cash for the companies and assumed $600,000 in liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under "Executive Officers of the Company" in Item 1 of Part I of this report) have been omitted from this report, since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements included under Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets as of April 30, 1997 and 1998

     Consolidated Statements of Operations for the Years Ended April 30, 1996, 1997 and 1998.

     Consolidated Statements of Redeemable Preferred Stock, Redeemable Put Warrants and Stockholders Equity for the Years Ended April 30, 1996, 1997 and 1998.

     Consolidated Statements of Cash Flow for the Years Ended April 30, 1996, 1997 and 1998.

     Notes to Consolidated Financial Statements

Item 14(a)(2) Schedule II - Valuation and Qualifying Accounts

     Schedule II - Allowance for Doubtful Accounts

Item 14(a)(3) Exhibits:

     The following Exhibits are filed as part of this report under Item 14(c):

 Exhibit
   No.      Description
--------  ----------------------------------------------------------------------
 *3.1      Amended and Restated Certificate of Incorporation of the Registrant.
 *3.2      Certificate of Amendment to Certificate of Incorporation.
 *3.3      Amended and Restated Certificate of Amendment of the Registrant.
 *3.4      Amended and Restated By-Laws of the Registrant.
 *3.5      Second Amended and Restated By-Laws of the Registrant.
 *4        Specimen Certificate for Class A Common Stock.
*10.1      1993 Incentive Stock Option Plan.
*10.2      1994 Nonstatutory Stock Option Plan.
*10.3      1996 Stock Option Plan.
*10.4      1997 Stock Incentive Plan.
*10.5      1997 Non-Employee Director Stock Option Plan.
*10.6      Registration  Rights Agreement between the Registrant and
           Susan Olivieri and Robert MacNeil, dated January 3, 1996.
*10.7 1995 Stockholders Agreement between the Registrant and the stockholders who are a party thereto, dated as of December 22, 1995.
*10.8 1995 Registration Rights Agreement between the Registrant and the stockholders who are a party thereto, dated as of December 22, 1995.
*10.9 1995 Repurchase Agreement between the Registrant and the stockholders who are a party thereto, dated as of December 22, 1995.
*10.10 Management Services Agreement between the Registrant, BCI Growth III, L.P., North Atlantic Venture Fund, L.P., and Vermont Venture Capital Fund, L.P., dated as of December 22, 1995.

*10.11 Warrant to Purchase Common Stock of the Registrant granted to John W. Casella, dated as of July 26, 1993.
*10.12     Warrant to Purchase Common Stock of the Registrant granted to Douglas
           R. Casella, dated as of July 26, 1993.
*10.13 Asset Purchase Agreement by and among Kenneth H. Mead, Kerkim, Inc. and Casella Waste Management of N.Y., dated as of January 17, 1997.
*10.14 Reorganization Agreement by and among Kenneth H. Mead, Superior Disposal Services, Inc., Kensue, Inc., S.D.S. at PA, Inc. and Claws Refuse, Inc., dated as of January 17, 1997.
*10.15 Termination of Lease Agreement by and between Casella Associates and Casella Waste Management, Inc. dated September 25, 1996.
*10.16 Amended and Restated Revolving Credit and Term Loan Agreement between the Registrant and BankBoston, dated as of August 6, 1997.
*10.17 Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease).
*10.18 Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease).
*10.19 Furniture and Fixtures Lease Renewal Agreement between Casella Associates and Casella Waste Management, Inc., dated May 1, 1994.
*10.20 Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994
*10.21 Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996.
*10.22 Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996.
*10.23 Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995.
*10.24 Consulting and Non-Competition Agreement between the Registrant and Kenneth H. Mead, dated January 23, 1997.
*10.25 Issuance of Shares by the Registrant to National Waste Industries, Inc., dated October 19, 1994.
 10.26 Registration Rights Agreement by and among the Registrant, Joseph M. Winters, Andrew B. Winters, Brigid Winters, Sean Winters and Maureen Winters (the "All Cycle Stockholders"), dated as of December 19, 1997. (Incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 as filed June 3, 1998 (SEC File No. 333-55879)).
 10.27 Amendment No. 1 to Registration Rights Agreement by and among the Registrant, the All Cycle Stockholders, Winters Family Partnership and Goldman, Sachs & Co., dated as of June 3, 1998.
 10.28 Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease).
 21 Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit 21 to the Company's Registration Statement on Form S-1 as filed June 3, 1998 (SEC File No. 333-55879)).
 23.1      Consent of Arthur Andersen LLP.
 27.1      Financial Data Schedule - for the year ended April 30, 1998.
 27.2      Financial Data Schedule - for the year ended April 30, 1997,
           Restated.
 27.3      Financial Data Schedule - for the year ended April 30, 1996,
           Restated.

* Previously filed as part of the Company's Registration Statement filed on form S-1 and declared effective on October 27, 1997 and hereby incorporated by reference.

Item 14(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CASELLA WASTE SYSTEMS, INC.



                                                  By: /s/ John W. Casella
                                                  ------------------------------
                                                  John W. Casella
                                                  President and Chief
                                                  Executive Officer

                                                  Date:  June 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                             Title                                               Date
---------                             -----                                               ----
/s/  John W. Casella                 President, Chief Executive Officer
--------------------------           and Chairman                                         June 25, 1998
     John W. Casella


/s/ James W. Bohlig                  Senior Vice President and Chief
--------------------------           Operating Officer, Director                          June 25, 1998
    James W. Bohlig


/s/  Jerry S. Cifor                  Vice President and Chief Financial
--------------------------           Officer (Principal Accounting and
     Jerry S. Cifor                  Financial Officer)                                   June 25, 1998


/s/  Douglas R. Casella              Director                                             June 25, 1998
--------------------------
     Douglas R. Casella


/s/  John F. Chapple III             Director                                             June 25, 1998
--------------------------
     John F. Chapple III


/s/  Kenneth H. Mead                 Director                                             June 25, 1998
--------------------------
     Kenneth H. Mead




/s/  Michael F. Cronin               Director                                             June 25, 1998
--------------------------
     Michael F. Cronin


/s/  Gregory B. Peters               Director                                             June 25, 1998
--------------------------
     Gregory B. Peters


FINANCIAL STATEMENT SCHEDULES

                                                                     Schedule II



                               Valuation Accounts

Allowance for Doubtful Accounts
-------------------------------
(In thousands of dollars)
                                                         Year ended April 30,
                                                         --------------------
                                                  1996         1997        1998
                                                  ----         ----        ----

Balance at beginning of period                    $118         $353      $  722

Additions -
         Charged to expense                        269          330         868
         Acquisition related                       272          496         620

Deductions - Bad debts written off, net of
         Recoveries                               (306)        (457)     (1,087)
                                                  -----        -----     -------

Balance at end of period                          $353         $722      $1,123