Form 10-K/A
period 1998-04-30
CASELLA WASTE SYSTEMS INC
filed 1998-08-28
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ............... to ...............

                        Commission file number 000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      03-0338873
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, VT                         05701
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (802) 775-0325

Securities registered pursuant to Section 12(b) of the Act:   None.

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A common stock, $.01 per share par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A Common Stock at the close of business on August 21, 1998 was $292,828,110.

There were 12,922,027 shares of Class A Common Stock, $.01 per share par value, of the registrant outstanding as of August 21, 1998. There were 988,200 shares of Class B Common Stock of the registrant outstanding as of August 21, 1998.

This Report on Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") by Casella Waste Systems, Inc., a Delaware corporation (together with its subsidiaries, the "Company") is being filed to amend the Company's Annual Report on Form 10-K as filed with the Commission on June 25, 1998 to include the information required by Part III of Form 10-K in accordance with General Instruction G-3 of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company, their positions, and their ages as of August 21, 1998 are as follows:

              Name           Age   Position
              ----           ---   --------

John W. Casella (1)          47    President, Chief Executive Officer, Chairman
                                   of the Board of Directors and Secretary

Douglas R. Casella           42    Vice Chairman of the Board of Directors

James W. Bohlig              52    Senior Vice President and Chief Operating
                                   Officer, Director

Jerry S. Cifor               37    Vice President and Chief Financial Officer,
                                   Treasurer

Michael P. Barrett           44    Vice President, Transportation and Recycling

Christopher M. DesRoches     40    Vice President, Sales and Marketing

Joseph S. Fusco              34    Vice President, Communications

James M. Hiltner             34    Regional Vice President

Michael Holmes               43    Regional Vice President

Larry B. Lackey              37    Vice President, Permits, Compliance and
                                   Engineering

Alan N. Sabino               38    Regional Vice President

Gary Simmons                 48    Vice President, Fleet Management

Michael F. Cronin (1)(2)(3)  44    Director

Kenneth H. Mead              40    Director

Gregory B. Peters (1)(2)(3)  52    Director

John F. Chapple III (3)      57    Director

(1)   Member of Compensation Committee

(2)   Member of Stock Plan Subcommittee

(3)   Member of Audit Committee

John W. Casella has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1993, and has been Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella has actively supervised all aspects of Company operations since 1976, sets overall corporate policies, and serves as chief strategic planner of corporate development. Mr. Casella is also an executive officer and director of Casella Construction, a company owned by Mr. Casella and Douglas R. Casella. See "Certain

Relationships and Related Transactions". Mr. Casella is the brother of Douglas
R. Casella.

Douglas R. Casella founded the Company in 1975, and has been a director of the Company since that time. He has served as Vice Chairman of the Board of Directors of the Company since 1993 and has been President of Casella Waste Management, Inc. since 1975. Since 1989, Mr. Casella has been President of Casella Construction, a company owned by Mr. Casella and John W. Casella which specializes in general contracting, soil excavation and related heavy equipment work. See "Certain Relationships and Related Transactions". Mr. Casella is the brother of John W. Casella.

James W. Bohlig joined the Company as Senior Vice President and Chief Operating Officer in 1993 with primary responsibility for business development, acquisitions and operations. Mr. Bohlig has served as a director of the Company since 1993. From 1989 until he joined the Company, Mr. Bohlig was Executive Vice President and Chief Operating Officer of Russell Corporation, a general contractor and developer based in Rutland, Vermont. Mr. Bohlig is a director of Consumat Systems, Inc. a designer and manufacturer of incineration and pollution control equipment.

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

Michael F. Cronin has been a general partner of Weston Presidio Management Company, a venture capital management firm, since 1991. Mr. Cronin is a director of Tekni-Plex, Inc., a manufacturer of plastic products and materials; Tweeter Home Entertainment Group, Inc., a specialty retailer of mid to high-end audio and video consumer electronics products; and AAi.FosterGrant, Inc., a leading value-added distributor of optical products, costume jewelry, watches and other accessories.

Kenneth H. Mead has served since January 1997 as President of Materials Exchange Corporation, a consulting firm. From 1986 to January 1997, Mr. Mead was the President and principal stockholder of Superior Disposal Services, Inc. and certain related companies, the assets of which were acquired by the Company in January 1997.


Gregory B. Peters has been a general partner of Vermont Venture Capital Partners, L.P., (a venture capital management company) the General Partner of The Vermont Venture Capital Fund, L.P.; a general partner of North Atlantic Capital Partners, L.P. (a venture capital management company), the General Partner of North Atlantic Venture Fund, L.P.; and a general partner of North Atlantic Investors (a venture capital management company), the General Partner of North Atlantic Venture Fund II L.P.


John F. Chapple III was President and owner of Catamount Waste Services, Inc., a central Vermont hauling and landfill operation from August 1989 to July 1994. Catamount Waste Services, Inc. was purchased by the Company in May 1994. Mr. Chapple has been retired since 1995.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms filed by such person with respect to the Company.

Based solely on its review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Exchange Act, or written representations from reporting persons that no Form 5 filing was required for such person, the Company believes that, during fiscal 1998, all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of the Exchange Act other than the filing of a Form 3 by Mr. James
M. Hiltner in connection with his appointment as a Regional Vice President of the Company, which was filed late.

ITEM 11: EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth for each of the last two fiscal years the cash compensation paid and the shares underlying options granted to (i) the Company's Chief Executive Officer, and (ii) each of the other executive officers who received annual compensation in excess of $100,000 during fiscal 1998 (collectively, the "Named Executive Officers").

                             LONG-TERM COMPENSATION

                                                    ANNUAL COMPENSATION                      AWARDS
                                          ---------------------------------------------- ---------------
                                                                              Other       # Securities
                                  Fiscal                                      Annual       Underlying           All Other
Name & Principal Position          Year           Salary           Bonus   Compensation   Options/SARs        Compensation
-------------------------------- -------- ------------------ ------------ -------------- --------------- --------------------------
John W. Casella                    1998          $156,965         $50,000     $14,279(1)               0         $500(2)
  President, Chief Executive       1997          $136,141         $45,000     $22,755(1)          20,000         $985(2)
  Officer and Chairman
James W. Bohlig                    1998          $146,591         $50,000             $0               0              $0
  Senior Vice President and        1997          $126,538         $45,000             $0          30,000              $0
  Chief Operating Officer
Jerry S. Cifor                     1998          $126,235         $42,000             $0               0         $500(2)
  Vice President and Chief         1997          $107,692         $38,000             $0          16,000         $838(2)
  Financial Officer


(1) Consists of life insurance premiums paid by the Company on behalf of the Named Executive Officer.

(2) Consists of amount paid by the Company to the Named Executive Officer's account in the Company's 401(k) plan.

STOCK OPTIONS

No stock options to purchase shares of the Company's Class A Common Stock were granted to any of the Named Executive Officers of the Company during fiscal 1998.

FISCAL YEAR-END OPTION VALUES

The following table sets forth information for each of the Named Executive Officers concerning options to purchase Class A Common Stock exercised by the Named Executive Officers during fiscal 1998 and the number and value of options outstanding as of fiscal year ended 1998.

                                                                      Number of Shares            Value of Unexercised
                                                                 Underlying Unexercised          In-the-Money Options
                                  Shares         Value        Options at April 30, 1998 (#)     at April 30, 1998 ($)(2)
                                Acquired on     Realized    -------------------------------- ---------------------------------
             Name              Exercise (#)      ($)(1)      Exercisable    Unexercisable      Exercisable     Unexercisable
--------------------------- ------------------ ----------   -------------- ----------------- ---------------- ----------------
John W. Casella                       0              $0         148,334           6,666          $4,324,402        $124,173
  President, Chief Executive
  Officer and Chairman
James W. Bohlig                       0              $0         300,000          10,000          $8,918,850        $186,250
  Senior Vice President and
  Chief Operating Officer
Jerry S. Cifor                   20,000        $308,000         106,667           5,333          $3,077,792         $99,327
  Vice President and Chief
  Financial Officer

(1) Based on the closing price of the Class A Common Stock as reported on the Nasdaq National Market on the date of exercise less the option exercise price.

(2) These values have been calculated on the basis of the last sale price of the Company's Class A Common Stock on the Nasdaq National Market as of April 30, 1998 of $31.125 per share, less the aggregate exercise price.

COMPENSATION OF DIRECTORS


The Company reimburses non-employee directors for expenses incurred in attending Board of Directors meetings. Non-employee directors of the Company receive stock options under the Company's 1997 Non-Employee Director Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides that each person who first becomes a non-employee director after November 3, 1997, the closing of the Company's initial public offering, will receive an automatic grant of a non-statutory stock option to purchase 5,000 shares of Class A Common Stock upon his or her initial election to the Board of Directors (vesting in three equal installments on each of the three anniversaries following the date of grant). In addition, an option to purchase 2,000 shares of Class A Common Stock will be granted to each incumbent non-employee director on the date of each annual meeting of stockholders (other than a director who was initially elected to the Board of Directors at any such annual meeting of stockholders) beginning with the first annual shareholders' meeting following the adoption of the Directors' Plan (vesting in three equal annual installments beginning on the first anniversary of the date of grant). Options granted under the Directors' Plan expire ten years from the date of grant. The option price for options granted under the Directors' Plan is equal to the fair market value of a share of Class A Common Stock as of the date of grant. The Company has reserved a total of 50,000 shares of Class A Common Stock for issuance under the Directors' Plan, all of which are currently available for future grant.


The Company has also entered into or engaged in certain transactions with directors of the Company or affiliates of directors of the Company. See Item 13, "Certain Relationships and Related Transactions".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee of the Company's Board of Directors are Messrs. John W. Casella, Michael F. Cronin and Gregory B. Peters. The current members of the Stock Plan Subcommittee of the Company's Board of Directors are Messrs. Cronin and Peters. Mr. Casella has served as President and Chief Executive Officer of the Company since 1993.

In connection with the sale by the Company of its Series D Convertible Preferred Stock in December 1995, the Company entered into a Management Services Agreement with BCI Growth III, L.P., North Atlantic Venture Fund, L.P. and The Vermont Venture Capital Fund, L.P., which were stockholders of the Company. Under the Management Services Agreement, the Company agreed to pay a management fee of approximately $22,300 per month in consideration of certain advisory services provided by such stockholders to the Company. Gregory B.

Peters, a director of the Company, is affiliated with North Atlantic Venture Fund, L.P. and The Vermont Venture Capital Fund, L.P. This agreement was terminated and the accrued management fee was paid upon the closing of the Company's initial public offering in November 1997.

The Company has from time to time engaged Casella Construction, Inc., a company owned by John and Douglas Casella, to provide construction services for the Company, including construction, closure and capping activities at the Company's landfills. In fiscal 1998, the Company paid Casella Construction, Inc. $4,202,200.

The Company is a party to two real estate leases with Casella Associates, a Vermont partnership owned by John and Douglas Casella, relating to facilities occupied by the Company. The leases, relating to the Company's corporate headquarters in Rutland, Vermont and its Montpelier, Vermont facility, call for aggregate monthly payments of approximately $18,000 and expire in April 2003. These leases have been classified by the Company as capital leases for financial reporting purposes. In addition, the Company leases furniture and fixtures from Casella Associates pursuant to an operating lease which bears rent at $950 per month and expires in 1999. In fiscal 1998, the Company paid Casella Associates an aggregate of $244,500 for such leases. In November 1997, the lease relating to the Company's corporate headquarters in Rutland, Vermont was amended to allow the Company to upgrade and make capital improvements to the premises at an estimated cost of $500,000 to be paid by the Company. Casella Associates was granted the option to purchase such capital improvements by December 31, 2002, and if it does not elect to exercise such option the Company has the right to purchase the premises for $324,000, the fair market value of the premises prior to the capital improvements, at the expiration of the term of the lease.

The Company operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by John and Douglas Casella which operated as a single-purpose real estate holding company. The Company paid the cost of closing this landfill in 1992, and has agreed to pay all post-closure obligations. In fiscal 1998, the Company paid $3,019 pursuant to this arrangement.

In connection with the settlement of certain litigation naming the Company, four of its subsidiaries, Messrs. James W. Bohlig and John W. and Douglas R. Casella and one unrelated person as defendants, the Company paid an aggregate of $450,000 plus approximately $200,000 in legal expenses incurred by the defendants. The lawsuit was brought derivatively in the name of Meridian, a Vermont corporation engaged in alternative energy project development which has been inactive since 1993, of which Messrs. Bohlig and John Casella were officers, directors and stockholders, as well as individually in the names of the plaintiffs, who were also stockholders of Meridian. In response to the lawsuit, in an effort to expedite adjudication, a majority of Meridian's directors, including Messrs. Bohlig and John Casella, voted to place Meridian into bankruptcy, and Meridian filed a petition under Chapter 7 of the Federal Bankruptcy Code ("Chapter 7"). The lawsuit was subsequently removed to the United States Bankruptcy Court for the District of Vermont. On July 14, 1997, the bankruptcy court approved the settlement. Messrs. Bohlig and John Casella were officers and directors of Meridian at the time Meridian filed the petition under Chapter 7.

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and Messrs. Bohlig and John Casella in the Rutland Superior Court, Rutland County, State of Vermont. In the complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and Messrs. Bohlig and Casella have answered the complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the Company's initial public offering, certain stockholders of the Company, including the two officers named as defendants, agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not including legal fees paid by or on behalf of the Company or any other party). The Company has agreed to indemnify Messrs. Bohlig and Casella for legal fees incurred by them in connection with the lawsuit, plus settlements or awards up to $350,000 in the aggregate.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information, as of August 21, 1998, regarding the beneficial ownership of shares of the Company's Common Stock by
(i) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock ("5% Stockholders"), (ii) each director of the Company, (iii) the Named Executive Officers (as defined in the Summary Compensation Table above) and (iv) the directors and executive officers of the Company as a group.


                                  Class A Common Stock          Class B Common Stock
                                  ---------------------------   ---------------------------       Voting
Name of Beneficial Owner(1)            Number          %             Number          %            Power
                                  ---------------------------   ---------------------------  -----------------

John W. Casella (2)                        727,316     5.56%             494,100     50.0%             24.68%

Douglas R. Casella (3)                     727,316     5.56%             494,100     50.0%             24.68%

James W. Bohlig (4)                        470,000     3.58%                                            2.04%

Jerry S. Cifor (5)                         166,988     1.28%                                            0.73%

Gregory B. Peters                           24,684     0.19%                                            0.11%

John F. Chapple III                        190,643     1.48%                                            0.84%

Kenneth H. Mead                            522,127     4.04%                                            2.29%

Michael F. Cronin (6)                      775,370     6.00%                                            3.40%

Weston Presidio
  Capital II LP (7)                        775,370     6.00%                                            3.40%

Directors and executive
  officers as a group
  (8 people) (8)                         3,604,444    26.62%             988,200    100.0%             57.58%

(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options and/or warrants currently exercisable or exercisable within 60 days of August 21, 1998 ("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options and/or warrants but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.

(2) Includes 160,166 shares issuable pursuant to Currently Exercisable Options. Also includes 4,800 shares of Class A Common Stock held in trust for the benefit of Mr. Casella's minor children. Mr. Casella disclaims beneficial ownership of such shares. The address of Mr. Casella is c/o Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.

(3) Includes 160,166 shares issuable pursuant to Currently Exercisable Options. Also includes 1,600 shares of Class A Common Stock held in trust for the benefit of Mr. Casella's minor children. Mr. Casella disclaims beneficial ownership of such shares. The address of Mr. Casella is c/o Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.

(4) Includes 200,000 shares issuable pursuant to Currently Exercisable Options. Also includes 8,000 shares of Class A Common Stock held in trust for the benefit of Mr. Bohlig's minor children. Mr. Bohlig disclaims beneficial ownership of such shares.

(5) Includes 98,988 shares issuable pursuant to Currently Exercisable Options.

(6) The address of Mr. Cronin is c/o Weston Presidio Capital II, L.P., One Federal Street, Boston, MA 02110.

(7) Consists of shares held by Weston Presidio Capital II, L.P., of which Mr. Cronin is a general partner. Mr. Cronin disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(8) Includes 619,320 shares issuable pursuant to Currently Exercisable Options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the sale by the Company of its Series D Convertible Preferred Stock in December 1995, the Company entered into a Management Services Agreement with BCI Growth III, L.P., North Atlantic Venture Fund, L.P. and Vermont Venture Capital Fund, L.P., which were stockholders of the Company. Under the Management Services Agreement, the Company agreed to pay a management fee of approximately $22,300 per month in consideration of certain advisory services provided by such stockholders to the Company. This agreement was terminated and the accrued management fee was paid upon the closing of the Company's initial public offering in November 1997. Gregory B. Peters, a director of the Company, is affiliated with North Atlantic Venture Fund, L.P. and The Vermont Venture Capital Fund, L.P.

The Company has from time to time engaged Casella Construction, Inc., a company owned by John and Douglas Casella, to provide construction services for the Company, including construction, closure and capping activities at the Company's landfills. In fiscal 1998, the Company paid Casella Construction, Inc. $4,202,200.

The Company is party to two real estate leases with Casella Associates, a Vermont partnership owned by John and Douglas Casella, relating to facilities occupied by the Company. The leases, relating to the Company's corporate headquarters in Rutland, Vermont and its Montpelier, Vermont facility, call for aggregate monthly payments of approximately $18,000 and expire in April 2003. These leases have been classified by the Company as capital leases for financial reporting purposes. In addition, the Company leases furniture and fixtures from Casella Associates pursuant to an operating lease which bears rent at $950 per month and expires in 1999. In fiscal 1998, the Company paid Casella Associates an aggregate of $244,500 for such leases. In November 1997, the lease relating to the Company's corporate headquarters in Rutland, Vermont was amended to allow the Company to upgrade and make capital improvements to the premises at an estimated cost of $500,000, to be paid by the Company. Casella Associates was granted the option to purchase such capital improvements by December 31, 2002, and if it does not elect to exercise such option the Company has the right to purchase the premises for $324,000, the fair market value of the premises prior to the capital improvements, at the expiration of the term of the lease.

The Company operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by John and Douglas Casella which operated as a single-purpose real estate holding company. The Company paid the cost of closing this landfill in 1992, and has agreed to pay all post-closure obligations. In fiscal 1998, the Company paid $3,019 pursuant to this arrangement.

In connection with the settlement of certain litigation naming the Company, four of its subsidiaries, Messrs. James W. Bohlig and John W. and Douglas R. Casella and one unrelated person as defendants, the Company paid an aggregate of $450,000 plus approximately $200,000 in legal expenses incurred by the defendants. The lawsuit was brought derivatively in the name of Meridian, a Vermont corporation which has been inactive since 1993, of which Messrs. Bohlig and John Casella were officers, directors and stockholders, as well as individually in the names of the plaintiffs, who were also stockholders of Meridian. In response to the lawsuit, in an effort to expedite adjudication, a majority of Meridian's directors, including Messrs. Bohlig and John Casella, voted to place Meridian into bankruptcy, and Meridian filed a petition under Chapter 7. The lawsuit was subsequently removed to the United States Bankruptcy Court for the District of Vermont. On July 14, 1997, the bankruptcy court approved the settlement. Messrs. Bohlig and John Casella were officers and directors of Meridian at the time Meridian filed the petition under Chapter 7.

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and Messrs. James W. Bohlig and John W. Casella in the Rutland Superior Court, Rutland County, State of Vermont. In the complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr.

Freeman is seeking a three percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and Messrs. Bohlig and Casella have answered the complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the Company's initial public offering, certain stockholders of the Company, including the two officers named as defendants, agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not including legal fees paid by or on behalf of the Company or any other party). The Company has agreed to indemnify Messrs. Bohlig and Casella for legal fees incurred by them in connection with the lawsuit, plus settlements or awards up to $350,000 in the aggregate.

In connection with and at the time of the Company's acquisition of the business of Catamount Waste Services, Inc., the Company entered into a lease in June 1994 with CV Landfill, Inc., a Vermont corporation affiliated with Catamount Waste Services, Inc., pursuant to which the Company agreed to lease a transfer station for a term of 10 years. CV Landfill, Inc. is owned by John F. Chapple III, who became a director of the Company at the time of the acquisition of the business of Catamount Waste Services, Inc. Pursuant to the lease agreement, the Company pays monthly rent for the first five years at a rate of $5.00 per ton of waste disposed of at the transfer station, with a minimum rent of $6,650 per month. Following the fifth anniversary of the lease agreement, the Company is required to pay monthly rent at a rate of $2.00 per ton, with a minimum rent of $2,500 per month. In fiscal 1998, the Company paid CV Landfill, Inc. $96,894.

As part of the acquisition by the Company of the assets of Superior Disposal Service, Inc., Kerkim, Inc. and related companies in January 1997, the Company engaged Kenneth H. Mead, the sole stockholder of such companies, as a consultant for a five-year period ending in 2002. Upon such acquisition, Mr. Mead became a director of the Company. The consulting agreement, which also contains a non-competition covenant, provides that the Company will pay Mr. Mead (i) a fee for acquisitions of collection businesses made by the Company with Mr. Mead's active assistance within a defined geographic area, in an amount equal to one month's net revenue of any such acquired business; (ii) a fee of $500,000 for the acquisition by the Company with Mr. Mead's active assistance of any enumerated landfill within a defined geographic area; and (iii) a fee, in consideration of Mr. Mead's non-competition covenant, of $600,000 paid in installments of $200,000 on each of the first and second anniversaries of the date of the agreement and $100,000 on each of the third and fourth anniversaries. For fiscal 1998, the Company paid Mr. Mead an aggregate of $201,871, pursuant to this agreement.

ADDITIONAL INFORMATION

The Company is subject to the informational requirements of the Exchange Act, and in accordance therewith files reports, proxy statements, and other information with the Commission. Such reports, proxy statements, and other information may be inspected and copied at the offices of the Commission, Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and the following Regional Offices of the Commission: Northwest Atrium Center, 5000 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 7 World Trade Center, Suite 1300, New York, New York 10048. Copies of such materials may be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates. The Commission maintains a web site that contains reports, proxy statements, and other information regarding registrants that are filed electronically with the Commission, and the address of such site is (http://www.sec.gov).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      CASELLA WASTE SYSTEMS, INC.



                                      By: /s/ John W. Casella
                                      ----------------------------------
                                      John W. Casella


                                      Date: August 28, 1998