Form 10-Q
period 1998-07-31
CASELLA WASTE SYSTEMS INC
filed 1998-09-04
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from .................... to ........................


Commission file number  000-23211


                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                                   03-0338873
-------------------------------                       ------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, Vermont                               05701
----------------------------------------                   ------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (802)  775-0325


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]      No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 21, 1998:

         Class A Common Stock          12,922,027
         Class B Common Stock             988,200

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

---------------------------------------------------------------------------------------------
                                                            April 30,         July 31,
                                                              1998              1998
                                                                             (Unaudited)
---------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                  $  1,946        $  2,471
  Accounts Receivable-trade, net of allowance
    for doubtful accounts of $1,123 and $1,261                 17,112          19,925
  Other Current Assets                                          3,536           3,622
                                                        ---------------------------------
    Total Current Assets                                       22,594          26,018
                                                        ---------------------------------
Property, Plant and Equipment, net of
  accumulated depreciation and amortization of
  $36,780 and $41,206                                          81,684          92,709
Intangible Assets, net                                         78,939          83,125
Other Assets                                                    5,816           5,431
                                                        ---------------------------------
                                                             $189,033        $207,283
                                                        =================================


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES and STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)

-----------------------------------------------------------------------------------------------
                                                             April 30,              July 31,
                                                                1998                  1998
                                                                                  (Unaudited)
-----------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                      $  2,595               $  2,290
  Current Maturities of Capital Lease Obligations                481                    374
  Accounts Payable                                            10,141                 14,150
  Other Accrued Liabilities                                    5,559                  8,028
                                                        ---------------------------------------
    Total Current Liabilities                                 18,776                 24,842
                                                        ---------------------------------------
Long-Term Debt, Less Current Maturities                       73,748                 27,557
                                                        ---------------------------------------
Capital Lease Obligations, Less Current Maturities             1,085                  1,097
                                                        ---------------------------------------
Other Long-Term Liabilities                                   13,564                 14,076
                                                        ---------------------------------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock -                                         105                   129
    Authorized - 30,000,000 Shares, $.01 par value
    Issued and Outstanding - 10,523,387 and
      12,908,049 shares
  Class B Common Stock -                                          10                    10
    Authorized - 1,000,000 Shares, $.01 par value;
      10 Votes per Share
    Issued and Outstanding - 988,200 and
      988,200 shares
  Additional Paid-In Capital                                  95,901                151,595
  Accumulated Deficit                                        (14,156)               (12,023)
                                                        ----------------------------------------
    Total Stockholders' Equity                                81,860                139,711
                                                        ----------------------------------------
                                                            $189,033               $207,283
                                                        ========================================


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except for per share information)


                                                           Three Months Ended
                                                      ----------------------------
                                                          July 31,      July 31,
                                                            1997          1998
                                                         (Restated)    (Unaudited)
                                                      ----------------------------
Revenues                                                   $28,298       $36,717
                                                      ----------------------------
Operating Expenses:
  Cost of Operations                                        16,907        20,851
  General and Administrative                                 3,970         5,361
  Depreciation and Amortization                              4,014         5,323
                                                      ----------------------------
                                                            24,891        31,535
                                                      ----------------------------
Operating Income                                             3,407         5,182
                                                      ----------------------------
Other (Income) Expenses
  Interest Income                                              (49)          (55)
  Interest Expense                                           1,824         1,572
  Other Expense (Income), net                                  205           (44)
                                                      ----------------------------
                                                             1,980         1,473
                                                      ----------------------------
Income Before Provision for Income Taxes and
  Extraordinary Items                                        1,427         3,709
Provision for Income Taxes                                     643         1,576
                                                      ----------------------------
Net Income                                                    $784       $ 2,133
                                                      ============================
Accretion of Preferred Stock and Put Warrants               (2,115)            0
                                                      ----------------------------
Net Income (Loss) Applicable to Common
  Stockholders                                             ($1,331)      $ 2,133
                                                      ============================
Basic Earnings (Loss) per Share of Common Stock             ($0.30)        $0.18
                                                      ============================
Basic Weighted Average Common Stock
  Shares Outstanding                                         4,461        11,653
                                                      ============================
Diluted Earnings (Loss) per Share                           ($0.30)        $0.17
                                                      ============================
Diluted Weighted Average Common Stock and
  Common Stock Equivalent Shares Outstanding                 4,461        12,717
                                                      ============================


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    Three Months Ended
                                                             -------------------------------
                                                                 July 31,         July 31,
                                                                   1997             1998
                                                                (Restated)      (Unaudited)
                                                             -------------------------------
Cash Flows from Operating Activities:
  Net Income                                                    $   784          $ 2,133
                                                             -------------------------------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities-
  Depreciation and Amortization                                   4,014            5,323
  (Gain) Loss on Sale of Equipment                                   (6)               7
  Changes in Assets and Liabilities, net of
    Effects of Acquisitions -
    Accounts Receivable                                          (2,006)          (2,776)
    Accounts Payable                                              1,427            4,009
    Other Current Assets/Liabilities                               (898)           4,072
                                                             -------------------------------
                                                                  2,531           10,635
                                                             -------------------------------
    Net Cash Provided by Operating Activities                     3,315           12,768
                                                             -------------------------------
Cash Flows from Investing Activities:
  Acquisitions, net of Cash Acquired                             (4,708)         (10,088)
  Additions to Property and Equipment                            (4,626)          (9,857)
  Proceeds from Sale of Equipment                                    23              134
  Other Assets/Liabilities                                         (139)             374
                                                             -------------------------------
    Net Cash Used in Investing Activities                        (9,450)         (19,437)
                                                             -------------------------------
Cash Flows from Financing Activities:

  Proceeds from Issuance of Common Stock                             12           54,209
  Deferred Debt Acquisition Costs                                   (94)               0
  Proceeds from Long-Term Borrowings                              8,686           11,565
  Principal Payments on Long-Term Debt                           (1,791)         (58,580)
                                                             -------------------------------
    Net Cash Provided by Financing Activities                     6,813            7,194
                                                             -------------------------------
Net Increase in Cash and Cash Equivalents                           678              525
Cash and Cash Equivalents, Beginning of Period                    1,349            1,946
                                                             -------------------------------
Cash and Cash Equivalents, End of Period                        $ 2,027          $ 2,471
                                                             ===============================


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Three months ended
                                                             --------------------------------
                                                                 July 31,          July 31,
                                                                   1997              1998
                                                                (Restated)       (Unaudited)
                                                             --------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for -
    Interest                                                      $2,013          $ 1,734
                                                             ================================
    Income Taxes                                                  $   20          $    59
                                                             ================================
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  Summary of Entities Acquired -
    Fair Market Value of Assets Acquired                          $6,325          $10,856
    Cash Paid                                                     (4,708)         (10,088)
                                                             --------------------------------
      Liabilities Assumed and Notes Payable to
        Sellers                                                   $1,617          $   768
                                                             ================================


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheet of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of July 31, 1998, the consolidated statement of operations for the three months ended July 31, 1998, and the consolidated statement of cash flows for the three months ended July 31, 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The condensed consolidated balance sheet of the Company as of April 30, 1998 is based on audited financial statements that have been condensed in accordance with Article 10 of Regulation S-X governing interim financial reporting. The Company has restated the previously issued audited consolidated statement of operations and audited consolidated statement of cash flows for the three months ended July 31, 1997 to reflect the merger with All Cycle Waste, Inc. and Winters Brothers, Inc. ("All Cycle") consummated on December 19, 1997, accounted for using the pooling of interests method of accounting. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements for the twelve months ended April 30, 1998. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.  BUSINESS COMBINATIONS

Transaction Recorded as a Pooling of Interests

On December 19, 1997, the Company completed its merger with All Cycle Waste, Inc. and Winters Brothers, Inc. (together - "All Cycle") in a business combination recorded as a pooling of interests and accordingly the accompanying consolidated statements of operations and cash flows for the three months ended July 31, 1997 have been restated to include the accounts and operations of All Cycle. The two businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. All Cycle Waste, Inc. is a solid waste collection and transfer operation in Chittenden County, Vermont. Winters Brothers, Inc. owns the real estate that All Cycle Waste Inc. operates out of in Williston, Vermont. The Company issued 416,103 shares of its Class A Common Stock for all of the outstanding stock of All Cycle Waste, Inc. and 187,244 shares of its Class A Common Stock for all of the outstanding stock of Winters Brothers, Inc.

Prior to December 19, 1997, Casella Waste Systems, Inc. incurred disposal expense and All Cycle Waste, Inc. earned disposal revenue through the normal operations of the acquired company's waste transfer station. In addition, Winters Brothers, Inc. earned rental income and All Cycle Waste, Inc. incurred rental expense on the acquired company's facility in Williston, Vermont. These transactions have been eliminated in the accompanying financial statements.

Following is a reconciliation of the amounts (in thousands) of revenues and net income previously reported for the three months ended July 31, 1997:

                                                  Three Months
                                                  ended 7/31/97

         Revenues:
              As previously reported                 $26,429

              Acquired companies                       3,097

              Elimination of intercompany
                   revenue                            (1,228)

              As restated                            $28,298

         Net income:

              As previously reported                 $   759

              Acquired companies                          25

              As restated                            $   784


Transactions Recorded as Purchases

During the year ended April 30, 1998, the Company completed 33 acquisitions of solid and liquid waste hauling operations, exclusive of the All Cycle transaction described above, for approximately $35.8 million in cash, $5.2 million in notes to sellers and liabilities assumed and 103,132 shares of class A common stock issued. These transactions were accounted for as purchases.

During the three months ended July 31, 1998, the Company acquired nine solid and liquid waste hauling operations and one private solid waste landfill in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $10.1 million in cash, and $0.8 million in notes to sellers and liabilities assumed. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information (rounded to thousands except for per share data) shows the results of the Company's operations as though each of the completed acquisitions had occurred as of May 1, 1997:

                                                     Three Months Ended         Three Months Ended
                                                       July 31, 1997              July 31, 1998
                                                  -----------------------    -----------------------
      Revenues                                           $37,184                    $37,291
      Operating Income                                     3,817                      5,096
      Net Income                                             488                      2,014
      Pro forma income (loss) per share -
        diluted                                          $  0.05                    $  0.16
      Weighted average common stock
        shares outstanding - diluted                       9,230                     12,717

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 1997 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

2.  COMMITMENTS AND CONTINGENCIES

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of the Company's officers and directors in the Rutland Superior Court, Rutland County, State of Vermont. In the Complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November, 1997, certain stockholders of the Company agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not legal fees paid by or on behalf of the Company or any other third party). The Company accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company, and by a decision dated July 13, 1998, the court granted the Company's motion for a preliminary injunction. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of industrial waste at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company began accepting waste at the Hyland facility on July 22, 1998.

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

4.  CHANGES IN STOCKHOLDERS EQUITY

In July 1998 the Company completed a follow-on public offering of 2,060,587 shares of its Class A Common Stock at $27.25 per share. In addition, as part of this same offering, 1,470,580 shares of the Company's Class A Common Stock were sold by certain selling shareholders at $27.25 per share. The Company's proceeds of the offering, net of underwriters' discounts and issuance costs were $52,704,356. The proceeds were used for debt reduction, acquisitions and other general corporate purposes. As part of the registration statement relating to this offering, the Company registered 2,000,000 shares of its Class A Common Stock to be issued at a later date, in connection with its acquisition program.

5.  PROVISION FOR INCOME TAXES

The difference in federal income taxes at the statutory rate of 34% and the provision for income taxes for the three month periods ended July 31, 1998 and 1997 is primarily due to non-deductible goodwill costs and state and local taxes.

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

6.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997 and requires restatement of previously recorded amounts.

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

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):


                                                           Three months      Three months
                                                           ended 7/31/97     ended 7/31/98
       Number of shares outstanding, end of period:
            Class A common stock                              3,477             12,908
            Class B common stock                              1,000                988
       Effect of weighting the average shares
            outstanding during the period                       (16)            (2,243)

       Basic shares outstanding                               4,461             11,653

       Potentially dilutive shares                               -0-             1,064

       Fully diluted shares outstanding:                      4,461             12,717

Diluted earnings per share are not presented for the three months ended July 31, 1997 because they are anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation for this period was 4,768,504.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted Statement 130 effective May 1, 1998 and there was no effect on the Company's financial statements upon adoption.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for reporting information about operating segments in annual financial statements that requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. The Company believes that the adoption of Statement 131 will not have a material effect on the Company's Financial Statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting, and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement Statement 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). The Company has yet to quantify the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of adoption. However, Statement 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

The Company's revenues have increased from $28.3 million for the three months ended July 31, 1997 to $36.7 million for the three months ended July 31, 1998. From May 1, 1997 through April 30, 1998, the Company acquired 34 solid waste collection, transfer and disposal operations. Between May 1 and July 31, 1998, the Company acquired an additional 10 such businesses, including the Hyland landfill, a Subtitle D landfill in western upstate New York. All but one of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations. In December 1997 the Company acquired a waste collection and transfer operation in a transaction recorded as a pooling of interests. Under the rules governing poolings of interest, the prior period financial statements of the Company have been restated to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all periods presented in the accompanying financial statements.

This Quarterly Report and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled `Certain Factors That May Affect Future Results'. The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

General

The Company's revenues are attributable primarily to fees charged to customers for solid and liquid waste collection, landfill, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's landfill and transfer customers are under one-year to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities and from the sale of tire derived fuel. Other revenues consist primarily of revenue from septic/liquid waste operations and other sources. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in the current fiscal quarter is primarily attributable to the impact of the Company's acquisition of collection businesses during fiscal 1998 and during the first quarter of fiscal 1999, as well as to internal growth through price and business volume increases. The decrease in the Company's landfill revenues and in the Company's transfer revenues as a percentage of revenues in the current fiscal year is mainly due to a proportionately greater increase in collection revenues occurring as the result of acquisitions in that area; also, as the Company acquires collection businesses from which it previously had derived transfer or disposal revenues, the acquired revenues are recorded by the Company as collection revenues. The increase in recycling revenue is due primarily to an increase in revenue from tire-derived fuel at the Company's T.I.R.E.S. facility. The increase in liquid waste and other revenues as a percentage of revenues in the current fiscal year is primarily due to the impact of acquisitions of septic/liquid waste operations since the first quarter of fiscal 1998.

                                                  % of Revenue
                                               Three months ended
                                             -------------------------
                                             7/31/97           7/31/98
                                             -------           -------

         Collection                           69.2%             74.4%
         Landfill                             14.5               9.9
         Transfer                              7.5               5.3
         Recycling                             6.0               6.5
         Liquid Waste & Other                  2.8               3.9
                                             ------             ------
         Total Revenue                       100.0%             100.0%

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

                                                        % of Revenue
                                                     Three months ended
                                                  -------------------------
                                                  7/31/97           7/31/98
                                                  -------           -------

         Revenues                                  100.0%            100.0%
         Cost of operation                          59.8              56.8
         General and administrative                 14.0              14.6
         Depreciation and amortization              14.2              14.5
                                                   ------            ------

         Operating income                           12.0              14.1
         Interest expense, net                       6.3               4.1
         Other (income) expense                      0.7              (0.1)
         Provision for income taxes                  2.2               4.3
                                                   ------            ------

         Net income                                  2.8               5.8

         EBITDA*                                    26.2              28.6


* See discussion and computation of EBITDA below.

Revenues. Revenues increased $8.4 million, or 29.8%, to $36.7 million in fiscal 1999 from $28.3 million in fiscal 1998. Approximately $6.3 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1997 and the first quarter of fiscal 1998. The balance of the increase of approximately $2.1 million was attributable to internal volume and price growth.

Cost of Operations. Cost of operations increased approximately $3.9 million, or 23.3%, to $20.9 million in the quarter ended July 31, 1998 from $16.9 million in the same quarter of the prior fiscal year, an increase corresponding primarily to the Company's revenue growth described above. Cost of operations as a percentage of revenues decreased to 56.8% in the current fiscal year from 59.8% in the prior year. The decrease was primarily the result of: (i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998 and the first quarter of fiscal 1999; and (ii) margin improvements because of price increases in fiscal 1998 and the first quarter of fiscal 1999.

General and Administrative. General and administrative expenses increased approximately $1.4 million, or 35.1%, to $5.4 million in the first quarter of fiscal 1999 from $4.0 million in the same quarter of fiscal 1998. General and administrative expenses as a percentage of revenues increased from 14.0% in fiscal 1998 to 14.6% in fiscal 1999. Certain general and administrative expenses were previously classified by the Company as costs of operations in fiscal 1998. This amounted to approximately $234,000 of reclassified expenses during the first quarter of fiscal 1999. If the Company had not made this reclassification, general and administrative expense as a percentage of revenues would have been flat at 14.0% during the first quarter of fiscal 1999.

Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million, or 32.6%, to $5.3 million in the first quarter of fiscal 1999 from $4.0 million in the same quarter of the prior fiscal year. As a percentage of revenues, depreciation and amortization expense increased from 14.2% in fiscal 1998 to 14.5% in fiscal 1999. The Company benefited from low cost landfill airspace at Clinton County's unlined landfill during the first quarter of last year (fiscal 1998) which significantly lowered landfill amortization expense in the first quarter of fiscal 1998. Clinton County's unlined landfill was permanently closed on July 15, 1997.

Interest expense, net. Net interest expense decreased approximately $259 thousand, or 14.6% to $1.5 million in the quarter ended July 31, 1998 from $1.8 million in the same quarter of the prior fiscal year. This decrease primarily reflects the reduction of the outstanding balance under the Company's acquisition line of credit and other notes payable from the proceeds of the Company's public stock offerings in November, 1997 and July, 1998.

Other (income) expense, net. Net other (income) expense has not historically been material to the Company's results of operations.

Provision for income taxes. Provision for income taxes increased approximately $0.9 million, or 145.2%, to $1.6 million in the current fiscal year from $643 thousand in fiscal 1998. This increase reflects the Company's increase in profits in the current fiscal year over to the prior year. The combined effective tax rate used by the Company in recording taxes for interim periods has been decreased from 45% for the quarter ended July 31, 1997 to 42.5% for the same quarter of the current fiscal year. This reflects the decreased relative effect of various fixed non-deductible expenses compared to the Company's increased pre-tax income.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $3.8 million at April 30, 1998 and positive net working capital of $1.2 million at July 31, 1998.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003. Funds available to the Company under this line of credit were $124.9 million at July 31, 1998.

In July 1998 the Company completed a follow-on public offering of 2,060,587 shares of its Class A Common Stock at $27.25 per share. In addition, as part of this same offering, 1,470,580 shares of the Company's Class A Common Stock were sold by certain selling shareholders at $27.25 per share. The Company's proceeds of the offering, net of underwriters' discounts and issuance costs were $52,704,356. The proceeds were used for debt reduction, acquisitions and other general corporate purposes. As part of the registration of this offering, the Company registered 2,000,000 shares of its Class A Common Stock to be issued at a later date, in connection with its acquisition program.

The Company believes that its cash provided internally from operations together with the Company's available credit facilities should enable it to meet its needs for working capital for the next twelve months.

Net cash provided by operating activities for the first quarters of fiscal 1998 and fiscal 1999 was $3.3 million and $12.8 million, respectively. The increase was primarily due to the increase in the Company's net income for the quarter ended July 31, 1998 over the prior fiscal year, together with an increase in depreciation and amortization and increases in accrued payroll taxes and deferred revenues.

Cash used in investing activities increased $10.0 million from $9.5 million to $19.4 million in the quarter ended July 31, 1998 over the same quarter of the prior fiscal year. The increase in investing activities reflects the Company's capital expenditure and capital needs for acquisitions, reflecting the Company's rapid growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions.

Net cash provided by financing activities was $7.2 million in the quarter ended July 31, 1998 compared to $6.8 million for the same quarter of the prior year. The net cash provided by financing activities in the current fiscal year reflects the net proceeds of the follow-on offering and borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in the comparable period of the prior year reflects primarily bank borrowings and seller subordinated notes, less principal payments on debt.

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

Year 2000 Issues

The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company has been informed that the general accounting package which the Company uses is fully year 2000 compatible, and the provider of the solid waste industry customer information and billing system has made available a year-2000 compatible version of its software which the Company has installed and tested.

The Company's banking arrangements are with an international banking institution which has informed the Company that it is taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 time frames. The Company's payroll is performed out-of-house by the largest provider of 3rd party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

The Company is currently in the early stages of reviewing and evaluating the potential effect of this issue on its personal computer applications, including weight-measurement applications, and on its equipment and suppliers of data communications and other services.

None of the Company's customers individually represents a large enough share of the Company's revenues to materially affect overall Company revenues in the event of an individual customer experiencing year 2000 problems. The Company believes that the same is true of any of the Company's suppliers of goods and services, aside from those discussed above. However, the Company is continuing to evaluate its exposure to year 2000 issues, including on its information technologies and non-information technology systems.

EBITDA

EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

Amounts in thousands:
                                                       Three months ended
                                                    -------------------------
                                                    7/31/97           7/31/98
                                                    -------           -------

         Operating income                           $3,407            $ 5,182
         Depreciation and amortization               4,014              5,323
                                                    -------           --------

         EBITDA                                     $7,422            $10,505

         EBITDA as a percentage of revenue            26.2%              28.6%


Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies. Such growth, if it were to occur, could place a significant strain on the Company's management and operational, financial and other resources.

The Company has incurred net losses in the past. There can be no assurance that the Company will be profitable in the future.

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

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company, and by a decision dated July 13, 1998, the court granted the Company's motion for a preliminary injunction. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of industrial waste at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company began accepting waste at the Hyland facility on July 22, 1998.

The Company is not aware of any other non-routine or incidental material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

During the quarter ended July 31, 1998 the Company had the following sales of unregistered securities:

On May 7, 1998, Robert Lynch exercised warrants to purchase 200 shares of the Company's Class A Common Stock in exchange for cash consideration of $300. The shares of Class A Common Stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

On May 22, 1998, Stephen Houghton exercised warrants to purchase 4,892 shares of the Company's Class A Common Stock in exchange for cash consideration of $7,338. The shares of Class A Common Stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

No underwriters were involved in the foregoing issuances of securities.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended July 31, 1998, no matters were submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1  Financial Data Schedule for Period Ended July 31, 1998

         27.2  Restated Financial Data Schedule for Period Ended July 31, 1997

(b)      Reports on Form 8-K:      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Casella Waste Systems, Inc.



Date:   September 4, 1998                   By:  /s/ Jerry Cifor

                                            Jerry Cifor
                                            Vice President and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)