Form 10-Q
period 1998-10-31
CASELLA WASTE SYSTEMS INC
filed 1998-12-15
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from .................. to .....................

Commission file number 000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       03-0338873
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


25 Greens Hill Lane, Rutland, Vermont                     05701
-------------------------------------       ------------------------------------
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

     Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 4, 1998:

         Class A Common Stock       13,819,473
         Class B Common Stock          988,200

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

------------------------------------------------------   -------------------           --------------------
                                                              April 30,                     October 31,
                                                                1998                           1998
                                                             (Restated)                     (Unaudited)
------------------------------------------------------   -------------------           --------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                           $2,117                         $1,960
  Restricted Cash-Closure Fund Escrow                                    304                            370
  Accounts Receivable-trade, net of allowance                         18,838                         23,030
    for doubtful accounts of $1,223 and $1,469.
  Other Current Assets                                                 3,854                          2,877
                                                               -------------           --------------------
    Total Current Assets                                              25,113                         28,237
                                                               -------------           --------------------
Property, Plant and Equipment, net of
  accumulated depreciation and amortization of
  $44,962 and $54,571.                                                86,267                        106,514
Intangible Assets, net                                                79,969                         92,852
Restricted Funds-Closure Fund Escrow                                   3,865                          4,263
Other Assets                                                           1,952                          1,424
                                                               -------------           --------------------
                                                                    $197,166                       $233,290
                                                               =============           ====================

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES and STOCKHOLDERS EQUITY
                      (In thousands, except for share data)


------------------------------------------------------    ------------------           --------------------
                                                              April 30,                   October 31,
                                                                1998                         1998
                                                             (Restated)                   (Unaudited)
------------------------------------------------------    ------------------           --------------------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                                $3,876                         $3,032
  Current Maturities of Capital Lease Obligations                        481                            374
  Accounts Payable                                                    11,700                         15,142
  Other Accrued Liabilities                                            5,923                          6,715
                                                               -------------           --------------------
    Total Current Liabilities                                         21,980                         25,263
                                                               -------------           --------------------
Long-Term Debt, Less Current Maturities                               78,064                         51,319
                                                               -------------           --------------------
Capital Lease Obligations, Less Current Maturities                     1,085                          1,027
                                                               -------------           --------------------
Other Long-Term Liabilities                                           13,565                         12,379
                                                               -------------           --------------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock -                                                 112                            138
    Authorized - 100,000,000 Shares, $.01 par value
    Issued and Outstanding - 11,224,848 and
      13,848,581 shares.
  Class B Common Stock -                                                  10                             10
    Authorized - 1,000,000 Shares, $.01 par value;
      10 Votes per Share.
  Issued and Outstanding - 988,200 shares.
  Additional Paid-In Capital                                          96,183                        152,789
  Accumulated Deficit                                                (13,833)                        (9,635)
                                                               -------------           --------------------
                                                                      82,472                        143,302
                                                               -------------           --------------------
                                                                    $197,166                       $233,290
                                                               ==============          ====================

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except for per share data)

                                                              Three Months Ended                    Six Months Ended
                                                  -------------------------------------     -------------------------------
                                                     October 31,         October 31,          October 31,      October 31,
                                                        1997                1998                 1997             1998
                                                     (Restated)                               (Restated)
                                                  ----------------     ----------------     -------------     -------------
Revenues                                                   $33,572              $41,548           $65,052           $82,028
                                                  ----------------     ----------------     -------------     -------------
Operating Expenses:
  Cost of Operations                                        20,366               23,711            39,751            47,430
  General and Administrative                                 4,832                5,936             9,249            11,794
  Depreciation and Amortization                              4,874                5,943             9,047            11,457
  Merger Costs (Pooling)                                         0                  755                 0               755
                                                  ----------------     ----------------     -------------     -------------
                                                            30,072               36,345            58,047            71,436
                                                  ----------------     ----------------     -------------     -------------
Operating Income                                             3,500                5,203             7,005            10,592
                                                  ----------------     ----------------     -------------     -------------
Other (Income) Expenses
  Interest Income                                            (113)                (125)             (163)              (202)
  Interest Expense                                           2,344                  837             4,282             2,640
  Other Expense (Income), net                                (119)                 (68)                 5              (326)
                                                  ----------------     ----------------     -------------     -------------
                                                             2,112                  644             4,124             2,112
                                                  ----------------     ----------------     -------------     -------------
Income Before Provision for Income Taxes and
  Extraordinary Items                                        1,388                4,559             2,881             8,480
Provision for Income Taxes                                     723                1,915             1,392             3,581
                                                  ----------------     ----------------     -------------     -------------
Net Income                                                     665                2,644             1,489             4,899
                                                  ================     ================     =============     =============
Accretion of Preferred Stock and Put Warrants              (3,623)                    0           (5,736)                 0
                                                  ----------------     ----------------     -------------     -------------
Net Income (Loss) Applicable to Common
  Stockholders                                            ($2,958)               $2,644          ($4,247)            $4,899
                                                  ================     ================     =============     =============
Basic Earnings per Share of Common Stock                   ($0.57)                $0.18           ($0.82)             $0.36
                                                  ================     ================     =============     =============
Basic Weighted Average Common Stock
  Shares Outstanding                                         5,203               14,716             5,183            13,535
                                                  ================     ================     =============     =============
Diluted Earnings per Share                                 ($0.57)                $0.17           ($0.82)             $0.34
                                                  ================     ================     =============     =============
Diluted Weighted Average Common Stock and
  Common Stock Equivalent Shares Outstanding                 5,203               15,576             5,183            14,497
                                                  ================     ================     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 and 1998
                                 (In thousands)

                                                                  1997             1998
                                                               (Restated)       (Unaudited)
                                                               ----------     ---------------
Cash Flows from Operating Activities:
  Net Income                                                       $1,489              $4,899
                                                               ----------     ---------------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities-
  Depreciation and Amortization                                     9,047              11,457
  (Gain) Loss on Sale of Equipment                                    (64)                (20)
  Changes in Assets and Liabilities, net of
    Effects of Acquisitions -
    Accounts Receivable                                            (3,334)             (3,613)
    Accounts Payable                                                1,644               2,024
    Other Current Assets/Liabilities                               (2,965)              2,650
                                                               ----------     ---------------
                                                                    4,328              12,498
                                                               ----------     ---------------
    Net Cash Provided by Operating Activities                       5,817              17,397
                                                               ----------     ---------------
Cash Flows from Investing Activities:
  Acquisitions, net of Cash Acquired                               (5,736)            (20,527)
  Additions to Property and Equipment                             (10,012)            (21,846)
  Proceeds from Sale of Equipment                                     167                 193
  Other Assets/Liabilities                                           (271)             (3,224)
                                                               ----------     ---------------
    Net Cash Used in Investing Activities                         (15,852)            (45,404)
                                                               ----------     ---------------
Cash Flows from Financing Activities:

  Call of Redeemable Stock Warrants                                  (525)                  0
  Distributions to Shareholders - Pooled Entity                      (323)                  0
  Proceeds from Issuance of Common Stock                              174              56,678
  Proceeds from Long-Term Borrowings                               93,130              35,020
  Principal Payments on Long-Term Debt                            (81,628)            (63,684)
  Principal Payments on Capital Leases                               (759)               (164)
                                                               ----------     ---------------
    Net Cash Provided by Financing Activities                      10,069              27,850
                                                               ----------     ---------------
Net Increase in Cash and Cash Equivalents                              34                (157)
Cash and Cash Equivalents, Beginning of Period                      1,489               2,117
                                                               ----------     ---------------
Cash and Cash Equivalents, End of Period                           $1,523              $1,960
                                                               ==========     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 and 1998
                                 (In thousands)

                                                               1997                1998
                                                            (Restated)          (Unaudited)
                                                          ---------------    ----------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for -
    Interest                                                       $4,154              $2,837
                                                          ===============    ================
    Income Taxes                                                     $502                $916
                                                          ===============    ================
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  Summary of Entities Acquired -
    Fair Market Value of Assets Acquired                          $12,318             $23,141
    Cash Paid                                                     (5,736)             (20,527)
                                                          ---------------    ----------------
      Liabilities Assumed and Notes Payable to
        Sellers                                                    $6,582              $2,614
                                                          ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 1998 and October 31, 1998, the consolidated statements of operations for the three months and six months ended October 31, 1997 and 1998, and the consolidated statements of cash flows for the six months ended October 31, 1997 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued audited balance sheet dated April 30, 1998 to reflect the merger with Waste Stream (see note 1) consummated on October 29, 1998, accounted for using the pooling of interests method of accounting. The Company has restated the previously issued consolidated statements of operations for the three and six months ended October 31, 1997 and consolidated statement of cash flows for the six months ended October 31, 1997 to reflect the merger with All Cycle and Waste Stream (see note 1), consummated on December 19, 1997 and October 29, 1998, respectively, accounted for using the pooling of interests method of accounting. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 1998. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1. BUSINESS COMBINATIONS

Transactions Recorded as a Pooling of Interests

On December 19, 1997, the Company completed its merger with All Cycle Waste, Inc. and Winters Brothers, Inc. (together - "All Cycle") in a business combination recorded as a pooling of interests and accordingly the accompanying consolidated statements of operations and cash flows for the three and six months ended October 31, 1997 have been restated to include All Cycle. The two businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. The Company issued 416,103 shares of its Class A Common Stock for all of the outstanding stock of All Cycle Waste, Inc. and 187,244 shares of its Class A Common Stock for all of the outstanding stock of Winters Brothers, Inc. All intercompany transactions have been eliminated.

On September 4, 1998 the Company completed its merger with Hakes C & D Disposal, Inc. in a business combination recorded as a pooling of interests. This facility is a landfill in western New York State permitted to accept construction and demolition material. As of the merger date the facility construction was not complete and the facility had not begun accepting waste. Since there had been no material operations activity as of the merger date, aside from construction, prior period balance sheets and statements of operations and cash flows have not been restated. The Company issued 67,617 shares of its class A common stock for all of the outstanding stock of Hakes C & D Disposal, Inc. This transaction has been accounted for as an immaterial pooling on the date of acquisition. Accordingly, retained earnings has been adjusted to reflect the accumulated deficit of Hakes C & D Disposal.

On October 29, 1998, the Company completed its merger with Waste Stream Inc., B&C Sanitation Corporation, North Country Trucking, Inc., Better Bedding Corp., R.A. Bronson, Inc., BBC LLC, NTC LLC and Grasslands, Inc., (together - "Waste Stream") in a business combination recorded as a pooling of interests and accordingly all Casella historical results have been restated to include Waste Stream. The businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. The Company issued 701,461 shares of its class A common stock for all of the outstanding stock of Waste Stream.

Following is a reconciliation of the amounts (in thousands) of revenues and net income previously reported for the three and six months ended October 31, 1997:


                                                   Three Months ended       Six Months ended
                                                    October 31, 1997        October 31, 1997

         Revenues:
              As previously reported                    $28,420                  $54,850

              All Cycle                                   3,112                    6,208
              Waste Stream                                3,455                    6,769
              Elimination of intercompany                (1,415)                  (2,775)
                   revenue

              As restated                               $33,572                  $65,052

         Net income:

              As previously reported                    $   844                  $ 1,603

              All Cycle                                    (207)                    (182)
              Waste Stream                                   28                       68

              As restated                               $   665                  $ 1,489

Transactions Recorded as Purchases

During the year ended April 30, 1998, the Company completed 33 acquisitions of solid and liquid waste hauling operations, exclusive of the pooling transactions described above, for approximately $35.8 million in cash, $5.2 million in notes to sellers and liabilities assumed and 103,132 shares of class A common stock issued. These transactions were accounted for as purchases.

During the six months ended October 31, 1998, the Company acquired 22 solid and liquid waste hauling operations, one private solid waste landfill and one wood processing facility in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $20.5 million in cash and $2.6 million in notes to sellers and liabilities assumed. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information (rounded to thousands except for per share data) shows the results of the Company's operations as though each of the completed acquisitions had occurred as of May 1, 1997:


                                                      Six Months Ended      Six Months Ended
                                                      October 31, 1997      October 31, 1998
                                                      -----------------     ----------------
         Revenues                                     $84,037               $84,074
         Operating Income                               7,845                10,704
         Net Income                                     1,120                 4,817
         Pro forma income (loss) per share -            $0.11                 $0.33
           diluted
         Weighted average common stock                  9,967                14,497
           shares outstanding - diluted

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

2. COMMITMENTS AND CONTINGENCIES

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company, and by a decision dated July 13, 1998, the court granted the Company's motion for a preliminary injunction. On September 9, 1998 the Town of Angelica filed a Notice of Appeal but has not yet perfected that appeal. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of industrial waste at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company began accepting waste at the Hyland facility on July 22, 1998.

The Company's wholly-owned subsidiary, North Country Environmental Services, Inc, ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's Landfill beyond its currently permitted capacity. It is the Town's position that NCES may not expand the landfill beyond Stage II, Phase I, which NCES believes will be at capacity in January 1999. NCES has also sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES has sought compensation under state law for the inverse condemnation of its property.

On October 23, 1998, the Town filed a petition for injunctive and declaratory relief against NCES. The Town's petition sought to enjoin NCES's construction of Stage II, Phase II of the landfill and to prevent any further expansion as violative of the above-noted Town zoning ordinance.

NCES may not commence operations in Stage II, Phase II, until the New Hampshire Department of Environmental Services ("NHDES") issues an operating permit. NHDES has notified NCES that it will not issue operating approval until the litigation with the Town is resolved. On November 30, 1998, NCES and the Town proceeded to and concluded trial on eight of NCES's eleven claims for relief and on the Town's claims for permanent injunctive and declaratory relief. Earlier, the remaining three NCES claims were bifurcated for later trial, if needed. On that same day, the Town filed two counterclaims seeking to establish the lawfulness of the financial exactions challenged by NCES's October 16, 1998 petition. The court has taken the claims which have been tried under advisement. NCES does not know when the court may rule.

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

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which supercedes Accounting Principal Board opinion No. 15 and establishes new accounting standards for the presentation of earnings per share. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock warrants and convertible preferred stock) had been issued. The treasury stock method used to compute the number of potentially-dilutive shares that would be repurchased with the proceeds of potential stock issuances has been changed. The treasury stock method now requires use of the average share price for the period instead of the greater of the ending share price or the average share price.

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

                                                 Three months       Six months        Three months      Six months
                                                 ended 10/31/97    ended 10/31/97    ended 10/31/98    ended 10/31/98

Number of shares outstanding, end of period:
     Class A common stock                            4,224             4,224             13,849            13,849
     Class B common stock                            1,000             1,000                988               988
Effect of weighting the average shares
     outstanding during the period                     (21)              (41)              (121)           (1,302)

Basic shares outstanding                             5,203             5,183             14,716            13,535

Impact of potentially dilutive                         -0-               -0-                860               962
securities

Fully diluted shares outstanding:                    5,203             5,183             15,576            14,497


Diluted earnings per share are not presented for the three and six months ended October 31, 1997 because they are anti-dilutive. The number of potentially dilutive securities excluded from the earnings per share calculation for these periods was 4,800,912 and 4,784,709, respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, northern Massachusetts, upstate New York and northern Pennsylvania. The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies.

The Company's revenues have increased from $33.6 million for the three months ended October 31, 1997 to $41.5 million for the three months ended October 31, 1998. For the six-month periods ending on these dates revenues increased from $65.1 million to $82.0 million respectively. From May 1, 1997 through April 30, 1998, the Company acquired 34 solid waste collection, transfer and disposal operations. Between May 1, 1998 and October 31, 1998, the Company acquired an additional 26 such businesses, including the Hyland Landfill, a Subtitle D landfill in western upstate New York, and Hakes C & D Landfill, a C & D disposal facility in western New York State. All but three of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations. In December 1997 and October 1998 the Company acquired waste collection and transfer operations in transactions recorded as poolings of interests. In September 1998 the Company acquired the Hakes C & D landfill in a transaction recorded as a pooling of interests. This transaction has been accounted for as an immaterial pooling on the date of acquisition. Accordingly, retained earnings has been adjusted to reflect the accumulated deficit of the C & D facility.

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

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in the current fiscal quarter is primarily attributable to the impact of the Company's acquisition of collection businesses during fiscal 1998 and during the first two quarters of fiscal 1999, as well as to internal growth through price and business volume increases. The decrease in the Company's landfill revenues and in the Company's transfer revenues as a percentage of revenues in the current fiscal year is mainly due to a proportionately greater increase in collection revenues occurring as the result of acquisitions in that area; also, as the Company acquires collection businesses from which it previously had derived transfer or disposal revenues, the acquired revenues are recorded by the Company as collection revenues. The decrease in recycling revenue is due primarily to decreased prices received from the sale of recycled commodities. The increase in liquid waste and other revenues as a percentage of revenues in the current fiscal year is primarily due to the impact of acquisitions of septic/liquid waste operations since the first quarter of fiscal 1999.

                                                                      % of Revenue
                                                                      ------------
                                                Three months ended                     Six months ended
                                                ------------------                     ----------------
                                             10/31/97          10/31/98          10/31/97          10/31/98
                                             --------          --------          --------          --------

         Collection                            73.4%             76.3%             72.6%             76.5%
         Landfill                              12.6               9.5              12.8               9.3
         Transfer                               5.5               5.2               6.1               5.0
         Recycling                              6.4               5.7               5.9               5.8
         Liquid Waste & Other                   2.1               3.3               2.6               3.4

         Total Revenue                        100.0%            100.0%            100.0%            100.0%

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

                                                                       % of Revenue
                                                                       ------------
                                                Three months ended                      Six months ended
                                                ------------------                      ----------------
                                             10/31/97          10/31/98          10/31/97          10/31/98
                                             --------          --------          --------          --------

         Revenues                            100.0%            100.0%            100.0%            100.0%
         Cost of operations                   60.7              57.1              61.1              57.8
         General and administrative           14.4              14.3              14.2              14.4
         Depreciation and amortization        14.5              14.3              13.9              14.0
         Merger-related costs                  -0-               1.8               -0-               0.9

         Operating income                     10.4              12.5              10.8              12.9
         Interest expense, net                 6.7               1.7               6.4               3.0
         Other (income) expense               (0.4)             (0.2)             (0.1)             (0.4)
         Provision for income taxes            2.1               4.6               2.2               4.3

         Net income                            2.0               6.4               2.3               6.0

         EBITDA*                              24.9              26.8              24.7              26.9

* See discussion and computation of EBITDA below.

Revenues. Revenues increased $8.0 million, or 23.8%, to $41.5 million in the quarter ended October 31, 1998 from $33.6 in the quarter ended October 31, 1997. For the six months ended October 31, 1998 revenue increased $17.0 million or 26.1% to $82.0 million from $65.1 in revenues in the six months ended October 31, 1997. Of this increase, $5.6 million of the second quarter growth and $12.3 million of the year-to-date growth was due to the impact of businesses acquired during the year ended April 30, 1998 and during the current fiscal year. The balance of the increase was due to internal volume and price growth.

Cost of Operations. Cost of operations increased approximately $3.3 million, or 16.4%, to $23.7 million in the quarter ended October 31, 1998 from $20.4 million in the same quarter of the prior fiscal year. For the six month periods ended October 31, cost of operations increased $7.7 million or 19.3% from $39.8 million to $47.4 million. Cost of operations as a percentage of revenues decreased to 57.8% in the current fiscal year from 61.1% in the prior year. In the quarter ended October 31, 1998, cost of operations was 57.1% of revenue compared to 60.7% in the same quarter of the prior fiscal year. The decrease was primarily the result of: (i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998 and the first two quarters of fiscal 1999; and (ii) margin improvements because of price increases in fiscal 1998 and the first two quarters of fiscal 1999.

General and Administrative. General and administrative expenses increased approximately $1.1 million, or 22.8%, to $5.9 million in the second quarter of fiscal 1999 from $4.8 million in the same quarter of fiscal 1998. Year to date, general and administrative expenses have increased $2.5 million or 27.5% to $11.8 million compared to prior year expenses of $9.2 million. General and administrative expenses decreased as a percentage of revenues for the three month periods but increased as a percentage of revenues for the six month periods. However, certain general and administrative expenses were previously classified by the Company as costs of operations in fiscal 1998. This amounted to approximately $475,000 of reclassified expenses during the first two quarters of fiscal 1999. If the Company had not made this reclassification, general and administrative expense as a percentage of revenues would have decreased for both the quarter ended October 31, 1998 and for the six months ended October 31, 1998 compared with the same periods in the prior year.

Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 21.9%, to $5.9 million in the second quarter of fiscal 1999 from $4.9 million in the same quarter of the prior fiscal year. During the six months ended October 31, 1998, depreciation and amortization increased $2.4 million or 26.6% to $11.5 million from $9.0 million in the same period of the prior year. As a percentage of revenues, depreciation and amortization expense have remained approximately level in the periods under discussion. During the prior fiscal year, the Company benefited from low cost landfill airspace at Clinton County's unlined landfill which significantly lowered landfill amortization expense in the first quarter of fiscal 1998. Clinton County's unlined landfill was permanently closed on July 15, 1997. The increase in depreciation and amortization resulting from this change has been offset in part by the increased concentration of revenues in collections activities, which typically have lower depreciation and amortization charges relative to revenues compared to landfill revenues.

Merger Costs. The merger related costs of $755 thousand recorded in the second quarter of the current fiscal year were incurred in association with the Hakes and Waste Stream mergers, accounted for as poolings of interests. The transactions are discussed above under 'Notes to Consolidated Financial Statements'.

Interest expense, net. Net interest expense decreased approximately $1.5 million, or 68.1% to $0.7 million in the quarter ended October 31, 1998 from $2.2 million in the same quarter of the prior fiscal year. For the year to date, net interest decreased $1.7 or 40.8% to $2.4 million from $4.1 million during the same period last year. This decrease primarily reflects the reduction of the outstanding balance under the Company's acquisition line of credit and other notes payable from the proceeds of the Company's public stock offerings in November, 1997 and July, 1998.

Other (income) expense, net. Net other (income) expense has not historically been material to the Company's results of operations.

Provision for income taxes. Provision for income taxes increased approximately $2.2 million to $3.6 million in the current fiscal year from $1.4 million in fiscal 1998. For the current quarter the increase was $1.2 million to $1.9 million from $723 thousand for the quarter ended October 31, 1997. This increase reflects the Company's increase in profits in the current fiscal year over to the prior year. The combined effective tax rate used by the Company in recording taxes for interim periods has been decreased from 48.3% in fiscal 1998 to 42.2% in the current fiscal year. This reflects the decreased relative effect of various fixed non-deductible expenses compared to the Company's increased pre-tax income.


Liquidity and Capital Resources

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $3.1 million at April 30, 1998 and positive net working capital of $2.9 million at October 31, 1998.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003. Funds available to the Company under this line of credit were $105.7 million at October 31, 1998.

The Company believes that its cash provided internally from operations together with the Company's available credit facilities should enable it to meet its needs for working capital for the next twelve months.

Net cash provided by operating activities for the first six months of fiscal 1998 and fiscal 1999 was $5.8 million and $17.4 million, respectively. The increase was primarily due to the increase in the Company's net income for the six months ended October 31, 1998 over the prior fiscal year, an increase in depreciation and amortization and increased closure/post closure accruals.

Cash used in investing activities increased $29.6 million from $15.9 million to $45.4 million in the six months ended October 31, 1998 over the same period of the prior fiscal year. The increase in investing activities reflects the Company's capital expenditures and capital needs for acquisitions, reflecting the Company's rapid growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions.

Net cash provided by financing activities was $27.9 million in the six months ended October 31, 1998 compared to $10.1 million for the same period of the prior year. The net cash provided by financing activities in the current fiscal year reflects the net proceeds of the follow-on offering and borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in the comparable period of the prior year reflects primarily bank borrowings and seller subordinated notes, less principal payments on debt.


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


Year 2000 Issues

The Year 2000 concern concerns the inability of information and non-information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. The Company has completed numerous acquisitions in recent years, and the information systems of some of the acquired operations have not been fully integrated with the Company's information systems. System database modifications and/or implementation modifications will be required to enable such information and non-information systems to distinguish between 21st and 20th century dates. The Company cannot reasonably estimate Year 2000 implementation costs at this point, but expects to have reasonable estimates by the end of the current fiscal year. While some non-critical systems may not be addressed until after the current fiscal year, the Company believes such systems will not disrupt the Company's operations in a material manner. The Company expects to have formulated any contingency plans by the end of the current fiscal year.

The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company has been informed that the general accounting package which the Company uses is fully Year 2000 compatible, and the provider of the solid waste industry customer information and billing system has made available a Year 2000 compatible version of its software at no charge to the Company which the Company has installed and tested.

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

The Company is currently in the early stages of reviewing and evaluating the potential effect of this issue on its personal computer applications, including weight-measurement applications, and on its equipment and suppliers of data communications and other services. No material issues have been identified.

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


Amounts in thousands:

                                                Three months ended                     Six months ended
                                                ------------------                     ----------------
                                             10/31/97          10/31/98          10/31/97         10/31/98
                                             --------          --------          --------         --------

  Operating income                           $3,500             $ 5,203          $  7,005          $10,592
  Depreciation and amortization               4,874               5,943             9,047           11,457

  EBITDA                                     $8,374             $11,146           $16,052          $22,049

  EBITDA as a percentage of revenue            24.9%               26.8%             24.7%            26.9%

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

The Company's strategy envisions that a substantial part of the Company's future growth will come from making acquisitions consistent with its strategy. There can be no assurance that the Company will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company, or to integrate the operations of such acquired businesses with the Company. Certain of these acquisitions may be of significant size and may include assets that are outside the Company's geographic territories or are ancillary to the Company's core business strategy.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company, and by a decision dated July 13, 1998, the court granted the Company's motion for a preliminary injunction. On September 9, 1998, the Town of Angelica filed a Notice of Appeal but has not yet perfected that appeal. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of industrial waste at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company began accepting waste at the Hyland facility on July 22, 1998.

The Company's wholly-owned subsidiary, North Country Environmental Services, Inc, ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's Landfill beyond its currently permitted capacity. It is the Town's position that NCES may not expand the landfill beyond Stage II, Phase I, which NCES believes will be at capacity in late December 1998 or early January 1999. NCES has also sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES has sought compensation under state law for the inverse condemnation of its property.

On October 23, 1998, the Town filed a petition for injunctive and declaratory relief against NCES. The Town's petition sought to enjoin NCES's construction of Stage II, Phase II of the landfill and to prevent any further expansion as violative of the above-noted Town zoning ordinance.

NCES may not commence operations in Stage II, Phase II, until the New Hampshire Department of Environmental Services ("NHDES") issues an operating permit. NHDES has notified NCES that it will not issue operating approval until the litigation with the Town is resolved. On November 30, 1998, NCES and the Town proceeded to and concluded trial on eight of NCES's eleven claims for relief and on the Town's claims for permanent injunctive and declaratory relief. Earlier, the remaining three NCES claims were bifurcated for later trial, if needed. On that same day, the Town filed two counterclaims seeking to establish the lawfulness of the financial exactions challenged by NCES's October 16, 1998 petition. The court has taken the claims which have been tried under advisement. NCES does not know when the court may rule.

The Company is not aware of any other non-routine or incidental material legal proceedings.


ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.


Sales of Unregistered Securities

During the quarter ended October 31, 1998 the Company had the following sales of unregistered securities:

On August 3, 1998, Robert Lynch exercised nonstatutory stock options to purchase 4,000 shares of the Company's Class A Common Stock in a cashless transaction. Mr. Lynch surrendered 317 warrants with an exercise price of $2.00 per share to consummate this transaction. The shares of Class A Common Stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

On August 17, 1998, Robert Lynch exercised nonstatutory stock options to purchase 4,312 shares of the Company's Class A Common Stock in a cashless transaction. Mr. Lynch surrendered 371 warrants with an exercise price of $2.00 per share to consummate this transaction. The shares of Class A Common Stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

On September 9, 1998, Stephen Houghton exercised warrants to purchase 10,000 shares of the Company's Class A Common Stock in exchange for cash consideration of $15,000. The shares of Class A Common Stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

No underwriters were involved in the foregoing issuances of securities.


ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on October 14, 1998, four proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:


PROPOSAL I.

Proposal to elect, as Class I Directors, Messrs. Douglas R. Casella, Michael F. Cronin and Kenneth H. Mead. Messrs. Casella, Cronin and Mead are currently directors of the Company. Mr. Cronin is the designee of the holders of the Class A Common Stock.


         Douglas R. Casella:        Votes For:                 18,757,788
                                    Withheld:                   1,944,769

         Michael F. Cronin:         Votes For:                 10,813,537
                                    Withheld:                       7,020

         Kenneth H. Mead:           Votes For:                 20,695,537
                                    Withheld:                       7,020

Other Directors whose terms of office continued in effect after the Annual Meeting are John W. Casella (Chairman of the Board of Directors), James W. Bohlig, Gregory B. Peters and John F. Chapple III. On November 20, 1998, Kenneth H. Mead resigned as a director of the Company.


PROPOSAL II.

Proposal to adopt an amendment to the Company's Restated Certificate of Incorporation pursuant to which the number of authorized shares of Class A Common Stock would be increased from 30,000,000 to 100,000,000.

         Votes For:                 18,083,012
         Votes Against:              2,617,862
         Abstentions:                    1,683
         Broker Non-votes                  -0-


PROPOSAL III.

Proposal to adopt an amendment to the Company's 1997 Stock Incentive Plan (the "Incentive Plan") pursuant to which the number of authorized shares of Class A Common Stock subject to purchase under the Incentive Plan would be increased by 1,000,000 shares, to the sum of 2,308,500 shares of Class A Common Stock, plus such additional number of shares of Class A Common Stock (up to 1,019,635 shares) as are currently subject to options granted under the 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan and 1996 Stock Option Plan (the "Terminated Plans") which are not actually issued under the Terminated Plans because such options expire or otherwise result in shares not being issued.

         Votes For:                 16,604,990
         Votes Against:              3,426,706
         Abstentions:                    1,660
         Broker Non-votes              669,201

PROPOSAL IV.

Proposal to ratify the selection of Arthur Andersen LLP as the Company's auditors for fiscal 1999.

         Votes For:                 20,697,606
         Votes Against:                    275
         Abstentions:                    4,676
         Broker Non-votes                  -0-


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27  Financial Data Schedule for Period Ended October 31, 1998
            Restated Financial Data Schedule for Period Ended October 31, 1997

(b)         Reports on Form 8-K: None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Casella Waste Systems, Inc.

Date: December 15, 1998              By: /s/ Jerry Cifor

                                     Jerry Cifor
                                     Vice President and
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer
                                      and
                                      Duly Authorized Officer)