Form 10-K/A
period 1998-04-30
CASELLA WASTE SYSTEMS INC
filed 1998-12-18
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-2


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A Common Stock at the close of business on December 11, 1998 was $326,701,304.

There were 13,871,143 shares of Class A Common Stock, $.01 per share par value, of the registrant outstanding as of December 11, 1998. There were 988,200 shares of Class B Common Stock of the registrant outstanding as of December 11, 1998.

This Report on Form 10-K/A filed with the Securities and Exchange Commission by Casella Waste Systems, Inc. is being filed to include Exhibit 23.2, Consent of Independent Public Accountants.

                                    PART III

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(3) Exhibits:

The following Exhibit is filed as part of this report under Item 14(c):

          Exhibit No.                Description
          -----------                -----------

             23.2                    Consent of Independent Public Accountants

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      CASELLA WASTE SYSTEMS, INC.



                                      By: /s/ John W. Casella
                                      ----------------------------------
                                      John W. Casella
                                      President, Chief Executive Officer
                                      and Chairman of the Board of Directors


                                      Date: December 18, 1998