Form 10-Q
period 1999-01-31
CASELLA WASTE SYSTEMS INC
filed 1999-03-15
CIK 911177

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................

Commission file number  000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          03-0338873
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, Vermont                        05701
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (802)  775-0325

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1999:

         Class A Common Stock       14,154,630
         Class B Common Stock          988,200

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)

-------------------------------------------------------   -------------------   ----------------------
                                                              April 30,              January 31,
                                                                 1998                    1999
                                                              (Restated)             (Unaudited)
-------------------------------------------------------   -------------------   ----------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                            $2,329                     $155
  Restricted Cash - Closure Fund Escrow                                   304                      453
  Accounts Receivable-trade, net of allowance
    For doubtful accounts of $1,331 and $1,797.                        19,028                   23,227
  Other Current Assets                                                  3,932                    4,413
                                                          -------------------   ----------------------
    Total Current Assets                                               25,593                   28,248
                                                          -------------------   ----------------------
Property, Plant and Equipment, net of
  Accumulated depreciation and amortization of
  $44,962 and $59,572.                                                 88,074                  115,751
Intangible Assets, net                                                 80,041                   96,968
Restricted Funds - Closure Fund Escrow                                  3,865                    4,509
Other Assets                                                            1,951                    2,084
                                                          -------------------   ----------------------
                                                                     $199,524                 $247,560
                                                          ===================   ======================


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES and STOCKHOLDERS EQUITY
                      (In thousands, except for share data)

-------------------------------------------------------   ------------------    ---------------------------
                                                              April 30,                   January 31,
                                                                1998                         1999
                                                             (Restated)                   (Unaudited)
-------------------------------------------------------   ------------------    ---------------------------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                                $4,249                         $2,960
  Current Maturities of Capital Lease Obligations                        481                            416
  Accounts Payable                                                    11,841                         10,451
  Other Accrued Liabilities                                            5,941                          7,711
                                                          ------------------    ---------------------------
    Total Current Liabilities                                         22,512                         21,538
                                                          ------------------    ---------------------------
Long-Term Debt, Less Current Maturities                               79,470                         64,485
                                                          ------------------    ---------------------------
Capital Lease Obligations, Less Current Maturities                     1,085                          1,556
                                                          ------------------    ---------------------------
Other Long-Term Liabilities                                           13,565                         13,024
                                                          ------------------    ---------------------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock -                                                 114                            141
    Authorized - 100,000,000 Shares, $.01 par value
    Issued and Outstanding - 11,445,812 and
      14,151,180 shares.
  Class B Common Stock -                                                  10                             10
    Authorized - 1,000,000 Shares, $.01 par value;
      10 Votes per Share. Issued and Outstanding - 988,200 shares.
  Additional Paid-In Capital                                          96,356                        153,778
  Accumulated Deficit                                                (13,588)                        (6,972)
                                                          ------------------    ---------------------------
                                                                      82,892                        146,957
                                                          ------------------    ---------------------------
                                                                    $199,524                       $247,560
                                                          ==================    ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except for per share data)

                                                              Three Months Ended                Nine Months Ended
                                                        ----------------------------     -------------------------------
                                                         January 31,    January 31,       January 31,       January 31,
                                                            1998           1999              1998              1999
                                                         (Restated)                       (Restated)
                                                        ----------  ----------------     -------------      ------------
Revenues                                                   $33,842           $40,220          $100,687          $123,957
                                                        ----------  ----------------     -------------      ------------
Operating Expenses:
  Cost of Operations                                        20,839            22,661            61,527            71,012
  General and Administrative                                 5,044             6,132            14,809            18,309
  Depreciation and Amortization                              5,024             6,085            14,316            17,757
  Merger Costs (Pooling)                                       290               409               290             1,164
                                                        ----------  ----------------     -------------      ------------
                                                            31,197            35,287            90,942           108,242
                                                        ----------  ----------------     -------------      ------------
Operating Income                                             2,645             4,933             9,745            15,715
                                                        ----------  ----------------     -------------      ------------
Other (Income) Expenses
  Interest Income                                              (61)              (65)             (224)             (267)
  Interest Expense                                           1,626             1,077             5,981             3,799
  Other Expense (Income), net                                 (162)              (65)             (162)             (390)
                                                        ----------  ----------------     -------------      ------------
                                                             1,403               947             5,595             3,142
                                                        ----------  ----------------     -------------      ------------
Income Before Provision for Income Taxes and
  Extraordinary Items                                        1,242             3,986             4,150            12,573
Provision for Income Taxes                                     669             1,674             2,064             5,263
                                                        ----------  ----------------     -------------      ------------
Net Income                                                     573             2,312             2,086             7,310
                                                        ==========  ================     =============      ============
Accretion of Preferred Stock and Put Warrants                    0                 0             (974)                 0
                                                        ----------  ----------------     -------------      ------------
Net Income (Loss) Applicable to Common
  Stockholders                                                $573            $2,312            $1,112            $7,310
                                                        ==========  ================     =============      ============
Basic Earnings per Share of Common Stock                     $0.05             $0.15             $0.14             $0.51
                                                        ==========  ================     =============      ============
Basic Weighted Average Common Stock
  Shares Outstanding                                        12,225            15,097             7,678            14,203
                                                        ==========  ================     =============      ============
Diluted Earnings per Share                                   $0.04             $0.15             $0.10             $0.48
                                                        ==========  ================     =============      ============
Diluted Weighted Average Common Stock and
  Common Stock Equivalent Shares Outstanding                13,360            15,915            11,246            15,118
                                                        ==========  ================     =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1998 and 1999
                                 (In thousands)

                                                                  1998                    1999
                                                               (Restated)              (Unaudited)
                                                               ----------            -------------
Cash Flows from Operating Activities:
  Net Income                                                       $2,086                   $7,310
                                                               ----------            -------------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities-
  Depreciation and Amortization                                    14,316                   17,757
  (Gain) Loss on Sale of Equipment                                   (426)                     (32)
  Changes in Assets and Liabilities, net of
    Effects of Acquisitions -
    Accounts Receivable                                            (2,860)                  (3,246)
    Accounts Payable                                               (1,085)                  (2,714)
    Other Current Assets/Liabilities                               (1,602)                   3,800
                                                               ----------            -------------
                                                                   10,429                   15,565
                                                               ----------            -------------
    Net Cash Provided by Operating Activities                      12,515                   22,875
                                                               ----------            -------------
Cash Flows from Investing Activities:
  Acquisitions, net of Cash Acquired                              (26,044)                 (26,388)
  Additions to Property and Equipment                             (17,426)                 (36,431)
  Proceeds from Sale of Equipment                                   1,093                      244
  Other Assets/Liabilities                                            503                   (4,000)
                                                               ----------            -------------
    Net Cash Used in Investing Activities                         (41,874)                 (66,575)
                                                               ----------            -------------
Cash Flows from Financing Activities:
  Redemption of Series C Preferred Stock
                                                                   (2,970)                       0
  Call of Redeemable Stock Warrants                                  (525)                       0
  Distributions to Shareholders - Pooled Entity                      (214)                    (131)
  Proceeds from Issuance of Common Stock                           48,492                   56,678
  Proceeds from Long-Term Borrowings                              116,481                   52,499
  Principal Payments on Long-Term Debt                           (129,605)                 (65,638)
  Principal Payments on Capital Leases                               (759)                  (1,670)
  Proceeds from Issuance of Stock Warrants                            827
                                                               ----------            -------------
    Net Cash Provided by Financing Activities                      31,727                   41,738
                                                               ----------            -------------
Net Increase (Decrease) in Cash and Cash Equivalents                  282                   (1,962)
Cash and Cash Equivalents, Beginning of Period                      2,447                    2,117
                                                               ----------            -------------
Cash and Cash Equivalents, End of Period                           $2,729                     $155
                                                               ==========            =============

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1998 and 1999
                                 (In thousands)

                                                               1998                    1999
                                                            (Restated)              (Unaudited)
                                                         ---------------         ----------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for -
    Interest                                                      $6,308                   $4,204
                                                         ===============         ================
    Income Taxes                                                    $732                   $2,856
                                                         ===============         ================
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  Summary of Entities Acquired -
    Fair Market Value of Assets Acquired                         $31,965                  $29,868
    Common Stock Issued                                           (1,352)                       0
    Cash Paid                                                    (26,045)                 (26,388)
                                                         ---------------         ----------------
      Liabilities Assumed and Notes Payable to
        Sellers                                                   $4,568                   $3,480
                                                         ===============         ================

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 1998 and January 31, 1999, the consolidated statements of operations for the three months and nine months ended January 31, 1998 and 1999, and the consolidated statements of cash flows for the nine months ended January 31, 1998 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued audited balance sheet dated April 30, 1998 to reflect the mergers with Waste Stream and Northern Sanitation (see note
1) consummated on October 29, 1998 and December 23, 1998, respectively, accounted for using the pooling of interests method of accounting. The Company has also restated the previously issued consolidated statements of operations for the three and nine months ended January 31, 1998 and consolidated statement of cash flows for the nine months ended January 31, 1998 to reflect the mergers with Waste Stream and Northern Sanitation (see note 1). The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 1998. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.       BUSINESS COMBINATIONS

Transactions Recorded as a Pooling of Interests

On September 4, 1998 the Company completed its merger with Hakes C & D Disposal, Inc. in a business combination recorded as a pooling of interests. This facility is a landfill in western New York State permitted to accept construction and demolition material. As of the merger date the facility construction was not complete and the facility had not begun accepting waste. Since there had been no material operations activity as of the merger date, aside from construction, prior period balance sheets and statements of operations and cash flows were not restated for this transaction. The Company issued 67,617 shares of its class A common stock for all of the outstanding stock of Hakes C & D Disposal, Inc. This transaction has been accounted for as an immaterial pooling on the date of acquisition. Accordingly, retained earnings has been adjusted to reflect the accumulated deficit of Hakes C & D Disposal.

On October 29, 1998, the Company completed its merger with Waste Stream Inc., B&C Sanitation Corporation, North Country Trucking, Inc., Better Bedding Corp., R.A. Bronson, Inc., BBC LLC, NTC LLC and Grasslands, Inc., (together - "Waste Stream") in a business combination recorded as a pooling of interests and accordingly the accompanying financial statements have been restated to include Waste Stream. The businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. The Company issued 701,461 shares of its class A common stock for all of the outstanding stock of Waste Stream.

On December 23, 1998, the Company completed its merger with Northern Sanitation, Inc and Northern Properties Corp. of Plattsburgh, Inc. (together - "Northern Sanitation") in a business combination recorded as a pooling of interests and accordingly the accompanying financial statements have been restated to include Northern Sanitation. The businesses acquired were under common control, and the transaction was considered to be and accounted for as a single acquisition. The Company issued 220,964 shares of its class A common stock for all of the outstanding stock of Northern Sanitation.

Following is a reconciliation of the amounts (in thousands) of revenues and net income previously reported for the three and nine months ended January 31, 1998:


                                              Three Months ended         Nine Months ended
                                                January 31, 1998           January 31, 1998
         Revenues:
              As previously reported                  $28,769                  $  87,321

              Waste Stream                              4,315                     11,083
              Northern Sanitation                         979                      2,917
              Elimination of intercompany                (221)                      (634)
                 revenue

              As restated                             $33,842                  $ 100,687

         Net income applicable to common
         shareholders:

              As previously reported                  $   502                  $     949

              Waste Stream                                 96                        163
              Northern Sanitation                         (25)                         0

              As restated                             $   573                  $   1,112


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

During the nine months ended January 31, 1999, the Company acquired 34 solid and liquid waste hauling operations, one private solid waste landfill and one wood processing facility in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $26.4 million in cash and $3.5 million in notes to sellers and liabilities assumed. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information (rounded to thousands except for per share data) shows the results of the Company's operations as though each of the completed acquisitions had occurred as of May 1, 1997:

                                                      Nine Months Ended          Nine Months Ended
                                                       January 31, 1999           January 31, 1998
                                                   -----------------------    -----------------------
         Revenues                                         $130,349                   $130,324
         Operating Income                                   16,275                     11,273
         Net Income                                          7,255                      1,765
         Pro forma income (loss) per share -                 $0.48                      $0.13
           diluted
         Weighted average common stock                      15,118                     13,360
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

The Company's wholly-owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's landfill beyond its current capacity. It is the Town's position that NCES may not expand the landfill beyond Stage II, Phase I, which NCES believes will be at capacity in early 1999. NCES has also sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES has sought compensation under state law for the inverse condemnation of its property.

On October 23, 1998, the Town filed a petition for injunctive and declaratory relief against NCES. The Town's petition sought to enjoin NCES's construction of Stage II, Phase II of the landfill and to prevent any further expansion as violative of the above-noted Town zoning ordinance. The construction of Stage II, Phase II was proceeding pursuant to a construction permit issued by the New Hampshire Department of Environmental Services (NHDES) on September 15, 1998. On October 30, 1998, the court entered a preliminary injunction requiring NCES to suspend construction of Stage II, Phase II. When the Town failed to post an injunction bond, however, the court permitted NCES to complete and cover the liner system in Stage II, Phase II, before the onset of winter.

NCES may not commence operations in Stage II, Phase II, until NHDES issues an operating permit. NHDES has notified NCES that it will not issue operating approval until the litigation with the Town is resolved in some fashion. On November 30, 1998, NCES and the Town proceeded to trial on eight of NCES's eleven claims for relief and on the Town's claims for permanent injunctive and declaratory relief. Earlier, the remaining three NCES claims were bifurcated for later trial, if needed. On the day of trial, the Town filed two counterclaims seeking to establish the lawfulness of the financial exactions challenged by NCES's October 16, 1998, petition.

The Grafton Superior Court issued its order on NCES's first eight claims and the Town's request for a permanent injunction and declaratory relief on February 1, 1999. The court declined to decide whether the Town's zoning ordinance is valid; rather, the court held that NCES had appropriated a 51-acre tract of land comprised of a 10-acre and a 41-acre parcel for landfilling purposes. The court also found that NCES had obtained permission to operate its landfill facility on this 51-acre tract prior to the enactment of the challenged zoning ordinance and held that the challenged zoning ordinance did not apply to NCES's operation of its landfill facility on this tract. Consequently, the court held that the Town lacked authority to enforce the challenged zoning ordinance against NCES with respect to the 51-acre tract and denied the Town's petition in its entirety. The court did not decide the validity of the challenged zoning ordinance as it relates to 36 acres adjoining the 51-acre tract after finding that NCES had not demonstrated a present intent to develop this property for landfilling. Consequently, NCES's ability to use this 36 acres for landfilling remains unclear.

On February 10, 1999, the Town moved the Grafton Superior Court to clarify and reconsider its order. NCES objected to this motion. The court has not yet ruled on the Town's motion, and NCES does not know when the court may rule. The Town may appeal any decision of the Grafton Superior Court that permits NCES to construct and operate its landfill facility beyond its current footprint. NCES cannot predict the outcome of either the Town's motion to reconsider or any eventual appeal.

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

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

                                              Three months      Nine months       Three months      Nine months
                                             ended 1/31/98     ended 1/31/98     ended 1/31/99     ended 1/31/99

Number of shares outstanding, end of period:
     Class A common stock                       11,425            11,425             14,151            14,151
     Class B common stock                        1,000             1,000                988                 9
Effect of weighting the average shares
     outstanding during the period                (200)           (4,748)              (121)           (1,302)


Basic shares outstanding                        12,225             7,677             15,097            14,203

Impact of potentially dilutive                   1,135             3,568                818               915
securities

Fully diluted shares outstanding:               13,360            11,245             15,915            15,118

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement Statement 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). The Company has yet to quantify the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of adoption. However, Statement 133 could increase volatility in earnings and other comprehensive income.

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

On January 12, 1999, the Company entered into an Agreement and Plan of Merger with KTI, Inc., pursuant to which KTI will become a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, each share of KTI, Inc. common stock will be converted into 0.91 shares of the Company's Class A Common Stock. The closing is subject to approval by the stockholders of the companies, antitrust clearance, qualification of the merger as a tax-free pooling of interests, and other customary closing conditions. The companies anticipate that the merger should close during the second calendar quarter of 1999.

The Company's revenues have increased from $33.9 million for the three months ended January 31, 1998 to $40.2 million for the three months ended January 31, 1999. For the nine-month periods ending on these dates revenues increased from $100.7 million to $124.0 million respectively. From May 1, 1997 through April 30, 1998, the Company acquired 34 solid waste collection, transfer and disposal operations. Between May 1, 1998 and January 31, 1999, the Company acquired an additional 39 such businesses, including the Hyland Landfill, a Subtitle D landfill in western upstate New York, and Hakes C & D Landfill, a C&D disposal facility in western New York State. All but four of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations. In December 1997, October 1998 and December 1998 the Company acquired waste collection and transfer operations in transactions recorded as poolings of interests. In September 1998 the Company acquired the Hakes C & D landfill in a transaction recorded as a pooling of interests. This September, 1998 transaction has been accounted for as an immaterial pooling on the date of acquisition. Accordingly, retained earnings has been adjusted to reflect the accumulated deficit of the C & D facility.

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




The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in the current fiscal quarter is primarily attributable to the impact of the Company's acquisition of collection businesses during fiscal 1998 and during the first three quarters of fiscal 1999, as well as to internal growth through price and business volume increases. The decrease in the Company's landfill revenues and in the Company's transfer revenues as a percentage of revenues in the current fiscal year is mainly due to a proportionately greater increase in collection revenues occurring as the result of acquisitions in that area; also, as the Company acquires collection businesses from which it previously had derived transfer or disposal revenues, the acquired revenues are recorded by the Company as collection revenues. The decrease in recycling revenues is due primarily to decreased prices received from the sale of recycled commodities. The increase in liquid waste and other revenues as a percentage of revenues in the current fiscal year is primarily due to the impact of acquisitions of septic/liquid waste operations since the first quarter of fiscal 1999.

                                                                      % of Revenue
                                                                      ------------
                                                Three months ended                   Nine months ended
                                                ------------------                   -----------------
                                             1/31/98           1/31/99           1/31/98           1/31/99
                                             -------           -------           -------           -------
         Collection                             75.9%             76.3%             74.9%             76.8%
         Landfill                                9.8               8.1              11.3               8.4
         Transfer                                5.5               5.2               5.8               5.3
         Recycling                               6.4               5.8               5.7               5.6
         Liquid Waste & Other                    2.4               4.6               2.3               3.9

         Total Revenue                         100.0%            100.0%            100.0%            100.0%

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

                                                                       % of Revenue
                                                                       ------------
                                                Three months ended                   Nine months ended
                                                ------------------                   -----------------
                                             1/31/98           1/31/99           1/31/98           1/31/99
                                             -------           -------           -------           -------
         Revenues                             100.0%            100.0%            100.0%            100.0%
         Cost of operations                    61.6              56.3              61.1              57.3
         General and administrative            14.9              15.2              14.7              14.8
         Depreciation and amortization         14.8              15.1              14.2              14.3
         Merger-related costs                   0.9               1.0               0.3               0.9

         Operating income                       7.8              12.4               9.6              12.7
         Interest expense, net                  4.6               2.5               5.7               2.9
         Other (income) expense                (0.5)             (0.2)             (0.2)             (0.3)
         Provision for income taxes             2.0               4.2               2.0               4.2

         Net income                             1.7               5.9               2.1               5.9

         EBITDA*                               22.7              27.4              23.9              27.0

* See discussion and computation of EBITDA below.

Revenues. Revenues increased $6.4 million, or 18.9%, to $40.2 million in the quarter ended January 31, 1999 from $33.8 in the quarter ended January 31, 1998. For the nine months ended January 31, 1999 revenue increased $23.3 million or 23.1% to $124.0 million from $100.7 in revenues in the nine months ended January 31, 1998. Of this increase, $4.1 million of the third quarter growth and $16.0 million of the year-to-date growth was due to the impact of businesses acquired during the year ended April 30, 1998 and during the current fiscal year. The balance of the increase was due to internal volume and price growth.

Cost of Operations. Cost of operations increased approximately $1.9 million, or 9.1%, to $22.7 million in the quarter ended January 31, 1999 from $20.8 million in the same quarter of the prior fiscal year. For the nine month periods ended January 31, cost of operations increased $9.5 million or 15.4% from $61.5 million to $71.0 million. Cost of operations as a percentage of revenues decreased to 57.3% in the current fiscal year from 61.1% in the prior year. In the quarter ended January 31, 1999, cost of operations was 56.3% of revenue compared to 61.6% in the same quarter of the prior fiscal year. The decrease was primarily the result of: (i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998 and the first three quarters of fiscal 1999; and (ii) margin improvements because of price increases in fiscal 1998 and the first three quarters of fiscal 1999.

General and Administrative. General and administrative expenses increased approximately $1.1 million, or 22.0%, to $6.1 million in the third quarter of fiscal 1999 from $5.0 million in the same quarter of fiscal 1998. Year to date, general and administrative expenses have increased $3.5 million or 23.6% to $18.3 million compared to prior year expenses of $14.8 million. General and administrative expenses increased as a percentage of revenues for the three and nine month periods. However, certain general and administrative expenses were previously classified by the Company as costs of operations in fiscal 1998. This amounted to approximately $713,000 of reclassified expenses during the first three quarters of fiscal 1999. If the Company had not made this reclassification, general and administrative expense as a percentage of revenues would have decreased for both the quarter ended January 31, 1999 and for the nine months ended January 31, 1999 compared with the same periods in the prior year.

Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 22.0%, to $6.1 million in the third quarter of fiscal 1999 from $5.0 million in the same quarter of- the prior fiscal year. During the nine months ended January 31, 1999, depreciation and amortization increased $3.5 million or 24.5% to $17.8 million from $14.3 million in the same period of the prior year. As a percentage of revenues, depreciation and amortization expense have remained approximately level in the periods under discussion. During the prior fiscal year, the Company benefited from low cost landfill airspace at Clinton County's unlined landfill which significantly lowered landfill amortization expense in the first quarter of fiscal 1998. Clinton County's unlined landfill was permanently closed on July 15, 1997. The increase in depreciation and amortization resulting from this change has been offset in part by the increased concentration of revenues in collections activities, which typically have lower depreciation and amortization charges relative to revenues compared to landfill revenues.

Merger Costs. The merger related costs of $755 thousand recorded in the second quarter of the current fiscal year were incurred in association with the Hakes and Waste Stream mergers and the merger related costs of $409 thousand recorded in the third quarter were incurred in association with the Northern Sanitation merger, all accounted for as poolings of interests. The transactions are discussed above under "Notes to Consolidated Financial Statements".

Interest expense, net. Net interest expense decreased approximately $0.6 million, or 37.5% to $1.0 million in the quarter ended January 31, 1999 from $1.5 million in the same quarter of the prior fiscal year. For the year to date, net interest decreased $2.2 or 38.6% to $3.5 million from $5.7 million during the same period last year. This decrease primarily reflects the reduction of the outstanding balance under the Company's acquisition line of credit and other notes payable from the proceeds of the Company's public stock offerings in November, 1997 and July, 1998.

Other (income) expense, net. Net other (income) expense has not historically been material to the Company's results of operations.

Provision for income taxes. Provision for income taxes increased approximately $3.2 million to $5.3 million in the current fiscal year from $2.1 million in fiscal 1998. For the current quarter the increase was $1.0 million to $1.7 million from $669 thousand for the quarter ended January 31, 1998. This increase reflects the Company's increase in profits in the current fiscal year over the prior year. The combined effective tax rate used by the Company in recording taxes for interim periods has been decreased from 49.7% in fiscal 1998 to 41.9% in the current fiscal year. This reflects the decreased relative effect of various fixed non-deductible expenses compared to the Company's increased pre-tax income.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $3.1 million at April 30, 1998 and positive net working capital of $6.7 million at January 31, 1999.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003. Funds available to the Company under this line of credit were $87.9 million at January 31, 1999. In connection with the proposed merger with KTI, the Company will be required to obtain a new credit facility. The Company is currently negotiating a new credit facility with a number of banks.

Net cash provided by operating activities for the first nine months of fiscal 1998 and fiscal 1999 was $12.5 million and $22.9 million, respectively. The increase was primarily due to the increase in the Company's net income for the nine months ended January 31, 1999 over the prior fiscal year, an increase in depreciation and amortization and increased closure/post closure accruals.

Cash used in investing activities increased $24.7 million from $41.9 million to $66.6 million in the nine months ended January 31, 1999 over the same period of the prior fiscal year. The increase in investing activities reflects the Company's capital expenditures and capital needs for acquisitions, reflecting the Company's rapid growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions.

Net cash provided by financing activities was $41.7 million in the nine months ended January 31, 1999 compared to $31.7 million for the same period of the prior year. The net cash provided by financing activities in the current fiscal year reflects the net proceeds of the follow-on offering and borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in the comparable period of the prior year reflects primarily bank borrowings and seller subordinated notes, less principal payments on debt.

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

Year 2000 Issues

The approach of the Year 2000 has raised concerns about the ability of information and non-information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. The Company has completed numerous acquisitions in recent years, and the information systems of a limited number of these acquired operations have not been fully integrated with the Company's information systems. This integration will occur within the next few months. The Company has, and continues to perform routine updates of all software and hardware systems to facilitate Year 2000 compliance. The Company cannot reasonably estimate Year 2000 implementation costs at this point, but expects to have reasonable estimates by the end of the current fiscal year. While some non-critical systems may not be addressed until after the current fiscal year, the Company believes such systems will not disrupt the Company's operations in a material manner. The Company expects to have formulated any contingency plans by the end of the current fiscal year.

The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company has been informed that all mission critical application software is fully Year 2000 compliant.

The Company's current banking arrangement is with an international banking institution which has informed the Company that it is taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 time frames. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

The Company is currently in the process of replacing all older personal computers and servers. Two items remain to be completed in our Year 2000 compliance strategy, replacing 16 weight measurement systems that are currently not compliant, and the final testing of all systems. The Company's current plan will be fully Year 2000 compliant by August, 1999.

No single customer represents more than one percent of the Company's revenues, and we do not expect any material effect on the Company's revenues in the event of an individual customer experiencing Year 2000 problems. The Company believes that the same is true of any of the Company's suppliers of goods and services.

EBITDA

EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

Amounts in thousands:

                                                Three months ended                   Nine months ended
                                                ------------------                   -----------------
                                             1/31/98           1/31/99           1/31/98           1/31/99
                                             -------           -------           -------           -------
  Operating income                           $2,645            $  4,933          $  9,745          $15,715
  Depreciation and amortization               5,024               6,085            14,316           17,757

  EBITDA                                     $7,669             $11,018           $24,061          $33,472

  EBITDA as a percentage of revenue            22.7%               27.4%             23.9%            27.0%


Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

The Company is party to an Agreement and Plan of Merger with KTI, Inc. There can be no assurance that the merger will take place on the anticipated timetable, if at all, or if it does, that it will result in the synergies and other benefits anticipated by the two companies.

In connection with the merger with KTI, the Company will be required to obtain a new credit facility. Although the Company is in the process of negotiating a new credit facility, there can be no assurance that it will obtain such a credit facility in the amount, or on the timetable, sought by the Company. In the event that it is unable to obtain a sufficient credit facility, the Company's acquisition program, results of operations and financial condition could be materially and adversely affected.

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

The Company's wholly-owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's landfill beyond its current capacity. It is the Town's position that NCES may not expand the landfill beyond Stage II, Phase I, which NCES believes will be at capacity in early 1999. NCES has also sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES has sought compensation under state law for the inverse condemnation of its property.

On October 23, 1998, the Town filed a petition for injunctive and declaratory relief against NCES. The Town's petition sought to enjoin NCES's construction of Stage II, Phase II of the landfill and to prevent any further expansion as violative of the above-noted Town zoning ordinance. The construction of Stage II, Phase II was proceeding pursuant to a construction permit issued by the New Hampshire Department of Environmental Services (NHDES) on September 15, 1998. On October 30, 1998, the court entered a preliminary injunction requiring NCES to suspend construction of Stage II, Phase II. When the Town failed to post an injunction bond, however, the court permitted NCES to complete and cover the liner system in Stage II, Phase II, before the onset of winter.

NCES may not commence operations in Stage II, Phase II, until NHDES issues an operating permit. NHDES has notified NCES that it will not issue operating approval until the litigation with the Town is resolved in some fashion. On November 30, 1998, NCES and the Town proceeded to trial on eight of NCES's eleven claims for relief and on the Town's claims for permanent injunctive and declaratory relief. Earlier, the remaining three NCES claims were bifurcated for later trial, if needed. On the day of trial, the Town filed two counterclaims seeking to establish the lawfulness of the financial exactions challenged by NCES's October 16, 1998, petition.

The Grafton Superior Court issued its order on NCES's first eight claims and the Town's request for a permanent injunction and declaratory relief on February 1, 1999. The court declined to decide whether the Town's zoning ordinance is valid; rather, the court held that NCES had appropriated a 51-acre tract of land comprised of a 10-acre and a 41-acre parcel for landfilling purposes. The court also found that NCES had obtained permission to operate its landfill facility on this 51-acre tract prior to the enactment of the challenged zoning ordinance and held that the challenged zoning ordinance did not apply to NCES's operation of its landfill facility on this tract. Consequently, the court held that the Town lacked authority to enforce the challenged zoning ordinance against NCES with respect to the 51-acre tract and denied the Town's petition in its entirety. The court did not decide the validity of the challenged zoning ordinance as it relates to 36 acres adjoining the 51-acre tract after finding that NCES had not demonstrated a present intent to develop this property for landfilling. Consequently, NCES's ability to use this 36 acres for landfilling remains unclear.

On February 10, 1999, the Town moved the Grafton Superior Court to clarify and reconsider its order. NCES objected to this motion. The court has not yet ruled on the Town's motion, and NCES does not know when the court may rule. The Town may appeal any decision of the Grafton Superior Court that permits NCES to construct and operate its landfill facility beyond its current footprint. NCES cannot predict the outcome of either the Town's motion to reconsider or any eventual appeal.

The Company is not aware of any other non-routine or incidental material legal proceedings.

ITEM 2.           CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

During the quarter ended January 31, 1999 the Company had the following sales of unregistered securities:

On November 18, 1998, DeNovo Foreign Trust exercised warrants to purchase 15,000 shares of the Company's Class A Common Stock in exchange for cash consideration of $108,750. The shares of Class A Common Stock were offered and issued in reliance upon the exemption from registration set forth in section 4(2) under the Securities Act of 1933.

No underwriters were involved in the foregoing issuances of securities.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

            27 Financial Data Schedule for Period Ended January 31, 1999 Restated Financial Data Schedule for Period Ended January 31, 1998

(b)         Reports on Form 8-K:

On January 13, 1999, the Company filed a Report on Form 8-K reporting the execution of an Agreement and Plan of Merger between the Company and KTI, Inc. and attaching the press release issued in connection with such agreement.

On January 21, 1999, the Company filed a Report on Form 8-K attaching the Agreement and Plan of Merger between the Company and KTI, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Casella Waste Systems, Inc.



         Date:    March 15, 1999           By:  /s/    Jerry Cifor

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