Form 10-K
period 1999-04-30
CASELLA WASTE SYSTEMS INC
filed 1999-07-29
CIK 911177

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended April 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------
                        Commission file number 000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 03-0338873
              --------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, VT                          05701
--------------------------------                          -----
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (802) 775-0325

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A common stock, $.01 per share par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A common stock at the close of business on July 15, 1999 was $326,323,582 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

There were 15,031,904 shares of class A common stock, $.01 per share par value, of the registrant outstanding as of July 15, 1999. There were 988,200 shares of class B common stock of the registrant outstanding as of July 15, 1999.

                       Documents Incorporated by Reference

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I - Business - "Executive Officers of the Company") have been omitted from this report, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this report.


                                     PART I

ITEM 1. BUSINESS

The Company

Casella Waste Systems, Inc. is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, Massachusetts, upstate New York and northern Pennsylvania. As of July 15, 1999, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 51 transfer stations, 16 recycling processing facilities, and 40 solid and liquid waste collection divisions, which collectively served over 500,000 commercial, industrial and residential customers. The Company was founded in 1975 as a single-truck operation in Rutland, Vermont and subsequently expanded its operations throughout the state of Vermont. In 1993, the Company initiated an acquisition strategy to take advantage of anticipated reductions in available landfill capacity in Vermont and surrounding states due to increasing environmental regulation and other market forces driving consolidation in the solid waste industry. From May 1, 1994 through April 30, 1999, the Company acquired ownership or long-term operating rights to 132 solid waste businesses, including 7 landfills, and between May 1, 1999 and July 15, 1999 the Company acquired an additional nine such businesses.

Recent Developments

On January 12, 1999 the Company signed a definitive merger agreement with KTI, a publicly traded solid waste handling company operating in 21 states throughout the United States. KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials. The Company believes the merger will give it additional growth opportunities in its existing and adjacent markets, and the ability to enter new markets, as well as achieve operational efficiencies as a result of the combination. On April 13, 1999, the Company notified KTI of its intent to terminate the merger agreement upon the expiration of a 30-day cure period as a result of breaches by KTI of the merger agreement. On May 12, 1999, the Company announced that it and KTI had revised and amended the terms of the merger agreement. Pursuant to the amended merger agreement, each share of KTI common stock will be exchanged for 0.59 shares of the Company's class A common stock.

In July 1998 the Company completed a second public offering of 2,060,587 shares of its class A common stock at $27.25 per share. Proceeds of approximately $52,231,490 after underwriters discounts and issuance expenses were used for debt reduction, acquisitions and other general corporate purposes.

During the fiscal year ended April 30, 1999, the Company expanded and strengthened its market presence throughout its three geographic regions by acquiring 55 solid and liquid waste management businesses totaling approximately $54.5 million in revenues, including the following:

On September 4, 1998 the Company completed a merger with Hakes C & D Disposal, Inc. This facility is a permitted landfill in western New York State designed to accept construction and demolition material. As of July 15, 1999 the facility was under construction and had not begun accepting waste. The Company believes this facility will allow it to realize the financial and operational benefits of disposing of construction and demolition debris collected by its own operations in its own facility in a key market for the Company.

On October 29, 1998, the Company completed a merger with Waste Stream Inc., B&C Sanitation Corporation, North Country Trucking, Inc., Better Bedding Corp., R.A. Bronson, Inc., BBC LLC, NTC LLC and Grasslands, Inc., (together - "Waste Stream"), which provide solid waste and recycling collection services in northern New York State. The Company believes the acquisition of Waste Stream further strengthens the Company's market position in upstate New York.

On December 23, 1998, the Company completed a merger with Northern Sanitation, Inc and Northern Properties Corp. of Plattsburgh, Inc. (together - "Northern Sanitation"), a solid waste collection company in Clinton County, New York. The Company believes the proximity of Northern Sanitation to the Company's Clinton County landfill gives it a stronger market presence in that region.

On April 30, 1999 the Company completed a merger with Natural Environmental, Inc., Schultz Landfill, Inc. and Blasdell Development Group, Inc. (together - "NEI"), a collection, transfer and construction & demolition debris disposal company serving the Buffalo, New York region. Also on April 30, 1999, the Company completed a merger with Westfield Disposal Service, Inc. and Portland C & D Landfill, Inc. (together - "Westfield Disposal"), a collection company, transfer station, and construction and demolition debris landfill serving Chautauqua County, New York and Erie, Pennsylvania. The Company believes that these acquisitions provide the Company with a new growth platform in western New York and expand geographically the Company's existing operations in its Western Region.

Since the end of the Company's 1999 fiscal year on April 30, 1999, the Company entered the eastern Massachusetts market with the acquisition of Resource Waste Systems, Inc., Resource Recovery of Cape Cod, Inc., and Resource Transfer, Inc. (collectively, "Resource Waste Systems, Inc."), which provide solid waste collection and transfer services, and construction and demolition debris processing in eastern Massachusetts. The Company believes that the acquisition of Resource Waste Systems provides the Company with a new growth platform in a market contiguous to its existing markets, particularly when matched with the assets and operations in southern Maine expected to be acquired in the merger with KTI, Inc.

Service Area

The Company is managed on a decentralized basis, with its operations divided into three geographic regions: the Central, Eastern and Western regions. These three regions are further divided into divisions organized around smaller market areas, known as "waste sheds", each of which contains the complete cycle of activities in the solid waste service process, from collection to transfer stations to disposal. The following are the Company's three geographic regions that comprise the Company's service area:

Central Region

The Central Region consists of Vermont, portions of New Hampshire and eastern upstate New York. The Company was founded in 1975 in Rutland, Vermont, and has continued to grow its market presence in the Central Region. The portion of upstate New York within the Company's Central Region as of July 15, 1999 extends from Interstate 90 north to the Canadian border and from the Vermont border west to Interstate 81 and the eastern shore of Lake Ontario. The Company owns and operates Subtitle D landfills in Bethlehem, New Hampshire (See Part I, Item 3, `Legal Proceedings'); Coventry, Vermont; and, through a 25-year capital lease, operates the Clinton County landfill located in Schuyler Falls, New York. In addition, the Company operated 21 collection operations and 24 transfer stations in the Central Region as of July 15, 1999.

Eastern Region

The Company's Eastern Region consists of the State of Maine and southeastern New Hampshire. The Company established a market presence in Maine through the acquisition of the Sawyer Companies in January 1996. The Company owns the SERF landfill located in Hampden, Maine, which disposes of ash, construction and demolition debris, special waste and front end processing residue primarily from throughout the State of Maine. In addition, at July 15, 1999 the Company operated five collection operations and nine transfer stations, and collected solid waste from commercial, industrial and residential customers in the Eastern Region. The Company's waste tire processing facility, located in Eliot, Maine, has the capacity to process approximately 3.5 million tires per year and generates tire derived fuel, which the Company sells to paper mills for consumption as a supplemental energy source for boiler fuel.

Unlike the other states in the Company's existing market area, Maine has an aggressive incineration program and the Company believes that approximately 80% of the waste shed in the Company's market area is disposed of through incineration. However, the Company believes that approximately 35% of the tonnage delivered to incinerators is returned to landfills as ash and front end processing residue, and the Company is the largest disposer of incinerated waste material in Maine.

Western Region

The Western Region is comprised of the south central, western and southern tier of upstate New York (including Ithaca, Elmira, Horsehead, Corning and Watkins Glen) and the northern tier of Pennsylvania. Through the acquisition of the Superior Disposal Services companies in January 1997, the Company established its market presence in the Western Region. At July 15, 1999 the Company operated 18 transfer stations and 14 collection operations, and collected solid waste from commercial, industrial and residential customers. During fiscal 1999 the Company acquired a Subtitle D permitted landfill, the Hyland facility, in Angelica, New York, which serves the western upstate portion of our New York waste shed (See Part I, Item 3, `Legal Proceedings'). The Company also acquired two landfills in fiscal 1999 permitted to accept construction and demolition materials, the Hakes and Portland facilities.

Operations

The Company's operations include the ownership and/or operation of landfills, solid waste collection services, transfer stations, recycling services, septic/liquid waste operations, and tire processing and other services.

Landfills

The Company currently owns four Subtitle D landfill operations and operates a fifth Subtitle D landfill under a 25-year lease arrangement with a county. All of the Company's operating Subtitle D landfills include leachate collection systems, groundwater monitoring systems and, where required, active methane gas extraction and recovery systems. In addition to these landfills the Company owns two landfills permitted to accept only construction and demolition materials. These types typically, depending on the state in which they are located, are constructed in accordance with lower environmental standards than Subtitle D landfills, reflecting the inert nature of the materials deposited in them.

During the year ended April 30, 1999, approximately 71% of the waste volumes received by the Company's landfills were from internal sources such as the Company's hauling divisions or transfer stations.

The following table provides certain information regarding the landfills that the Company operates. All of such information is provided as of July 15, 1999.


                                                                                     Approximate               Estimated
                                                                                      Estimated             in Permitting
                                                                                 Total Remaining                Process
                                                                                 Permitted Capacity            Capacity
                 Landfill                             Location                       (Tons)(1)              (Tons) (1)(2)
                 --------                             --------                       ---------              -------------

Clinton County (3)............................     Schuyler Falls, NY                   788,000                   990,000
Waste USA ....................................     Coventry, VT                       2,241,400                     - 0 -
SERF (4)......................................     Hampden, ME                           53,000                 3,500,000
NCES..........................................     Bethlehem, NH                        150,000                   544,000
Hyland........................................     Angelica, NY                       1,615,000                     - 0 -
Hakes (5).....................................     Campbell, NY                         825,000                     - 0 -
Portland (6)..................................     Portland, NY                          20,250                     - 0 -


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

(4) Of the 3,500,000 additional in-process tonnage, 3,300,000 has received all required permits from the State of Maine; however the town of Hampden, Maine, where the site is located, has not issued the required construction permits for work to begin on the expansion. If these permits are not received in a reasonable time the Company may pursue legal remedies. The remaining 200,000 tons meets all state and local requirements.

(5) First cell under construction. Projected opening September 1999.

(6) Facility currently under construction.

SERF. The SERF landfill is located in Hampden, Maine. The SERF landfill processes ash, special waste and front end processing residue (i.e., glass and other material segregated and disposed of separately from solid waste prior to incineration), for the Penobscot Energy Recovery Corporation's incinerator under a contract expiring in 2003. As noted above, the Town of Hampden has delayed the construction of the newest permitted cell of this site by failing to issue a construction permit in a timely manner. Although the Company will consider legal remedies in the event the Town continues to obstruct expansion, there can be no assurance the Company will prevail. The Penobscot Energy Recovery Corporation's incinerator is owned by a limited partnership in which KTI holds a 70.36% ownership interest.

NCES. The NCES landfill, located in Bethlehem, New Hampshire, serves the northern and central New Hampshire waste sheds and portions of the Maine and Vermont waste sheds. The Town of Bethlehem has adopted a zoning ordinance which precludes the `expansion of any existing landfills'. The Company has contested this ordinance vigorously. See Part I, Item 3, `Legal Proceedings' for details of these proceedings.

Waste USA. The Waste USA landfill is located in Coventry, Vermont and serves the northern two-thirds of Vermont.

Clinton County. The Clinton County landfill, located in Schuyler Falls, New York, is leased by the Company from Clinton County, New York pursuant to a 25-year capital lease which expires in 2021. Under the lease, the Company is generally obligated to expand the landfill at its own cost. Under the terms of the lease, the Clinton County landfill cannot receive waste from certain geographic regions in New York. The facility has a permitted capacity of 140,000 tons per year. Under the lease, the Company is responsible for operating the landfill in compliance with all applicable environmental laws, including without limitation, possessing and complying with all necessary permits and licenses. The Company must indemnify the County for all liabilities resulting from any violations of those laws (exclusive of violations based on pre-existing conditions, which remain the responsibility of the County and with respect to which the County indemnifies the Company). In addition, the Company is responsible for the composition of waste deposited at the landfill during the lease term, regardless of the Company's knowledge or monitoring efforts. The lease gives the Company full physical and managerial control over an unlined landfill on the site, which was operated by the Company from July 1996 through July 1997, while the lined landfill was under construction. Clinton County has agreed to indemnify the Company for environmental liabilities arising from the unlined landfill prior to its operation by the Company. The Company was responsible for the closure of the unlined landfill, and post-closure care is the responsibility of the County. The Company completed the closure and capping activities at this landfill in September 1997. The Company is also responsible for performing certain cleanup work with respect to the unlined landfill and has agreed to absorb the resulting costs subject to satisfactory construction of the lined portion. The Company is responsible for both closure and post-closure care with respect to the lined landfill upon exhaustion of the corresponding airspace.

Hyland. The Hyland landfill, located in Angelica, New York in Allegany County, serves the Company's Western Region. The Town of Angelica has adopted a local ordinance seeking to restrict the manner in which the Company may operate or expand this facility. For a full explanation, see Part I, Item 3, "Legal Proceedings".

Hakes. This facility is located in Campbell, New York. The first cell of this facility is currently under construction and is projected to be open in September 1999.

Portland. This facility, acquired on April 30, 1999 as part of the Westfield Disposal merger, is located in Portland, New York. The facility is currently under construction and is projected to re-open in October 1999.

The Company also owns and/or operated five unlined landfills, which are not currently in operation. All of these landfills have been closed and environmentally capped by the Company. One of the unlined landfills, a municipal landfill which is adjacent to the Subtitle D Clinton County landfill being operated by the Company, was operated by the Company from July 1996 through July 1997. The Company completed the closure and capping activities at this landfill in September 1997, and is indemnified by Clinton County for environmental liabilities arising from such landfill prior to the Company's operation.

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

Solid Waste Collection

The Company's 38 solid waste collection divisions served over 500,000 commercial, industrial and residential customers at July 15, 1999. During fiscal 1999, approximately 49% of the solid waste collected by the Company was delivered for disposal at its landfills. The Company's collection operations are generally conducted within a 125-mile radius of its landfills. A majority of the Company's commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

Transfer Station Services

The Company operated 51 transfer stations as of July 15, 1999, of which 31 were owned by the Company and 20 were operated under contracts with municipalities. The transfer stations receive, compact and transfer solid waste collected primarily from the Company's various collection operations to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by: (i) increasing the size of the waste shed which has access to the Company's landfills; (ii) reducing costs by improving utilization of collection personnel and equipment; and (iii) building relationships with municipalities that may lead to future business opportunities, including privatization of the municipality's waste management services.

Recycling Services

The Company has sought to position itself to provide recycling services to customers who are willing to pay for the cost of the recycling service. Depending on the terms of the individual customer contracts and the level of recovered material commodity prices, the proceeds generated from reselling the recycled materials are occasionally shared between the Company and its customers. In addition, the Company has adopted a pricing strategy of charging collection and processing fees for recycling volume collected from its customers. By structuring its recycling service program in this way, the Company has sought to reduce its exposure to commodity price risk with respect to the recycled materials.

As of July 15, 1999 the Company operated 16 recycling processing facilities. The Company processes more than 20 classes of recyclable materials originating from the municipal solid waste stream, including cardboard, office paper, containers and bottles. The Company's recycling operations are concentrated principally in Vermont, as the public sector in other states in the Company's service area has generally taken primary responsibility for recycling efforts. At July 15, 1999, the Company employed one commodity sales manager to develop end markets, and had 80 employees in the recycling facilities to support the processing of approximately 70,000 tons of recyclable materials annually.

Waste Tire Processing and Other Services

The Company's waste tire processing facility, located in Eliot, Maine, has the capacity to process approximately 3.5 million tires per year and generates tire derived fuel, which the Company sells to paper mills for consumption as a supplemental energy source for boiler fuel. In June 1997, the Company was selected by the State of Maine to process an estimated 2.5 million tires over an 18-month period. Because of continuing losses in the Company's waste tire processing facility, in the fourth quarter of fiscal 1998 the Company wrote-down the carrying value of the tire processing facility in the amount of $971,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2(j) of Notes to Consolidated Financial Statements.

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

Marketing and Sales

The Company has a coordinated marketing and sales strategy which is formulated at the corporate level and implemented at the divisional level. The Company markets its services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. As of July 15, 1999, the Company had 35 division managers, 3 sales managers and 42 direct sales representatives. The Company also obtains new customers from referral sources, its general reputation and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

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

Employees

At July 15, 1999, the Company employed approximately 1,401 full-time employees, including approximately 115 professionals or managers, approximately 1,076 employees involved in collection, transfer and disposal operations, and approximately 210 sales, clerical, data processing or other administrative employees.

On October 30, 1998, the Company merged with Waste Stream (see `Recent Developments') . Prior to the merger the employees of Waste Stream's Malone, New York location had voted in favor of representation by Chauffeurs, Teamsters, Warehousemen and Helpers Union (`Teamsters') Local #687, but at that time they did not have an approved, ratified contract with Waste Stream. Negotiations between the represented employees and the Company are ongoing.

On May 11, 1999 a petition for representation was filed with the National Labor Relations Board by Teamsters Local #597 on Casella Transportation, Inc. On June 25, 1999 the employees of Casella Transportation, Inc. rejected the measure to select union representation.

On July 1, 1999 the Company acquired Resource Waste Systems, Inc. The drivers at Resource Waste Systems, Inc. are represented by the National Industries Union Local #88 and the Teamsters Local #379.

Through a labor utilization agreement, the Company utilizes the services of Clinton County employees at the Clinton County landfill. The Clinton County employees are represented by a labor union.

The Company is aware of no other organizational efforts among its employees. The Company believes that its relations with its employees are good.

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

Effective July 1, 1999, the Company has established a Captive Insurance Company, `Casella Insurance Company', through which it is self-insured for Workman's Compensation coverage. The Company's maximum exposure under this plan is $250,000 per individual event, $2.7 million total, after which reinsurance takes effect and limits the Company's exposure.

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

Executive Officers and Other Key Employees of the Company

The executive officers and other key employees of the Company, their positions, and their ages as of July 15, 1999 are as follows:

              Name                      Age       Position
              ----                      ---       --------

Executive Officers
------------------

John W. Casella                         48        President, Chief Executive Officer, Chairman of
                                                  the Board of Directors and Secretary

Douglas R. Casella                      43        Vice Chairman of the Board of Directors

James W. Bohlig                         53        Senior Vice President and Chief Operating
                                                  Officer, Director

Jerry S. Cifor                          38        Senior Vice President and Chief Financial Officer,
                                                  Treasurer

Other Key Employees
-------------------

Michael P. Barrett                      45        Vice President, Transportation, Liquid Waste and Recycling

Christopher M. DesRoches                41        Vice President, Sales and Marketing

Joseph S. Fusco                         35        Vice President, Communications

James M. Hiltner                        35        Regional Vice President

Michael Holmes                          44        Regional Vice President

Larry B. Lackey                         38        Vice President, Permits, Compliance and
                                                  Engineering

Alan N. Sabino                          39        Regional Vice President

Gary Simmons                            49        Vice President, Fleet Management


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

Douglas R. Casella founded Casella Waste Management, Inc. in 1975, and has been a director of that company since that time. He has served as Vice Chairman of the Board of Directors of the Company since 1993 and has been President of Casella Waste Management, Inc. since 1975. Since 1989, Mr. Casella has been President of Casella Construction, a company owned by Mr. Casella and John W. Casella which specializes in general contracting, soil excavation and related heavy equipment work. Mr. Casella attended the University of Wisconsin's College of Engineering continuing education programs in sanitary landfill design, ground water remediation, landfill gas and leachate management and geosynthetics. Mr. Casella is the brother of John W. Casella.

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

Michael P. Barrett has served as Vice President, Transportation and Recycling of the Company since January 1997. In 1998 Mr. Barrett became Vice President of Liquid Waste Services. From June 1991 to January 1997, Mr. Barrett served as the Company's Division Manager for Transfer Stations, Recycling and Rutland Hauling.

Christopher M. DesRoches has served as Vice President, Sales and Marketing of the Company since November 1996. From January 1989 to November 1996, he was a regional vice president of sales of Waste Management, Inc., a solid waste management company. Mr. DesRoches is a graduate of Arizona State University.

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

Other than the landfills, the principal fixed assets used by the Company in its solid waste collection and landfill operations included, at July 15, 1999, approximately 1,402 collection vehicles, 195 pieces of heavy equipment and 261 support vehicles. At July 15, 1999, transfer station operations included 51 transfer stations, 31 of which are owned and 20 of which are leased and/or operated under agreements expiring between 1999 and 2021.

At July 15, 1999, the Company utilized 16 recycling facilities in its service areas, of which seven are owned and nine are leased and/or operated under agreements expiring between 1999 and 2021.

The Company owns and operates a 46-acre tire processing facility located in Eliot, Maine, consisting of storage facilities, tire shredding machines and a scale and receiving area.

The Company's facility in Rutland, Vermont, consisting of approximately 10,000 square feet utilized for the Company's headquarters, and its solid waste collection, maintenance and septic hauling facility located in Montpelier, Vermont, consisting of an aggregate of approximately 24,000 square feet, are leased from Casella Associates, a company owned by John and Douglas Casella.

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

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company, and by a decision dated July 13, 1998, the court granted the Company's motion for a preliminary injunction. On September 9, 1998, the Town of Angelica filed a Notice of Appeal but has not yet perfected that appeal. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of certain industrial wastes at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company began accepting waste at the Hyland facility on July 22, 1998, and is in active settlement negotiations with the town.

The Company's wholly-owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's landfill beyond its currently permitted capacity. The Town has taken the position that NCES may not expand the landfill beyond Stage II, Phase I, which has reached capacity. NCES sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES sought compensation under state law for the inverse condemnation of its property.

On October 23, 1998, the Town filed a petition for injunctive and declaratory relief against NCES. The Town's petition sought to enjoin NCES's construction of Stage II, Phase II of the landfill and to prevent any further expansion as violative of the above-noted Town zoning ordinance. The construction of Stage II, Phase II was proceeding at that time pursuant to a construction permit issued by the New Hampshire Department of Environmental Services (NHDES) on September 15, 1998. On October 30, 1998, the court entered a preliminary injunction requiring NCES to suspend construction of Stage II, Phase II. When the Town failed to post an injunction bond, however, the court permitted NCES to complete and cover the liner system in Stage II, Phase II, before the onset of winter.

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

The Grafton Superior Court issued its order on NCES's first eight claims and the Town's request for a permanent injunction and declaratory relief on February 1, 1999. The court declined to decide whether the Town's zoning ordinance is valid; rather, the court held that NCES had appropriated a 51-acre tract of land comprised of a 10-acre and a 41-acre parcel for landfilling purposes. Stage II, Phase II is within the 51-acre tract. The court also found that NCES had obtained permission to operate its landfill facility on this 51-acre tract prior to the enactment of the challenged zoning ordinance and held that the ordinance did not apply to NCES's operation of its landfill facility on this tract. Consequently, the court held that the Town lacked authority to enforce the zoning ordinance against NCES with respect to the 51-acre tract and denied the Town's petition in its entirety. The court did not decide the validity of the zoning ordinance as it relates to 36 acres adjoining the 51-acre tract after finding that NCES had not demonstrated a present intent to develop this property for landfilling. Consequently, NCES's ability to use this 36 acres for landfilling remains unresolved.

On February 10, 1999, the Town moved the Grafton Superior Court to clarify and reconsider its order. On March 22, 1999, the court denied reconsideration but offered some clarification which did not result in any substantive change in its earlier order. On April 20, 1999, the Town filed a notice of appeal with the New Hampshire Supreme Court seeking review of the superior court's order. NCES filed a notice of cross-appeal on April 29, 1999.

Concurrently, on March 24, 1999, a special interest group, Environmental Action for Northern New Hampshire, Inc. ("EANNH") sought to intervene before the superior court. The reason EANNH gave for seeking intervention was to introduce evidence which it claimed showed that there were size limitations on the landfill implicit in the land-use approvals obtained by NCES's predecessors in 1976 and 1986. The superior court denied EANNH intervention on April 22, 1999, and on May 24, 1999, EANNH appealed the denial of intervention to the New Hampshire Supreme Court.

The Town's notice of appeal centers on its argument that there were implied limitations upon the size of the landfill that could be operated by NCES and its predecessors under the land-use approvals granted by the Town in 1976 and 1986. NCES's cross-appeal seeks a determination that it has all local approvals necessary to landfill throughout the entire 87-acre parcel, that the Town's restrictive zoning ordinance is unlawful for several reasons, and that the Town's attempted enforcement of the zoning ordinance was in bad faith, entitling NCES to its attorney's fees.

The New Hampshire Supreme Court has yet to accept any of the appeals. NCES has filed a motion for summary disposition of EANNH's appeal, but there has yet to be a ruling on that motion. NCES has also learned that a second special interest group, AWARE, Inc., intends to seek AMICUS CURIAE status so it may submit briefs to the Supreme Court in support of the Town's appeal.

The sole issue remaining before the superior court is the lawfulness of the financial exactions imposed in 1986 by the Town as a condition of land-use approval. These exactions consist of a discounted tipping fee for Town solid waste and a per-ton payment to the Town for all solid waste originating from outside the Town and deposited at the landfill. NCES stopped complying with the exactions in October of 1998. NCES and the Town have filed cross-motions for summary judgment respecting the enforceability of the exactions and are awaiting a ruling. Whatever the court's decision, NCES expects an appeal.

In a separate but related matter, the Waste Management Division of NHDES ("WMD") issued operating approval to NCES for Stage II, Phase II of the landfill on March 25, 1999. NCES has been landfilling in Stage II, Phase II since that time. On April 23, 1999, EANNH appealed the operating approval to the Waste Management Council, an appellate administrative body with jurisdiction to review certain decisions of the WMD. EANNH has contended on its appeal that the operating approval should be suspended because the superior court's order in NCES's favor is on appeal and hence not final. EANNH has also argued that NCES misled the WMD into issuing the operating approval by certifying that it had all local approvals necessary to operate Stage II, Phase II when the order establishing this proposition was on appeal.

NCES has filed a motion to dismiss EANNH's appeal to the Waste Management Council on the ground that the Council lacks jurisdiction over the appeal and that EANNH lacks standing to assert it. The Office of the Attorney General of the State of New Hampshire has joined in that motion. In the alternative, NCES has sought a stay of the Council proceedings pending the outcome of the Supreme Court appeal. EANNH has agreed to a stay provided there is a suspension of the operating approval during the pendency of the Supreme Court appeal. NCES has objected to any such suspension.

The Company offers no prediction of the outcome of any of the proceedings described above.

In addition to the foregoing, the Company may periodically become subject to various judicial and administrative proceedings involving Federal, state or local agencies in the normal course of its business and as a result of the extensive governmental regulation of the waste industry. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, there is no current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 1999.

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

Period                                                       High             Low
------                                                       ----             ---
Fiscal 1998
     Second quarter (commencing October 29, 1997)        $    22.75     $     20.25
     Third quarter ..............................        $    26.375    $     19.00
     Fourth quarter .............................        $    34.00     $     23.75
Fiscal 1999
     First quarter ..............................        $    30.75     $     24.375
     Second quarter .............................        $    34.00     $     24.00
     Third quarter ..............................        $    39.00     $     24.625
     Fourth quarter .............................        $    26.625    $     17.25
Fiscal 2000
     First quarter (through July 15, 1999) ......        $    26.50     $     19.0625

On July 15, 1999, the high and low sale prices per share of the Company's Class A Common Stock as quoted on the Nasdaq National Market were $26.0625 and $25.50, respectively. As of July 15, 1999 there were approximately 221 holders of record of the Company's Class A Common Stock and two holders of record of the Company's Class B Common Stock.

The closing price for the Class A Common Stock on July 15, 1999 was $26.00. For purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.

No dividends have ever been declared or paid on the Company's capital stock and the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company's credit facility restricts the payment of dividends.

Sales of Unregistered Securities

No unregistered securities of the Company were sold by the Company during the fiscal year ended April 30, 1999 that were not previously reported by the Company in its quarterly reports on Form 10-Q.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to the Company's consolidated statements of operations and cash flows for the fiscal years ended April 30, 1997, 1998 and 1999, and the consolidated balance sheets as of April 30, 1998 and 1999 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 1995 and 1996 and the consolidated balance sheet data as of April 30, 1995, 1996 and 1997 are derived in part from the Company's consolidated financial statements not included in this annual report. The Selected Historical Information presented below, has been restated to reflect mergers completed by the Company during the current fiscal year, in transactions accounted for as poolings of interests as more fully discussed in note(1) below. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

                           Casella Waste Systems, Inc.
               Selected Consolidated Financial and Operating Data
                      (In thousands, except per share data)

                                                                         FISCAL YEAR ENDED APRIL 30,
                                                                                RESTATED(1)
                                                        1995          1996              1997               1998             1999
                                                        ----          ----              ----               ----             ----
Statement of Operations Data:

Revenues                                          $  38,633         $  58,247         $ 102,545         $ 140,191         $ 173,418
Cost of operations                                   23,631            35,244            64,654            86,670            99,869
General and administrative                            6,065            10,374            16,053            20,495            25,598
Merger-related costs                                      -                 -                 0               290             1,951
Depreciation and amortization                         6,106             9,180            15,310            19,819            24,836
Loss on impairment of long-lived assets                   -                 -                 0             1,571                 0
                                                  ---------         ---------         ---------         ---------         ---------

Operating income                                      2,831             3,449             6,528            11,346            21,164

Interest expense, net                                 2,067             3,275             4,928             7,245             4,924
Other expense (income), net                            (116)             (103)              847              (334)             (369)
                                                  ---------         ---------         ---------         ---------         ---------

Income (loss) before provision
   (benefit) for income taxes
   and extraordinary items                              880               277               753             4,435            16,609
Provision (benefit) for income
   taxes                                                222               148               680             2,510             7,510
Extraordinary items, net                                  -               326                 -                 -                 -
                                                  ---------         ---------         ---------         ---------         ---------
Net income (loss)                                 $     658         $    (197)        $      73         $   1,925         $   9,099
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------

Accretion of preferred stock
   and put warrants                                  (2,380)           (2,967)           (8,530)           (5,738)               (0)
                                                  ---------         ---------         ---------         ---------         ---------

Net income (loss) applicable
   to common stockholders                         $  (1,722)        $  (3,164)        $  (8,457)        $  (3,813)        $   9,099
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------

Basic net income (loss) per common share          $   (0.45)        $   (0.75)        $   (1.63)        $   (0.42)        $    0.62
Basic weighted average common
   shares outstanding (2)                             3,822             4,201             5,185             9,184            14,782

Diluted net income (loss) per common share        $   (0.45)        $   (0.75)        $   (1.63)        $   (0.42)        $    0.58
Diluted weighted average common
   shares outstanding (2)                             3,822             4,201             5,185             9,184            15,637

Other Operating Data:

Capital Expenditures                              $   4,590         $  12,293         $  20,050         $  28,126         $  47,723
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------

Other Data:

Cash flows from operating activities              $   6,650         $   9,826         $  17,283         $  21,100         $  38,069
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------

Cash flows from investing activities              ($  9,347)        ($ 29,547)        ($ 55,720)        ($ 59,973)        ($ 88,463)
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------
Cash flows from financing activities              $   3,178         $  19,135         $  39,299         $  39,300         $  51,180
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------
Adjusted EBITDA (3)                               $   8,937         $  12,629         $  21,838         $  32,736         $  46,000
                                                  ---------         ---------         ---------         ---------         ---------
                                                  ---------         ---------         ---------         ---------         ---------





Balance Sheet Data:

Cash and cash equivalents                         $   1,433         $     847         $   2,704         $   3,131        $   3,917
Working capital (deficit)                              (866)           (1,907)           (4,787)            3,845            7,755
Property and equipment, net                          27,215            43,138            74,906            89,582          124,377
Total assets                                         45,607            72,732           152,298           202,414          270,209
Long-term obligations, less
   current maturities                                22,914            25,909            81,502            81,438           80,013
Redeemable preferred stock                                0            22,896            31,426                 0                0
Redeemable put warrants (4)                           3,142               400               400                 0                0
Total stockholders' equity
   (deficit)                                            129              (235)            3,325            83,743          150,396

(1) The Company has restated the selected historical financial information for all periods presented to reflect the mergers with Waste Stream and Northern Sanitation, consummated during the year ended April 30, 1999, accounted for as poolings of interests. The Company has restated the selected historical financial information for the fiscal years ended April 30, 1997, 1998 and 1999, to reflect the mergers with NEI and Westfield Disposal, consumated during the year ended April 30, 1999, accounted for as poolings of interests. See Note 3 of the Notes to Consolidated Financial Statements.

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(3) Adjusted EBITDA is defined as operating income plus depreciation and amortization and loss on impairment of long-lived assets. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities, each as determined in accordance with GAAP. Moreover, Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. The Company believes that adjusted EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that adjusted EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditure and working capital requirements. Because adjusted EBITDA is not calculated by all companies and analysts in the same fashion, the adjusted EBITDA measures presented by the Company may not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating adjusted EBITDA data, investors should consider, among other factors: the non-GAAP nature of adjusted EBITDA data; actual cash flows; the actual availability of funds for debt service; capital expenditures and working capital; and the comparability of the Company's adjusted EBITDA data to similarly-titled measures reported by other companies. For more information about the Company's cash flows, see the Consolidated Statement of Cash Flows in the Company's Consolidated Financial Statements.

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

OVERVIEW

The Company is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, upstate New York, Massachusetts and northern Pennsylvania. The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies.

The Company's revenues have increased from $38.6 million for the fiscal year ended April 30, 1995, to $173.4 million for the fiscal year ended April 30, 1999. From May 1, 1994 through April 30, 1999, the Company acquired 132 solid waste collection, transfer and disposal operations. Between May 1 and July 15, 1999, the Company acquired an additional nine such businesses. All but six of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations. In December 1997 the Company acquired a waste collection and transfer operation in a transaction recorded as a pooling of interests. During the fiscal year ended April 30, 1999 the Company acquired five waste collection, transfer and disposal operations in transactions accounted for as poolings of interest. Under the rules governing poolings of interest, the prior period and year to date financial statements of the Company have been restated for all prior years to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all periods presented in the accompanying financial statements.

This Annual Report and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled `Certain Factors That May Affect Future Results'. The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

GENERAL

The Company's revenues are attributable primarily to fees charged to customers for solid waste collection, disposal, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's landfill and transfer customers are under one-year to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities and from the sale of tire derived fuel. Other revenues consist primarily of revenue from waste tire tipping fees, and septic/liquid waste operations. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in fiscal 1998 and fiscal 1999 is primarily attributable to the impact of the Company's acquisition of collection businesses during these periods, as well as to internal growth through price and business volume increases. The decrease in the Company's landfill revenues and in the Company's transfer revenues as a percentage of revenues in fiscal 1998 and fiscal 1999 is mainly due to a proportionately greater increase in collection and other revenues occurring as the result of acquisitions in those areas; also, as the Company acquires collection businesses from which it previously had derived transfer or disposal revenues, the acquired revenues are recorded by the Company as collection revenues.

                                  % OF REVENUES

                              YEAR ENDED APRIL 30,

                                       1997              1998              1999
                                     ------            ------            ------

Collection ...............             76.4%             77.7%             80.5%
Landfill .................             12.0              10.3               8.4
Transfer .................              5.1               4.9               4.6
Recycling ................              5.5               5.5               5.9
Other ....................              1.0               1.6               0.6
                                     ------            ------            ------

Total Revenues ...........            100.0%            100.0%            100%
                                     ------            ------            ------
                                     ------            ------            ------


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

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful lives of the assets using the straight line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight line method. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a $0 net book value, and does not apply a salvage value to any of its fixed assets.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship that certain items from the

Company's Consolidated Financial Statements bear in relation to revenues.

                                                               % OF REVENUES

                                                            YEAR ENDED APRIL 30,
                                                      1997           1998            1999
                                                    ------         ------          ------

Revenues ...................................           100.0%         100.0%          100.0%
Cost of operations .........................            63.0           61.8            57.6
General and administrative .................            15.7           14.6            14.8
Merger related costs .......................             0.0            0.2             1.1
Depreciation and amortization ..............            14.9           14.2            14.3
Loss on impairment of long-lived assets ....             0.0            1.1             0.0
                                                      ------         ------          ------

Operating income ...........................             6.4            8.1            12.2
Interest expense, net ......................             4.8            5.1             2.9
Other (income) expenses, net ...............             0.8           (0.2)           (0.2)
Provision for income taxes .................             0.7            1.8             4.3
                                                      ------         ------          ------

Net income (loss)                                        0.1            1.4             5.2
                                                      ------         ------          ------
                                                      ------         ------          ------


Adjusted EBITDA* ...........................            21.3%          23.4%           26.5%
                                                      ------         ------          ------
                                                      ------         ------          ------


* See discussion and computation of adjusted EBITDA below.

FISCAL YEAR ENDED APRIL 30, 1999 VERSUS APRIL 30, 1998

Revenues. Revenues increased $33.2 million, or 23.7%, to $173.4 million in fiscal 1999 from $140.2 million in fiscal 1998. Approximately $23.6 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1998 and fiscal 1999. In addition, approximately $9.6 million of the increase was attributable to internal volume and price growth (net of the negative impact of lower average recycled commodity processing in fiscal 1999 compared to fiscal 1998).

Cost of Operations. Cost of operations increased approximately $13.2 million, or 15.2%, to $99.9 million in fiscal 1999 from $86.7 million in fiscal 1998, an increase corresponding primarily to the Company's revenue growth described above. Cost of operations as a percentage of revenues decreased to 57.6% in fiscal 1999 from 61.8% in fiscal 1998. The decrease was primarily the result of:
(i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998 and 1999; (ii) margin improvements because of price increases in fiscal 1998 and 1999 and (iii) higher landfill internalization due to the Hyland landfill becoming operational in July, 1998.

General and Administrative. General and administrative expenses increased approximately $5.1 million, or 24.9%, to $25.6 million in fiscal 1999 from $20.5 million in fiscal 1998. General and administrative expenses as a percentage of revenues increased to 14.8% in fiscal 1999 from 14.6% in fiscal 1998 due primarily to an increase in management information systems spending and public company expenditures for a full year in fiscal 1999 compared to a partial year in fiscal 1998.

Merger-Related Costs. Merger-related costs consists of legal, engineering, accounting and other costs associated with the various poolings of interests consummated during fiscal 1998 and 1999. One such transaction occurred during fiscal 1998 and five occurred fiscal 1999, resulting in an increase of $1.7 million or 573%. Merger-related costs as a percentage of revenue increased from 0.2% in fiscal 1998 to 1.1% in fiscal 1999.

Depreciation and Amortization. Depreciation and amortization expense increased $5.0 million, or 25.3%, to $24.8 million in fiscal 1999 from $19.8 million in fiscal 1998. As a percentage of revenues, depreciation and amortization expense increased to 14.3% in fiscal 1999 from 14.2% in fiscal 1998. The increase in depreciation and amortization expense as a percentage of revenues was primarily the result of: (i) higher rates of disposal internalization due to the opening of the Hyland landfill, (ii) higher landfill volumes in fiscal 1999 compared to fiscal 1998, resulting in higher landfill amortization expense, and
(iii) front end loader conversions resulting in double container depreciation charges at certain locations.

Loss on Impairment of Long-Lived Assets. The Company recognized losses on impairment of long-lived assets in the fourth quarter of fiscal 1998 in the amount of $1.6 million. The impairment charges were non-cash charges to write down the assets of the Company's waste tire processing facility in Eliot, Maine and the Grasslands composting facility in Malone, New York to their fair market values as of April 30, 1998.

Interest expense, net. Net interest expense decreased approximately $2.3 million, or 32.0% to $4.9 million in fiscal 1999 from $7.2 million in fiscal 1998. This decrease primarily reflects decreased average indebtedness in fiscal 1999, resulting from debt payoffs following the public stock offerings in October 1997 and July 1998, from the increased use of the Company's Class A common stock in effecting acquisitions, and from improved collections efforts. Days sales in accounts receivable was 45.3 at April 30, 1999 compared to 50.3 at April 30, 1998. The Company capitalized a total of $0.5 million in interest expense in fiscal 1999, compared to a total of $0.1 million in fiscal 1998.

Other (income) expense, net. Net other (income) expense was not material to the Company's results of operations in fiscal 1998 and 1999.

Provision for income taxes. Provision for income taxes increased approximately $5.0 million, or 199.2%, to $7.5 million in fiscal 1999 from $2.5 million in fiscal 1998. This increase reflects the Company's increase in profitability in fiscal 1999 compared to fiscal 1998. Among the factors causing income tax expense as a percentage of pre-tax net income to vary materially from year to year are: (i) the recording of a fixed asset impairment charge in fiscal 1998 which was non-deductible for income tax purposes, and (ii) poolings of interest resulting in prior period restatements of entities not liable for federal income tax due to subchapter S status.

FISCAL YEAR ENDED APRIL 30, 1998 VERSUS APRIL 30, 1997

Revenues. Revenues increased $37.6 million, or 36.7%, to $140.2 million in fiscal 1998 from $102.5 million in fiscal 1997. Approximately $33.4 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1997 and fiscal 1998. In addition, approximately $3.8 million of the increase was attributable to internal volume and price growth. The balance of the increase of approximately $400,000 was due to higher average recyclable commodity prices in fiscal 1998 compared to fiscal 1997.

Cost of operations. Cost of operations increased $22.0 million, or 34.1%, to $86.7 million in fiscal 1998 from $64.7 million in fiscal 1997, an increase corresponding primarily to the Company's revenue growth described above. Cost of operations as a percentage of revenues decreased to 61.8% in fiscal 1998 from 63.0% in fiscal 1997. The decrease was primarily the result of: (i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998, and (ii) margin improvements because of price increases in fiscal 1998.

General and administrative. General and administrative expenses increased approximately $4.4 million, or 27.7%, to $20.5 million in fiscal 1998 from $16.1 million in fiscal 1997. General and administrative expenses as a percentage of revenues decreased to 14.6% in fiscal 1998 from 15.7% in fiscal 1997 due to improved economies of scale related to the significant increase in revenues, and operating enhancements made to certain acquired operations.

Depreciation and amortization. Depreciation and amortization expense increased approximately $4.5 million, or 29.5%, to $19.8 million in fiscal 1998 compared to $15.3 million in fiscal 1997. As a percentage of revenues, depreciation and amortization expense decreased to 14.2% during fiscal 1998 from 14.9% in fiscal 1997. The decrease in depreciation and amortization expense as a percentage of revenues was primarily the result of an increase in the Company's collection operations as a percentage of total revenues in fiscal 1998, which generally have lower depreciation and amortization expenses than other operations.

Interest expense, net. Net interest expense increased approximately $2.3 million, or 47.0%, to $7.2 million in fiscal 1998 from $4.9 million in fiscal 1997. This increase primarily reflects increased indebtedness incurred in connection with acquisitions and capital expenditures.

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

Provision for income taxes. Provision for income taxes increased approximately $1.8 million, or 269.1%, to $2.5 million in fiscal 1998 from $680,000 in fiscal 1997. Among the factors causing income tax expense as a percentage of pre-tax net income to vary materially from year to year are: (i) the recording of a fixed asset impairment charge in fiscal 1998 which was non-deductible for income tax purposes and (ii) poolings of interest resulting in prior period restatements of entities not liable for federal income due to subchapter S status.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $7.8 million at April 30, 1999 compared to $3.8 million positive net working capital at April 30, 1998.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. Subject to the following paragraph, this revolving line of credit matures in January, 2003. Funds available to the Company under the line of credit were $78 million at April 30, 1999.

As a result of its announced merger with KTI, the Company is required to obtain a new line of credit within 30 days after the closing of the merger or August 31, 1999, whichever is earlier. The Company is currently seeking a new five-year revolving line of credit of $350 million to $400 million. The syndication of this credit facility was not complete as of July 15, 1999.

In July 1998 the Company completed a follow-on public offering of 2,060,587 shares of its Class A Common Stock at $27.25 per share. In addition, as part of this same offering, 1,470,580 shares of the Company's Class A Common Stock were sold by certain selling shareholders at $27.25 per share. The Company's proceeds of the offering, net of underwriters' discounts and issuance costs were $52,231,490. The proceeds were used for debt reduction, acquisitions and other general corporate purposes.

As part of the July 1998 public stock offering the Company registered an additional 2,000,000 shares of its class A common stock as a `shelf' registration. The intended use of these additional registered but unissued shares is as an additional source of capital for the Company's acquisition policy. As of April 30, 1999, 990,042 shares of the Company's class A common stock had been issued pursuant to this registration statement.

The Company believes that its cash provided internally from operations together with the Company's available credit facilities and anticipated new credit facility should enable it to meet its needs for working capital for the next twelve months. In addition, the Company also plans to file a new shelf registration statement following the KTI merger for use in connection with its acquisition program.

Net cash provided by operations for the fiscal years ended April 30, 1999 and April 30, 1998 was $38.1 million and $21.1 million, respectively. The increase was primarily due to the increase in the Company's net income for the 1999 fiscal year, together with an increase in depreciation and amortization and an increase in the Company's accrued closure and post closure costs. The increase in the closure/post closure accrual is due to the completion in the 1998 fiscal year of work required to close an unlined cell at the Clinton County landfill and at stage one of the Company's NCES landfill.

Net cash provided by operations in fiscal 1998 increased to $21.1 million from $17.3 million in fiscal 1997 primarily due to increases in net income, depreciation and amortization, asset impairment charges and deferred income tax provisions, offset by decreases in accrued closure/post closure costs and in the Company's working capital.

For fiscal 1999 and fiscal 1998, cash used in investing activities was $88.5 million and $60.0 million, respectively. The increase in investing activities reflects the Company's capital expenditure and capital needs for acquisitions which have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions.

For fiscal 1999 and fiscal 1998, the Company's financing activities provided cash of $51.2 million and $39.3 million, respectively. Net cash provided by financing activities was $39.3 million in the fiscal year ended April 30, 1997. The net cash provided by financing activities in the fiscal years ended April 30, 1999 and 1998 primarily reflects the net proceeds of the public stock offerings and borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in fiscal 1997 reflects primarily bank borrowings and seller subordinated notes, less principal payments on debt.

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

YEAR 2000 ISSUES

The approach of the year 2000 has raised concerns about the ability of information technology systems and non-information technology systems, primarily computer software programs, to properly recognize and process date-sensitive information with respect to the Year 2000.

The Company has undertaken a Year 2000 project, comprised of four phases, to address these concerns. Phase one, which has been completed, consisted of awareness, Year 2000 planning, preparing a written plan, management approval and support. Phase two involved the evaluation of all systems and equipment, including hardware, software, security and voice mail, with respect to Year 2000 compliance. The completion date for phase two was June 30, 1999. Phase three involves addressing any deficiencies identified in Phase two, and the anticipated completion date is July 31, 1999. Phase four involves the validation and testing of all systems and equipment, and the anticipated completion date is August 31, 1999. The Company has performed, and continues to perform routine updates of all software and hardware systems to facilitate Year 2000 compliance.

The Company has completed numerous acquisitions in recent months, and the information systems of a limited number of these acquired operations have not yet been fully integrated with the Company's information systems. This integration of the completed acquisitions is expected to occur by July 31, 1999. The Company continues to make acquisitions as an integral component of its growth strategy. There is no assurance that the information systems of all acquired operations, particularly those acquisitions completed in the latter portion of calendar 1999, will be Year 2000 compliant by December 31, 1999.

The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems, and all internal productivity software. The Company has been informed by the respective vendors that all application software is fully Year 2000 compliant.

The Company's banking arrangement is with an international banking institution which has informed the Company that it is taking all necessary steps to insure its customers uninterrupted service throughout applicable Year 2000 time frames. The Company's payroll is out-sourced by the largest provider of third-party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

The Company is currently in the process of replacing all older personal computers and servers. There are two servers and 25 additional personal computers that will be replaced, 16 of which will be for the weight-measurement systems. The two servers will be replaced within the first quarter of fiscal 2000 (ending July 31, 1999). The Company has identified a vendor for the weight-measurement systems and is in the final stage of evaluating its software offering. The Company anticipates implementing the product within three months of acceptance of it, which the Company expects will be in the first quarter of fiscal 2000.

The Company currently plans a final testing of all systems in the second quarter of fiscal 2000 (ending October 31, 1999) and expects to be fully Year 2000 compliant by the end of that fiscal quarter.

The Company has expended approximately $1.2 million dollars over the last eighteen months to address hardware and software-related Year 2000 compliance issues, principally through the implementation of a new frame network system. A portion of this investment is attributable to integrating information systems of companies that the Company has acquired. Once the Company has finished negotiations with the weight-measurement vendor, the Company will be able to determine the remaining budget requirements for the Year 2000 compliance project. The Company will use funds from current operations or the Company's line of credit to meet Year 2000 remediation expenses.

No single customer represents more than one percent of the Company's revenues, and we do not expect any material adverse effect on the Company's revenues in the event an individual customer experiences Year 2000 problems.

In addition, the Company does not believe the Year 2000 noncompliance of the Company's suppliers of goods and services, other than as specifically discussed above, would have a material adverse effect on the Company's revenues and results of operations. Accordingly, the Company has not sought assurances of Year 2000 compliance from these other vendors.

The Company expects to begin its evaluation of its most reasonably likely worst case scenarios with respect to the Year 2000 in the second quarter of fiscal 2000. Based upon the results of that evaluation, the Company will determine an appropriate contingency plan, which the Company believes would be implemented in the second and third quarters of fiscal 2000.

ADJUSTED EBITDA

Adjusted EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense and loss on impairment of long-lived assets. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.


                                                FISCAL YEAR ENDED APRIL 30,
                                                          RESTATED
                                            1997           1998            1999
                                            ----           ----            ----
                                                     (in thousands)
Operating income .................        $ 6,528         $11,346         $21,164
Depreciation and amortization ....         15,310          19,819          24,836
Loss on impairment of long-lived
   assets (1) ....................              0           1,571               0
                                          -------         -------         -------

Adjusted EBITDA ..................        $21,838         $32,736         $46,000
                                          -------         -------         -------
                                          -------         -------         -------


EBITDA as a percentage of revenues           21.3%           23.4%           26.5%


(1) See Note 2 of Notes to Consolidated Financial Statements.

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

The Company is party to an Agreement and Plan of Merger with KTI, Inc. There can be no assurance that the merger will take place on the anticipated timetable, if at all, or if it does, that management will be able to integrate KTI's operations effectively into the Company and that the merger will result in the synergies and other benefits anticipated by the two companies.

In connection with the merger with KTI, the Company will be required to obtain a new credit facility within 30 days following the earlier of the closing of the merger or August 31, 1999. Although the Company is in the process of negotiating a new credit facility, there can be no assurance that it will obtain such a credit facility in the amount, or on the timetable, sought by the Company. In the event that it is unable to obtain a sufficient credit facility, the Company would be required to repay its current credit facility. The Company does not have sufficient funds to repay the outstanding balance of the existing credit facility in the event a new credit facility is not obtained on a timely basis. If the Company cannot obtain a new credit facility on favorable terms within the required time period its acquisition program, results of operations and financial condition would be materially and adversely affected.

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

The Company's results of operations could be adversely affected by changing prices or market conditions for recycled materials. The purchase and resale prices of and market demand for recycled materials has been and could continue to be volatile. These changes in the past have contributed and may in the future continue to contribute to variability in the Company's period-to-period results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to interest rate fluctuation risk with regards to its variable rate revolving credit facility. To modify the risk from these possible interest-rate fluctuations, the Company enters into hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

On January 21, 1998 the Company entered into a three-year interest rate swap agreement (the Swap Agreement) with a bank. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its revolving credit facility from a floating rate to a fixed rate until the expiration of the Swap Agreement. The Swap Agreement effectively fixes the Company's interest rate on the notional amount of $45,000,000 at 5.8% per annum. The Company is exposed to interest rate risk on the balance of its revolving line of credit balance which exceeds the swap amount of $45,000,000. Based on the amount due on the Company's line of credit at April 30, 1999, a 1% increase in effective interest rates would reduce the Company's net income before income taxes by $273,650. In addition, in the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk on the entire balance in the event the variable interest rate paid was to exceed the fixed rate paid under the terms of the swap agreement. The remainder of the Company's debt is at fixed rates and not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1998 and 1999, and the related consolidated statements of operations, redeemable preferred stock, redeemable put warrants and stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Boston, Massachusetts
June 18, 1999

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                April 30,         April 30,
                                                                  1998              1999
                                    ASSETS                     (Restated)
                                    ------            ----------------------      ---------
CURRENT ASSETS:
   Cash and Cash Equivalents                                          $3,131        $3,917
   Restricted Cash - Closure Fund Escrow                                 304           524
   Accounts Receivable-trade, less allowance
      for doubtful accounts of $1,283 and $1,430.                     19,602        21,809
   Refundable Income Taxes                                               921         2,010
   Prepaid Income Taxes                                                  866         1,016
   Prepaid Expenses                                                    1,219         1,397
   Other Current Assets                                                  931         1,106
                                                                    --------      --------

      Total Current Assets                                            26,974        31,779

PROPERTY AND EQUIPMENT, at Cost:
   Land and Land Held for Investment                                   8,106         6,291
   Landfills                                                          34,276        50,736
   Landfill Development                                                3,319         7,559
   Buildings and Improvements                                         15,019        23,247
   Machinery and Equipment                                            12,813        22,517
   Rolling Stock                                                      46,271        55,229
   Containers                                                         16,079        24,945
                                                                    --------      --------

                                                                     135,883       190,524
Less - Accumulated Depreciation and
   Amortization                                                       46,301        66,147
                                                                    --------      --------

      Property and Equipment, net                                     89,582       124,377
                                                                    --------      --------

OTHER ASSETS:
   Intangible Assets, net                                             80,041       103,494
   Restricted Funds - Closure Fund Escrow                              3,865         4,834
   Other Assets                                                        1,952         5,725
                                                                    --------      --------

                                                                      85,858       114,053
                                                                    --------      --------

                                                                    $202,414      $270,209
                                                                    --------      --------
                                                                    --------      --------



The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)


                                                                    April 30,                April 30,
                            LIABILITIES and                           1998                     1999
                          STOCKHOLDERS EQUITY                      (Restated)
                          -------------------             ----------------------             ---------
CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt                              $4,249                     $3,351
   Current Maturities of Capital Lease Obligations                      481                        402
   Accounts Payable                                                  12,334                     13,915
   Accrued Payroll and Related Expenses                                 625                        733
   Accrued Closure and Postclosure Costs, Current
      Portion                                                           374                        330
   Deferred Revenue                                                   2,087                      2,580
   Other Accrued Expenses                                             2,979                      2,713
                                                                   --------                   --------

      Total Current Liabilities                                      23,129                     24,024

Long-Term Debt, Less Current Maturities                              80,353                     78,559
                                                                   --------                   --------

Capital Lease Obligations, Less Current Maturities                    1,085                      1,454
                                                                   --------                   --------

Deferred Income Taxes                                                 3,913                      5,710
                                                                   --------                   --------

Accrued Closure and Postclosure Costs, less
      Current Portion                                                 6,731                      9,672
                                                                   --------                   --------

Other Long-Term Liabilities                                           3,460                        394
                                                                   --------                   --------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred Stock -
      Authorized - 1,000,000 Shares
      Issued and Outstanding - No shares as of April 30, 1998
          and 1999, respectively.                                       --                          --
   Class A Common Stock -
      Authorized - 100,000,000 Shares, $.01 par value
      Issued and Outstanding - 11,795,000 and
         14,506,000 shares, as of April 30, 1998 and 1999,
         respectively.                                                  118                        145
   Class B Common Stock -
      Authorized - 1,000,000 Shares, $.01 par value;
         10 Votes per Share.
      Issued and Outstanding - 988,000 shares, as of April 30,
         1998 and 1999, respectively.                                    10                         10
   Additional Paid-In Capital                                        96,385                    154,720
   Accumulated Deficit                                              (12,770)                    (4,479)
                                                                   --------                   --------

Total Stockholders' Equity                                           83,743                    150,396
                                                                   --------                   --------

                                                                   $202,414                   $270,209
                                                                   --------                   --------
                                                                   --------                   --------


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                          Fiscal Year Ended April 30,
                                                          ---------------------------

                                                      1997           1998           1999
                                                   (Restated)     (Restated)
                                                     -------        -------

Revenues                                            $ 102,545      $ 140,191      $ 173,418
                                                    ---------      ---------      ---------

Operating Expenses:
Cost of Operations                                     64,654         86,670         99,869
General and Administrative                             16,053         20,495         25,598
Merger-Related Costs                                        0            290          1,951
Depreciation and Amortization                          15,310         19,819         24,836
Loss on Impairment of Long-Lived Assets                     0          1,571              0
                                                    ---------      ---------      ---------

                                                       96,017        128,845        152,254
                                                    ---------      ---------      ---------

Operating Income                                        6,528         11,346         21,164

Other (Income) Expenses:
Interest Income                                          (284)          (262)           (73)

Interest Expense                                        5,212          7,507          4,997
Other Expense (Income), net                               847           (334)          (369)
                                                    ---------      ---------      ---------

                                                        5,775          6,911          4,555
                                                    ---------      ---------      ---------

Income Before Provision for Income Taxes                  753          4,435         16,609
Provision for Income Taxes                                680          2,510          7,510
                                                    ---------      ---------      ---------

Net Income                                                 73          1,925          9,099
Accretion of Preferred Stock and Put Warrants          (8,530)        (5,738)            (0)
                                                    ---------      ---------      ---------

Net Income (Loss) Applicable to Common

   Stockholders                                     ($  8,457)     ($  3,813)     $   9,099
                                                    ---------      ---------      ---------
                                                    ---------      ---------      ---------


Basic net income (loss) per Common Share            ($   1.63)     ($   0.42)     $    0.62
                                                    ---------      ---------      ---------
                                                    ---------      ---------      ---------


Basic weighted average Common Shares
   outstanding                                          5,185          9,184         14,782
                                                    ---------      ---------      ---------
                                                    ---------      ---------      ---------


Diluted net income (loss) per Common Share          ($   1.63)     ($   0.42)     $    0.58
                                                    ---------      ---------      ---------
                                                    ---------      ---------      ---------


Diluted weighted average Common Shares
   outstanding                                          5,185          9,184         15,637
                                                    ---------      ---------      ---------
                                                    ---------      ---------      ---------


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT
                   WARRANTS AND STOCKHOLDERS EQUITY (DEFICIT)
                                 (In thousands)


                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
                                                                     Redeemable Preferred Stock
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
                                       Series A               Series B                   Series C              Series D
                                 Number    Redemption    Number     Redemption    Number     Redemption   Number     Redemption
                               of Shares      Value     of Shares      Value      of Shares     Value     of Shares     Value
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
Balance, April 30, 1996            517       $2,376       1,295       $5,956          424      $2,017       1,922     $12,547
Adjustments in Connection
  with Poolings of Interests
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
Adjusted Balance,
  April 30, 1996                   517       $2,376       1,295       $5,956          424      $2,017       1,922     $12,547
Issuance of Class A
  Common Stock in various
  acquisitions
Accretion of preferred
  stock                                       1,262                    3,162                      204                   3,902
Equity Transactions/
  Adjustments to Poolings
Net Income
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
Balance, April 30, 1997            517        3,638       1,295        9,118          424       2,221       1,922      16,449
Issuance of Class A Common
  Stock-Net of Issuance
  Costs
Issuance of Class A Common
  Stock in Various
  Acquisitions, Net of
  Retirements
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options
Exercise and Call of
  Put Warrants
Accretion of Preferred




  Stock and Issuance
  Costs                                        707                    1,770                      749                   2,287
Conversion of Convertible
  Preferred Stock                (517)      (4,345)     (1,295)     (10,888)                              (1,922)    (18,736)
Redemption of Mandatorily
  Redeemable Preferred Stock                                                        (424)     (2,970)
Conversion of class B
  common into class A
Equity Transactions/
  Adjustments to Poolings
Net Income
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
Balance, April 30, 1998              0           $0           0           $0            0          $0           0          $0
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
Issuance of Class A Common
  Stock-Net of
  Issuance Costs
Issuance of Class A Common
  Stock in Connection with
  Exercise of Warrants/Options
Tax Benefit of Stock
  Options Exercised
Equity Transactions/
  Adjustments to Poolings
Net Income
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- -----------
Balance, April 30, 1999              0           $0           0           $0            0          $0           0          $0
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- --------
                              -----------  -----------  ----------- -----------  ----------- ------------ ---------- --------

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT
                   WARRANTS AND STOCKHOLDERS EQUITY (DEFICIT)
                                 (In thousands)


                               ------------ ----------- ----------  ------------ ---------  ---------- ---------  ----------------
                                                                          Stockholders' Equity (Deficit)
                                             -------------------------------------------------------------------------------------
                                                                                                       Retained
                                                Class A Common Stock  Class B Common Stock  Additional Earnings      Total Stock-
                                Redeemable  ----------------------------------------------  Paid - in  (Accumulated  holders Equity
                               Put Warrants # of Shares Par Value   # of Shares  Par Value  Capital    Deficit)      (Deficit)
                               ------------ ----------- ----------  ------------ ---------  ---------- ------------  --------------
                                          |
Balance, April 30, 1996           $400    |     2,398      $24           1,000        $10      $1,087    $(1,996)       $(875)
Adjustments in Connection                 |
  with Poolings of Interests              |     1,272       13                                    484      2,458        2,955
                                 -----    |----------   ------       ---------     ------   ---------   --------     --------
Adjusted Balance,                         |
  April 30, 1996                   400    |     3,670       37           1,000         10       1,571        462        2,080
Issuance of Class A                       |
  Common Stock in various                 |
  acquisitions                            |       756        8                                  9,367                   9,375
Accretion of preferred                    |
  stock                                   |                                                               (8,530)      (8,530)
Equity Transactions/                      |
  Adjustments to Poolings                 |       304        3                                    522       (198)         327
Net Income                                |                                                                   73           73
                                 -----    |----------   ------       ---------     ------     -------   --------     --------
Balance, April 30, 1997            400    |     4,730       48           1,000         10      11,460     (8,193)       3,325
Issuance of Common A                      |
  Stock-Net of                            |
  Issuance Costs                          |     3,000       30                                 48,428                  48,458
Issuance of Common A                      |
  Stock-in Various                        |       103        1                                  1,599                   1,600
  Acquisitions, Net of                    |
  Retirements                             |
Issuance of Class A Common                |
  Stock in Connection with                |
  Exercise of Warrants/Options            |       192        2                                    716                     718
Exercise and Call of                      |
  Redeemable Put Warrants        (400)    |        25                                             250       (225)          25
Accretion of Preferred                    |




                                         |
  Stock and Issuance                     |
  Costs                                  |                                                                  (5,513)     (5,513)
Conversion of Convertible                |
  Preferred Stock                        |      3,733       37                                 33,932                   33,969
Redemption of Mandatorily                |
  Redeemable Preferred Stock             |
Conversion of class B                    |
    common into class A                  |         12                  (12)                                                   0
Equity Transactions/                     |
    Adjustments to Poolings              |                                                                    (764)        (764)
Net Income                               |                                                                   1,925        1,925
                                         |
                             ------------|------------- -----------  ------------ ----------  ---------- ---------  -----------
Balance, April 30, 1998             $0   |     11,795     $118          988        $10        $96,385     ($12,770)     $83,743
                             ------------|------------- -----------  ------------ ----------  ---------- ---------  -----------
Issuance of Common A                     |
  Stock-Publicly Traded-Net              |
  of Issuance Costs                      |      2,061       20                                 52,211                    52,231
Issuance of class A                      |
  common stock in connection             |
  with exercise of warrants/             |
  options                                |        582        6                                  3,805                     3,811
Tax Benefit of Stock                     |
  Options Exercised                      |                                                      2,220                     2,220
Equity Transactions/                     |
  Adjustments to Poolings                |         68        1                                     99         (808)        (708)
Net Income                               |                                                                   9,099        9,099
                             ------------|------------- -----------  ------------ ----------  ---------- ---------  -----------
Balance, April 30, 1999             $0   |     14,506     $145          988        $10        $154,720     $(4,479)    $150,396
                             ------------|------------- -----------  ------------ ----------  ---------- ---------  -----------
                             ------------|------------- -----------  ------------ ----------  ---------- ---------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                            Fiscal Year Ended April 30,
                                                            ---------------------------

                                                          1997              1998          1999
                                                        Restated          Restated
                                                     ---------------    ---------------
Cash Flows from Operating Activities:
   Net income                                             $      73      $   1,925      $   9,099
                                                          ---------      ---------      ---------

   Adjustments to reconcile net income
     to net cash provided by operating activities -
   Depreciation and amortization                             15,310         19,819         24,836
   Loss on impairment of long-lived assets                        0          1,571              0
   (Gain) loss on sale of assets                                313           (335)             3
   Provision for deferred income taxes                          139          2,237          1,647
   Non-cash employee compensation                                 0             60              0
   Changes in assets and liabilities, net of
     effects of acquisitions -
         Accounts receivable                                 (4,106)        (1,083)        (1,630)
         Refundable income taxes                               (189)          (474)        (1,089)
         Accounts payable                                     6,121            759          1,204
         Accrued closure and postclosure costs                  336         (1,763)         2,094
         Other current assets and liabilities                  (714)        (1,616)         1,905
                                                          ---------      ---------      ---------

                                                             17,210         19,175         28,970
                                                          ---------      ---------      ---------

            Net cash provided by operating activities        17,283         21,100         38,069
                                                          ---------      ---------      ---------

Cash Flows from Investing Activities:
   Acquisitions, net of cash acquired                       (35,225)       (35,793)       (33,336)
   Additions to property and equipment                      (20,050)       (28,126)       (47,723)
   Proceeds from sale of equipment                              166          1,182            587
   Restricted funds - closure fund escrow                      (625)           698         (1,189)
   Other                                                         14          2,066         (6,802)
                                                          ---------      ---------      ---------

            Net cash used in investing activities           (55,720)       (59,973)       (88,463)
                                                          ---------      ---------      ---------

Cash Flows from Financing Activities:
   Deferred debt acquisition costs                             (400)             0              0
   Proceeds from issuance of common stock                       525         48,455         52,231
   Proceeds from exercise of stock warrants/options               0            869          3,811
   Equity Transactions of pooled Entities                      (245)          (701)           147
   Call of redeemable put warrants                                0           (525)             0
   Redemption of Series C Preferred Stock                         0         (2,970)             0
   Proceeds from long-term borrowings                        48,017        160,797         65,800
   Principal payments on long-term debt                      (8,598)      (166,625)       (70,809)
                                                            ---------      ---------      ---------

            Net cash provided by financing activities        39,299         39,300         51,180
                                                          ---------      ---------      ---------


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                         Fiscal Year Ended April 30,
                                                         ---------------------------

                                                       1997           1998            1999
                                                     Restated        Restated

                                                   ----------       ----------
Continued -
Net increase in cash and cash equivalents                   862           427           786
Cash and cash equivalents, beginning of year              1,842         2,704         3,131
                                                       --------      --------      --------

Cash and cash equivalents, end of year                 $  2,704      $  3,131      $  3,917
                                                       --------      --------      --------
                                                       --------      --------      --------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for -

     Interest                                          $  4,890      $  7,857      $  5,633
                                                       --------      --------      --------
                                                       --------      --------      --------


     Income taxes                                      $    826      $    672      $  6,952
                                                       --------      --------      --------
                                                       --------      --------      --------


Supplemental Disclosures of Non Cash Investing
And Financing Activities:
   Summary of entities acquired -
     Fair market value of assets acquired              $ 67,106      $ 42,554      $ 36,210
     Common stock issued                                 (9,374)       (1,603)            0
     Cash paid, Net                                     (35,225)      (35,793)      (33,336)
                                                       --------      --------      --------

        Liabilities assumed and notes payable to
          sellers                                      $ 22,507      $  5,158      $  2,874
                                                       --------      --------      --------
                                                       --------      --------      --------


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Casella Waste Systems, Inc. (the Company or Casella), a Delaware corporation, is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services in Vermont, New Hampshire, Maine, upstate New York, northern Pennsylvania and Massachusetts.

As of June 18, 1999, the Company owned and/or operated five subtitle D landfills, two landfills permitted to accept construction and demolition materials, 50 transfer stations, 15 recycling processing facilities, and 39 solid and liquid waste collection divisions, which collectively serve over 500,000 commercial, industrial and residential customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(d)  Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables approximate their respective fair values. The Company's debt instruments that are outstanding as of April 30, 1999 have carrying values that approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

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

(g)  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:


                                                           Estimated
           Asset Classification                          Useful Life
           --------------------                          -----------
           Buildings and improvements                     10-35 years
           Machinery and equipment                         2-15 years
           Rolling stock                                   1-12 years
           Containers                                      2-12 years


The cost of maintenance and repairs is charged to operations as incurred. Depreciation expense for the years ended April 30, 1997, 1998 and 1999 was $8,544,000, $10,491,000 and $13,599,000 respectively.

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 1997, 1998 and 1999 was $182,000, $136,000 and $530,000 respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and probable to be permitted capacity. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel and consider the information provided by surveys which are performed at least annually.

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

The states in which the Company operates require a certain portion of these accrued closure and postclosure obligations to be funded at any point in time. Accordingly, the Company has placed $4,169,000 and $5,357,000 at April 30, 1998 and 1999, respectively, in restricted investment accounts to fund these future obligations.

In addition, the Company has been required to post a surety bond or bank letter of credit to secure its obligations to close its landfills in accordance with environmental regulations. At April 30, 1999, the Company had provided one letter of credit totaling $1,307,000, expiring on April 15, 2000, to secure the Company's landfill closure obligations.

(i)  Intangible Assets

Intangible assets at April 30, 1998 and 1999 consist of the following (in thousands):


                                                                     April 30,
                                                                     ---------

                                                               1998              1999
                                                               ----              ----
       Goodwill                                              $74,662           $100,037
       Covenants not to compete                                8,941             12,456
       Customer lists                                            420                562
       Deferred debt acquisition costs and other               1,879              1,704
                                                             -------           --------

                                                              85,902            114,759
       Less--accumulated amortization                          5,861             11,265
                                                             -------           --------

                                                             $80,041           $103,494
                                                             -------           --------
                                                             -------           --------


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

(j)  Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," the Company evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets when events and circumstances have occurred that indicate potential impairment of such assets. The assessment is based on estimated undiscounted cash flows to be generated from each asset as compared to its carrying value. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to their fair market value.

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

The primary assets associated with this site include real estate, tire processing and other equipment, and goodwill. The Company recognized a $971,000 non-cash pre-tax charge related to the impairment of these assets during fiscal 1998. The impairment charge was computed as the difference between the April 30, 1998 carrying value of the affected assets, and their fair market value as of that date. The fair market value of the affected assets is computed in accordance with SFAS No. 121 as the discounted projected future net cash inflows.

In addition, during fiscal 1998, Waste Stream recognized a $600,000 non-cash pretax charge related to the impairment of certain assets located at its Grasslands facility. The impairment charge was computed as the difference between the April 30, 1998 carrying value of the affected assets, and the fair value at that time. Generally, fair value represents the Company's discounted projected future cash inflows from the use of the asset or group of assets.

(k)  Income Taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(l)  Earnings per Share

During 1997, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share" and retroactively restated all prior periods in accordance with SFAS
No. 128. In accordance with SFAS No. 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method and other dilutive securities unless the effect is antidilutive. The following is a reconciliation of shares outstanding used to compute basic and diluted earnings (loss) per share (in thousands):


                                                                Year Ended April 30,
                                                                --------------------

                                                          1997         1998         1999
                                                          ----         ----         ----

Number of shares outstanding, end of period:
        Class A Common Stock                             4,729       11,795       14,506
        Class B Common Stock                             1,000          988          988
Effect of weighting the average shares
        outstanding during the period                     (544)      (3,599)        (712)
                                                       -------      -------      -------

Basic shares outstanding                                 5,185        9,184       14,782

Potentially dilutive shares                                  -            -          855
                                                       -------      -------      -------

Diluted shares outstanding                               5,185        9,184       15,637
                                                       -------      -------      -------
                                                       -------      -------      -------


Potentially dilutive shares are excluded from diluted shares outstanding for the years ended April 30, 1997 and 1998 because they are anti-dilutive due to the losses of the Company. The number of potentially dilutive shares excluded from the earnings per share calculation was 4,480,000 and 3,045,000 for the years ended April 30, 1997 and 1998, respectively.

(m)      Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". Statement 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted Statement 130 effective May 1, 1998 and there was no effect on the Company's financial statements upon adoption.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). The Company does not believe this statement will have a material impact on the consolidated balance sheet or statement of operations.

3.      BUSINESS COMBINATIONS

(a)  Transactions Recorded as Poolings of Interests

During 1999, the Company completed several mergers in business combinations recorded as pooling of interests. Accordingly, the accompanying financial statements have been restated to include these businesses for all periods presented. The Company issued the following shares of Class A Common Stock in connection with the mergers:


        Merger                  Date             Shares Issued
        ------                  ----             -------------

     Waste Stream          October 29, 1998         701,461
     Northern Sanitation   December 23, 1998        220,964
     NEI                   April 30, 1999           105,052(1)
     Westfield             April 30, 1999           244,082


---------------
(1) Shares issued are exclusive of up to 59,450 shares issuable following an indemnification period, as defined.


Revenues and net income have been restated for these acquisitions accounted for as poolings of interests, as presented in the following table (in thousands):


                                 Casella                     Casella,
                                 Before        1999            As
                                 Poolings      Poolings      Restated
                               -----------    ----------    ----------
Year ended April 30, 1997
  Revenues                      $  79,532      $ 23,013      $ 102,545
  Net income (loss)                  (419)          492             73

Year ended April 30, 1998
  Revenues                        118,067        22,124        140,191
  Net income (loss)                 2,657          (732)         1,925

Year ended April 30, 1999
  Revenues                        156,133        17,285        173,418
  Net income (loss)                10,199        (1,100)         9,099


All of the pooled entities had fiscal year ends of December 31 and, subsequent to the poolings, changed their year ends to conform with that of the Company. For the calendar quarter ended March 31, 1997, $480,524 in revenues and $47,034 in net income were excluded from results of operations in order to conform the accounting period of the pooled companies with that of the Company. For the month ended January 31, 1998 $717,767 in revenues and $66,485 in net income were excluded from results of operations. For the month ended January 31, 1999 $209,399 in revenues and $124,027 in net loss were excluded from results of operations. Retained earnings was increased by $47,034 and $66,485 in the fiscal years ended April 30, 1997 and 1998 respectively and decreased by $124,027 during the year ended April 30, 1999 in order to effect these changes. Cash flows resulting from the periods excluded from results of operation discussed above are immaterial and have been included in the Statement of Cash Flows.

On September 4, 1998 the Company completed its merger with Hakes C & D Disposal, Inc. (Hakes) in a business combination recorded as a pooling of interests. The Company issued 67,617 shares of its class A common stock for all of the outstanding stock of Hakes. This transaction has been accounted for as an immaterial pooling. Accordingly, retained earnings has been adjusted to reflect the accumulated deficit of Hakes on the acquisition date, and prior periods have not been restated.

(b)  Transactions Recorded as Purchases

During fiscal 1997, the Company completed 25 acquisitions, including the 25-year capital lease of a landfill. During fiscal 1998, the Company acquired 33 solid waste hauling operations, exclusive of the All Cycle merger accounted for as a pooling of interests. During fiscal 1999, the Company acquired 50 solid waste hauling operations, exclusive of the pooling transactions discussed above. These transactions were accounted for as purchases. Accordingly, the operating results of these businesses are included in the Consolidated Statements of Operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The purchase prices allocated to the net assets acquired were as follows (in thousands):


                                                       Fiscal Year Ended April 30,
                                                       ---------------------------

                                                    1997          1998          1999
                                                --------      --------      --------
Accounts receivable and prepaid expenses        $  4,127      $  2,923      $    613
Investments--restricted                              450             0             0
Landfills                                          8,013             0             0
Property and equipment                            17,378         9,105        10,768
Covenants not to compete and customer lists        2,445         2,498         2,681
Goodwill                                          34,694        28,028        22,148
Deferred taxes                                       (73)          (75)            0
Debt and notes payable                            (6,709)       (2,650)       (2,607)
Other liabilities assumed                        (15,726)       (2,433)         (267)
                                                --------      --------      --------

     Total consideration                        $ 44,599      $ 37,396      $ 33,336
                                                --------      --------      --------
                                                --------      --------      --------



The following unaudited pro forma combined information (in thousands except for per share information) shows the results of the Company's operations for the years ended April 30, 1998 and 1999 as if all of the companies acquired in 1998 and 1999 accounted for using the purchase method were acquired as of May 1, 1997.


                                                                                                   Year Ended
                                                                                                   ----------

                                                                                           4/30/98               4/30/99
                                                                                           -------               -------
Revenues                                                                                  $179,152               $184,146
Operating Income                                                                            13,053                 21,918
Net Income (Loss)                                                                           (3,813)                 8,996
Diluted income (loss) per common share                                                      ($0.42)                  $.58

Weighted average diluted shares outstanding                                                  9,184                 15,637

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

4.    LONG-TERM DEBT

Long-term debt as of April 30, 1998 and 1999 consists of the following (in thousands):


                                                                                                          April 30,
                                                                                                          ---------

                                                                                                     1998            1999
                                                                                                     ----            ----
    Advances on revolving credit facility, which provides for advances of up to
     $150,000,000, due January 12, 2003. Interest on outstanding advances accrues at the election of the Company at either the bank's base rate
     (7.75% at April 30, 1999), or LIBOR plus a percentage (6.03% at April 30,
     1999), based on a pricing grid, payable monthly in arrears. The interest rate is subject to adjustment under the Swap Agreement described below.
     The debt is collateralized by all assets of the Company, whether now
     owned or hereafter acquired.                                                                    $64,150        $72,365

    Notes payable in connection with businesses acquired, bearing interest at rates of 6% to 10% (weighted-average interest at 6.3% and 5.7%, respectively), due in monthly installments ranging from $882 to $17,500,
     expiring May 1999 through November 2004                                                           5,548          3,361

    Payments due to Clinton County, discounted at
     4.75%, due in quarterly installments of $375,046
     through March 2003                                                                                6,645          5,438

   Notes payable, secured by assets purchased                                                          8,259            746
                                                                                                     -------        -------

                                                                                                      84,602         81,910

    Less--current portion                                                                              4,249          3,351
                                                                                                     -------        -------

                                                                                                     $80,353        $78,559
                                                                                                     -------        -------
                                                                                                     -------        -------


On January 21, 1998 the Company entered into a three-year interest rate swap agreement (the Swap Agreement) with a bank. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its revolving credit facility from a floating rate to a fixed rate until the expiration of the Swap Agreement. The Swap Agreement effectively fixes the Company's interest rate on the notional amount of $45,000,000 to 5.8% per annum. Net monthly payments or monthly receipts under the Swap Agreement are recorded as adjustments to interest expense. The Company paid $163,000 and $174,000 under this agreement during the years ended April 30, 1998 and 1999, respectively. The fair market value of the the Company's interest rate swap, based on the estimated termination value at April 30, 1998 and 1999 was $1.1 million and $0.7 million, respectively. In the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk on the entire amount outstanding.

The revolving credit facility contains certain covenants that, among other things, restrict dividends or stock repurchases, limit capital expenditures and annual operating lease payments, and set minimum fixed charges, interest coverage and leverage ratios and minimum consolidated adjusted net worth requirements. As of April 30, 1999, the Company was in compliance with all covenants.

As of April 30, 1999, debt matures as follows (Amounts in thousands):

              Year Ending April 30,

                               2000                                  $3,351
                               2001                                   2,328
                               2002                                   1,767
                               2003                                  74,148
                               2004                                     264
                               Thereafter                                52
                                                                    -------

                                                                    $81,910
                                                                    -------
                                                                    -------


5. COMMITMENTS AND CONTINGENCIES

(a)  Leases

The following is a schedule of future minimum lease payments (in thousands), together with the present value of the net minimum lease payments under capital leases, as of April 30, 1999.


                                                                    Operating                         Capital
                                                                      Leases                          Leases
                                                                      ------                          ------


              Year Ended April 30,
              2000                                                    $658                               $479
              2001                                                     527                                478
              2002                                                     419                                460
              2003                                                     261                                460
              2004                                                     488                                165
              Thereafter                                             1,179                              - 0 -
                                                                     -----                              -----

              Total minimum lease payments                           3,532                              2,042
                                                                     -----
                                                                     -----

              Less--amount representing interest                                                         (186)
                                                                                                        -----

                                                                                                        1,856
              Current maturities of capital lease obligations                                             402
                                                                                                        -----

              Present value of long-term capital lease obligations                                     $1,454
                                                                                                       ------
                                                                                                       ------


The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 1998 and 1999.

The Company leases operating facilities and equipment under operating leases with monthly payments ranging from $5 to $11,000.

Total rent expense under operating leases charged to operations was $1,298,000, $1,500,000 and $1,873,000 for each of the three years ended April 30, 1997, 1998 and 1999 respectively.

(b)  Legal Proceedings

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

(d)  Sawyer Landfill Royalty Payments

In connection with an acquisition, the Company agreed to pay to the seller a royalty for certain additional permitted landfill capacity. The royalty due is equal to $2.50 per ton for the first 400,280 tons of such additional capacity and $3.50 per ton thereafter. The payments are generally due as the landfill is utilized except that at the time of the successful permitting, the first
51 million of royalties becomes immediately due and payable. This amount may be taken in cash or stock or an equivalent per share price of $6.55. This option is at the election of the seller and is only available for the first royalty payment.

As of April 30, 1999, all permits required for expansion of the site have been obtained from the appropriate State of Maine authorities. The required permits and licenses have not been obtained from the Town of Hampden, Maine. Therefore, the initial Royalty Payment is not due as of April 30, 1999.

6. STOCKHOLDERS' EQUITY

(a)  Public Offerings

In November 1997, the Company completed an initial public offering of 3,000,000 shares of its Class A Common Stock (the "IPO") for proceeds of 42,428,000, net of underwriters discount and offering expenses. In accordance with the terms of the Company's agreements: (i) the Series A and Series B Redeemable Preferred Stock with warrants exercisable for Class A Common Stock (Series A and Series B, respectively) were automatically redeemed and the redemption price was applied to the exercise price of the warrants;
(ii) the Series D Convertible Preferred Stock (Series D) was converted automatically into shares of Class A Common Stock; and (iii) the Series C Mandatorily Redeemable Preferred Stock (Series C) was redeemed at its stated redemption price of $7.00 per share.

Up to the date of the IPO, the Company had been accreting the difference between the carrying value and the redemption value using the effective interest method through the earliest redemption date for the Series A, B, C and D Preferred Stock.

In July 1998 the Company completed a public offering of 2,060,587 shares of its Class A Common Stock at $27.25 per share. In addition, as part of this same offering, 1,470,580 shares of the Company's Class A Common Stock were sold by certain selling shareholders at $27.25 per share. The Company's proceeds of the offering, net of underwriter's discount and issuance costs were $52,232,000.

(b) Preferred Stock

The Company is authorized, with stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series. As of April 30, 1999 and 1998, respectively, no shares of Preferred Stock are outstanding.

(c)  Common Stock

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

(d)  Stock Warrants

At April 30, 1999, the Company had issued and outstanding warrants to purchase 100,300 shares of the Company's Class A Common Stock at exercise prices between $0.01 and $7.25 per share, based on the fair market value of the underlying common stock at the time of the warrants' issuance. The warrants become exercisable upon vesting and notification and expire between July 1998 and October 2003.

(e)  Put Warrants

In connection with an acquisition in April 1995, the Company issued 100,000 warrants to purchase one share each of Class A Common Stock exercisable at $6.00 per share. These warrants were putable to the Company at $4.00 per share or callable by the Company at $7.00 per share beginning in April 1997 and were initially recorded at their put price. These warrants were stated at their put price per share in the accompanying balance sheet as of April 30, 1998. During fiscal 1998 (but prior to the IPO), warrants to acquire 25,000 shares of Class A Common Stock for cash proceeds of $150,000 were exercised. During the same period the Company called the remaining 75,000 warrants in exchange for total cash consideration of $525,000. The difference between the put price and the call price was accreted through a charge to accumulated deficit at the time of the call.

(f)  Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the "1993 Option Plan") provided for the issuance of a maximum of 300,000 shares of Class A Common Stock. As of April 30, 1999, options to purchase 169,500 shares of Class A Common Stock at an average exercise price of $1.18 were outstanding under the 1993 Option Plan. No further options may be granted under this plan.

During 1994, the Company adopted a nonstatutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the "1994 Option Plan") provided for the issuance of a maximum of 150,000 shares of Class A Common Stock. Options to purchase 15,000 shares of Class A Common Stock at an average exercise price of $0.60 were outstanding under the 1994 Option Plan as of April 30, 1999. No further options may be granted under this plan.

In connection with the May 1994 Senior Note and Warrant Purchase Agreement (the "Purchase Agreement"), the Company established a nonqualified stock option pool for certain key employees. The purchase agreement established 338,000 stock options to purchase Class A Common Stock. Options to purchase 302,656 shares of Class A Common Stock at an average exercise price of $2.00 were outstanding under the Purchase Agreement as of April 30, 1999. No further options may be granted under this Agreement.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to, the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or nonstatutory options. As of April 30, 1999, a total of 392,443 options to purchase Class A Common Stock were outstanding at an average exercise price of $12.23. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the "1997 Option Plan") provides for the issuance of 2,000,000 shares of Class A Common Stock pursuant to the grant of either incentive stock options or nonstatutory options. Under the terms of the 1997 Option Plan, all authorized but unissued options under previous plans are added to the shares available under this plan. A total of 321,501 authorized but unissued shares under the 1996 Option Plan have been transferred to the 1997 Option Plan under this provision. As of April 30, 1999, options to purchase 1,081,960 shares of Class A Common Stock at an average exercise price of $26.72 were outstanding under the 1997 Option Plan.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 50,000 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 1999, options to purchase 8,000 shares of Class A Common Stock at an average exercise price of $31.25 were outstanding under the Directors' Option Plan.

Stock option activity for each of the three years ended April 30, 1997, 1998 and 1999 is as follows:

                                           Number            Weighted Average
                                          of shares            exercise price
                                          ---------            --------------
     Outstanding, April 30, 1996              788,000                $  1.63
     Granted                                  463,135                  10.52
     Terminated                                  --                      --
     Exercised                                   --                      --
                                                 --                      --
                                            ---------                 ------
     Outstanding, April 30, 1997            1,251,135                   4.92
     Granted                                  419,500                  19.90
     Terminated                               (31,000)                (15.19)
     Exercised                                (44,333)                 (1.49)
                                            ---------                 ------

     Outstanding, April 30, 1998            1,595,302                   8.75
     Granted                                  870,000                  27.68
     Terminated                                (9,033)                (11.17)
     Exercised                               (486,710)                 (6.43)
                                            ---------                 ------

     Outstanding, April 30, 1999            1,969,559                 $17.65
                                            ---------                 ------
                                            ---------                 ------
     Exercisable, April 30, 1998              985,710                 $ 4.26
                                            ---------                 ------
                                            ---------                 ------
     Exercisable, April 30, 1999            1,346,557                 $13.67
                                            ---------                 ------
                                            ---------                 ------

Set forth is a summary of options outstanding and exercisable as of April 30, 1999:

                             Options Outstanding                                        Options Exercisable
                             -------------------                                        -------------------
                                             Weighted
                                              Average               Weighted                                   Weighted
                           Number of         Remaining               Average              Number of             Average
   Range of              Outstanding        Contractual             Exercise             Exercisable           Exercise
   Exercise                 Shares          Life (Years)              Price                Options              Price
   --------                 ------          ------------              -----                -------              -----
$0.60- $2.00              462,656                4.87                $ 1.52                  462,656            $ 1.52
$4.61-$7.00               103,836                6.91                  4.61                  103,836              4.61
$12.00-$16.00             313,107                7.57                 14.16                  283,772             14.11
$18.00-$27.00             878,960                8.98                 26.02                  392,626             25.83
OVER $27.00               211,000                4.86                 29.81                  103,667             29.79
-------------           ---------                ----                ------                ---------            ------

         All            1,969,559                6.77                $17.65                1,346,557            $13.67
        ----            ---------                ----                ------                ---------            ------
        ----            ---------                ----                ------                ---------            ------



During fiscal 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for stock-based employee compensation and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended April 30, 1997, 1998 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the years ended April 30, 1997, 1998 and 1999.


                                                            April 30,
                                                            ---------

                                             1997              1998                  1999
                                             ----              ----                  ----
Risk-free interest rate                 6.84%               5.78%-6.49%           4.6%-5.68%
Expected dividend yield                 N/A                 N/A                   N/A
Expected life                           10 Years            9 years               5 years
Expected volatility                     N/A                 40.39%                52.40%



The total value of options granted during the years ended April 30, 1997, 1998 and 1999 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have decreased (increased) as reflected in the following pro forma amounts (in thousands, except for per share amounts):


                                                                                   April 30,
                                                                                   ---------

                                                           1997                       1998                     1999
                                                           ----                       ----                     ----
  Net income (loss)
     As reported                                         $(8,457)                   $(3,813)                 $9,099
     Pro forma                                           $(8,613)                   $(4,584)                 $5,019
  Net income (loss) per share of
     common stock
     As reported                                         $ (1.63)                   $ (0.42)                 $ 0.62
     Pro forma                                           $ (1.66)                   $ (0.50)                 $ 0.34


The weighted-average grant-date fair value of options granted during the years ended April 30, 1997, 1998 and 1999 is $4.56, $11.94 and $14.35, respectively.


7. INCOME TAXES


The provision (benefit) for income taxes for the years ended April 30, 1997, 1998 and 1999 consists of the following (in thousands):


                                                           April 30,
                                                           ---------

                                              1997            1998              1999
                                              ----            ----              ----
  Federal--
     Current                                  $306            $  232            $4,984
     Deferred                                  330             1,901             1,400
                                              ----            ------            ------

                                               636             2,133             6,384
                                              ----            ------            ------

  State--
     Current                                     7                41               879
     Deferred                                   37               336               247
                                              ----            ------            ------

                                                44               377             1,126
                                              ----            ------            ------


  Total                                       $680            $2,510            $7,510
                                              ----            ------            ------
                                              ----            ------            ------


The differences in the provisions for income taxes and the amounts determined by applying the Federal statutory rate of 34% to income before provision for income taxes for the years ended April 30, 1997, 1998 and 1999 are as follows (in thousands):


                                                                   Fiscal Year Ended April 30,
                                                                   ---------------------------
                                                                1997           1998          1999
                                                                ----           ----          ----
    Tax at statutory rate                                       $256          $1,508          $5,647
    State income taxes, net of federal
       benefit                                                    42             248             894
    Meals and entertainment
       disallowance                                               18              23              85
    Nondeductible goodwill                                       134             114             590
    Other, net (mainly imputed interest
       income for
       tax purposes)                                             230             617             294
                                                                ----          ------          ------


                                                                $680          $2,510          $7,510
                                                                ----          ------          ------
                                                                ----          ------          ------



Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Deferred tax assets and liabilities consist of the following at April 30, 1998 and 1999 (in thousands):


                                                                                        April 30,
                                                                                        ---------
                                                                          1998                        1999
                                                                          ----                        ----
Deferred tax assets--
       Allowance for doubtful accounts                                        $449                      $703
       Treatment of lease obligations                                           64                        59
       Accrued expenses                                                        490                       964
       Net operating loss carryforwards                                        679                       367
       Alternative minimum tax credit carryforwards                            494                       510
       Other tax carryforwards                                                 150                       - 0 -
       Other                                                                   526                       575
                                                                           -------                   -------

              Total deferred tax assets                                      2,852                     3,178
                                                                           -------                   -------

Deferred tax liabilities--
       Accelerated depreciation of property and
         Equipment                                                          (3,245)                   (5,014)
       Amortization of intangibles                                            (543)                   (1,165)
       Other                                                                (2,111)                   (1,693)
                                                                           -------                   -------

              Total deferred tax liabilities                                (5,899)                   (7,872)
                                                                           -------                   -------


          Net deferred tax liability                                       $(3,047)                  $(4,694)
                                                                           -------                   -------
                                                                           -------                   -------



At April 30, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $894,000 that expire through 2010. At April 30, 1999, the Company also has $510,000 of alternative minimum tax credit carryforwards available indefinitely to reduce any further federal income taxes payable.

8. EMPLOYEE BENEFIT PLANS

On May 1, 1996, the Company adopted the Casella Waste Systems, Inc. 401(k) Plan and appointed the First National Bank of Boston as trustee of the plan. The plan went into effect on July 1, 1996 and has a December 31 year end. Pending board approval, the Company may contribute up to $500 per individual per calendar year. Participants vest in employer contributions ratably over a three-year period. Employer contributions for the years ended April 30, 1997, 1998 and 1999 amounted to $146,000, $176,000 and $275,000 respectively.

In January, 1998 the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 300,000 shares of Class A Common Stock have been reserved for this purpose. At April 30, 1998, no shares of Class A Common Stock have been issued under this plan. During the year ended April 30, 1999 5,812 shares of Class A Common Stock were issued under this plan.

9. RELATED PARTY TRANSACTIONS

(a)  Management Services Agreement

As part of the Series D Preferred Stock transaction described in Note 7(a), the Company entered into a Management Services Agreement with certain shareholders of the Series A, Series B and Series C Preferred Stock. In consideration for certain advisory services to the Company, as defined, a management fee of approximately $22,300 per month was due. At the closing of the IPO, the agreement terminated and the total accrued management fees paid to the shareholders was $495,000.

(b)  Services

During 1997, 1998 and 1999, the Company retained the services of a related party, a company wholly owned by two of the Company's stockholders, as a contractor in closing certain landfills owned by the Company. Total purchased services charged to operations for each of the three years ended April 30, 1997, 1998 and 1999 were $2,126,000, $4,202,000 and $5,198,000 respectively, of which
$0 and $50,302 were outstanding and included in accounts payable at April 30, 1998 and 1999, respectively. In 1997, the Company entered into agreements with this company, totaling $4,065,000, to close the unlined municipal landfill which is adjacent to the Subtitle D Clinton County landfill and to close a portion of another of the Company's lined landfills. In 1998, the Company entered into agreements with this company, totaling approximately $3,000,000, to construct a portion of a landfill. In 1999, the Company entered into agreements with this company, totaling approximately $4,808,000, to construct improvements or expansions at three of its landfills.

(c)  Leases and Land Purchase

On August 1, 1993, the Company entered into three leases for operating facilities with a related party, a partnership including two of the Company's stockholders. During 1997, one of the leases was terminated early for $192,000. The remaining leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments ranging from $8,800 and $9,000 and expire in April 2003. Total interest and amortization expense charged to operations for the years ended April 30, 1997, 1998 and 1999 under these agreements was $249,000, $245,000 and $237,000 respectively.

On November 8, 1996, the Company purchased a certain plot of land from the same related party for $122,000.

(d)  Postclosure Landfill

The Company has agreed to pay the cost of postclosure on a landfill owned by certain principal stockholders. The Company paid the cost of closing this landfill in 1992, and the postclosure maintenance obligations are expected to last until 2012. In each of the three years ended April 30, 1997, 1998 and 1999, the Company paid $9,605, $3,019 and $3,161 respectively, pursuant to this agreement. As of April 30, 1999, the Company has accrued $102,000 for costs associated with its postclosure obligations.

10.      SEGMENT REPORTING

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in financial statements. In general, SFAS 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into three geographical regions:
Eastern, Central and Western. The Company's revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The table below reflects certain geographic information relating to the Company's operations (in thousands):

(In thousands)


                              Eastern      Central     Western       Corp.      Elim       Total
                              -------      -------     -------       -----      ----       -----
YEAR ENDED 4/30/97:
Outside Revenue             $  16,659    $  61,148   $  24,578   $     160   $- 0 -    $ 102,545
Interco. Revenue                1,994       16,779         453          (1)  (19,225)      - 0 -
Net Income(Loss)                 (808)       1,098         843      (1,060)   - 0 -           73
Depreciation &                  2,847       10,548       1,615         300    - 0 -       15,310
  Amortization
Interest Expense, Net           1,011        3,190       1,020        (293)   - 0 -        4,928
Capital Expenditures            4,787       13,511       1,488         264    - 0 -       20,050
Total Assets                   23,928       81,760      43,349       3,261    - 0 -      152,298

YEAR ENDED 4/30/98:
Outside Revenue             $  23,443    $  69,965   $  46,545   $     238 $  - 0 -   $ 140,191
Interco. Revenue                2,241       22,490       3,206         (14)  (27,923)      - 0 -
Net Income(Loss)               (1,697)       4,148         654      (1,180)   - 0 -        1,925
Depreciation &                  3,740       11,850       3,765         464    - 0 -       19,819
  Amortization
Merger Costs                    - 0 -          290       - 0 -       - 0 -    - 0 -          290
Impairment Charge                 971        - 0 -         600       - 0 -    - 0 -        1,571
Interest Expense, Net           1,287        3,472       3,103        (617)   - 0 -        7,245
Capital Expenditures            5,515       14,184       7,326       1,101    - 0 -       28,126
Total Assets                   29,739       99,285      66,855       6,535    - 0 -      202,414

YEAR ENDED 4/30/99:
Outside Revenue             $  29,272    $  81,400   $  62,060   $     686 $  - 0 -    $ 173,418
Interco. Revenue                2,218       28,397       6,711          (1)  (37,325)      - 0 -
Net Income(Loss)                1,644        8,368       2,333      (3,246)   - 0 -       9,099
Depreciation &                  4,665       12,430       6,910         831    - 0 -       24,836
  Amortization
Merger Costs                    - 0 -          332         546       1,073    - 0 -        1,951
Interest Expense, Net           1,412        3,933       4,055      (4,476)   - 0 -        4,924
Capital Expenditures            7,704       18,161      19,079       2,779    - 0 -       47,723
Total Assets                   40,134      115,383      99,236      15,456    - 0 -      270,209


11. SUBSEQUENT EVENTS

During the period between May 1, 1999 and June 18, 1999 the Company acquired three companies in transactions accounted for as purchases. The total value of the assets acquired was approximately $315,000, paid in cash. During this same period the Company completed one merger accounted for a pooling of interests, for which it issued 59,375 of its class A common stock.

On May 12, 1999, the Company and KTI, Inc (KTI) agreed to merge subject to a revised definitive merger agreement, originally signed on January 12, 1999, in a transaction to be accounted for as a pooling of interests. Under the terms of the revised agreement, each share of KTI will be exchanged for 0.59 shares of Casella's Class A common stock. KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under "Executive Officers of the Company" in Item 1 of Part I of this report) have been omitted from this report, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements included under Item 8:

       Report of Independent Auditors

       Consolidated Balance Sheets as of April 30, 1998 and 1999

       Consolidated Statements of Operations for the Years Ended April 30, 1997, 1998 and 1999.

       Consolidated Statements of Redeemable Preferred Stock, Redeemable Put Warrants and Stockholders Equity for the Years Ended April 30, 1997, 1998 and 1999.

       Consolidated Statements of Cash Flow for the Years Ended April 30, 1997, 1998 and 1999.

       Notes to Consolidated Financial Statements

       Item 14(a)(2) Schedule II - Valuation and Qualifying Accounts

       Schedule II - Allowance for Doubtful Accounts

       Item 14(a)(3) Exhibits:

       The following Exhibits are filed as part of this report under Item 14(c):


Exhibit
  No.     Description
  ---     -----------
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


*10.4    1997 Stock Incentive Plan.
*10.5    1997 Non-Employee Director Stock Option Plan.
*10.6    Registration Rights Agreement between the Registrant and
         Susan Olivieri and Robert MacNeil, dated January 3, 1996.
*10.7    1995 Stockholders Agreement between the Registrant and the stockholders who are a party thereto, dated as of December 22, 1995.
*10.8    1995 Registration Rights Agreement between the Registrant and the stockholders who are a party thereto, dated as of December 22, 1995.
*10.9    1995 Repurchase Agreement between the Registrant and the stockholders who are a party thereto, dated as of December 22, 1995.
*10.10   Management Services Agreement between the Registrant, BCI Growth III,
         L.P., North Atlantic Venture Fund, L.P., and Vermont Venture
         Capital Fund, L.P., dated as of December 22, 1995.
*10.11   Warrant to Purchase Common Stock of the Registrant granted to John W.
         Casella, dated as of July 26, 1993.
*10.12   Warrant to Purchase Common Stock of the Registrant granted to Douglas
         R. Casella, dated as of July 26, 1993.
*10.13   Asset Purchase Agreement by and among Kenneth H. Mead, Kerkim, Inc.
         and Casella Waste Management of N.Y., dated as of January 17, 1997.
*10.14   Reorganization Agreement by and among Kenneth H. Mead, Superior
         Disposal Services, Inc., Kensue, Inc., S.D.S. at PA, Inc. and Claws
         Refuse, Inc., dated as of January 17, 1997.
*10.15   Termination of Lease Agreement by and between Casella Associates and
         Casella Waste Management, Inc. dated September 25, 1996.
*10.16   Amended and Restated Revolving Credit and Term Loan Agreement
         between the Registrant and BankBoston, dated as of August 6,
         1997.
*10.17   Lease Agreement, as Amended, between Casella Associates and Casella
         Waste Management, Inc., dated December 9, 1994 (Rutland lease).
*10.18   Lease Agreement, as Amended, between Casella Associates and Casella
         Waste Management, Inc., dated December 9, 1994 (Montpelier lease).
*10.19   Furniture and Fixtures Lease Renewal Agreement between Casella
         Associates and Casella Waste Management, Inc., dated May 1, 1994.
*10.20   Lease, Operations and Maintenance Agreement between CV Landfill, Inc.
         and the Registrant dated June 30, 1994
*10.21   Restated Operation and Management Agreement by and between Clinton
         County (N.Y.) and the Registrant dated September 9, 1996.
*10.22   Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996.
*10.23   Lease and Option Agreement by and between Waste U.S.A., Inc. and New
         England Waste Services of Vermont, Inc., dated December 14, 1995.
*10.24   Consulting and Non-Competition Agreement between the Registrant and
         Kenneth H. Mead, dated January 23, 1997.
*10.25   Issuance of Shares by the Registrant to National Waste Industries,
         Inc., dated October 19, 1994.
10.26    Registration Rights Agreement by and among the Registrant, Joseph M.
         Winters, Andrew B. Winters, Brigid Winters, Sean Winters and Maureen
         Winters (the "All Cycle Stockholders"), dated as of December 19,
         1997. (Previously filed as part of the Company's Registration Statement filed on Form S-1 and declared effective on July 20, 1998 and hereby incorporated by reference.
10.27    Amendment No. 1 to Registration Rights Agreement by and among the
         Registrant, the All Cycle Stockholders, Winters Family Partnership
         and Goldman, Sachs & Co., dated as of June 3, 1998. (Previously filed as part of the Company's Annual Report on Form 10-K filed on
         June 25, 1998 and hereby incorporated by reference).



10.28    Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997
         (Rutland lease). (Previously filed as part of the Company's Annual
         Report on Form 10-K filed on June 25, 1998 and hereby incorporated by reference).
10.29    Amended and Restated 1997 Stock Incentive Plan (Previously filed as part of the Company's Definitive Proxy Statement filed on September 21, 1998 and hereby incorporated by reference).
10.30    Agreement and Plan of Merger dated January 12, 1999, by and among
         Casella Waste Systems, Inc., Rutland Acquisition Sub, Inc. and KTI,
         Inc. (Previously filed as part of the Company's Current Report on
         Form 8-K filed January 21, 1999 and hereby incorporated by reference).
10.31    Amendment No. 1 to Agreement and Plan of Merger (Previously filed as part of the Company's Current Report on Form 8-K filed May 13, 1999 and hereby incorporated by reference).
10.32    Amendment No. 1 to Stock Option Agreement (Previously filed as part of the Company's Current Report on Form 8-K filed May 13, 1999 and hereby incorporated by reference).
21       Subsidiaries of the Registrant.
23.1     Consent of Arthur Andersen LLP.
27.1     Financial Data Schedule - for the year ended April 30, 1999.
27.2     Financial Data Schedule - for the year ended April 30, 1998,
         Restated.
27.3     Financial Data Schedule - for the year ended April 30, 1997,
         Restated.

* Previously filed as part of the Company's Registration Statement filed on form S-1 and declared effective on October 27, 1997 and hereby incorporated by reference.

Item 14(b) Reports on Form 8-K

During the quarter ended April 30, 1999 the Company filed one report on Form
8-K:

On April 16, 1999 the Company filed a report on Form 8-K including one event under Item 5, `Other Events'. The event described was the announcement of the Company's intent to terminate its merger agreement with KTI.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CASELLA WASTE SYSTEMS, INC.

                                   By: /s/ JOHN W. CASELLA
                                   ----------------------------
                                   John W. Casella
                                   President and Chief
                                   Executive Officer

                                   Date:      July 15, 1999

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


Signature                                     Title                                           Date
---------                                     -----                                           ----
/s/   JOHN W. CASELLA                        President, Chief Executive Officer
---------------------------                  and Chairman                                     July 27, 1999
      John W. Casella


/s/    JAMES W. BOHLIG                       Senior Vice President and Chief
---------------------------                  Operating Officer, Director                      July 27, 1999
       James W. Bohlig


/s/   JERRY S. CIFOR                         Vice President and Chief Financial
---------------------------                  Officer (Principal Accounting and
      Jerry S. Cifor                         Financial Officer)                               July 27, 1999


/s/   DOUGLAS R. CASELLA                     Director                                         July 27, 1999
---------------------------
      Douglas R. Casella


/s/   JOHN F. CHAPPLE III                    Director                                         July 27, 1999
---------------------------
      John F. Chapple III


/s/   GREGORY B. PETERS                      Director                                         July 27, 1999
---------------------------
      Gregory B. Peters


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation Accounts Schedule (Schedule II), is presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

/s/ Arthur Andersen LLP

Boston, Massachusetts
June 18, 1999

FINANCIAL STATEMENT SCHEDULES

                                                    Schedule II

                                                Valuation Accounts


Allowance for Doubtful Accounts
-------------------------------
(In thousands of dollars)


                                                            Year Ended April 30,
                                                            --------------------
                                                      1997          1998         1999
                                                      ----          ----         ----
Balance at beginning of period                        $353          $722         $1,283

Additions -   Charged to expense                       332           951          1,640
              Acquisition related                      494           697            273

Deductions - Bad debts written off, net of
              Recoveries                              (457)       (1,087)        (1,766)
                                                      -----       ------         ------
Balance at end of period                              $722        $1,283         $1,430