Form 10-K/A
period 1999-04-30
CASELLA WASTE SYSTEMS INC
filed 1999-08-30
CIK 911177

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A Common Stock at the close of business on August 20, 1999 was $333,353,700.

There were 15,039,775 shares of Class A Common Stock, $.01 per share par value, of the registrant outstanding as of August 20, 1999. There were 988,200 shares of Class B Common Stock of the registrant outstanding as of August 20, 1999.

This Report on Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") by Casella Waste Systems, Inc., a Delaware corporation (together with its subsidiaries, the "Company") is being filed to amend the Company's Annual Report on Form 10-K as filed with the Commission on July 29, 1999 to include the information required by Part III of Form 10-K in accordance with General Instruction G-3 of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE
REGISTRANT.

The directors, executive officers and other key employees of the Company, their positions, and their ages as of April 30, 1999 are as follows:




              Name              Age   Position
              ----              ---   --------

Executive Officers
------------------

John W. Casella (1)             48    President, Chief Executive Officer, Chairman
                                      of the Board of Directors and Secretary

Douglas R. Casella              43    Vice Chairman of the Board of Directors

James W. Bohlig                 53    Senior Vice President and Chief Operating
                                      Officer, Director

Jerry S. Cifor                  38    Vice President and Chief Financial Officer,
                                      Treasurer

Other Key Employees
-------------------

Michael P. Barrett              45    Vice President, Transportation, Liquid Waste
                                      and Recycling

Christopher M. DesRoches        41    Vice President, Sales and Marketing

Joseph S. Fusco                 35    Vice President, Communications

James M. Hiltner                35    Regional Vice President

Michael Holmes                  44    Regional Vice President

Larry B. Lackey                 38    Vice President, Permits, Compliance and
                                      Engineering

Alan N. Sabino                  39    Regional Vice President

Gary Simmons                    49    Vice President, Fleet Management

Non-employee Directors
----------------------

Gregory B. Peters (1)(2)(3)     53    Director

John F. Chapple III (1)(2)(3)   58    Director



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


Based solely on its review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Exchange Act of 1934, or written representations from reporting persons that no Form 5 filing was required for such person, Casella believes that, during fiscal 1999, all filings required to be made by reporting persons of Casella were timely made in accordance with the requirements of the Exchange Act other than the filing of a Form 4 by Mr. Robert G. Banfield, a vice president, which reported two late transactions; the filing of a Form 4 by Mr. Michael P. Barrett, a vice president, which reported five late transactions; the filing of a Form 4 by Mr. James W. Bohlig, senior vice president, chief operating officer and a director, which reported three late transactions; the filing of a Form 5 by Mr. Douglas R. Casella, a director, which reported two late transactions; the filing of a Form 4 and a Form 5 by Mr. John W. Casella, president, chief executive officer and a director, each of which reported two late transactions; the filing of a Form 4 by Mr. Christopher M. DesRoches, a vice president, which reported two late transactions; the filing of a Form 4 by Mr. Joseph S. Fusco, a vice president, which reported two late transactions; the filing of a Form 4 by Mr. Larry B. Lackey, a vice president, which reported five late transactions; and the filing of a Form 4 by Mr. Gregory B. Peters, a director, which reported two late transactions, all of which reports were filed late.

ITEM 11: EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth for each of the last two fiscal years the cash compensation paid and the shares underlying options granted to (i) the Company's Chief Executive Officer, and (ii) each of the other executive officers who received annual compensation in excess of $100,000 during fiscal 1999 (collectively, the "Named Executive Officers").

                             LONG-TERM COMPENSATION

                                                    ANNUAL COMPENSATION              AWARDS
                                            ------------------------------------  -------------
                                                                     Other        # Securities
                                   Fiscal                            Annual         Underlying       All Other
Name & Principal Position           Year     Salary      Bonus     Compensation    Options/SARs    Compensation
--------------------------------  --------  --------  ----------  --------------  --------------  ---------------
John W. Casella                    1999     $162,157   $ 60,000     $1,638,575(1)     90,000         $500
  President, Chief Executive       1998     $156,965   $ 50,000     $   14,279(2)          0         $500(3)
  Officer and Chairman             1997     $136,141   $ 45,000     $   22,755(2)     20,000         $985(3)

James W. Bohlig                    1999     $152,109   $194,900     $  882,700(1)    150,000         $500(3)
  Senior Vice President and        1998     $146,591   $ 50,000     $        0             0         $  0
  Chief Operating Officer          1997     $126,538   $ 45,000     $        0        30,000         $  0

Jerry S. Cifor                     1999     $132,430   $ 50,000     $  413,120(1)    110,000         $500(3)
  Vice President and Chief         1998     $126,235   $ 42,000     $        0             0         $500(3)
  Financial Officer                1997     $107,692   $ 38,000     $        0        16,000         $838(3)




(1) Consists of the difference between the price paid by the named executive officer upon exercise of a stock option and the fair market value of the Class A common stock which he received on the date of exercise.

(2) Consists of life insurance premiums paid by the Company on behalf of the Named Executive Officer.

(3) Consists of amount paid by the Company to the Named Executive Officer's account in the Company's 401(k) plan.




STOCK OPTION GRANTS

The following table sets forth information for each of the Casella named executive officers with respect to the grant of stock options to purchase shares of Casella Class A common stock during fiscal 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                PERCENT                                     POTENTIAL REALIZABLE VALUE
                               NUMBER OF        OF TOTAL                                      AT ASSUMED ANNUAL RATES
                               SECURITIES       OPTIONS                                          OF STOCK PRICE
                               UNDERLYING      GRANTED TO   EXERCISE                         APPRECIATION FOR OPTION
                               OPTIONS        EMPLOYEES IN  OR BASE      EXPIRATION                  TERM(3)
NAME                          GRANTED(1)      FISCAL YEAR   PRICE(2)      DATE              5%                      10%
----                          -----------     -----------    ------      ----------        ---                      ---

John W. Casella......            90,000          8.0%        $29.70     5/27/03          $266,991                 $868,292

James W. Bohlig......           150,000         13.5          27.00     5/27/08         2,203,792                5,455,477

Jerry S. Cifor.......           110,000          9.8          27.00     5/27/08         1,616,114                4,000,683

------------------------------
(1) Each option is fully exercisable.

(2) Options were granted at the fair market value determined as of the date of the grant, based upon the last reported sale price of Casella Class A common stock on the Nasdaq National Market.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value (110% of fair market value in the case of Mr. Casella) of Casella Class A common stock on the date of the option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect Casella's estimate of future stock price growth. Actual gains if any, on stock option exercise and Casella Class A common stock holdings are dependent on the timing of the exercise and the future performance of Casella Class A common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.


FISCAL YEAR-END OPTION VALUES

The following table sets forth information for each of the Named Executive Officers concerning options to purchase Class A Common Stock exercised by the Named Executive Officers during fiscal 1999 and the number and value of options outstanding as of fiscal year ended 1999.


                                                                      Number of Shares            Value of Unexercised
                                                                 Underlying Unexercised          In-the-Money Options
                                  Shares         Value        Options at April 30, 1999 (#)     at April 30, 1999 ($)(2)
                                Acquired on     Realized    -------------------------------- ---------------------------------
             Name              Exercise (#)      ($)(1)      Exercisable    Unexercisable      Exercisable     Unexercisable
--------------------------- ------------------ ----------   -------------- ----------------- ---------------- ----------------

John W. Casella                  65,000       $1,141,450       135,000          45,000          $2,011,250        $0
  President, Chief Executive
  Officer and Chairman
James W. Bohlig                  35,000       $  882,700       350,000          75,000          $6,352,350        $0
  Senior Vice President and
  Chief Operating Officer
Jerry S. Cifor                   65,344       $  318,176       101,656          55,000          $  989,088        $0
  Vice President and Chief
  Financial Officer



(1) Based on the closing price of the Class A Common Stock as reported on the Nasdaq National Market on the date of exercise less the option exercise price.


(2) These values have been calculated on the basis of the last reported sale price of the Company's Class A Common Stock on the Nasdaq National Market as of April 30, 1999 of $25.00 per share, less the aggregate exercise price.


COMPENSATION OF DIRECTORS


The Company reimburses non-employee directors for expenses incurred in attending Board of Directors meetings. Non-employee directors of the Company receive stock options under the Company's 1997 Non-Employee Director Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides that each non-employee director will receive an automatic grant of a non-statutory stock option to purchase 5,000 shares of Class A Common Stock upon his or her initial election to the Board of Directors (vesting in three equal installments on each of the three anniversaries following the date of grant). In addition, an option to purchase 2,000 shares of Class A Common Stock will be granted to each incumbent non-employee director on the date of each annual meeting of stockholders, vesting in three equal annual installments beginning on the first anniversary of the date of grant. Options granted under the Directors' Plan expire ten years from the date of grant. The exercise price for options granted under the Directors' Plan is equal to the fair market value of a share of Class A Common Stock as of the date of grant. The Company has reserved a total of 50,000 shares of Class A Common Stock for issuance under the Directors' Plan, 46,000 of which were available for future grant as of August 21, 1999.


The Company has also entered into or engaged in certain transactions with directors of the Company or affiliates of directors of the Company. See Item 13, "Certain Relationships and Related Transactions".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


The current members of the Compensation Committee of the Company's Board of Directors are Messrs. John W. Casella, Jeffrey Chapple and Gregory B. Peters. The current members of the Stock Plan Subcommittee of the Company's Board of Directors are Messrs. Chapple and Peters. Mr. Casella has served as President and Chief Executive Officer of the Company since 1993. Mr. Chapple was elected a member of the compensation committee following the end of fiscal 1999.

The Company has from time to time engaged Casella Construction, Inc., a company owned by John and Douglas Casella, to provide construction services for the Company, including construction, closure and capping activities at the Company's landfills. In fiscal 1999, the Company paid Casella Construction, Inc. $5,198,000.


The Company is a party to two real estate leases with Casella Associates, a Vermont partnership owned by John and Douglas Casella, relating to facilities occupied by the Company. The leases, relating to the Company's corporate headquarters in Rutland, Vermont and its Montpelier, Vermont facility, call for aggregate monthly payments of approximately $18,000 and expire in April 2003. These leases have been classified by the Company as capital leases for financial reporting purposes. In addition, the Company leases furniture and fixtures from Casella Associates pursuant to an operating lease which bears rent at $950 per month and expires in 1999. In fiscal 1999, the Company paid Casella Associates an aggregate of $237,101 for such leases. In November 1997, the lease relating to the Company's corporate headquarters in Rutland, Vermont was amended to allow the Company to upgrade and make capital improvements to the premises at an estimated cost of $500,000 to be paid by the Company. Casella Associates was granted the option to purchase such capital improvements by December 31, 2002, and if it does not elect to exercise such option the Company has the right to purchase the premises for $324,000, the fair market value of the premises prior to the capital improvements, at the expiration of the term of the lease.

The Company operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by John and Douglas Casella which operated as a single-purpose real estate holding company. The Company paid the cost of closing this landfill in 1992, and has agreed to pay all post-closure obligations. In fiscal 1999, the Company paid $3,161 pursuant to this arrangement.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 31, 1999, regarding the beneficial ownership of shares of the Company's Common Stock by
(i) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock ("5% Stockholders"), (ii) each director of the Company, (iii) the Named Executive Officers (as defined in the Summary Compensation Table above) and (iv) the directors and executive officers of the Company as a group.


                                  Class A Common Stock   Class B Common Stock
                                  --------------------   --------------------    Voting
Name of Beneficial Owner(1)          Number       %        Number       %        Power
                                  --------------------   --------------------   --------


John W. Casella (2)                  772,150     5.08%     494,100     50.0%     22.78%

Douglas R. Casella (3)               772,150     5.08%     494,100     50.0%     22.78%

James W. Bohlig (4)                  550,000     3.60%                            2.19%

Jerry S. Cifor (5)                   224,656     1.48%                            0.90%

Gregory B. Peters                     19,684     0.13%                            0.08%

John F. Chapple III                  190,643     1.25%                            0.76%

Weston Presidio
  Capital II LP (6)                  775,370     5.10%                            3.09%

J.W. Seligman &  Co.
  Incorporated (7)                 1,327,783     8.74%                            5.29%

Warburg Pincus Asset
  Management, Inc. (8)               775,000     5.09%                            3.09%


Directors and executive
  officers as a group
  (6 people) (9)                   2,529,283    16.64%     988,200    100.0%     49.48%



(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options and/or warrants currently exercisable or exercisable within 60 days of July 31, 1999
("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options and/or warrants but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.

(2) Includes (a) 193,500 shares issuable on the exercise of options or warrants within 60 days of July 31, 1999 and (b) 4,800 shares of Class A Common Stock held in trust for the benefit of Mr. Casella's minor children. Mr. Casella disclaims beneficial ownership of such shares. Does not include shares of Class A Common Stock issuable at any time upon the conversion of Casella
Class B Common Stock on a one-for-one basis. The address of Mr. Casella is c/o Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.


(3) Includes (a) 193,500 shares issuable on the exercise of options or warrants within 60 days of July 31, 1999 and (b) 1,600 shares of Class A Common Stock held in trust for the benefit of Mr. Casella's minor children. Mr. Casella disclaims beneficial ownership of such shares. Does not include shares of Class A Common Stock issuable at any time upon the conversion of Casella
Class B Common Stock on a one-for-one basis. The address of Mr. Casella is c/o Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.



(4) Includes (a) 280,000 shares issuable on the exercise of options or warrants within 60 days of July 31, 1999, and (b) 8,000 shares of Class A Common
Stock held in trust for the benefit of Mr. Bohlig's minor children. Mr. Bohlig disclaims beneficial ownership of such shares.


(5) Includes 156,656 shares issuable on the exercise of options or warrants within 60 days of July 31, 1999.

(6) The address of Weston Presidio Capital II, L.P. is One Federal Street, Boston, MA 02110.

(7) Based on a Schedule 13G/A filed by J.W. Seligman & Co. with the SEC April 12, 1999. The address of J.W. Seligman & Co. is 100 Park Avenue, New York, NY 10017

(8) Based on a Schedule 13G filed by Warburg Pincus Asset Management, Inc. with the SEC on January 13, 1999. The address of Warburg Pincus Asset Management, Inc. is 466 Lexington Avenue, 10th floor, New York, NY 10017.


(9) Includes 823,656 shares issuable on the exercise of options or warrants within 60 days of July 31, 1999.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS





The Company has from time to time engaged Casella Construction, Inc., a company owned by John and Douglas Casella, to provide construction services for the Company, including construction, closure and capping activities at the Company's landfills. In fiscal 1999, the Company paid Casella Construction, Inc. $5,198,000.



The Company is party to two real estate leases with Casella Associates, a Vermont partnership owned by John and Douglas Casella, relating to facilities occupied by the Company. The leases, relating to the Company's corporate headquarters in Rutland, Vermont and its Montpelier, Vermont facility, call for aggregate monthly payments of approximately $18,000 and expire in April 2003. These leases have been classified by the Company as capital leases for financial reporting purposes. In addition, the Company leases furniture and fixtures from Casella Associates pursuant to an operating lease which bears rent at $950 per month and expires in 1999. In fiscal 1999, the Company paid Casella Associates an aggregate of $237,101 for such leases. In November 1997, the lease relating to the Company's corporate headquarters in Rutland, Vermont was amended to allow the Company to upgrade and make capital improvements to the premises at an estimated cost of $500,000, to be paid by the Company. Casella Associates was granted the option to purchase such capital improvements by December 31, 2002, and if it does not elect to exercise such option the Company has the right to purchase the premises for $324,000, the fair market value of the premises prior to the capital improvements, at the expiration of the term of the lease.



The Company operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by John and Douglas Casella which operated as a single-purpose real estate holding company. The Company paid the cost of closing this landfill in 1992, and has agreed to pay all post-closure obligations. In fiscal 1999, the Company paid $3,161 pursuant to this arrangement.


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


In connection with and at the time of the Company's acquisition of the business of Catamount Waste Services, Inc., the Company entered into a lease in June 1994 with CV Landfill, Inc., a Vermont corporation affiliated with Catamount Waste Services, Inc., pursuant to which the Company agreed to lease a transfer station for a term of 10 years. CV Landfill, Inc. is owned by John
F. Chapple III, who became a director of the Company at the time of the acquisition of the business of Catamount Waste Services, Inc. Pursuant to the lease agreement, the Company pays monthly rent for the first five years at a rate of $5.00 per ton of waste disposed of at the transfer station, with a minimum rent of $6,650 per month. Following the fifth anniversary of the lease agreement, the Company is required to pay monthly rent at a rate of $2.00 per ton, with a minimum rent of $2,500 per month. In fiscal 1999, the Company paid CV Landfill, Inc. $116,116.


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


                                      Date: August 30, 1999