Form 10-Q
period 1999-07-31
CASELLA WASTE SYSTEMS INC
filed 1999-09-14
CIK 911177

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ x /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       OR
/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number  000-23211

                           CASELLA WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         03-0338873
-------------------------------            -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

25 Greens Hill Lane, Rutland, Vermont                       05701
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (802)  775-0325

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 3, 1999:

         Class A Common Stock       15,017,105
         Class B Common Stock          988,200

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                    CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

------------------------------------------------------------------------------------------------------
                                                                    April 30,              July 31,
                                                                      1999                   1999
                                                                   (Restated)            (Unaudited)
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $  4,232                   $  4,918
  Restricted Cash - Closure Fund Escrow                               626                        629
  Accounts Receivable-trade, net of allowance
    for doubtful accounts of $1,429 and $1,977                     23,078                     29,463
  Other Current Assets                                              5,697                      4,688
                                                                 --------                   --------
    Total Current Assets                                           33,633                     39,698
                                                                 --------                   --------
Property, Plant and Equipment, net of
  accumulated depreciation and amortization of
  $67,123 and $73,190                                             131,432                    140,581
Intangible Assets, net                                            106,677                    107,443
Restricted Funds - Closure Fund Escrow                              4,834                      5,015
Other Assets                                                        5,725                      7,902
                                                                 --------                   --------
                                                                 $282,301                   $300,639
                                                                 --------                   --------
                                                                 --------                   --------

The accompanying notes are an integral part of these consolidated financial statements.

                    CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES and STOCKHOLDERS EQUITY
                    (In thousands, except for per share data)

--------------------------------------------------------------------------------------------------
                                                                        April 30,        July 31,
                                                                          1999             1999
                                                                        (Restated)      (Unaudited)
-------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                                  $   5,489       $   2,591
  Current Maturities of Capital Lease Obligations                             402             407
  Accounts Payable                                                         17,903          17,944
  Other Accrued Liabilities                                                 6,554           9,260
                                                                       ----------       ---------
    Total Current Liabilities                                              30,348          30,202
                                                                       ----------       ---------
Long-Term Debt, Less Current Maturities                                    86,739         100,652
                                                                       ----------       ---------
Capital Lease Obligations, Less Current Maturities                          1,454           1,350
                                                                       ----------       ---------
Other Long-Term Liabilities                                                15,782          16,768
                                                                       ----------       ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY
  Class A Common Stock -
    Authorized - 100,000,000 Shares, $.01 par value
    Issued and Outstanding - 14,868,739 and
      15,039,441 shares                                                       148             150
  Class B Common Stock -                                                       10              10
    Authorized - 1,000,000 Shares, $.01 par value;
      10 Votes per Share. Issued and Outstanding - 988,200 shares
  Additional Paid-In Capital                                              154,733         155,379
  Accumulated Deficit                                                      (6,913)         (3,872)
                                                                       ----------       ---------
                                                                          147,978         151,667
                                                                       ----------       ---------
                                                                        $ 282,301       $ 300,639
                                                                       ----------       ---------
                                                                       ----------       ---------

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (In thousands, except for share and per share data)


                                                           Three Months Ended
                                                  --------------------------------------
                                                      July 31,          July 31,
                                                        1998              1999
                                                     (Restated)
                                                  --------------------------------------
Revenues                                              $ 45,084           $ 55,036
                                                      --------           --------
Operating Expenses:
  Cost of Operations                                    27,336             30,946
  General and Administrative                             6,416              7,798
  Depreciation and Amortization                          5,897              7,622
  Merger Costs (Pooling)                                     0              1,490
                                                      --------           --------
                                                        39,649             47,856
                                                      --------           --------
Operating Income                                         5,435              7,180
                                                      --------           --------
Other (Income) Expenses
  Interest Income                                          (41)               (73)
  Interest Expense                                       1,937              1,678
  Other Expense (Income), net                             (257)               (57)
                                                      --------           --------
                                                         1,639              1,548
                                                      --------           --------

Income Before Provision for Income Taxes                 3,796              5,632
Provision for Income Taxes                               1,675              2,591
                                                      --------           --------
Net Income                                            $  2,121           $  3,041
                                                      --------           --------
                                                      --------           --------
Basic Earnings per Share of Common Stock              $   0.16           $   0.19
                                                      --------           --------
                                                      --------           --------
Basic Weighted Average Common Stock
  Shares Outstanding                                    13,287             15,979
                                                      --------           --------
                                                      --------           --------
Diluted Earnings per Share                            $   0.15           $   0.18
                                                      --------           --------
                                                      --------           --------
Diluted Weighted Average Common Stock and
  Common Stock Equivalent Shares Outstanding            14,410             16,539
                                                      --------           --------
                                                      --------           --------

The accompanying notes are an integral part of these consolidated financial statements.

                   CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1998 and 1999
                                  (UNAUDITED)
                                 (In thousands)

                                                                 1998             1999
                                                              (Restated)
                                                              ---------------------------
Cash Flows from Operating Activities:
  Net Income                                                  $  2,121           $  3,041
                                                              --------           --------
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities-
  Depreciation and Amortization                                  5,897              7,622
  Loss (Gain) on Sale of Equipment                                   7                 (8)
  Changes in Assets and Liabilities, net of
    Effects of Acquisitions -
    Accounts Receivable                                         (2,776)            (6,383)
    Accounts Payable                                             4,009                 40
    Other Current Assets/Liabilities                             4,072              4,841
                                                              --------           --------
                                                                11,209              6,112
                                                              --------           --------
    Net Cash Provided by Operating Activities                   13,330              9,153
                                                              --------           --------
Cash Flows from Investing Activities:
  Acquisitions, net of Cash Acquired                           (10,088)            (1,611)
  Additions to Property and Equipment                          (10,180)           (16,069)
  Proceeds from Sale of Equipment                                  134                 21
  Other Assets/Liabilities                                         374             (2,043)
                                                              --------           --------
    Net Cash Used in Investing Activities                      (19,760)           (19,702)
                                                              --------           --------
Cash Flows from Financing Activities:

  Proceeds from Issuance of Common Stock                        54,209                  0
  Proceeds from Long-Term Borrowings                            11,565             22,600
  Principal Payments on Long-Term Debt                         (58,580)           (11,584)
  Proceeds from exercise of stock options                            0                219
                                                              --------           --------
    Net Cash Provided by Financing Activities                    7,194             11,235
                                                              --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents               764                686
Cash and Cash Equivalents, Beginning of Period                   3,327              4,232
                                                              --------           --------
Cash and Cash Equivalents, End of Period                      $  4,091           $  4,918
                                                              --------           --------
                                                              --------           --------

The accompanying notes are an integral part of these consolidated financial statements.

                   CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1998 and 1999
                                  (UNAUDITED)
                                 (In thousands)

                                                                    1998             1999
                                                                 (Restated)
                                                              -------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for -
    Interest                                                       $  1,734           $  1,605
                                                                   --------           --------
                                                                   --------           --------
    Income Taxes                                                   $     59           $      0
                                                                   --------           --------
                                                                   --------           --------
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  Summary of Entities Acquired -
    Fair Market Value of Assets Acquired                           $ 10,856             $1,611
    Cash Paid                                                       (10,088)            (1,611)
                                                                   --------           --------
      Liabilities Assumed and Notes Payable to
        Sellers                                                    $    768           $      0
                                                                   --------           --------
                                                                   --------           --------

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 1999 and July 31, 1999, the consolidated statements of operations for the three months ended July 31, 1998 and 1999, and the consolidated statements of cash flows for the three months ended July 31, 1998 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued audited balance sheet dated April 30, 1999 to reflect the mergers with Resource Waste Systems, Inc. and Corning Community Disposal Services, Inc. (see note 1) consummated on July 3, 1999 and June 4, 1999, respectively, accounted for using the pooling of interests method of accounting. The Company has also restated the previously issued consolidated statements of operations for the three months ended July 31, 1998 and consolidated statement of cash flows for the three months ended July 31, 1998 to reflect the mergers with Waste Stream, Northern Sanitation, NEI, Westfield Disposal, Resource Recovery Systems, Inc.and Corning Community Disposal, Inc. (see note 1). The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 1999. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.       BUSINESS COMBINATIONS

Transactions Recorded as Poolings of Interests

During fiscal year 1999, and during the first quarter of fiscal year 2000, the Company completed several mergers in business combinations recorded as poolings of interests. Accordingly, the accompanying financial statements have been restated to include these businesses for all periods presented. The Company issued the following shares of Class A Common Stock in connection with the mergers:

    Merger                               Date                Shares Issued
--------------                       --------------        ------------------
Waste Stream                        October 29, 1998           701,461
Northern Sanitation                 December 23, 1998          220,964
NEI                                 April 30, 1999             105,052(1)
Westfield                           April 30, 1999             244,082
Corning Community Disposal          June 4, 1999                59,375
Resource Waste Systems              July 3, 1999               303,598

------------------

(1) Shares issued are exclusive of up to 59,450 shares issuable following an idemnification period, as defined.

The following is a reconciliation of the amounts (in thousands) of revenues and net income previously reported for the three months ended July 31, 1998:

                                          Casella           Fiscal Year       Casella,
                                          Before             1999/2000           As
                                          Poolings            Poolings        Restated
                                          --------            --------        --------
Three Months Ended July 31, 1998
Revenues                                  $36,717              $8,367          $45,084
Net income (loss)                           2,133                 (11)           2,122

Three Months Ended July 31, 1999
Revenues                                  $52,996              $2,040          $55,036
Net income (loss)                           3,248                (207)           3,041


All of the pooled entities had fiscal year ends of December 31 and, subsequent to the poolings, changed their year ends to conform with that of the Company. For the calendar quarters ended July 31, 1998 and July 31, 1999, $0 in revenues and $0 in net income were excluded from results of operations in order to conform the accounting periods of the pooled companies with that of the Company.

Transactions Recorded as Purchases

During the three months ended July 31, 1999, the Company acquired 11 solid and liquid waste hauling operations in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $1.7 million in cash to sellers. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information (rounded to thousands except for per share data) shows the results of the Company's operations as though each of the completed acquisitions had occurred as of May 1, 1998:

                                    Three Months Ended  Three Months Ended
                                       July 31, 1998       July 31, 1999
                                    ------------------  ------------------
Revenues                                $52,971          $55,276
Operating Income                          6,204            7,196
Net Income                                2,083            3,041
Diluted income per share -              $  0.14          $  0.18
Weighted average diluted                 14,410           16,539
  shares outstanding


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 1998 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

2.       COMMITMENTS AND CONTINGENCIES

In the normal course of business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving Federal, state or local agencies in the normal course of its business. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, there is no current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's business, financial condition and results of operations.

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

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

                                                   Three months      Three months
                                                   ended 7/31/98     ended 7/31/99
Number of shares outstanding, end of period:
     Class A common stock                              14,542            15,039
     Class B common stock                                 988               988
Effect of weighting the average shares
     outstanding during the period                     (2,243)              (48)

Basic shares outstanding                               13,287            15,979

Impact of potentially dilutive                          1,123               560
securities

Diluted shares outstanding:                            14,410            16,539

For the three months ended 7/31/99, options to purchase 866,000 common shares were excluded from the calculation of potential dilutive shares because their impact was anti-dilutive.

5. Segment Reporting

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for reporting information about operating segments in financial statements. In general, Statement 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into three geographical regions: Eastern, Central and Western. The Company's revenues are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. Any other activities in which the Company is engaged are not material to the total results of operations of the Company; these activities are reflected in with the geographic reporting structure outlined above.


(In thousands)

                             Eastern          Central           Western             Corp.            Elim              Total
                             -------          -------           -------             -----            ----              -----

QTR ENDED 7/31/98:
Outside Revenue             $  7,091          $ 22,994          $ 14,950          $     49             - 0 -           $ 45,084
Interco. Revenue                 627             7,464               959             - 0 -            (9,050)             - 0 -
Net Income(Loss)                 865             1,878               389            (1,011)            - 0 -              2,121
Total Assets                  30,250           113,570            78,596             9,322             - 0 -            231,738


QTR ENDED 7/31/99:
Outside Revenue             $  9,550          $ 26,574          $ 18,819          $     93             - 0 -           $ 55,036
Interco. Revenue                 794             8,854             3,505             - 0 -           (13,153)             - 0 -
Net Income(Loss)               1,074             2,420             1,251            (1,704)            - 0 -              3,041
Total Assets                  42,562           132,639           104,751            20,687             - 0 -            300,639


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

On January 12, 1999 the Company signed a definitive merger agreement with KTI, a publicly traded solid waste handling company operating in 21 states throughout the United States. KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials. The Company believes the merger will give it additional growth opportunities in its existing and adjacent markets, and the ability to enter new markets, as well as achieve operational efficiencies as a result of the combination. On September 9, 1999, the Company announced that it and KTI had revised and amended the terms of the merger agreement. Pursuant to the amended merger agreement, each share of KTI common stock will be exchanged for 0.51 shares of the Company's class A common stock. The companies anticipate that the merger should close during the fourth calendar quarter of 1999. Total merger transactional costs deferred on the balance sheet (under the asset section as a deferred cost) related to the KTI merger were $4.7 million through 7/31/99. Total estimated merger costs are approximately $26 to $28 million dollars. All of these merger costs will be expensed upon the consummation of the Pooling Transaction.

The Company's revenues have increased from $45.1 million for the three months ended July 31, 1998 to $55.0 million for the three months ended July 31, 1999. From May 1, 1998 through April 30, 1999, the Company acquired 55 solid waste collection, transfer and disposal operations. Between May 1, 1999 and July 31, 1999, the Company acquired an additional 13 such businesses. All but two of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations.

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

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The decrease in the Company's collection revenues as a percentage of revenues and the increase of the Company's landfill revenues as a percentage of revenues in the current fiscal year is primarily attributable to the impact of the Company's acquisition of Hyland Landfill during the first quarter fiscal 1999 plus the increased utilization of our North Country Landfill in Bethlehem, New Hampshire during the first quarter of fiscal 2000. The increase in transfer revenues as a percentage of revenues in the current fiscal year is mainly due to the acquisition of transfer station operations in the prior fiscal year. The increase in recycling revenues is due primarily to increased volumes with additional increased prices received from the sale of recycled commodities. The increase in liquid waste and other revenues as a percentage of revenues in the current fiscal year is primarily due to the impact of acquisitions of septic/liquid waste operations since the first quarter of fiscal 1999.

                                                    % of Revenue
                                                 Three Months Ended
                                                 ------------------
                                             7/31/98           7/31/99
                                             -------           -------
         Collection                            77.6%             71.2%
         Landfill                               7.6               9.5
         Transfer                               6.3               8.7
         Recycling                              5.3               6.1
         Liquid Waste & Other                   3.2               4.5

         Total Revenue                        100.0%            100.0%

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

                                                                  % of Revenue
                                                                Three Months Ended
                                                                ------------------
                                                              7/31/98        7/31/99
                                                              -------        -------
         Revenues                                              100.0%          100.0%
         Cost of operations                                     60.6            56.2
         General and administrative                             14.2            14.2
         Depreciation and amortization                          13.1            13.9
         Merger-related costs                                    0.0             2.7

         Operating income                                       12.1            13.0
         Interest expense, net                                   4.2             2.9
         Other (income) expense                                 (0.6)            (0.1)
         Provision for income taxes                              3.7             4.7

         Net income                                              4.8             5.5

         EBITDA*                                                25.1            26.9

* See discussion and computation of EBITDA below

Revenues. Revenues increased $10.0 million, or 22.1%, to $55.0 million in the quarter ended July 31, 1999 from $45.1 in the quarter ended July 31, 1998. Of this increase, $5.7 million of the growth was due to the impact of businesses acquired during fiscal year 1999 and during the first quarter of the current fiscal year. The balance of the increase was due to internal volume and price growth.

Cost of Operations. Cost of operations increased approximately $3.6 million, or 13.2%, to $30.9 million in the quarter ended July 31, 1999 from $27.3 million in the same quarter of the prior fiscal year. Cost of operations as a percentage of revenues decreased to 56.2% in the quarter ended July 31, 1999 from 60.6% in the same quarter of the prior fiscal year. The decrease was primarily the result of:
(i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1999; and (ii) margin improvements because of price increases in fiscal 1999 and the first quarter of fiscal year 2000.

General and Administrative. General and administrative expenses increased approximately $1.4 million, or 21.9%, to $7.8 million in the quarter ended January 31, 1999 from $6.4 million in the same quarter of the prior fiscal year. General and Administrative expenses as a percentage of revenues have remained approximately level in the periods under discussion.

Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million, or 29.3%, to $7.6 million in the quarter ended July 31, 1999 from $5.9 million in the same quarter of the prior fiscal year. Depreciation and amortization as a percentage of revenues increased to 13.9% in the quarter ended July 31, 1999 from 13.1% in the same quarter of the prior fiscal year. The increase in depreciation and amortization is due to the increased concentration of revenues in landfill activities, which typically have higher depreciation and amortization charges relative to revenues compared to hauling revenues.

Merger Costs. The merger related costs of $1.5 million recorded in the quarter ended July 31, 1999 were incurred in association with the Resource Waste Systems, Inc. and Corning Community Disposal, Inc. mergers accounted for as poolings of interests. The transactions are discussed above under 'Notes to Consolidated Financial Statements'.

Interest expense, net. Net interest expense decreased approximately $0.3 million, or 15.3% to $1.6 million in the quarter ended July 31, 1999 from $1.9 million in the same quarter of the prior fiscal year. This decrease primarily reflects the reduction of the outstanding balance under the Company's acquisition line of credit and other notes payable from the proceeds of the Company's public stock offering in July, 1998.

Other (income) expense, net. Net other (income) expense has not historically been material to the Company's results of operations.

Provision for income taxes. Provision for income taxes increased approximately $0.9 million to $2.6 million in the quarter ended July 31, 1999 from $1.7 million in the same quarter of the prior fiscal year. This increase reflects the Company's increase in profits in the quarter ended July 31, 1999 over the same quarter in the prior fiscal year. The combined effective tax rate used by the Company in recording taxes for interim periods has been increased from 44.1% in the quarter ended July 31, 1998 to 46.0% in the same quarter of the current fiscal year. This increase reflects the non-deductible merger expenses incurred during the quarter ended July 31, 1999.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $3.3 million at April 30, 1999 and positive net working capital of $9.5 million at July 31, 1999.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003. Funds available to the Company under this line of credit were $54.3 million at July 31, 1999. In connection with the proposed merger with KTI, the Company will be required to replace its existing credit facility. The Company is currently negotiating a new credit facility with a number of banks.

Net cash provided by operating activities was $9.2 million for the three months ended July 31, 1999 compared to $13.3 million for the same period of the prior fiscal year. The decrease was primarily due to the decrease in accounts payable and the increase in accounts receivable due to the extensive growth, partially offset by the increase in the Company's net income for the three months ended July 31, 1999 over the prior fiscal year, increased depreciation and amortization and increased closure/post closure accruals.

Cash used in investing activities decreased $0.2 million from $19.8 million to $19.6 million in the three months ended July 31, 1999 over the same period of the prior fiscal year. The decrease in investing activities reflects fewer acquisitions for the quarter ended July 31, 1999 accounted for as purchases, offset by capital expenditures. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions, and continues to expend capital in order to service internal growth.

Net cash provided by financing activities was $11.3 million in the three months ended July 31, 1999 compared to $7.2 million for the same period of the prior year. The net cash provided by financing activities in the current fiscal year reflects the borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in the comparable period of the prior year reflects the net proceeds of the follow-on offering and borrowings on the Company's credit facility, offset by repayments.

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

The Company has undertaken a Year 2000 project, comprised of four phases, to address these concerns. Phase one, which has been completed, consisted of awareness, Year 2000 planning, preparing a written plan, management approval and support. Phase two involved the evaluation of all systems and equipment, including hardware, software, security and voice mail, with respect to Year 2000 compliance. The completion date for phase two was June 30, 1999. Phase three involved addressing any deficiencies identified in Phase two. The completion date for Phase three was July 31, 1999. Phase four involves the validation and testing of all systems and equipment, and the anticipated completion date is September 30, 1999. Casella has performed, and continues to perform routine updates of all software and hardware systems to facilitate Year 2000 compliance.

The Company has completed numerous acquisitions in recent months, and the information systems of a limited number of these acquired operations have not yet been fully integrated with Casella's information systems. This integration of the completed acquisitions is expected to occur by October 31, 1999. Casella continues to make acquisitions as an integral component of its growth strategy. There is no assurance that the information systems of all acquired operations, particularly those acquisitions completed in the latter portion of calendar 1999, will be Year 2000 compliant by December 31, 1999.

Casella uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems, and all internal productivity software. Casella has been informed by the respective vendors that all application software is fully Year 2000 compliant.

Casella's banking arrangement is with an international banking institution which has informed Casella that it is taking all necessary steps to insure its customers uninterrupted service throughout applicable Year 2000 time frames. Casella's payroll is out-sourced by the largest provider of third-party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

Casella is currently in the process of replacing all older personal computers and servers. There are two servers and 25 additional personal computers that will be replaced, 16 of which will be for the weight-measurement systems. The two servers were replaced during the first quarter of fiscal 2000 (ending July 31, 1999). Casella has acquired a Year 2000 compliant weight-measurement system. Currently two beta sites are operational and Casella is in the process of defining the implementation plan for the remaining sites. During the implementation, all non Year 2000 compliant hardware will be replaced.

Casella currently plans a final testing of all systems in the second quarter of fiscal 2000 (ending October 31, 1999) and expects to be fully Year 2000 compliant by the end of that fiscal quarter.

Casella has expended approximately $1.5 million dollars over the last eighteen months to address hardware and software-related Year 2000 compliance issues, principally through the implementation of a new frame network system. A portion of this investment is attributable to integrating information systems of companies that the Company has acquired. Casella will use funds from current operations or Casella's line of credit to meet Year 2000 remediation expenses.

No single customer represents more than one percent of Casella's revenues, and we do not expect any material adverse effect on Casella's revenues in the event an individual customer experiences Year 2000 problems.

In addition, Casella does not believe the Year 2000 noncompliance of the Company's suppliers of goods and services, other than as specifically discussed above, would have a material adverse effect on Casella's revenues and results of operations. Accordingly, Casella's has not sought assurances of Year 2000 compliance from these other vendors.

Casella expects to begin its evaluation of its most reasonably likely worst case scenarios with respect to the Year 2000 in the third calendar quarter of 1999. Based upon the results of that evaluation Casella may develop an appropriate contingency plan.

EBITDA

EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

Amounts in thousands:

                                                             Three Months Ended :
                                                             --------------------
                                                           7/31/98           7/31/99
                                                           -------           -------
Operating income                                           $ 5,435           $ 7,180
Depreciation and amortization                                5,897             7,622

EBITDA                                                     $11,332           $14,802

EBITDA as a percentage of revenue                             25.1%             26.9%

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

The Company is party to an Agreement and Plan of Merger with KTI, Inc. There can be no assurance that the merger will take place on the anticipated timetable, if at all, or if it does, that it will result in the synergies and other benefits anticipated by the two companies. The benefits of the merger could be impacted by KTI's operating results, which have been below expectations in recent quarters.

In connection with the merger with KTI, the Company will be required to replace its existing credit facility. Although the Company is in the process of negotiating a new credit facility, there can be no assurance that it will obtain such a credit facility in the amount, or on the timetable, sought by the Company. In the event that it is unable to obtain a sufficient credit facility, the Company's acquisition program, results of operations and financial condition could be materially and adversely affected. If the Company were unable to obtain a new credit facility, it will be unable to repay its existing credit facility and will be in default.

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

The Company may be adversely affected by changes in the commodity pricing of recycled materials.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against Casella and two of Casella's officers and directors in the Rutland Superior Court, Rutland County, State of Vermont. In the Complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three-percent equity interest in Casella or the monetary equivalent thereof, as well as punitive damages. Casella and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November, 1997, certain stockholders of Casella agreed to indemnify Casella for any settlement by Casella or any award against Casella in excess of

$350,000 (but not legal fees paid by or on behalf of Casella or any other third party). Casella accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

On May 12, 1998, Casella filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of Casella, and by a decision dated July 13, 1998, the court granted Casella's motion for a preliminary injunction. On September 9, 1998, the Town of Angelica filed a Notice of Appeal but has not yet perfected that appeal. If Casella is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then Casella would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and Casella would be unable to dispose of yard waste and may be precluded from disposing of certain industrial wastes at the landfill. There can be no assurance that such limitations would not have a material adverse effect on Casella's business, financial condition and results of operations. Casella began accepting waste at the Hyland facility on July 22, 1998, and is in active settlement negotiations with the town.

Casella's wholly-owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's landfill beyond its currently permitted capacity. The Town has taken the position that NCES may not expand the landfill beyond Stage II, Phase I, which has reached capacity. NCES sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES sought compensation under state law for the inverse condemnation of its property.

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

In 1998, the Company received a State of Maine permit for approximately 3.3 million yds of capacity at its SERF (Hampden) landfill. This permit was appealed by the Town of Hampden to the state waste appeal board and its validity was reaffirmed by this appellant body. Subsequent to this reaffirmation, the Town of Hampden has asserted local zoning prohibitions against the expansion as granted by the State of Maine. This issue has now been brought to the State's Superior Court for adjudication related to the right of the Town to preempt the state's issuance of this permit.

The Company is not aware of any other non-routine or incidental material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27      Financial Data Schedule for Period Ended July 31, 1999
                Restated Financial Data Schedule for Period Ended July 31, 1998

(b)     Reports on Form 8-K:

On May 13, 1999, the Company filed a Report on Form 8-K amending the Agreement and Plan of Merger between the Company and KTI, Inc. and attaching the press release issued in conjunction with such agreement.

--------------

On September 9, 1999, the Company filed a Report on 8-K amending the Agreement and Plan of Merger for the second time between the Company and KTI, Inc. and attaching the press release issued in conjunction with such agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Casella Waste Systems, Inc.



         Date: September 14, 1999          By: /s/ Jerry Cifor
                                           -----------------------------------
                                           Jerry Cifor
                                           Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)