Form 10-Q
period 1999-10-31
CASELLA WASTE SYSTEMS INC
filed 1999-12-13
CIK 911177

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 1999

                                       OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from to
                                               ---------------- ---------------

                        Commission file number 000-23211


                           CASELLA WASTE SYSTEMS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    03-0338873
            --------                                    ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


        25 Greens Hill Lane, Rutland, Vermont             05701
        -------------------------------------             -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 2, 1999:


         Class A Common Stock       15,023,105
         Class B Common Stock          988,200


================================================================================

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                 (In thousands)

                                                        April 30,
                                                          1999       October 31,
                                                       (Restated)       1999
                                                        --------      --------
CURRENT ASSETS:
  Cash and Cash Equivalents                             $  4,232      $  4,833
  Restricted Cash - Closure Fund Escrow                      626           897
  Accounts Receivable-trade, net of allowance
    for doubtful accounts of $1,429 and $2,115            23,078        31,849
  Other Current Assets                                     5,697         4,477
                                                        --------      --------

    Total Current Assets                                  33,633        42,056
                                                        --------      --------
Property, Plant and Equipment, net of
  accumulated depreciation and amortization of
  $67,123 and $78,849                                    131,432       155,787
Intangible Assets, net                                   106,677       113,971
Restricted Funds - Closure Fund Escrow                     4,834         5,172
Other Assets                                               5,725         8,385
                                                        --------      --------

                                                        $282,301      $325,371
                                                        ========      ========






The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS EQUITY
                                   (Unaudited)
                      (In thousands, except for share data)


                                                                        April 30,
                                                                          1999        October 31,
                                                                       (Restated)         1999
                                                                       ---------       ---------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                                 $   5,489       $   2,816
  Current Maturities of Capital Lease Obligations                            402             191
  Accounts Payable                                                        17,903          17,874
  Other Accrued Liabilities                                                6,554          12,536
                                                                       ---------       ---------

    Total Current Liabilities                                             30,348          33,417
                                                                       ---------       ---------

Long-Term Debt, Less Current Maturities                                   86,739         116,328
Capital Lease Obligations, Less Current Maturities                         1,454           1,467
Other Long-Term Liabilities                                               15,782          17,594
                                                                       ---------       ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY
  Class A Common Stock -
    Authorized - 100,000,000 Shares, $.01 par value
    Issued and Outstanding - 14,868,739 and
       15,055,775                                                            148             151
    Authorized - 1,000,000 Shares, $.01 par value;
      10 Votes per Share. Issued and Outstanding - 988,200 shares             10              10
  Additional Paid-In Capital                                             154,733         155,404
  Accumulated (Deficit)/Retained Earnings                                 (6,913)          1,000
                                                                       ---------       ---------

                                                                         147,978         156,565
                                                                       ---------       ---------

                                                                       $ 282,301       $ 325,371
                                                                       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except for per share data)


                                            Three Months Ended                 Six Months Ended
                                       --------------------------        --------------------------
                                       October 31,                       October 31,
                                          1998          October 31,         1998         October 31,
                                       (Restated)          1999          (Restated)          1999
                                       ---------        ---------        ---------        ---------
Revenues                               $  47,813        $  56,120        $  92,896        $ 111,156
                                       ---------        ---------        ---------        ---------
Operating Expenses:
 Cost of Operations                       28,328           31,091           55,663           62,036
 General and Administrative                6,774            7,364           13,190           15,162
 Depreciation and Amortization             6,771            8,045           12,668           15,667
 Merger Costs (Pooling)                      755                0              755            1,490
                                       ---------        ---------        ---------        ---------
                                          42,628           46,500           82,276           94,355
                                       ---------        ---------        ---------        ---------
Operating Income                           5,185            9,620           10,620           16,801
                                       ---------        ---------        ---------        ---------
Other (Income)/Expenses:
 Interest Income                             (53)            (244)             (94)            (317)
 Interest Expense                          1,045            1,980            2,982            3,758
 Other Expenses/(Income), Net                 67             (575)            (190)            (732)
                                       ---------        ---------        ---------        ---------
                                           1,059            1,161            2,698            2,709
                                       ---------        ---------        ---------        ---------
Income Before Provision for
 Income Taxes                              4,126            8,459            7,922           14,092

Provision for Income Taxes                 1,918            3,587            3,593            6,178
                                       ---------        ---------        ---------        ---------
Net Income                             $   2,208        $   4,872        $   4,329        $   7,914
                                       =========        =========        =========        =========

Basic Earnings per
Common Share                           $    0.14        $    0.30        $    0.30        $    0.49
                                       =========        =========        =========        =========
Basic Weighted Average Common
 Shares Outstanding                       15,649           16,037           14,468           16,008
                                       =========        =========        =========        =========
Diluted Earnings per
 Common Share                          $    0.13        $    0.30        $    0.28        $    0.48
                                       =========        =========        =========        =========
Diluted Weighted Average Common
 Shares Outstanding                       16,569           16,474           15,490           16,545
                                       =========        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 and 1999
                                   (UNAUDITED)
                                 (In thousands)

                                                          1998
                                                       (Restated)        1999

Cash Flows From Operating Activities:
  Net Income                                           $  4,329        $  7,914
                                                       --------        --------
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
  Depreciation and Amortization                          12,668          15,667
  Gain on Sale of Equipment                                 (20)           (246)
  Changes in Assets and Liabilities, Net of
    Effects of Acquisitions:
    Accounts Receivable                                  (4,642)         (8,513)
    Accounts Payable                                      5,279            (557)
    Other Current Assets/Liabilities                      2,516           9,874
                                                       --------        --------
                                                         15,801          16,225
                                                       --------        --------

    Net Cash Provided by Operating Activities            20,130          24,139
                                                       --------        --------
Cash Flows from Investing Activities:
  Acquisitions, Net of Cash Acquired                    (20,527)        (11,810)
  Additions to Property and Equipment                   (33,496)        (36,527)
  Proceeds from Sale of Equipment                           193             704
  Other Assets/Liabilities                               (3,326)         (2,946)
                                                       --------        --------

    Net Cash Used in Investing Activities               (57,156)        (50,579)
                                                       --------        --------
Cash Flows from Financing Activities:

  Proceeds from Issuance of Common Stock                 56,678               0
  Proceeds from Long-Term Borrowings                     44,310          38,123
  Principal Payments on Long-Term Debt                  (63,684)        (11,555)
  Principal Payments on Capital Leases                     (164)           (199)
  Proceeds from Exercised Stock Options                       0             672
                                                       --------        --------
    Net Cash Provided by Financing Activities            37,140          27,041
                                                       --------        --------

Net Increase in Cash and Cash Equivalents                   114             601

Cash and Cash Equivalents, Beginning of Period            3,327           4,232
                                                       --------        --------
Cash and Cash Equivalents, End of Period               $  3,441        $  4,833
                                                       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 and 1999
                                   (UNAUDITED)
                                 (In thousands)



                                                           1998
                                                        (Restated)      1999
                                                        ----------    --------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest                                             $  2,888     $  3,441
                                                         ========     ========
    Income Taxes                                         $     59     $      0
                                                         ========     ========

Supplemental Disclosures of Non-Cash Investing and
 Financing Activities:
  Summary of Entities Acquired:
    Fair Market Value of Assets Acquired                 $ 23,141     $ 12,687
    Less:  Cash Paid                                      (20,527)     (11,810)
                                                         --------     --------

    Liabilities Assumed and Notes Payable to Sellers     $  2,614     $    877
                                                         ========     ========






The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 1999 and October 31, 1999, the consolidated statements of operations for the three months and six months ended October 31, 1998 and 1999, and the condensed consolidated statements of cash flows for the six months ended October 31, 1998 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued audited balance sheet dated April 30, 1999 to reflect the mergers with Resource Waste Systems, Inc., and Corning Community Disposal Services, Inc. (see note 1) consummated on July 1, 1999 and June 4, 1999, respectively, accounted for using the pooling-of-interests method of accounting. The Company has also restated the previously issued consolidated statements of operations for the three months and six months ended October 31, 1998 and consolidated statement of cash flows for the six months ended October 31, 1998 to reflect the mergers with Northern Sanitation, NEI, Westfield Disposal, Resource Recovery Systems, Inc. and Corning Community Disposal, Inc. (see note 1). The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 1999. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.       BUSINESS COMBINATIONS

Transactions Recorded as Poolings-of-Interests

During fiscal year 1999, and during the first two quarters of fiscal year 2000, the Company completed several mergers in business combinations recorded as poolings-of-interests. Accordingly, the accompanying financial statements have been restated to include these businesses for all periods presented. The Company issued the following shares of Class A Common Stock in connection with the mergers:


                                                                   Shares
Merger                                       Date                  Issued
------                                       ----                  ------
Waste Stream                           October 29, 1998           701,461
Northern Sanitation                   December 23, 1998           220,964
NEI                                      April 30, 1999           105,052 (1)
Westfield                                April 30, 1999           244,082
Corning Community Disposal                 June 4, 1999            59,375
Resource Waste Systems                     July 1, 1999           303,598


(1) 59,450 shares are subject to an indemnification obligation.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a reconciliation of the amounts (in thousands) of revenues and net income previously reported for the three months and six months ended October 31, 1998 and 1999:

                             Three Months     Three Months     Six Months      Six Months
                             Ended October   Ended October   Ended October    Ended October
                               31, 1998         31, 1999        31, 1998         31, 1999
                              ---------        ---------       ---------        ---------
Revenues:
 As Previously Reported       $  41,548        $  56,120       $  82,028        $ 109,116

 Poolings                         6,265                0          10,868            2,040
                              ---------        ---------       ---------        ---------
 As Restated                  $  47,813        $  56,120       $  92,896        $ 111,156
                              =========        =========       =========        =========
Net Income:
 As Previously Reported       $   2,644        $   4,872       $   4,898        $   8,121

 Poolings                          (436)               0            (569)            (207)
                              ---------        ---------       ---------        ---------
 As Restated                  $   2,208        $   4,872       $   4,329        $   7,914
                              =========        =========       =========        =========

All of the pooled entities had fiscal year ends of December 31 and, subsequent to the poolings, changed their year ends to conform with that of the Company.

Transactions Recorded as Purchases

During the three and six months ended October 31, 1999, the Company acquired 12 and 23 solid and liquid waste hauling operations respectively, in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $10.1 and $11.8 million in cash to sellers, respectively. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 1998:

                             Six Months Ended       Six Months Ended
                             October 31, 1998       October 31, 1999
                             ----------------       ----------------

Revenues                         $110,814               $115,489
                                 ========               ========
Operating Income                 $ 11,917               $ 16,887
                                 ========               ========
Net Income                       $  4,305               $  8,034
                                 ========               ========
Diluted income per share -       $   0.28               $   0.49
                                 ========               ========
Weighted average diluted
  shares outstanding               15,490                 16,545
                                 ========               ========

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

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving Federal, state or local agencies in the normal course of its business. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, there is no current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's business, financial condition and results of operations.

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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which supercedes Accounting Principal Board opinion No. 15 and establishes new accounting standards for the presentation of earnings per share. Primary EPS is replaced by Basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Fully Diluted EPS is replaced with Diluted EPS, which gives effect to all common shares that would have been outstanding if all dilutive potential common shares (relating to such things as the exercise of stock warrants and convertible preferred stock) had been issued. The treasury stock method used to compute the number of potentially dilutive shares that would be repurchased with the proceeds of potential stock issuances has been changed. The treasury stock method now requires use of the average share price for the period instead of the greater of the ending share price or the average share price.

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

                                             Three Months      Three Months        Six Months       Six Months
                                             Ended October     Ended October      Ended October    Ended October
                                               31, 1998          31, 1999          31, 1998          31, 1999
                                               --------          --------          --------          --------
Number of shares outstanding, end of period:
     Class A common stock                        14,782            15,056             14,782           15,056
     Class B common stock                           988               988                988              988
Effect of weighted average shares
     outstanding during the period                 (121)               (7)            (1,302)             (36)
                                                -------           -------            -------          -------
Basic shares outstanding                         15,649            16,037             14,468           16,008

Impact of potentially dilutive
Securities                                          920               437              1,022              537
                                                -------           -------            -------          -------
Diluted shares outstanding:                      16,569            16,474             15,490           16,545
                                                =======           =======            =======          =======

For the three months and six months ended October 31, 1999, options to purchase 1,056 and 996 common shares, respectively, were excluded from the calculation of potential dilutive securities because their impact was anti-dilutive.

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

                                             Eastern      Central     Western       Corporate  Eliminations     Total
                                             -------      -------     -------       ---------  ------------     -----
Three Months Ended October 31, 1998:

Outside Revenue                             $   7,143   $  24,025   $     16,636   $         9   $       0    $  47,813
                                            =========   =========   ============   ===========   =========    =========
Intercompany Revenue                        $     573   $   7,519   $      1,454   $         0   $ (9,546)    $       0
                                            =========   =========   ============   ===========   =========    =========
Net Income/(Loss)                           $     416   $   2,323   $        197   $      (728)  $       0    $   2,208
                                            =========   =========   ============   ===========   =========    =========
Total Assets                                $  33,654   $ 123,545   $     89,605   $     6,911   $       0    $ 253,715
                                            =========   =========   ============   ===========   =========    =========

Six Months Ended October 31, 1998:

Outside Revenue                             $  14,234   $  47,017   $     31,587   $        58   $       0    $  92,896
                                            =========   =========   ============   ===========   =========    =========
Intercompany Revenue                        $   1,199   $  14,984   $      2,413   $         0   $ (18,596)   $       0
                                            =========   =========   ============   ===========   =========    =========
Net Income/(Loss)                           $     805   $   4,198   $      1,062   $    (1,736)  $       0    $   4,329
                                            =========   =========   ============   ===========   =========    =========
Total Assets                                $  33,654   $ 123,545   $     89,605   $     6,911   $       0    $ 253,715
                                            =========   =========   ============   ===========   =========    =========

Three Months Ended October 31, 1999:

Outside Revenue                             $   9,989   $  27,096   $     18,374   $       661   $       0    $  56,120
                                            =========   =========   ============   ===========   =========    =========
Intercompany Revenue                        $     733   $  11,083   $      3,503   $         0   $(15,319)    $       0
                                            =========   =========   ============   ===========   =========    =========
Net Income/(Loss)                           $   1,117   $   6,163   $      2,020   $    (4,428)  $       0    $   4,872
                                            =========   =========   ============   ===========   =========    =========
Total Assets                                $  54,773   $ 133,395   $    112,025   $    25,178   $       0    $ 325,371
                                            =========   =========   ============   ===========   =========    =========

Six Months Ended October 31, 1999

Outside Revenue                             $  19,539   $  53,670   $     37,193   $       754   $       0    $ 111,156
                                            =========   =========   ============   ===========   =========    =========
Intercompany Revenue                        $   1,527   $  19,937   $      7,008   $         0   $ (28,472)   $       0
                                            =========   =========   ============   ===========   =========    =========
Net Income/(Loss)                           $   2,191   $   9,201   $      3,272   $    (6,750)  $       0    $   7,914
                                            =========   =========   ============   ===========   =========    =========
Total Assets                                $  54,773   $ 133,395   $    112,025   $    25,178   $       0    $ 325,371
                                            =========   =========   ============   ===========   =========    =========

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

On January 12, 1999 the Company signed a definitive merger agreement with KTI, a publicly traded solid waste handling company. KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials. The Company believes the merger will give it additional growth opportunities in its existing and adjacent markets, and the ability to enter new markets, as well as achieve operational efficiencies as a result of the combination. Pursuant to the merger agreement, each share of KTI common stock will be exchanged for 0.51 shares of the Company's class A common stock. The stockholders of both companies approved the merger transaction on December 8, 1999. The companies anticipate that the merger will close during December, 1999. Total merger transactional costs incurred as of October 31, 1999 related to the KTI merger were $5.4 million. Total estimated merger costs are approximately $25 million dollars. All of these merger costs will be capitalized upon the consummation of the purchase transaction.

The Company's revenues have increased from $47.8 million for the three months ended October 31, 1998 to $56.1 million for the three months ended October 31, 1999 and from $92.9 million for the six months ended October 31, 1998 to $111.2 million for the six months ended October 31, 1999. From May 1, 1998 through April 30, 1999, the Company acquired 55 solid waste collection, transfer and disposal operations. Between May 1, 1999 and October 31, 1999, the Company acquired an additional 23 such businesses. All but two of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations.

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

General

The Company's revenues are attributable primarily to fees charged to customers for solid and liquid waste collection, landfill, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's landfill and transfer customers are under one to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities and from the sale of tire derived fuel. Other revenues consist primarily of revenue from septic/liquid waste operations and other sources. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The decrease in the Company's collection revenues as a percentage of revenues and the increase of the Company's landfill revenues as a percentage of revenues in the three and six-month periods ended October 31, 1999 over the comparable periods of the prior year is primarily attributable to the impact of the Company's acquisition of Hyland Landfill during the first quarter of fiscal 1999 plus the increased utilization of our North Country Landfill in Bethlehem, New Hampshire during the first and second quarters of fiscal 2000. The increase in transfer revenues as a percentage of revenues in the three and six-month periods ended October 31, 1999 over the comparable periods of the prior year is mainly due to the acquisition of transfer station operations in the prior fiscal year. The increase in recycling revenues is due primarily to increased volumes with additional increased prices received from the sale of recycled commodities. The increase in liquid waste and other revenues as a percentage of revenues in the three and six-month periods ended October 31, 1999 over the comparable periods of the prior year is primarily due to the impact of acquisitions of septic/liquid waste operations since the first quarter of fiscal 1999.

                          Percentage of Revenue        Percentage of Revenue
                            Three Months Ended           Six Months Ended
                         -------------------------   --------------------------
                         October 31,   October 31,   October 31,    October 31,
                            1998          1999          1998           1999
                            ----          ----          ----           ----
Collection                  77.4%         69.8%         77.5%          70.6%
Landfill                     6.8%          8.4%          6.6%           8.5%
Transfer                     5.2%          6.8%          5.2%           6.4%
Recycling                    7.8%         10.1%          7.7%           9.8%
Liquid Waste                 2.8%          4.9%          3.0%           4.7%
                           ------        ------        ------         ------
Total Revenue              100.0%        100.0%        100.0%         100.0%
                           ======        ======        ======         ======

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

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight-line method. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a $0 net book value, and does not apply a salvage value to any of its fixed assets.

The Company capitalizes certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs directly associated with expansion of existing landfills. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering. The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities, which it may own or operate in the future. The Company has provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of its landfills (generally for a term of 30 years after final closure of a landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds. The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company's Consolidated Financial Statements bear in relation to revenues.

                                          Three Months Ended              Six Months Ended
                                      --------------------------      ------------------------
                                      October 31,    October 31,      October 31,  October 31,
                                         1998           1999             1998         1999
                                      (Restated)     (Unaudited)      (Restated)   (Unaudited)
                                      ----------     -----------      ----------   -----------
Revenues                                100.0%         100.0%           100.0%       100.0%
Cost of Operations                       59.2           55.4             59.9         55.8
General and Administrative               14.2           13.1             14.2         13.6
Depreciation and Amortization            14.2           14.3             13.6         14.1
Merger Costs - Poolings                   1.6            0.0              0.8          1.3
                                        -----          -----            -----        -----
Operating Income                         10.8           17.1             11.4         15.1

Interest Expense, Net                     2.1            3.1              3.1          3.1
Other (Income)/Expense                    0.1           (1.0)            (0.2)        (0.7)
Provision for Income Taxes                4.0            6.4              3.9          5.6
                                        -----          -----            -----        -----
Net Income                                4.6%           8.7%             4.7%         7.1%
                                        =====          =====            =====        =====
EBITDA*                                  25.0%          31.5%            25.1%        29.2%
                                        =====          =====            =====        =====

* See discussion and computation of EBITDA below

Revenues:

For the three months ended October 31, 1998 and 1999, revenues increased approximately $8.3 million, or 17.4%, to $56.1 million from $47.8 million. For the six months ended October 31, 1998 and 1999, revenue increased approximately $18.3 million, or 19.7%, to $111.2 million from $92.9 million. Of these increases, $3.9 million and $9.6 million, respectively, was due to the impact of businesses acquired during fiscal year 1999 and the first six months of fiscal year 2000. The balance of the increase was due to internal volume and pricing growth.

Cost of Operations:

For the three months ended October 31, 1998 and 1999, cost of operations increased approximately $2.8 million, or 9.8%, to $31.1 million from $28.3 million. Cost of operations, as a percentage of revenues decreased 3.8% to 55.4% from 59.2%. For the six months ended October 31, 1998 and 1999, cost of operations increased approximately $6.4 million, or 11.5%, to $62.0 million from $55.7 million. Cost of operations as a percentage of revenues decreased by 4.1% to 55.8% from 59.9%. The decrease was primarily the result of (i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1999; and (ii) margin improvements because of price increases in fiscal 1999 and the first two quarters of fiscal 2000.

General and Administrative:

For the three months ended October 31, 1998 and 1999, general and administrative expenses increased approximately $0.6 million, or 8.7%, to $7.4 million from $6.8 million. General and administrative expenses, as a percentage of revenues decreased to 13.1% from 14.2%. For the six months ended October 31, 1998 and 1999, general and administrative expenses increased approximately $2.0 million, or 15.0%, to $15.2 million from $13.2 million. General and administrative expenses, as a percentage of revenues, decreased to 13.6% from 14.2%. This improvement is due to improved economies of scale achieved subsequent to the acquisitions of the last eighteen months, and to the leveraging of our existing corporate overhead.

Depreciation and Amortization:

For the three months ended October 31, 1998 and 1999, depreciation and amortization increased approximately $1.3 million, or 18.8%, to $8.0 million from $6.8 million. As a percentage of revenue, depreciation and amortization remained relatively constant. For the six months ended October 31, 1998 and 1999, depreciation and amortization increased approximately $3.0 million, or 23.7%, to $15.7 million from $12.7 million. As a percentage of revenue, depreciation and amortization increased to 14.1% from 13.6%. The increase in depreciation and amortization is due to the increased concentration of revenues in landfill activities, which typically have higher depreciation and amortization charges relative to revenues compared to hauling revenues.

Merger Costs:

The merger related costs of $1.5 million recorded in the six months ended October 31, 1999 were incurred in association with the Resource Waste Systems, Inc. and Corning Community Disposal, Inc. mergers accounted for as poolings of interests. The transactions are discussed above under `Notes to Consolidated Financial Statements'.

Interest Expense, Net:

For the three months ended October 31, 1998 and 1999, interest expense, net increased approximately $0.7 million, or 75%, to $1.7 million from $1.0 million. As a percentage of revenue, interest expense, net increased to 3.1% from 2.1%. This reflects the increase in the outstanding balance under the Company's acquisition line of credit. For the six months ended October 31, 1998 and 1999, interest expense, net increased approximately $0.6 million, or 19.1%, to $3.4 million from $2.9 million. As a percentage of revenue, interest expense, net remained constant at 3.1%.

Other (income) expense, net:

Other (income) expense, net has not historically been material to the Company's results of operations.

Provision for Income Taxes:

For the three months ended October 31, 1998 and 1999, provision for income taxes increased approximately $1.7 million, or 87.0%, to $3.6 million from $1.9 million. As a percentage of revenue, provision for income taxes increased to 6.4% from 4.0%. For the six months ended October 31, 1998 and 1999, provision for income taxes increased approximately $2.6 million, or 71.9%, to $6.2 million from $3.6 million. As a percentage of revenue, provision for income taxes increased to 5.6% from 3.9%. The increase reflects the Company's increase in profits in the quarter and six month period ended October 31, 1999 over the same periods in the prior fiscal year. The combined effective tax rate used by the Company in recording taxes for interim periods has decreased from 46.5% in the quarter ended October 31, 1998 to 43.8% in the same quarter of the current fiscal year.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $3.3 million at April 30, 1999 and positive net working capital of $8.6 million at October 31, 1999.

The Company has a $150 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. This revolving line of credit matures in January, 2003. Funds available to the Company under this line of credit were $39.1 million at October 31, 1999. In connection with the proposed merger with KTI, the Company will be required to replace this credit facility. The Company has negotiated a new $450 million credit facility with a number of banks.

Net cash provided by operating activities was $24.1 million for the six months ended October 31, 1999 compared to $20.1 million for the same period of the prior fiscal year. The increase was primarily due to the increase in the Company's net income for the six months ended October 31, 1999 over the prior fiscal year, increased depreciation and amortization and increased closure/post closure accruals.

Cash used in investing activities decreased $6.6 million from $57.2 million to $50.6 million in the six months ended October 31, 1999 over the same period of the prior fiscal year. The decrease in investing activities reflects fewer acquisitions for the two quarters ended October 31, 1999 accounted for as purchases, offset by capital expenditures. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions, and continues to expend capital in order to service internal growth.

Net cash provided by financing activities was $27.0 million in the six months ended October 31, 1999 compared to $37.1 million for the same period of the prior year. The net cash provided by financing activities in the current fiscal year reflects the borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in the comparable period of the prior year reflects the net proceeds of the follow-on offering and borrowings on the Company's credit facility, offset by repayments.

Seasonality

The Company's revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because: (i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and
(ii) decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income results are therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions could result in increased operating costs to certain of the Company's operations.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company establishes its expenditure levels based on its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. Due to a variety of factors including general economic conditions, governmental regulatory action, acquisitions, capital expenditures and other costs related to the expansion of operations and services and pricing changes, it is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. In such events, the Company's Stock price would likely be materially and adversely affected.

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

The Company's business is primarily located in the northeastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region such as state regulations and severe weather conditions. The Company is unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Year 2000 Issues
----------------

The approach of the year 2000 has raised concerns about the ability of information technology systems and non-information technology systems, primarily computer software programs, to properly recognize and process date-sensitive information with respect to the Year 2000.

The Company has undertaken a Year 2000 project, comprised of four phases, to address these concerns. Phase one, which has been completed, consisted of awareness, Year 2000 planning, preparing a written plan, management approval and support. Phase two involved the evaluation of all systems and equipment, including hardware, software, security and voice mail, with respect to Year 2000 compliance. The completion date for phase two was June 30, 1999. Phase three involved addressing any deficiencies identified in Phase two. The completion date for Phase three was July 31, 1999. Phase four involved the validation and testing of all systems and equipment, and has been completed. Casella has performed, and continues to perform routine updates of all software and hardware systems to facilitate Year 2000 compliance.

The Company has completed numerous acquisitions in recent months, and the information systems of a limited number of these acquired operations have been fully integrated with Casella's information systems. Casella continues to make acquisitions as an integral component of its growth strategy. There is no assurance that the information systems of all acquired operations, particularly those acquisitions completed in the latter portion of calendar 1999, will be Year 2000 compliant by December 31, 1999.

Casella uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems, and all internal productivity software. Casella has been informed by the respective vendors that all application software is fully Year 2000 compliant.

Casella's banking arrangement is with an international banking institution, which has informed Casella that it is taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 time frames. Casella's payroll is out-sourced by the largest provider of third-party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

Casella has replaced all older personal computers and servers. Casella has acquired a Year 2000 compliant weight-measurement system. Currently six sites are operational and Casella is in the process of implementing the remaining sites. During the implementation, all non Year 2000 compliant hardware is expected to be replaced.

Casella conducted a final testing of all systems in the second quarter of fiscal 2000 and believes it is fully year 2000 compliant except as set forth below.

Casella has expended approximately $1.5 million dollars over the last eighteen months to address hardware and software-related Year 2000 compliance issues, principally through the implementation of a new frame network system. A portion of this investment is attributable to integrating information systems of companies that the Company has acquired. Casella has utilized funds from current operations and Casella's line of credit to meet Year 2000 remediation expenses.

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

Casella has begun its evaluation of its most reasonably likely worst-case scenarios with respect to the Year 2000 in the fourth calendar quarter of 1999 and has developed appropriate contingency plans.

EBITDA

EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

                                                Amounts in Thousands
                                     Three Months Ended      Six Months Ended
                                     ------------------     ------------------
                                     10/31/98  10/31/99     10/31/98  10/31/99

Operating Income                      $ 5,185   $ 9,620      $10,620   $16,801
Depreciation and Amortization           6,771     8,045       12,668    15,667
                                       ------    ------       ------    ------

EBITDA                                $11,956   $17,665      $23,288   $32,468
                                       ======    ======       ======    ======

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

There can be no assurance that the Company's merger with KTI will result in the synergies and other benefits anticipated by the two companies. The benefits of the merger could be impacted by KTI's operating results, which have been below expectations in recent quarters.

In connection with the merger with KTI, the Company is required to replace its existing credit facility. There can be no assurance that the Company's new credit facility will be on terms as favorable as those sought by the Company. In the event that it is unable to obtain a sufficient credit facility, the Company's acquisition program, results of operations and financial condition could be materially and adversely affected. If the Company were unable to obtain a new credit facility, it will be unable to repay its existing credit facility and will be in default.

The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully integrated solid waste services companies. The Company has also expanded into markets, which are more urban than those historically served by the Company, including markets in and around Boston, Massachusetts, and expects to continue to expand in those markets. Such growth, if it were to occur, could place a significant strain on the Company's management and operational, financial and other resources.

The Company has incurred net losses in the past. There can be no assurance that the Company will be profitable in the future, and the Company may incur increased volatility in its operating results as a result of the KTI acquisition.

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

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under its bank line of credit, the issuance of shares of the Company's Class A Common Stock and/or seller financing. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet its capital requirements. The Company's ability or willingness to use its common stock for acquisitions may be limited if the trading price of the stock is perceived to be undervalued.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against Casella and two of Casella's officers and directors in the Rutland Superior Court, Rutland County, and State of Vermont. In the Complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three-percent equity interest in Casella or the monetary equivalent thereof, as well as punitive damages. Casella and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November 1997, certain stockholders of Casella agreed to indemnify Casella for any settlement by Casella or any award against Casella in excess of $350,000 (but not legal fees paid by or on behalf of Casella or any other third party). Casella accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

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

Casella's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On October 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's landfill beyond its currently permitted capacity. The Town has taken the position that NCES may not expand the landfill beyond Stage II, Phase I, which has reached capacity. NCES sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES sought compensation under state law for the inverse condemnation of its property.

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

The Grafton Superior Court issued its order on NCES's first eight claims and the Town's request for a permanent injunction and declaratory relief on February 1, 1999. The court declined to decide whether the Town's zoning ordinance is valid; rather, the court held that NCES had appropriated a 51-acre tract of land comprised of a 10-acre and a 41-acre parcel for landfilling purposes. Stage II, Phase II is within the 51-acre tract. The court also found that NCES had obtained permission to operate its landfill facility on this 51-acre tract prior to the enactment of the challenged zoning ordinance and held that the ordinance did not apply to NCES's operation of its landfill facility on this tract. Consequently, the court held that the Town lacked authority to enforce the zoning ordinance against NCES with respect to the 51-acre tract and denied the Town's petition in its entirety. The court did not decide the validity of the zoning ordinance as it relates to 36 acres adjoining the 51-acre tract after finding that NCES had not demonstrated a present intent to develop this property for landfilling. Consequently, NCES's ability to use these 36 acres for landfilling remains unresolved.

On February 10, 1999, the Town moved the Grafton Superior Court to clarify and reconsider its order. On March 22, 1999, the court denied reconsideration but offered some clarification, which did not result in any substantive change in its earlier order. On April 20, 1999, the Town filed a notice of appeal with the New Hampshire Supreme Court seeking review of the superior court's order. NCES filed a notice of cross-appeal on April 29, 1999.

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

In summer 1999, the superior court found that the financial exactions imposed in 1986 by the Town as a condition of land-use approval were unlawful. These exactions consist of a discounted tipping fee for Town solid waste and a per-ton payment to the Town for all solid waste originating from outside the Town and deposited at the landfill. NCES stopped complying with the exactions in October of 1998. NCES and the Town have filed cross-motions for summary judgment respecting the enforceability of the exactions and are awaiting a ruling. Whatever the court's decision, NCES expects an appeal.

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

Following the announcement of the merger, Casella received a request for certain information and documents from the Maine Attorney General related to its existing operations in the State of Maine, and to the competitive impact of the proposed merger with KTI. In response to this request, Casella made available certain responsive information and documents. Since that time, without an admission of any liability, Casella has entered into an agreement resolving the Attorney General's competitive concerns. The agreement, formally contained in a Consent Order, was submitted to the Maine Superior Court and approved on September 28, 1999, to become effective upon the date of the consummation of the merger with KTI. In summary, the Order requires Casella to modify its existing small containerized hauling contracts in northern Maine to permit termination upon thirty days written notice and to limit the charge for early termination to a certain amount. It also requires Casella to operate (to the extent it controls such operation) the gate, scale house and disposal area of the Penobscot waste-to-energy facility in Orrington, Maine, under terms and conditions no less favorable than those provided to it an to be recused from participation in the bid process for contracts relating to the transportation or disposal or residue from that facility.

Casella has brought an action against the Town of Hampden, Maine to set aside the Town's efforts to block Casella's construction of approximately 3,300,00 tons of capacity, for which Casella has been granted a permit by the State of Maine. The action is pending in the Penobscot County Superior Court in Bangor, Maine.

In addition, the Company is a defendant in a lawsuit brought by Woodstock '99, LLC seeking damages for breach of two service contracts entered into by the Company for the servicing of portable chemical toilets during the Woodstock concert held in Rome, N.Y. in late July, 1999. Woodstock '99, LLC is seeking damages of up to $2,000,000.00. The Company intends to vigorously defend the lawsuit and has filed its Answer and Counterclaim, along with extensive discovery requests.

Casella offers no prediction of the outcome of any of the proceedings described above.

The Company is not aware of any other non-routine or incidental material legal proceedings prior to the merger with KTI. However, upon the closing of the merger with KTI, the Company or its subsidiaries will be subject to the litigation to which KTI is currently a party, as described in the Company's S-4 Registration Statement filed in connection with the merger.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 Amendments No. 2 and 3 to Agreement and Plan of Merger among registrant, Rutland Acquisition Sub., Inc. and KTI, Inc. (incorporated by reference from Exhibit 2.1 to the registration statement on Form S-4 of Casella, as filed on November 12, 1999).

        27.1   Financial Data Schedule for Period Ended October 31, 1999

        27.2   Restated Financial Data Schedule for Period Ended October
               31, 1998

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

On September 29, 1999 the Company filed a report on 8-K amending the Agreement and Plan of Merger for the third time between the Company and KTI, Inc. and attaching the press release issued in conjunction with such agreement.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Casella Waste Systems, Inc.



         Date: December 10, 1999          By: /s/ Jerry Cifor
                                           -----------------------------------
                                           Jerry Cifor
                                           Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)