Form 10-Q
period 2000-01-31
CASELLA WASTE SYSTEMS INC
filed 2000-03-21
CIK 911177

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

                 For the quarterly period ended January 31, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
                        ---------------------------------

                        Commission file number 000-23211


                           CASELLA WASTE SYSTEMS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     03-0338873
  ----------------------------                  ----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                   25 Greens Hill Lane, Rutland, Vermont 05701
        -------------------------------------------------- --------------
               (Address of principal executive offices) (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 10, 2000:


         Class A Common Stock       22,569,065
         Class B Common Stock          988,200

================================================================================

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                 (In thousands)

                                                      April 30,
                                                        1999        January 31,
                                                     (Restated)         2000
                                                      --------        --------
CURRENT ASSETS:
  Cash and Cash Equivalents                           $  4,232        $ 10,183
  Restricted Cash - Closure Fund Escrow                    626          25,154
  Accounts Receivable-trade, net of allowance
    for doubtful accounts of $1,381 and $2,115          22,814          88,592
  Other Current Assets                                   5,689          23,253
  Net Assets of Discontinued Business                    2,932              --
                                                      --------        --------

    Total Current Assets                                36,293         147,182
                                                      --------        --------


Property, Plant and Equipment, net of
  accumulated depreciation and amortization of
  $67,023 and $89,088                                  131,077         366,839
Intangible Assets, net                                 104,199         226,447
Restricted Funds - Closure Fund Escrow                   4,834           2,545
Other Assets                                             5,725          14,282
                                                      --------        --------

                                                      $282,128        $757,295
                                                      ========        ========












The accompanying notes are an integral part of theses consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS EQUITY
                                   (Unaudited)
               (In thousands, except for share and per share data)


                                                       April 30,
                                                         1999       January 31,
                                                      (Restated)        2000
                                                       ---------     ---------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                 $   5,489     $  11,073
  Current Maturities of Capital Lease Obligations            402         3,557
  Accounts Payable                                        17,883        35,706
  Other Accrued Liabilities                                6,546        28,884
                                                       ---------     ---------

    Total Current Liabilities                             30,320        79,220
                                                       ---------     ---------

Long-Term Debt, Less Current Maturities                   86,594       371,467
Capital Lease Obligations, Less Current Maturities         1,454         2,659
Other Long-Term Liabilities                               15,782        34,688


COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY
  Class A Common Stock -
    Authorized - 100,000,000 Shares, $.01 par value
    Issued and Outstanding - 14,868,739 and
       22,219,663                                            148           222
    Authorized - 1,000,000 Shares, $.01 par value;
      10 Votes per Share. Issued and
      Outstanding - 988,200 shares                            10            10
  Additional Paid-In Capital                             154,733       267,274
  (Accumulated Deficit)/Retained Earnings                 (6,913)        1,755
                                                       ---------     ---------


                                                         147,978       269,261
                                                       ---------     ---------
                                                       $ 282,128     $ 757,295
                                                       =========     =========








The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except for share and per share data)

                                              Three Months Ended              Nine Months Ended
                                            ------------------------      ------------------------
                                            January 31,                  January 31,
                                               1999       January 31,        1999        January 31,
                                            (Restated)        2000        (Restated)        2000
                                            ---------      ---------      ---------      ---------
Revenues                                    $  44,109      $  93,004      $ 136,204      $ 203,428
                                            ---------      ---------      ---------      ---------
Operating Expenses:
   Cost of Operations                          26,351         61,452         81,560        122,824
   General and Administrative                   7,060         11,413         20,093         26,296
   Depreciation and Amortization                6,481         10,193         19,064         25,763
   Merger Costs (Poolings)                        468              0          1,165          1,490
                                            ---------      ---------      ---------      ---------

                                               40,360         83,058        121,882        176,373
                                            ---------      ---------      ---------      ---------

Operating Income                                3,749          9,946         14,322         27,055
                                            ---------      ---------      ---------      ---------
Other (Income)/Expense:
   Interest Income                                (74)          (778)          (299)          (881)
   Interest Expense                             1,359          5,553          4,466          8,865
   Other Expenses/(Income)                        (65)          (120)          (256)          (625)
                                            ---------      ---------      ---------      ---------

                                                1,220          4,655          3,911          7,359
                                            ---------      ---------      ---------      ---------
Income from Continuing Operations Before
   Income Taxes and Extraordinary Item          2,529          5,291         10,411         19,696
Provision for Income Taxes                      1,689          2,433          5,266          8,733
                                            ---------      ---------      ---------      ---------

Income from Continuing Operations Before
   Extraordinary Item                             840          2,858          5,145         10,963
                                            ---------      ---------      ---------      ---------
Discontinued Operations:
Income/(Loss) from Discontinued
   Operations net of income taxes                  39            (79)            64           (269)
Estimated Loss on Disposal of
   Discontinued Operations,
   net of income taxes                              0         (1,393)             0         (1,393)
                                            ---------      ---------      ---------      ---------

                                                   39         (1,472)            64         (1,662)
                                            ---------      ---------      ---------      ---------

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            (In thousands, except for share data and per share data)

                                          Three Months Ended              Nine Months Ended
                                       -------------------------      -------------------------
                                       January 31,                   January 31,
                                          1999        January 31,        1999        January 31,
                                       (Restated)        2000         (Restated)        2000
                                       ----------     ----------      ----------     ----------
Extraordinary Item - Early
   Extinguishment of Debt, net
   of income taxes                              0           (631)              0           (631)
                                       ----------     ----------      ----------     ----------

Net Income                             $      879     $      755      $    5,209     $    8,670
                                       ==========     ==========      ==========     ==========
Earnings Per Share:
   Basic:
    Income from Continuing
     Operations Before
     Extraordinary Item                $     0.05     $     0.14      $     0.34     $     0.64
    Income/(Loss) from
     Discontinued Segment                    0.01          (0.07)           0.01          (0.10)
    Extraordinary Item                       0.00          (0.03)           0.00          (0.04)
                                       ----------     ----------      ----------     ----------

    Net Income                         $     0.06     $     0.04      $     0.35     $     0.50
                                       ==========     ==========      ==========     ==========
   Basic Weighted Average Common
    Shares Outstanding                     15,809         19,777          14,915         17,264
                                       ==========     ==========      ==========     ==========
   Diluted:
    Income from Continuing
     Operations Before
     Extraordinary Item                $     0.05     $     0.14      $     0.32     $     0.62
    Income/(Loss) from
     Discontinued Segment                    0.00          (0.07)           0.01          (0.09)
    Extraordinary Item                       0.00          (0.03)           0.00          (0.04)
                                       ----------     ----------      ----------     ----------

   Net Income                          $     0.05     $     0.04      $     0.33     $     0.49
                                       ==========     ==========      ==========     ==========
   Diluted Weighted Average Common
    Shares Outstanding                     16,687         20,264          15,890         17,758
                                       ==========     ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1999 and 2000
                                   (UNAUDITED)
                                 (In thousands)

                                                               1999
                                                            (Restated)           2000
                                                            ---------         ---------
Cash Flows from Operating Activities:
 Net Income/(Loss)                                          $   5,209         $   8,670

 Income from Continuing Operations

 Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities;
 (Gain)/Loss on Discontinued Operations                           (64)            1,662
 Loss on Extraordinary Item                                         0               631
 Depreciation and Amortization                                 19,193            25,876
 (Gain)/Loss on Sale of Equipment                                 (32)             (300)
 Changes in Assets and Liabilities, net of
  Effects of Acquisition -
  Accounts Receivable                                          (3,942)          (12,878)
  Accounts Payable                                              1,136           (10,615)
  Other Current Assets/Liabilities                              3,812            17,790
                                                            ---------         ---------
                                                               20,167            19,873
                                                            ---------         ---------
   Net Cash Provided by Operating Activities                   25,312            30,836
                                                            ---------         ---------
Cash Flows from Investing Activities:
 Acquisitions, net of Cash Acquired                           (26,388)          (34,848)
 Additions to Property and Equipment                          (43,938)          (53,301)
 Proceeds from Sale of Equipment                                  244             1,107
 Other Assets/Liabilities                                      (8,925)           (3,718)
                                                            ---------         ---------
   Net Cash Used in Investing Activities                      (79,007)          (90,760)
                                                            ---------         ---------
Cash Flows from Financing Activities:
 Distributions to Shareholders - Pooled Entities                 (131)                0
 Proceeds from Contributed Capital                                100                 0
 Proceeds from Issuance of Common Stock                        56,678               754
 Proceeds from Long-Term Borrowings                            62,589           354,290
 Principal Payments on Long-Term Debt                         (65,638)         (284,683)
 Principal Payments on Capital Leases                          (1,670)           (4,486)
                                                            ---------         ---------
   Net Cash Provided by Financing Activities                   51,928            65,875
                                                            ---------         ---------
Net Increase/(Decrease) in Cash and Cash Equivalents           (1,767)            5,951

Net Cash and Cash Equivalents, Beginning of Period              3,117             4,232
                                                            ---------         ---------
Net Cash and Cash Equivalents, End of Period                $   1,350            10,183
                                                            =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1999 and 2000
                                   (UNAUDITED)
                                 (In thousands)


                                                         1999
                                                      (Restated)         2000
                                                       ---------      ---------
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period for -

   Interest                                            $   4,204      $   7,984
                                                       =========      =========
   Income Taxes                                        $   2,856      $   1,057
                                                       =========      =========

Supplemental Disclosures of Noncash Investing and
 Financing Activities:
   Summary of Entities Acquired:

Fair Market Value of Assets Acquired                   $  29,868      $ 427,340
Common Stock Issued                                            0       (111,860)
Cash Paid - Net of Cash Acquired                         (26,388)       (34,848)
                                                       ---------      ---------

Liabilities assumed and Notes Payable to Sellers       $   3,480      $ 280,632
                                                       =========      =========






























The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 1999 and January 31, 2000, the consolidated statements of operations for the three months and nine months ended January 31, 1999 and 2000, and the condensed consolidated statements of cash flows for the nine months ended January 31, 1999 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued audited balance sheet dated April 30, 1999 to reflect the mergers with Resource Waste Systems, Inc., and Corning Community Disposal Services, Inc. (see note 1) consummated on July 1, 1999 and June 4, 1999, respectively, accounted for using the pooling-of-interests method of accounting. The Company has also restated the previously issued consolidated statements of operations for the three months and nine months ended January 31, 1999 and consolidated statement of cash flows for the nine months ended January 31, 1999 to reflect the mergers with NEI, Westfield Disposal, Resource Recovery Systems, Inc. and Corning Community Disposal, Inc. (see note 1). The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 1999. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.       BUSINESS COMBINATIONS

Transactions Recorded as Poolings-of-Interests

During fiscal year 1999, and during the first three quarters of fiscal year 2000, the Company completed several mergers in business combinations recorded as poolings-of-interests. Accordingly, the accompanying financial statements have been restated to include these businesses for all periods presented. The Company issued the following shares of Class A Common Stock in connection with the mergers:

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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Revenue and net income have been restated for these acquisitions accounted for as poolings of interest, as presented in the following table:

                           Three Months  Three Months   Nine Months    Nine Months
                              Ended         Ended          Ended          Ended
                             January       January        January        January
                             31, 1999      31, 2000       31, 1999       31, 2000
                            ---------      ---------      ---------      ---------
Revenues:
 Casella, before Pooling    $  39,526      $  93,004      $ 122,461      $ 201,384

 Poolings                       4,583              0         13,743          2,044
                            ---------      ---------      ---------      ---------


 Casella, as Restated       $  44,109      $  93,004      $ 136,204      $ 203,428
                            =========      =========      =========      =========

Net Income:
 Casella, before Pooling    $   2,312      $     755      $   7,310      $   8,877

 Poolings                      (1,433)             0         (2,101)          (207)
                            ---------      ---------      ---------      ---------

 Casella, as Restated       $     879      $     755      $   5,209      $   8,670
                            =========      =========      =========      =========

All of the pooled entities had fiscal year ends of December 31 and, subsequent to the poolings, changed their year ends to conform with that of the Company. For the month ended January 31, 1999, $209 in revenues and $124 in net losses were excluded from the Results of Operations. Cash flows resulting from the periods excluded from the Results of Operations discussed above are immaterial and have been included in the Statement of Cash Flows.

Transactions Recorded as Purchases

During the three and nine months ended January 31, 2000, the Company acquired 7 and 30 solid and liquid waste hauling operations respectively, in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $1.9 and $19.7 million in cash to sellers, respectively. Additionally, the KTI transaction was in exchange for consideration of approximately 7,152,157 shares of common stock. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 1998:

                             Nine months ended     Nine months ended
                             January 31, 1999       January 31, 2000
                             ----------------       ----------------

Revenues                         $394,080               $401,971
                                 ========               ========
Operating Income                 $ 15,660               $ 43,971
                                 ========               ========
Net Income                       $  5,163               $ 11,497
                                 ========               ========
Diluted income per share -       $   0.23               $   0.54
                                 ========               ========
Weighted average diluted
  shares outstanding               22,119                 21,282
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. DISCONTINUED OPERATIONS

Discontinued Operations:

During the third quarter, the Company adopted a formal plan to dispose of its construction and emergency response business (herein discontinued business). The Company has accounted for this planned disposition in accordance with APB Opinion No. 30, accordingly the results of operations of the discontinued business have been segregated from continuing operations and reported as a separate line in its consolidated statements of operations. Additionally, the estimated loss on the disposal of the discontinued operations of $2,284 (before income tax benefit of $891) represents the estimated loss on the disposal of the assets of discontinued operations and a provision of $141 for expected operating losses during the phase-out period from November 30, 1999 through June 2000. The estimated loss is reported separately from the results of the Company's continuing operations.

A summary of the operating results of the discontinued business are as follows.

                                      Three Months Ended             Nine Months Ended
                                   ------------------------      ------------------------
                                    January       January        January        January
                                    31, 1999      31, 2000       31, 1999       31, 2000
                                   ---------      ---------      ---------      ---------
Revenues                           $     694      %      64      $   1,496      $     795
                                   ---------      ---------      ---------      ---------
 Operating Expenses                      481            135            936            795
 General and Administrative              102             39            317            321
 Depreciation and Amortization            44             16            129            113
                                   ---------      ---------      ---------      ---------
Operating Income/(loss)                   67           (126)           114           (434)

 Other Expenses                            3              3              9              7
 Provision for Income Taxes/
 (benefit)                                25            (50)            41           (172)
                                   ---------      ---------      ---------      ---------
 Net Income                        $      39      $     (79)     $      64      $    (269)
                                   =========      =========      =========      =========

A summary of the net assets reported as Discontinued Business for the year ended April 30, 1999 are as follows:

        Accounts Receivable - net              264
        Other Current Assets                     8
        Equipment                              355
        Intangible Assets net                2,478
                                             -----
             Total Assets                    3,105

        Accounts Payable                        20
        Other Accrued Liabilities                8
        Note Payable                           145
                                             -----
             Total Liabilities                 173
                                             -----
             Net Assets                      2,932
                                             =====

5. LONG-TERM DEBT

In conjunction with the acquisition of KTI, Inc., the Company obtained a new credit facility comprised of (i) a $300,000 Senior Secured Revolving Credit Facility (the "Revolver") due December 14, 2004, bearing interest at LIBOR plus 2.75%, (currently at 8.95%), and decreasing by $25,000 in years 3 and 4; and
(ii) a $150,000 Senior Secured Delayed Draw Term "B" Loan ("Term Loan"), due December 14, 2006, bearing interest at LIBOR plus 3.5%, (currently at 9.7%),and calling for principal payments of 1% on notational amount ($1,500) per year with the remaining principal balance due at maturity. As of January 31, 2000, the Company has $158.9 million available under these agreements.

During the third quarter ended January 31, 2000 the Company paid off its old credit facility. Accordingly, the Company wrote off deferred financing fees related to the previous credit facility. It recorded an extraordinary loss of $631 (net of tax benefit of $448) resulting from the write-off of related debt acquisition costs of $1,704 less related accumulated amortization of $625.

6. EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at January 31 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the respective three and nine month periods for the purpose of calculating basic and dilutive earnings per common share (in thousands):

                                                 Three Months   Three Months     Nine Months     Nine Months
                                                 Ended January  Ended January   Ended January   Ended January
                                                    31, 1999       31, 2000        31, 1999        31, 2000    .
                                                    -------         -------         -------         -------
Number of shares outstanding, end of period:
   Class A Common Stock                              14,863          22,213          14,863          22,213
   Class B Common Stock                                 988             988             988             988
Effect of Weighted Average Shares
   Outstanding During the Period                        (42)         (3,424)           (936)         (5,937)
                                                    -------         -------         -------         -------
Basic Shares Outstanding                             15,809          19,777          14,915          17,265

Impact of Potentially Dilutive
   Securities                                           878             487             975             493
                                                    -------         -------         -------         -------
Diluted Shares Outstanding                           16,687          20,246          15,890          17,758
                                                    =======         =======         =======         =======

For the three months and nine months ended January 31, 2000, options to purchase 2,045 and 1,774 common shares, respectively, were excluded from the calculation of potential dilutive securities because their impact was anti-dilutive.

7. SEGMENT REPORTING

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

The Company classified its operations into three segments: Eastern, Central and Western for the three and nine month periods ending January 31, 1999. The acquisition of KTI, for the three and nine months ended January 31, 2000, necessitated the addition of four new segments: Waste-to-Energy, Residential Recycling, Finished Products and Commercial Recycling. The Company's revenues in the Eastern, Central and Western, segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company's revenues in the Waste-to-Energy, Residential Recycling, Finished Products and Commercial Recycling segments are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products using recycled materials. Any other activities in which the Company is engaged are not material to the total results of operations of the Company; these activities are reflected within the reporting structure outlined above. (In thousands)

8.   SUBSEQUENT EVENTS

On February 1, 2000, Casella purchased a large amount of assets from Allied Waste Industries in the eastern Massachusetts area for a purchase price that will be determined based upon the operating results of these assets for the months of February and March of 2000. An upfront payment of $21 million was paid to Allied at the closing.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        Eastern       Central       Western    Corporate    Eliminations     Total
                                        -------       -------       -------    ---------    ------------     -----
Three Months Ended January 31, 1999:

Outside Revenue                      $     7,046   $     21,830   $    15,233   $      0      $      0      $ 44,109
                                     ===========   ============   ===========   ========      ========      ========
Intercompany Revenue                 $       454   $      6,522   $     1,870   $      0      $ (8,846)     $      0
                                     ===========   ============   ===========   ========      ========      ========
Net Income/(Loss)                    $       368   $        795   $       354   $   (638)     $      0      $    879
                                     ===========   ============   ===========   ========      ========      ========
Total Assets                         $    37,488   $    129,004   $    92,619   $  6,626      $      0      $265,737
                                     ===========   ============   ===========   ========      ========      ========

Nine Months Ended January 31, 1999:

Outside Revenue                      $    21,280   $     68,046   $    46,820   $     58      $      0      $136,204
                                     ===========   ============   ===========   ========      ========      ========
Intercompany Revenue                 $     1,653   $     21,506   $     4,283   $      0      $(27,442)     $      0
                                     ===========   ============   ===========   ========      ========      ========
Net Income/(Loss)                    $     1,173   $      4,994   $     1,416   $ (2,374)     $      0      $  4,329
                                     ===========   ============   ===========   ========      ========      ========
Total Assets                         $    37,488   $    129,004   $    92,619   $  6,626      $      0      $265,737
                                     ===========   ============   ===========   ========      ========      ========

                                                                                       Waste     Residential
                                                Eastern      Central     Western      to Energy   Recycling
                                                -------      -------     -------      ---------   ---------
Three Months Ended January 31, 2000:

Outside Revenue                                $ 17,998     $ 23,089     $ 14,659     $  9,731     $  6,637
                                               ========     ========     ========     ========     ========
Intercompany Revenue                           $  2,583     $  9,016     $  2,764     $    393     $      0
                                               ========     ========     ========     ========     ========
Net Income/(Loss)                              $  1,135     $  2,978     $  1,162     $    484     $    925
                                               ========     ========     ========     ========     ========
Total Assets                                   $ 77,227     $116,897     $111,596     $271,528     $ 45,731
                                               ========     ========     ========     ========     ========

                                      Finished     Commercial
                                      Products     Recycling    Corporate    Eliminations     Total
                                      --------     ---------    ---------    ------------     -----
Three Months Ended January 31, 2000:

Outside Revenue                       $  6,977      $ 16,067     $    203      $ (2,357)     $ 93,004
                                      ========      ========     ========      ========      ========
Intercompany Revenue                  $     89      $  4,135     $    225      $(19,205)     $      0
                                      ========      ========     ========      ========      ========
Net Income/(Loss)                     $   (531)     $    681     $ (6,079)     $      0      $    755
                                      ========      ========     ========      ========      ========
Total Assets                          $ 39,644      $ 41,270     $ 53,402      $      0      $757,295
                                      ========      ========     ========      ========      ========

                                                                              Waste    Residential
                                     Eastern      Central      Western      to Energy   Recycling
                                     -------      -------      -------      ---------   ---------
Nine Months Ended January 31, 2000:

Outside Revenue                      $ 43,460     $ 74,915     $ 47,314     $  9,731     $  6,637
                                     ========     ========     ========     ========     ========
Intercompany Revenue                 $  5,318     $ 27,800     $  9,717     $    393     $      0
                                     ========     ========     ========     ========     ========
Net Income/(Loss)                    $  1,783     $ 14,171     $  4,465     $    484     $    925
                                     ========     ========     ========     ========     ========
Total Assets                         $ 77,227     $116,897     $111,596     $271,528     $ 45,731
                                     ========     ========     ========     ========     ========

                                       Finished     Commercial
                                       Products     Recycling    Corporate   Eliminations      Total
                                       --------     ---------    ---------   ------------      -----
Nine Months Ended January 31, 2000:

Outside Revenue                        $  6,977      $ 16,067     $    684      $ (2,357)     $203,428
                                       ========      ========     ========      ========      ========
Intercompany Revenue                   $     89      $  4,135     $    225      $(47,677)     $      0
                                       ========      ========     ========      ========      ========
Net Income/(Loss)                      $   (531)     $    681     $(13,308)     $      0      $  8,670
                                       ========      ========     ========      ========      ========
Total Assets                           $ 39,644      $ 41,270     $ 53,402      $      0      $757,295
                                       ========      ========     ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generation of electricity and steam and the manufacture of finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company also markets recyclable metals, plastics, paper and corrugated processed at its facilities and by third parties. The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste services companies.

On December 14, 1999 the Company consumated its acquisition with KTI, a publicly traded solid waste handling company (NASDAQ: KTI). KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials. The Company believes the acquisition will give it additional growth opportunities in its existing and adjacent markets in the northwestern U.S., and the ability to enter new markets, as well as achieve operational efficiencies as a result of the combination. Pursuant to the merger agreement, each share of KTI common stock was exchanged for 0.51 shares of the Company's class A common stock. The stockholders of both companies approved the merger transaction on December 8, 1999. Total deferred acquisition costs related to the KTI merger were approximately $25 million dollars. All of these acquisition costs were capitalized upon the consummation of the purchase transaction.

The Company's revenues have increased from $44.1 million for the three months ended January 31, 1999 to $93.0 million for the three months ended January 31,

2000 and from $136.2 million for the nine months ended January 31, 1999 to $203.4 million for the nine months ended January 31, 2000. From May 1, 1998 through April 30, 1999, the Company acquired 55 solid waste collection, transfer and disposal operations. Between May 1, 1999 and January 31, 2000, the Company acquired an additional 30 such businesses. All but two of these acquisitions were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of Casella Waste Systems, Inc. from the actual dates of the acquisitions and will materially affect the period-to-period comparisons of the Company's historical results of operations.

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

General

The Company's revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid and disposal waste collection, landfill, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's Landfill and transfer customers are under one to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities, recyclable brokering operations and from the sale of tire derived fuel. Other revenues consist primarily of revenue from septic/liquid waste operations and other sources. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The KTI acquisition closed on December 14, 1999. KTI's results of operations are included in the Company's results of operations from December 15, 1999 and forward. KTI provides integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products using recyclable materials. KTI's business emphasizes the use of low-cost processing to add value to the waste products delivered and, in some cases, the generation of electric power and steam. KTI operates its business under four reportable segments: Waste-to-energy, residential recycling, commercial recycling and finished products. KTI's four lines of business are reflected in the Company's revenues as follows: Waste-to-Energy is reflected under disposal, Residential Recycling is reflected under "recycling". Commercial Recycling is reflected under "recycling" and "brokerage", and Finished Goods is reflected under its own line.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. Change in percentages are mainly attributable to the acquisition of KTI which have businesses that have classifications that are different from Casella's lines of businesses.

                                                  Percentage of Revenue               Percentage of Revenue
                                                    Three Months Ended                  Nine Months Ended
                                                    ------------------                  -----------------
                                                January 31,      January  31,     January  31,      January  31,
                                                   1999             2000             1999              2000
                                                   ----             ----             ----              ----
Collection                                         74.9%             40.7%            76.5%             56.7%
Disposal                                            7.5%             17.0%             7.7%             13.1%
Transfer                                            6.4%              5.0%             6.6%              7.0%
Recycling                                           7.6%              7.7%             6.0%              7.2%
Finished Goods                                      0.0%              6.7%             0.0%              3.1%
Brokerage                                           0.0%             18.7%             0.0%              8.6%
Other                                               3.6%              4.2%             3.2%              4.3%
                                                  ------            ------           ------            ------
Total Revenue                                     100.0%            100.0%           100.0%            100.0%
                                                  ======            ======           ======            ======

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker's compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees, royalties, ash residue disposal, and repairs and maintenance of waste processing facilities, landfill operating expenses also include a provision for closure and post-closure expenditures anticipated to be incurred in the future, and leachate treatment and disposal costs.

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

The Company capitalizes certain direct landfill development costs, such as third party engineering, permitting, legal, construction and other costs directly associated with expansion of existing landfills. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering. The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities, which it may own or operate in the future. The Company has provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of its landfills (generally for a term of 30 years after final closure of a landfill) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds. The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company's Consolidated Financial Statements bear in relation to revenues.

                                                       Three Months Ended                 Nine Months Ended
                                                  -----------------------------      ---------------------------
                                                  January 31,      January  31,     January  31,    January  31,
                                                     1999              2000             1999            2000
                                                  (Restated)        (Unaudited)      (Restated)      (Unaudited)
                                                  ----------        -----------      ----------      -----------
Revenues                                            100.0%            100.0%           100.0%          100.0%
Cost of Operations                                   59.7              66.1             59.9            60.4
General and Administrative                           16.0              12.3             14.8            12.9
Depreciation and Amortization                        14.7              10.9             14.0            12.7
Merger Costs - Poolings                               1.1               0.0              0.8             0.7
                                                    -----             -----            -----           -----
Operating Income                                      8.5              10.7             10.5            13.3

Interest Expense, Net                                 2.9               5.1              3.1             3.9
Other (Income)/Expense                                0.0               0.0             (0.2)           (0.3)
Provision for Income Taxes                            3.7               2.6              3.8             4.3
                                                    -----             -----            -----           -----
Income from Continuing Operations                     1.9               3.0              3.8             5.4
                                                    -----             -----            -----           -----
(Gain)/Loss on Discontinued Operations               (0.1)              0.0              0.0             0.1
Estimated Loss on Disposal of Business
  Segment                                             0.0               1.5              0.0             0.7

Extraordinary Item                                    0.0               0.7              0.0             0.3
                                                    -----             -----            -----           -----
Net Income                                            2.0%              0.8%             3.8%            4.3%
                                                    =====             =====            =====           =====
EBITDA*                                              20.2%             21.6%            24.5%           26.0%
                                                    =====             =====            =====           =====

* See discussion and computation of EBITDA below

Revenues:

For the three months ended January 31, 2000, revenues increased approximately $48.9 million, or 110.8%, to $93 million from $44.1 million for the three months ended January 31, 1999. For the nine months ended January 31, 1999 and 2000, revenue increased approximately $67.2 million, or 49.4%, to $203.4 million from $136.2 million. Of these increases, $44.6 million and $55.2 million, respectively, was due to the impact of businesses acquired during fiscal year 1999 and the first nine months of fiscal year 2000. The balance of the increase was due to internal volume and pricing growth.

Cost of Operations:

For the three months ended January 31, 2000, cost of operations increased approximately $35.1 million, or 133.2%, to $61.5 million from $26.4 million for the three months ended January 31, 1999. Cost of operations, as a percentage of revenues increased 6.4% to 66.1% from 59.7%. For the nine months ended January 31, 1999, cost of operations increased approximately $41.3 million, or 50.6%, to $122.8 million from $81.6 million for the nine months ended January 31, 1999. Cost of operations, as a percentage of revenues increased by 0.5% to 60.4% from 59.9%. The increase was primarily the result of (i) recyclable brokerage operations acquired through the KTI acquisition, which carry a very high purchased materials cost (approximately 88% of revenue) in relation to its revenues, and
(ii) the Company's Finished Products division, acquired through the KTI acquisition, which carries a higher cost of operations, as a percentage of revenue, than the Company's other core operations.

General and Administrative:

For the three months ended January 31, 1999, general and administrative expenses increased approximately $4.3 million, or 61.7%, to $11.4 million from $7.1 million for the three months ended January 31, 1999. General and administrative expenses, as a percentage of revenues decreased to 12.3% from 16.0%. For the nine months ended January 31, 1999, general and administrative expenses increased approximately $6.2 million, or 30.9%, to $26.3 million from $20.1 million for the nine months ended January 31, 1999. General and administrative expenses, as a percentage of revenues, decreased to 12.9% from 14.8%. This decrease is due in part to (i) the acquisition of KTI's recyclable brokerage operations which have relatively low general and administrative costs, as a percentage of revenues, and (ii) improved economies of scale achieved subsequent to the acquisitions of the last twenty-one months, and to the leveraging of our existing corporate overhead.

Depreciation and Amortization:

For the three months ended January 31, 2000, depreciation and amortization increased approximately $3.7 million, or 57.3%, to $10.2 million from $6.5 million for the three months ended January 31, 1999. As a percentage of revenue, depreciation and amortization decreased to 10.9% from 14.7%. For the nine months ended January 31, 1999 and 2000, depreciation and amortization increased approximately $6.7 million, or 35.1%, to $25.8 million from $19.1 million. As a percentage of revenue, depreciation and amortization decreased to 12.7% from 14.0%. Depreciation and Amortization as a percentage of revenues decreased primarily due to the acquisition of KTI's recyclable brokerage operations which have very low depreciation and amortization costs as a percentage of revenues (approximately 1%).

Merger Costs:

The merger related costs of $1.5 million recorded in the nine months ended January 31, 1999 were incurred in association with the Resource Waste Systems, Inc. and Corning Community Disposal, Inc. mergers accounted for as poolings of interests. The transactions are discussed above under "Notes to Consolidated Financial Statements".

Interest Expense, Net:

For the three months ended January 31, 2000, interest expense, net increased approximately $3.5 million, or 272%, to $4.8 million from $1.3 million for the three months ended January 31, 1999. As a percentage of revenue, interest expense, net increased to 5.1% from 2.9%. This reflects the increase in the outstanding balance under the Company's acquisition line of credit and the effects of the new $450 million credit facility closed on December 14, 1999, which carries higher interest rates than the old facility. For the nine months ended January 31, 1999 and 2000, interest expense, net increased approximately $3.8 million, or 91.6%, to $8.0 million from $4.2 million. As a percentage of revenue, interest expense, net increased to 3.6% from 2.9%.

Other (income) expense, net:

Other (income) expense, net has not historically been material to the Company's results of operations.

Provision for Income Taxes:

For the three months ended January 31, 2000, provision for income taxes increased approximately $0.7 million, or 44.0%, to $2.4 million from $1.7 million for the three months ended January 31, 1999. As a percentage of revenue, provision for income taxes decreased to

2.6% from 3.7%. For the nine months ended January 31, 1999 and 2000, provision for income taxes increased approximately $3.5 million, or 65.8%, to $8.7 million from $5.3 million. As a percentage of revenue, provision for income taxes increased to 4.3% from 3.8%. The increase reflects the Company's increase in profits in the quarter and nine month period ended January 31, 2000 over the same periods in the prior fiscal year and nondeductible Goodwill acquired through the KTI Acquisition. The combined effective tax rate used by the Company in recording taxes for interim periods has decreased from 46.5% in the quarter ended October 31, 1998 to 43.8% in the same quarter of the current fiscal year.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. The Company had positive net working capital of $3.3 million at April 30, 1999 and positive net working capital of $68.0 million at January 31, 2000.

In connection with the acquisition of KTI, the Company has obtained a new $450 million credit facility with a number of banks, for which BankBoston, N.A. is acting as agent. The revolving line of credit consists of a $300 million Senior Secured Revolving Credit Facility, with a maturity date of December 14, 2004 and a $150 million Senior Secured Delayed Draw Term Loan B facility, with a maturity date of December 14, 2006. This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. Funds available to the Company under this line of credit were $158.9 million at January 31,2000.

Net cash provided by operating activities was $19.9 million for the nine months ended January 31, 2000 compared to $20.2 million for the same period of the prior fiscal year.

Cash used in investing activities increased $11.7 million from $79.0 million to $90.7 million in the nine months ended January 31, 2000 over the same period of the prior fiscal year. The increase in investing activities reflects acquisitions for the three quarters ended January 31, 2000 accounted for as purchases, increased capital expenditures. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions, and continues to expend capital in order to service internal growth.

Net cash provided by financing activities was $65.9 million in the nine months ended January 31, 2000 compared to $51.9 million for the same period of the prior year. The net cash provided by financing activities in the current fiscal year reflects the borrowings on the Company's new credit facility, offset by repayments. Net cash provided by financing activities in the comparable period of the prior year reflects the net proceeds of the follow-on offering and borrowings on the Company's credit facility, offset by repayments.

Seasonality

The Company's revenues for the Eastern, Central and Western regions have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because: (i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (ii) decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income results are therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions could result in increased operating costs to certain of the Company's operations.

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

The Company's business is primarily located in the eastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region such as state regulations and severe weather conditions. The Company is unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Year 2000 Issues

The approach of the year 2000 has raised concerns about the ability of information technology systems and non-information technology systems, primarily computer software programs, to properly recognize and process date-sensitive information with respect to the Year 2000.

The Company undertook a Year 2000 project, comprised of four phases, to address these concerns. Phase one, which has been completed, consisted of awareness, Year 2000 planning, preparing a written plan, management approval and support. Phase two involved the evaluation of all systems and equipment, including hardware, software, security and voice mail, with respect to Year 2000 compliance. The completion date for phase two was June 30, 1999. Phase three involved addressing any deficiencies identified in Phase two. Phase three was completed on July 31, 1999. Phase four involved the validation and testing of all systems and equipment, and has been completed. Casella has performed, and continues to perform routine updates of all software and hardware systems to facilitate Year 2000 compliance. The passing of the new year did not identify any material deficiencies regarding Year 2000 compliance.

The Company had completed numerous acquisitions in the months prior to January 1, 2000, and the information systems of a limited number of these acquired operations, including KTI, have been fully integrated with Casella's information systems. Casella continues to make acquisitions as an integral component of its growth strategy. No significant Year 2000 compliance problems occurred as a result of these acquisitions.

Casella experienced no significant adverse effects from Year 2000 compliance problems with third party vendors. Casella uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems, and all internal productivity software.

Casella, in preparation for December 31, 1999, replaced all older personal computers and servers. Casella acquired a Year 2000 compliant weight-measurement system. Casella has incurred approximately $1.5 million over the past twenty months to address hardware and software-related Year 2000 compliance issues, principally through the implementation of a new frame network system. A portion of this investment is attributable to integrating information systems of companies that the Company has acquired. Casella utilized funds from current operations and Casella's line of credit to meet Year 2000 remediation expenses.

No single customer represents more than one percent of Casella's revenues, and we have not and do not expect any material adverse effect on Casella's revenues in the event an individual customer experiences Year 2000 problems.

EBITDA

EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense. EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

                                                      Amounts in Thousands
                                                      --------------------
                                     Three Months Ended                  Nine Months Ended
                                     ------------------                  -----------------
                                   01/31/99         01/31/00          01/31/99        01/31/00
                                   --------         --------          --------        --------
Operating Income                    $ 3,749          $ 9,946           $14,322         $27,055
Depreciation and Amortization         6,481           10,193            19,064          25,763
                                    -------          -------           -------         -------
EBITDA                              $10,230          $20,139           $33,386         $52,818
                                    =======          =======           =======         =======

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING KTI'S OPERATIONS AND ASSETS.

We acquired with KTI, Inc. on December 14, 1999. There can be no assurance that management will be able to integrate KTI's operations effectively and that the acquisition will result in the synergies and other benefits anticipated by the two companies.

OUR INCREASED LEVERAGE MAY IMPACT OUR ABILITY TO MAKE FUTURE ACQUISITIONS.

As a result of the acquisition with KTI and the increase in its credit facility, the Company's indebtedness has increased substantially. This increased indebtedness may limit the Company's ability to incur additional indebtedness, and thereby limit the Company's ongoing acquisition program.

OUR CONTINUED GROWTH MAY PLACE A STRAIN ON OUR RESOURCES.

Our objective is to continue to grow by expanding our services in markets where we can be one of the largest and most profitable fully-integrated solid waste services companies. Such growth, if it were to occur, could place a significant strain on our management and operational, financial and other resources.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY DO SO IN THE FUTURE.

We have incurred net losses in the past. There can be no assurance that we will be profitable in the future.

WE MAY NOT BE SUCCESSFUL IN MAKING ACQUISITIONS, WHICH COULD AFFECT OUR FUTURE GROWTH.

Our strategy envisions that a substantial part of our future growth will come from making acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

WE ARE DEPENDENT ON THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM.

We are highly dependent upon the services of the members of our senior management team, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. In addition, our future success depends on our continuing ability to identify, hire, train, motivate and retain highly trained personnel. We may be in default under our credit facility if either John Casella or James Bohlig ceases to be employed by us.

OUR ABILITY TO MAKE ACQUISITIONS IS DEPENDENT ON THE AVAILABILITY OF ADEQUATE CASH AND THE ATTRACTIVENESS OF OUR STOCK PRICE.

We anticipate that any future business acquisitions will be financed through cash from operations, borrowings under our bank line of credit, the issuance of shares of our Class A Common Stock and/or seller financing. There can be no assurance that we will have sufficient existing capital resources, that our stock price will be sufficiently attractive for use in an acquisition or that we will be able to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements.

We also believe that a significant factor in our ability to close acquisitions will be the attractiveness of our Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our Class A common stock compared to the equity securities of our competitors. The recent declines in the market price of our Class A common stock could materially adversely affect our acquisition program.

OUR GROWTH RATE MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO CONTINUE TO IMPLEMENT OUR ACQUISITION STRATEGY

Our failure to implement successfully our acquisition strategy would limit our growth potential. We may not be able to implement our acquisition strategy, on which our future growth is substantially based, due to the consolidation and integration activity in the solid waste industry in recent years, as well as the difficulties and expenses relating to the development and permitting of solid waste landfills and transfer stations. These factors may result in fewer acquisition opportunities for us as well as less advantageous acquisition terms, including increased purchase prices. In addition, it may be difficult initially to integrate the operations of any acquired businesses with our business.

ENVIRONMENTAL REGULATIONS COULD SUBJECT US TO FINES, PENALTIES AND LIMITATIONS ON OUR ABILITY TO EXPAND

We will be subject to potential liability and restrictions under environmental laws. The waste-to-energy and manufacturing facilities are subject to regulations limiting discharges of pollution into the air and water, and the solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility, we could be subject to fines and penalties, and we may be required to spend large amounts to bring an operation into compliance or to temporarily or permanently stop an operation that is not permitted under the law. Those costs or actions could have a material adverse effect upon our business, financial condition and results of operations.

Environmental and land use laws also can have an impact on whether our operations can expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept waste. The waste management industry has been and likely will continue to be subject to regulation, as well as to attempts to regulate the industry through new legislation. Those regulations and laws also may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities profitably because of limits imposed under environmental laws, we may be required to increase our utilization of disposal facilities owned by third parties, and if so, our business, financial condition and results of operation could suffer a material adverse effect.

We have grown through acquisitions, and we have tried to evaluate and address environmental risks and liabilities presented by newly acquired businesses as they have identified them. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we would expect, or that we will fail to identify or fully appreciate a historic liability before we become legally responsible to address it. Some of the legal sanctions to which we could become subject could cause us to lose a needed permit, or prevent us from or delay us in obtaining or renewing permits to operate our facilities. The number, size and nature of those liabilities could have a material adverse effect on our business, financial conditions and results of operations.

Our operating program depends on our ability to operate and expand the landfills we own and lease and to develop new landfill sites. Several of our landfills are subject to local laws purporting to regulate their expansion and other aspects of their operations. There can be no assurance that the laws adopted by municipalities in which the our landfills are located will not have a material adverse effect on our utilization of our landfills or that we will be successful in obtaining new landfill sites or expanding the permitted capacity of any of our current landfills once their remaining disposal capacity has been consumed.

OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY CHANGING PRICES OR MARKET REQUIREMENTS FOR RECYCLABLE MATERIALS

Our results of operations may be materially adversely affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly wastepaper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond our control. These changes have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Some of our subsidiaries involved in the recycling business use long-term supply contracts with customers with floor price arrangements to minimize the commodity risk for recyclable materials, particularly wastepaper and aluminum metals. Under these contracts, our subsidiaries obtain a guaranteed minimum floor price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the minimum price. These contracts are generally with large domestic companies which use the recyclable materials in their manufacturing processes. Any failure to continue to secure long-term supply contracts with minimum price arrangements, or a breach by customers of one or more of these contracts could reduce our recycling revenues and have a material adverse effect on our business, financial condition and results of operations.

THE SEASONALITY OF OUR REVENUES COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION

Future seasonal fluctuations in our revenues could have a material adverse effect on our business, financial condition and results of operations. Our revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of solid waste during the late fall, winter and early spring months resulting primarily from:

     - the volume of solid waste relating to construction and demolition activities decreasing substantially during the winter months in the northeastern United States; and

     - decreased tourism in Vermont, Maine and eastern New York during the winter months, which tends to lower the volume of solid waste generated by commercial and restaurant customers, which is only partially offset by the winter ski industry.

Since some of our operating and fixed costs remain constant throughout the fiscal year, our operating income is seasonally impacted. In addition, particularly harsh weather conditions could result in increased operating costs for some of our operations.

OUR BUSINESS IS GEOGRAPHICALLY CONCENTRATED AND IS THEREFORE SUBJECT TO REGIONAL ECONOMIC DOWNTURNS

Our operations and customers are principally located in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and severe weather conditions. In addition, as we expand in our existing markets, opportunities for growth within these regions will become more limited. The costs and time involved in permitting and the scarcity of available landfills will make it difficult for us to expand vertically in these markets. We cannot assure you that we will complete enough acquisitions in other markets to lessen our regional geographic concentration.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THE HIGHLY COMPETITIVE SOLID WASTE SERVICES INDUSTRY

The solid waste services industry is highly competitive, is undergoing a period of increasingly rapid consolidation, and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers but also to acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than us. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may either require us to reduce the pricing of our services or result in our loss of business. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. There can be no assurance that we will be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our business, financial condition and results of operations could be materially adversely affected.

In our solid waste disposal markets, we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because user fees or similar charges, tax revenues and tax-exempt financing may be more available to them than to us.

Our insulation manufacturing operations compete primarily with large manufacturers of fiberglass insulation, including Owens Corning, Certainteed and Johns Manville Corp. and with Louisiana Pacific Corporation, a manufacturer of cellulose insulation. These companies have substantially greater resources than we do, which they could use for product development, marketing or other purposes to our detriment.

ONE OF OUR SUBSIDIARIES SELLS ITS ENTIRE OUTPUT TO A FEW CUSTOMERS AND LACKS THE CAPACITY TO MEET ALL OF ITS COMMITMENTS

One of our subsidiaries operates three steam generating plants, one of which produces steam for a facility owned by E. I. du Pont de Nemours and Company under a five-year contract expiring on May 30, 2003. Du Pont has significantly reduced operations at this facility, and has the option to terminate the contract upon payment of a termination fee. The second plant produces steam for an industrial park. Approximately 85% of the steam produced by the plant is purchased by one customer under a contract that may not be terminated by the customer except for cause, and the balance is sold to ten customers under contracts which provide that our subsidiary may elect not to supply steam. Currently, maximum contracted capacity for all customers for steam exceeds the maximum rated capacity that may be produced by this plant. Actual demand, however, has not exceeded the maximum rated capacity. If actual demand grows, the plant may need to install equipment to respond to peak demands, as well as equipment which may be necessary to allow the plant to meet stricter air quality standards, which may be adopted in the near future. The cost of this air quality equipment, not including the equipment necessary to respond to peak demands, is expected to be approximately $1.2 million. We are in the process of closing a third steam generating plant operated by a subsidiary of ours which has sold all of its output to a customer which has filed for bankruptcy. The termination of the contract with Du Pont or any of the significant customers who purchase steam from our subsidiary or its subsidiary could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE NEGATIVELY AFFECTED IF WE INADEQUATELY ACCRUE FOR CLOSURE AND POST-CLOSURE COSTS

We have material financial obligations relating to closure and post-closure costs of our existing landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. In addition to the landfills we currently operate, we own four unlined landfills which are not currently in operation. We have provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of its owned or operated landfills, generally for a term of 30 years after final closure of a landfill. We cannot assure you that our financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on our business, financial condition and results of operations.

WE COULD BE PRECLUDED FROM ENTERING INTO CONTRACTS OR OBTAINING PERMITS IF WE ARE UNABLE TO OBTAIN THIRD PARTY FINANCIAL ASSURANCE TO SECURE OUR CONTRACTUAL OBLIGATIONS

Municipal solid waste collection and recycling contracts, obligations associated with landfill closure and the operation and closure of waste-to-energy facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain financial assurance bonds, letters of credit or other means of financial assurance or to maintain adequate insurance could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE REQUIRED TO WRITE-OFF CAPITALIZED CHARGES IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR EARNINGS

Any charge against earnings could have a material adverse effect on our earnings and the market price of our Class A common stock. In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, landfills and development projects. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to (a) any operation that is permanently shut down or has not generated or is not expected to generate sufficient cash flow, (b) any pending acquisition that is not consummated and
(c) any landfill or development project that is not expected to be successfully completed. We have incurred such charges in the past.

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD EXCLUSIVELY BY JOHN
W. CASELLA AND DOUGLAS R. CASELLA

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At September 1, 1999, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our president and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding at September 1, 1999, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 35.4% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about January 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against Casella and two of Casella's officers and directors in the Rutland Superior Court, Rutland County, and State of Vermont. In the Complaint, Mr. Freeman seeks compensation for services allegedly performed by him prior to 1995. Mr. Freeman is seeking a three-percent equity interest in Casella or the monetary equivalent thereof, as well as punitive damages. Casella and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November 1997, certain stockholders of Casella agreed to indemnify Casella for any settlement by Casella or any award against Casella in excess of 350,000 (but not legal fees paid by or on behalf of Casella or any other third arty). Casella accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

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

Casella's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to consolidated civil actions (Case Nos. 98-E-141 and 98-E-151) against the Town of Bethlehem, New Hampshire (the "Town"), before the Grafton Superior Court in North Haverhill, New Hampshire. On January 16, 1998, NCES commenced an action for declaratory relief against the Town seeking, on a variety of grounds, to invalidate a Town zoning ordinance which purports to prohibit the expansion of NCES's landfill beyond its currently permitted capacity. The Town has taken the position that NCES may not expand the landfill beyond Stage II, Phase I, which has reached capacity. NCES sought a declaration that it requires no further approvals from the Town to expand the landfill throughout its 87-acre parcel and that certain financial exactions imposed by a 1986 Town land-use approval are invalid. In the alternative, NCES sought compensation under state law for the inverse condemnation of its property.

On January 23, 1998, the Town filed a petition for injunctive and declaratory relief against NCES. The Town's petition sought to enjoin NCES's construction of Stage II, Phase II of the landfill and to prevent any further expansion as violative of the above-noted Town zoning ordinance. The construction of Stage II, Phase II was proceeding at that time pursuant to a construction permit issued by the New Hampshire Department of environmental Services (NHDES) on September 15, 1998. On January 30, 1998, the court entered a preliminary injunction requiring NCES to suspend construction of Stage II, Phase II. When the Town failed to post an injunction bond, however, the court permitted NCES to complete and cover the liner system in Stage II, Phase II, before the onset of winter.

On November 30, 1998, NCES and the Town proceeded to trial on eight of NCES's eleven claims for relief and on the Town's claims for permanent injunctive and declaratory relief. Earlier, the remaining three NCES claims were bifurcated for later trial, if needed. On the day of trial, the Town filed two counterclaims seeking to establish the lawfulness of the financial exactions challenged by NCES's January 16, 1998 petition.

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

In summer 1999, the superior court found that the financial exactions imposed in 1986 by the Town as a condition of land-use approval were unlawful. These exactions consist of a discounted tipping fee for Town solid waste and a per-ton payment to the Town for all solid waste originating from outside the Town and deposited at the landfill. NCES stopped complying with the exactions in January of 1998. NCES and the Town have filed cross-motions for summary judgment respecting the enforceability of the exactions and are awaiting a ruling. Whatever the court's decision, NCES expects an appeal.

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

On February 9, 2000, So. Cal. Soft-Pak, Inc. ("Soft-Pak") sued Casella Waste Management, Inc., a wholly owned subsidiary of the Company, in the Superior Court of California, County of San Diego No. GIC 743123 for breach of contract, fraud, and negligent misrepresentation concerning the parties 1995 software licensing agreement. Soft-Pak is seeking undisclosed damages for an alleged failure to pay site license fees from 1997 to the present. Casella Waste Management, Inc. expects that Soft-Pak will seek damages of no more than $650,000. On March 8, 2000, the parties met to discuss potential settlement terms and subsequently agreed to extend the date by which an answer to the complaint is due by Casella Waste Management, Inc. until April 16, 2000.

On May 11, 1994, Maine Energy filed a suit in a Maine state court against United Steel Structures, Inc. under a warranty to recover the costs which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy approximately $3.3 million plus interest from May 10, 1994, to the date of the filing of the lawsuit, and court costs. The defendant filed an appeal on December 19, 1997. In February 1999, the appellate court reversed the trial court's verdict in favor of KTI and returned the case to the trial court, which ordered a new trial.

On September 30, 1997 and March 6, 1998, Capital Recycling of Connecticut filed two suits in a Connecticut state court against K-C International, certain officers of K-C International and other parties. The suits allege fraud, tortuous interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions were based on two contracts between Capital and K-C International. The contracts required all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C International initiated the arbitration process in Portland, Oregon. Subsequently, the parties agreed to arbitrate the dispute in Hartford, Connecticut. The plaintiffs were seeking approximately $1.9 million in damages. On October 20, 1999, KTI paid Capital $350,000 in final settlement of these claims.

On September 30, 1998, the Equal Employment Opportunity Commission filed a lawsuit against FCR Tennessee, Inc. in the United States District Court for the Western District of Tennessee, alleging sexual harassment by two managers and a sexually hostile work environment. The complainants sought compensation for past and future pecuniary and non-pecuniary losses as well as punitive damages and potential reinstatement of employment for Valerie L. Jacobs. KTI's insurance carrier has settled the matter for approximately $75,000.

On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleges that KTI inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upo0n closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000, and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 50,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports.

On April 6, 1999, Dennis McDonnell filed a lawsuit in a Florida state court against U.S. Fiber, Inc., a subsidiary of FCR. Mr. McDonnell, a former employee of U.S. Fiber, seeks a declaratory judgment regarding his rights and obligations under an employment non-competition agreement and an employment agreement that he previously had signed with two corporations that subsequently were merged with and into U.S. Fiber. KTI is defending the suit and believes it has meritorious defenses.

On April 15, 1999, C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc., commenced arbitration proceedings with the American Arbitration Association in Charlotte, North Carolina against KTI, FCR and FCR Plastics, Inc. in connection with the acquisition of Resource Recycling by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to fr4ustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving, or alternatively, reduced, the sums to which he was entitled to under the agreement. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and requests punitive damages, treble damages and attorneys fees. KTI, FCR and FCR Plastics responded to the demand, denying liability and filed a counterclaim for $1.0 million for misrepresentations. KTI believes it has meritorious defenses to these claims. If, however, the damages and charges claimed by Mr. Lee are awarded, KTI's business, financial condition and results of operation could be materially adversely affected. An arbitration date of May 8, 2000 has been scheduled.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's quarterly report on form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI allowance for doubtful accounts and net income. The Plaintiffs are seeking undisclosed damages. KTI believes it has meritorious defenses to these complaints. On June 15, 1999, Mr. Russo and Ms. Miller, together with Fransisco Munero, Timothy Ryan and Steve Storch, moved to consolidate the two complaints. This motion is currently pending in the District Court of New Jersey.

On July 1, 1999, Michael P. Kuruc filed a demand for arbitration with the American Arbitration Association in Charlotte, North Carolina, seeking approximately $1.0 million for compensation due under an employment agreement that he alleges he has with KTI and losses allegedly suffered in connection with his sale of KTI common stock. KTI believes that it has meritorious defenses, has retained counsel to defend this suit and has filed an action to stay the arbitration in Mecklenburg County Superior Court in North Carolina. On October 11, 1999, the Superior Court denied KTI's request to stay the arbitration. If the damages claimed by Mr. Kuruc are awarded, KTI's business, financial condition and results of operation could be materially adversely affected. The arbitration hearing is scheduled for April 10, 2000.

On October 22, 1999, Kyle Trayner filed an action in Putnam Superior Court in Connecticut against K-C International seeking approximately $400,000 allegedly due for compensation under an employment agreement and for payment on a promissory note issued by K-C International to Mr. Trayner. KTI believes that it has meritorious defenses to these claims and intends to retain counsel to defend this suit.

Casella and its subsidiaries are defendants in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, KTI believes are material to its financial condition, results of operations or cash flows.

Casella offers no prediction of the outcome of any of the proceedings described above.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

None.

Sales of Unregistered Securities

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on December 8, 1999, six proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:

Proposal I.

A proposal to issue shares of Casella Class A common stock as contemplated by the merger agreement among KTI, Inc., Casella and our wholly-owned subsidiary. The merger agreement provides that our wholly-owned subsidiary will be merged into KTI. As a result of the merger, KTI will become a wholly-owned subsidiary of Casella, and each shareholder will receive 0.51 of a share of Casella Class A common stock for each share of KTI common stock held by them;

Votes For:                          20,363,619
Votes Against:                         128,148
Abstentions:                             4,005
Broker Non-Votes:                      928,064

Proposal II.

A proposal to elect, as class one directors, Messrs. James W. Bohlig and Gregory
B. Peters for a term of three years;

James W. Bohlig            Votes For:                21,284,583
                           Votes Withheld               139,253

Gregory B. Peters          Votes For:                21,296,379
                           Votes Withheld               127,457

The other directors whose terms as director continued after the meeting are:
John W. Casella, Douglas R. Casella and John Chapple III. In addition, as a result of the merger with KTI, Inc., the following persons became directors of the Registrant: Ross Pirasteh, Martin J. Sergi, George J. Mitchell and Wilbur L. Ross Jr.

Proposal III.

A proposal to approve an amendment to our Amended and Restated 1997 Stock Incentive Plan increasing the aggregate number of shares of Casella Class A common stock that may be issued under the plan from 3,328,125 shares to 5,328,135 shares;

Votes For:                          16,809,923
Votes Against:                       3,649,610
Abstentions:                            36,239
Broker Non-Votes                       928,064

Proposal IV.

A proposal to approve amendments to our 1997 Non-Employee Director Stock Option Plan increasing the aggregate number of shares of Casella Class A common stock that may be issued under the plan from 50,000 shares to 100,000 shares and increasing the number of shares subject to stock options granted to non-employee directors upon initial election to the Casella board and on the date of each annual meeting to 75,00 shares;

Votes For:                          19,323,443
Votes Against:                       1,135,249
Abstentions:                            37,080
Broker Non-Votes:                      928,064

Proposal V.

A proposal to approve an amendment to our Amended and Restated 1997 Employee Stock Purchase Plan increasing the aggregate number of shares that may be issued under the plan from 300,000 shares to 600,000 shares;

Votes For:                          20,433,380
Votes Against:                          34,095
Abstentions:                            28,297
Broker Non-Votes:                      928,064

Proposal VI.

A proposal to ratify the selection of Arthur Andersen LLP as our independent auditors for the current fiscal year;

Votes For:                          21,393,551
Votes Against:                           3,018
Abstentions:                            27,267

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 Amendments No. 2 and 3 to Agreement and Plan of Merger among registrant, Rutland Acquisition Sub., Inc. and KTI, Inc.(incorporated by reference from Exhibit 2.1 to the registration statement on Form S-4 of Casella, as filed on November 12, 1999).

        27.1   Financial Data Schedule for Period Ended January 31, 1999

        27.2   Restated Financial Data Schedule for Period Ended January 31,
1998

(b)     Reports on Form 8-K:

On December 22, 1999 the Company filed a report on 8-K announcing the completion of the acquisition of KTI, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Casella Waste Systems, Inc.



         Date: March 21, 2000          By: /s/ Jerry Cifor
                                           -----------------------------------
                                           Jerry Cifor
                                           Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)