Form 10-K
period 2000-04-30
CASELLA WASTE SYSTEMS INC
filed 2000-08-04
CIK 911177

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended April 30, 2000

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]
================================================================================

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A Common Stock at the close of business on July 21, 2000 was $273,751,210 (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

There were 22,232,698 shares of Class A Common Stock, $.01 per share par value, of the registrant outstanding as of July 21, 2000. There were 988,200 shares of Class B Common Stock of the registrant outstanding as of July 21, 2000.

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

                                     PART I

ITEM 1. BUSINESS

The Company

Casella Waste Systems, Inc. ("the Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generates steam and manufactures finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company also markets recyclable metals, aluminum, plastics, paper and corrugated cardboard all processed at its facilities and recyclables purchased from third parties. The Company also generates electricity under its contracts with its two majority owned subsidiaries, Maine Energy Recovery Company LP ("Maine Energy") and Penobscot Energy Recovery Company LP ("PERC"), and through its wholly owned subsidiary, Timber Energy Recovery, Inc. ("TERI"). As of July 21, 2000, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 transfer stations, 40 recycling processing facilities, 39 solid and liquid waste collection divisions, 12 power generation facilities, three finished products processing facilities and an interest in its cellulose insulation joint venture with Louisiana Pacific.

Recent Developments

On December 14, 1999, the Company consummated its acquisition of KTI, Inc. ("KTI"), a publicly traded solid waste handling company. KTI specialized in solid waste disposal and recycling, and operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials. All of KTI's common stock was acquired in exchange for 7,152,157 shares of Class A Common Stock. The acquisition of KTI essentially more than doubled the revenues of the Company. The acquisition was accounted for as a purchase, and accordingly, results are included in the Consolidated Statements of Operations from December 15, 1999 forward.

During the fiscal year ended April 30, 2000, the Company also acquired 35 solid and liquid waste management businesses with approximately $82.9 million in annualized revenues, including the following:

In July 1999, the Company completed a merger with Resource Waste Systems, Inc. and related entities, which process recyclable materials and market commodities. Resource Waste Systems and its affiliates are in the Eastern Massachusetts market.

In October 1999, the Company acquired Eirco, Inc., a disposal outlet for processed construction and demolition debris in Eastern Massachusetts.

In February 2000, the Company completed the acquisition of Alternate Energy, Inc. and Rochester Environmental Park LLC (together, "AEI"), a bulk hauling operation and construction and demolition debris processing facility in Eastern Massachusetts.

In spring 2000 the Company acquired certain assets from Allied Waste Industries, Inc. The assets included of two transfer stations, one recycling facility and various hauling operations in Eastern Massachusetts and Northern Rhode Island.

The Company has entered into an agreement with Louisiana-Pacific Corp. to combine their respective cellulose insulation businesses into a single operating entity under a joint venture agreement effective August 1, 2000. The new Company, to be known as U.S. Green Fiber LLC, is an equally-owned joint venture formed through the combination of Louisiana-Pacific's GreenStone Industries, Inc. and Casella Waste Systems' U.S. Fibers, Inc.'s operations. The new entity will supply cellulose insulation to existing residential construction, retail and manufactured housing supply channels.

In June 2000, the Company agreed to issue redeemable convertible preferred stock to Berkshire Partners of Boston, Massachusetts. The preferred stock will be convertible into Class A Common Stock at $14.00 per share. The Company expects to raise approximately $55.8 million in capital, which the Company expects to use to pay down debt and continue its strategic plan.

Services

The Company's waste collection, landfill, transfer, certain of the Company's recycling services operations and two of its waste-to-energy facilities, which incinerate non-hazardous solid waste to generate electricity, are managed on a geographic basis and are divided into three geographic regions: the Central, Eastern and Western regions. These three regions are further divided into divisions organized around smaller market areas, known as "waste sheds", each of which contains the complete cycle of activities in the solid waste service process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities. Each is managed separately and provides distinct products or services using different production facilities. The Company's other operations, comprising its waste-to-energy facilities exclusive of the two managed in the Eastern region and its residential recycling operations, exclusive of the recycling facilities which operate within the waste sheds, commercial recycling operations and the finished products operations are managed on a line-of-business basis independently of the three geographic regions. The waste-to-energy segment is managed out of Saco, Maine, the commercial recycling segment is managed out of Passaic, New Jersey and the residential recycling and finished products segments are managed out of Charlotte, North Carolina. The following are the Company's three geographic regions and four line-of-business segments that comprise the Company's operations:

Central Region

The Central Region consists of Vermont, New Hampshire and eastern upstate New York. The portion of upstate New York within the Company's Central Region as of July 21, 2000 includes Clinton, Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. The Company owns and operates Subtitle D landfills in Bethlehem, New Hampshire (See Part I, Item 3, `Legal Proceedings') and Coventry, Vermont, and, through a 25-year capital lease, operates the Clinton County landfill located in Schuyler Falls, New York. In addition, as of July 21, 2000, the Company operated 16 solid waste collection operations, of which 7 are leased and 9 are owned, 2 liquid waste collection operations, one of which is leased and one of which is owned, 11 transfer stations, 4 of which are leased and 7 of which are owned, four recycling facilities, three of which are leased and one of which is owned and 1 leased transportation operation in the Central Region. The Central Region also had two transfer stations under development as of July 21, 2000.

Eastern Region

The Company's Eastern Region consists of Maine, southeastern New Hampshire, eastern Massachusetts and northern Rhode Island. The Company owns the SERF landfill located in Hampden, Maine, which disposes of ash, construction and demolition debris, special waste and front end processing residue primarily from the State of Maine. In addition, at July 21, 2000 the Company operated 10 collection operations, 4 of which are leased and 6 of which are owned and 15 transfer stations, 10 of which are leased and 5 of which are owned and collected solid waste from commercial, industrial and residential customers in the Eastern Region. The Company's waste tire processing facility, located in Eliot, Maine, has the capacity to process approximately 3.5 million tires per year and generates tire derived fuel, which the Company sells to paper mills for consumption as a supplemental energy source for boiler fuel. The Eastern Region also includes two majority-owned subsidiaries, which generate electricity from non-hazardous solid waste. The first facility is an 83.75% owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy"), a Maine limited partnership, which is located in Biddeford, Maine. The other facility is a 66.59% owned subsidiary, Penobscot Energy Recovery Company LP ("PERC"), a Maine limited partnership, located in Orrington, Maine.

Western Region

The Western Region is comprised of upstate New York and northern Pennsylvania (including Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown, Olean, and Wellsboro, PA). At July 21, 2000 the Company operated 11 transfer stations, all of which are owned, 12 collection operations, all of which are owned and 5 recycling operations, all of which are owned and collected solid waste from commercial, industrial and residential customers in the Western Region. The Company owns a Subtitle D permitted landfill, the Hyland facility, in Angelica, New York, which serves the western upstate portion of our New York waste shed (See Part I, Item 3, `Legal Proceedings'). The Company also owns two landfills permitted to accept construction and demolition materials, the Hakes and Portland facilities.

Operations

The following is a description of the Company's operations.

Landfills

The Company currently owns four Subtitle D landfill operations and operates a fifth Subtitle D landfill under a 25-year lease arrangement with a county. All of the Company's operating Subtitle D landfills include leachate collection systems, groundwater monitoring systems and, where required, active methane gas extraction and recovery systems. In addition to these landfills, the Company owns two landfills permitted to accept only construction and demolition materials. These C&D landfills, depending on the state in which they are located, are typically constructed in accordance with lower environmental standards than Subtitle D landfills, reflecting the inert nature of the materials deposited in them.

During the year ended April 30, 2000, approximately 67% of the waste volumes received by the Company's landfills were from the Company's hauling divisions or transfer stations.

The following table provides certain information regarding the landfills that the Company operates. All of such information is provided as of July 21, 2000.

                                                                     Estimated
                                                 Estimated         in Permitting
                                             Total Remaining          Process
                                            Permitted Capacity       Capacity
             Landfill     Location               (Tons)(1)         (Tons) (1)(2)
             --------     --------               ---------         -------------

Clinton County (3).....  Schuyler Falls, NY        710,000               990,000
Waste USA .............  Coventry, VT            1,690,000                 - 0 -
SERF (4)...............  Hampden, ME               120,000             3,100,000
NCES...................  Bethlehem, NH               6,000               544,000
Hyland.................  Angelica, NY            1,620,000                 - 0 -
Hakes(C&D) ............  Campbell, NY              941,000                 - 0 -
Portland(C&D) (5)......  Portland, NY               20,250                 - 0 -


(1) The Company converts estimated remaining permitted and permittable capacity calculated in cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill.

(2) Represents capacity for which the Company has begun the permitting process. Does not include additional available capacity at the site for which permits have not yet been sought.

(3) Operated pursuant to a capital lease expiring in 2021.

(4) The 3,100,000 of additional in-process tonnage has received all required permits from the State of Maine; however the town of Hampden, Maine, where the site is located, has not issued the required construction permits for work to begin on the expansion (See Part I, Item 3 "Legal Proceedings").

(5) Facility currently under construction.

The Company also owns and/or operates five unlined landfills, which are not currently in operation. All of these landfills have been closed and environmentally capped by the Company. One of the unlined landfills, a municipal landfill which is adjacent to the Subtitle D Clinton County landfill being operated by the Company, was operated by the Company from July 1996 through July 1997. The Company completed the closure and capping activities at this landfill in September 1997, and is indemnified by Clinton County for environmental liabilities arising from such landfill prior to the Company's operation.

Once the permitted capacity of a particular landfill is reached, the landfill must be closed and capped, and post-closure care started, if additional capacity is not authorized. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the anticipated useful life of such landfill.

Solid Waste Collection

The Company's 39 solid and liquid waste collection operations served over 500,000 commercial, industrial and residential customers at July 21, 2000. During 2000, approximately 49% of the solid waste collected by the Company was delivered for disposal at its landfills. The Company's collection operations are generally conducted within a 125-mile radius of its landfills. A majority of the Company's commercial and industrial collection services are performed under one to three year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

Transfer Station Services

The Company operated 39 transfer stations as of July 21, 2000. The transfer stations receive, compact and transfer solid waste collected primarily from the Company's various collection operations to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by: (i) increasing the size of the waste shed which has access to the Company's landfills; (ii) reducing costs by improving utilization of collection personnel and equipment; and (iii) building relationships with municipalities that may lead to future business opportunities, including privatization of the municipality's waste management services.

Recycling Services

The Company has sought to position itself to provide recycling services to customers who are willing to pay for the cost of the recycling service. Depending on the terms of the individual customer contracts and the level of recovered material commodity prices, the proceeds generated from reselling the recycled materials are usually shared between the Company and its customers. In addition, the Company has adopted a pricing strategy of charging collection and processing fees for recycling volume collected from its customers.

As of July 21, 2000 the Company operated 15 recycling processing facilities throughout the three geographic regions. The Company processes more than 20 classes of recyclable materials originating from the municipal solid waste stream, including cardboard, office paper, containers and bottles. The Company's regional recycling operations, as they relate to the three geographic regions, are concentrated principally in the Vermont, which is in the Central Region, as the public sector in other states in the Company's service area has generally taken primary responsibility for recycling efforts.

Waste Tire Processing and Other Services

The Company's waste tire processing facility, located in Eliot, Maine, has the capacity to process approximately 3.5 million tires per year and generates tire derived fuel, which the Company sells to paper mills for consumption as a supplemental energy source for boiler fuel. The Company's other services include a septic/liquid waste operation, located in the Company's Central Region.

Waste-to-Energy

In addition to its interests in Maine Energy and PERC, the Company has the following interests in waste-to-energy facilities:

Timber Energy Resources, located in Telogia, Florida, uses biomass waste as its source of fuel to be combusted for the production of electricity for sale to the local electric utility. The Company also operates two wood processing facilities, BioFuels in Lewiston, Maine and Timber Chip, also a part of Timber Energy Resources, in Cairo, Georgia.

The Company operates three waste-to-energy facilities, two of which are owned and one of which is leased, in Martinsville, Virginia. These facilities use biomass and coal to produce steam for sale to industrial users under long-term contracts. One of the plants was closed in December 1999 pursuant to that plant's only customer going out of business.

KTI Recycling of Canada, which includes three tire processing facilities, two of which are owned and one of which is leased, produce crumb rubber from waste tires using a proprietary cryogenic technology. KTI Recycling of Canada has two additional facilities under construction, located in Canada.

The Company holds a 35% stake in Oakhurst Company Inc., which owns two distributors in the automotive aftermarket. The Company has assigned the Company's proprietary cryogenic rubber technology to Oakhurst, for use at the New Heights facility. In return, Oakhurst agreed to purchase an unspecified number of crumb rubber systems and entered into a royalty agreement with the Company to pay $0.0075 cents per tire processed by Oakhurst using these crumb rubber systems. Oakhurst also agreed to engage a subsidiary of the Company to be the operating manager of New Heights and to pay the subsidiary of the Company management fees for each facility operated.

The Company owns a 60% limited partnership interest in American Ash Recycling of Tennessee Ltd., a limited partnership that operates a permitted municipal waste combustor ash recycling facility in Nashville, Tennessee. This facility, which commenced operations in 1993, is the first commercially operational municipal waste combustor ash recycling facility in the United States.

The waste-to-energy segment also engages in other waste management and processing activities, including commercial hauling and non-hazardous waste management. These activities are complementary extensions of the waste-to-energy facilities that enable the Company to provide a wider range of services to customers and provide strategic opportunities for future growth through vertical integration.

Residential recycling

The residential recycling segment is comprised of 20 recycling facilities, 19 of which are leased and one of which is owned, that process and market recyclable materials under long-term contracts with municipalities and commercial customers. Additionally, the residential recycling segment operates one leased transfer station. The recyclable materials consist principally of old newspapers, old corrugated containers, mixed paper and commingled bottles and cans consisting of steel, aluminum, plastic and glass. This line of business segment provides residential recycling, commercial recycling, processing and marketing services.

A significant portion of the material provided to the residential recycling segment is delivered pursuant to long-term contracts with municipal customers. The contracts generally have a term of five to ten years and expire at various times between 2000 and 2018. The terms of each of the contracts vary, but all the contracts provide that the municipality or a third party deliver materials to the Company's facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, the Company pays the municipality a fee per ton of material delivered or in the event of a shortfall, charges the municipality a fee for each ton of material shortfall below the municipality's guaranteed tonnage amount. Some contracts contain revenue sharing arrangements under which the Company pays the municipality a specified percentage of the revenue from the sale of the recovered materials.

The residential recycling segment derives a significant portion of its revenues from the sale of recyclable materials. The resale and purchase prices of the recyclable materials, particularly newspaper, corrugated containers, plastic, ferrous and aluminum, can fluctuate based upon market conditions. The Company uses long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper and aluminum metals. Under such contracts, the Company obtains a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process. In fiscal 2000, 18.7% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under these long-term contracts.

Commercial recycling

The commercial recycling segment consists of five leased recycling facilities, which process and market paper fibers obtained from municipalities, commercial customers and commercial waste generators and brokers paper fibers, processed at facilities operated by the residential and commercial recycling segments, to the Company's processing facilities and external customers.

Finished Products

The finished products segment consists primarily of plastic reprocessing plants and the Company's interest in a joint venture with Louisiana-Pacific for the manufacture and sale of cellulose insulation.

The joint venture with Louisiana-Pacific manufactures cellulose insulation, which is primarily used in the construction of manufactured housing and single-family residential homes. The Company believes that the joint venture is the largest producer of cellulose insulation in the United States and operates six manufacturing facilities located in Ronda, North Carolina; Tampa, Florida; Phoenix, Arizona; Clackamas, Oregon; Delphos, Ohio; and Waco, Texas. The joint venture primarily sells the insulation to the makers of manufactured housing and insulation contractors throughout the country. The plastics division is a reprocessor of high density polyethylene ("HDPE") plastics collected primarily from residential recycling programs and industrial suppliers. The plastics division obtains a majority of its raw materials from the residential recycling segment. The plastics division operates three manufacturing facilities located in Reidsville, North Carolina and Hamlet, North Carolina.

Competition

The solid waste services industry is highly competitive, and has undergone a long period of consolidation, and requires substantial labor and capital resources. The Company competes with numerous solid waste management companies, several of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than the Company. Certain of the Company's competitors are large national companies that may be able to achieve greater economies of scale than the Company. The Company also competes with a number of regional and local companies. In addition, the Company competes with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over the Company due to the availability of user fees, charges or tax revenues and tax-exempt financing. In addition, recycling and other waste reduction programs may reduce the volume of waste deposited in landfills.

The Company competes for collection and disposal volume primarily on the basis of the price and quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for the Company's services or the loss of business. In addition, competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The Company generally competes for acquisition candidates with publicly-owned regional and national waste management companies.

The residential recycling industry is highly competitive and requires substantial capital resources and prior experience to bid on municipal contracts. Competition is both national and regional in nature. Some of the markets in which the Company competes are served by one or more of the large national solid waste companies including Waste Management, Allied Waste and Republic Services, as well as numerous regional and local competitors that offer competitive prices and quality service.

The Company's waste paper brokerage business and waste paper processing plants face extensive competition. Principal attributes of these markets contributing to such competition are industry-wide overcapacity and continual price pressures.

The insulation industry is highly competitive and requires substantial capital and labor resources. In its insulation manufacturing activities, the Company's joint venture with Louisiana-Pacific primarily competes with manufacturers of fiberglass insulation such as Owens Corning, Certainteed and Schuller International. The fiberglass insulation manufacturers currently have a significant market share and are substantially better capitalized than the Company. The Company believes that the joint venture will compete with fiberglass insulation manufacturers by charging competitive prices and offering a quality product and excellent customer service support.

The plastics industry is highly competitive and requires substantial capital investment in equipment. The plastics division's primary competition comes from other reprocessors of recycled plastics, as well as suppliers of virgin HDPE resin. These competitors have significantly greater financial and other resources than the Company. The Company believes that it offers competitive pricing because the cost to reprocess plastics generally requires a lower amount of investment in capital than the manufacturing of virgin plastic resin. The Company also competes with several other recycled plastic brokers and direct marketing from plastic recycling plants for post-industrial plastic scrap, and with materials recovery facilities for post-consumer plastics. The Company believes that it will continue to be competitive because of its knowledge of the plastic recycling market and its reputation and relationship with its customers.

Marketing and Sales

The Company has a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. The Company markets its services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. The Company also obtains new customers from referral sources, its general reputation and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

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

Employees

The Company employs approximately 3,700 persons. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes relations with its employees to be satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

The Company actively maintains environmental and other risk management programs, which it believes are appropriate for its business. The Company's environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. The Company also maintains a worker safety program, which encourages safe practices in the workplace. Operating practices at all Company operations are intended to reduce the possibility of environmental contamination and litigation.

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

Effective July 1, 1999, the Company established a captive insurance company, `Casella Insurance Company', through which it is self-insured for Workman's Compensation and Automobile coverage. The Company's maximum exposure under this plan is $250,000 per individual event with no aggregate limit, after which reinsurance takes effect and limits the Company's exposure.

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

Customers

Under the terms of their contracts, Maine Energy must sell all of the electricity generated at its facilities to Central Maine, Timber Energy Resources must sell all of its electricity to Florida Power and PERC must sell all of its electricity to Bangor Hydro.

The commercial recycling segment processing facilities provide recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities. The Company acts as a broker of products, including recyclable material processed at facilities operated by the residential and commercial recycling segments, principally to paper and box board manufacturers in the United States, Canada, Pacific Rim countries, Europe and South America.

The Company's cellulose insulation joint venture sells its products to manufacturers of manufactured homes, insulation contractors, and retail home improvement stores throughout the United States. The plastics division sells the majority of its products under long-term contracts with two customers located adjacent to the Company's facility.

Raw Materials

The raw material demands of the PERC's facility currently are met mainly by PERC long-term waste handling agreements with approximately 200 municipalities in Maine. PERC received approximately 75% of its raw materials in fiscal 2000 from these municipalities. Maine Energy received 28% of its raw materials in fiscal 2000 from 18 Maine municipalities under long term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts. The Telogia facility uses biomass fuels that are a by-product of the paper pulp woodchip industry as its raw material.

The residential recycling segment received 38.1% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs be delivered to a facility that is owned or operated by the Company. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The raw materials for the Company's commercial recycling segment generally come from printers and publishing houses and other recyclers and haulers. The waste paper brokered by the Company is generated principally from the commercial recycling segment, from waste generators, and from third party processors.

The primary raw material for the Company's insulation joint venture is newspaper collected from residential recycling programs, including those operated by the Company's residential recycling segment. In 2000, the insulation division received 10.8% of the newspaper used by it from the residential recycling segment. It purchased the remaining newspaper from municipalities, commercial haulers, and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

The plastics division's primary raw materials are baled plastic containers collected from residential recycling programs, such as those operated by the Company's residential recycling segment, and ground material from industrial customers. In 2000, the plastics division received 57.2% of its raw material from the Company's residential recycling facilities.

Seasonality

The Company's transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:
(i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (ii) decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income results are therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions could result in increased operating costs to certain of the Company's operations.

The residential recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the facilities located in Florida experience increased volumes of recyclable materials during the winter months, followed by decreases in the summer months in connection with seasonal changes in population.

The commercial recycling segment experiences increased quantities of newspaper and corrugated containers in November and December, followed by reduced quantities in January and decreased quantities of newspaper and corrugated containers in July and August, followed by increased quantities in September, due to increased newspaper advertising and retail activity during the holiday season.

The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shut downs.

Regulation

Introduction

The Company is subject to extensive and evolving Federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting the Company are administered by the EPA and other Federal, state and local environmental, zoning, health and safety agencies. The Company believes that it is currently in substantial compliance with applicable Federal, state and local environmental laws, permits, orders and regulations, and it does not currently anticipate any material environmental costs to bring its operations into compliance (although there can be no assurance in this regard in the future). The Company expects that its operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. The Company attempts to anticipate future legal and regulatory requirements and to carry out plans intended to keep its operations in compliance with those requirements.

In order to transport process, incinerate, or dispose of solid waste, it is necessary for the Company to possess and comply with one or more permits from Federal, state and/or local agencies. The Company must review these permits periodically, and the permits may be modified or revoked by the issuing agency.

The principal Federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

The Resource Conservation and Recovery Act of 1976 ("RCRA")

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they (i) either (a) are specifically included on a list of hazardous wastes, or
(b) exhibit certain characteristics defined as hazardous; and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to more extensive regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

Among the wastes that are specifically designated as non-hazardous are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where those businesses treat, store or dispose of such material. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA, and in many instances EPA has delegated to those states the principal role in regulating industries which are subject to those requirements. Some state regulations impose different, additional obligations.

The Company currently does not accept for transportation or disposal of hazardous substances (as defined in CERCLA, discussed below) in concentrations or volumes that would classify those materials as hazardous wastes. However, the Company has transported hazardous substances in the past and very likely will transport and dispose of hazardous substance in the future, to the extent that materials defined as hazardous substances under CERCLA are present in consumer goods and in the non-hazardous waste streams of its customers.

The Company does not accept hazardous wastes for incineration at its waste-to-energy facilities. The Company typically tests ash produced at those facilities on a regular basis; that ash generally does not contain hazardous substances in sufficient concentrations or volumes to result in the ash being classified as hazardous waste. However, it is possible that future waste streams accepted for incineration could contain elevated volumes or concentrations of hazardous substances or that legal requirements will change, and that the resulting incineration ash would be classified as hazardous waste.

Leachate generated at the Company's landfills and transfer stations is tested on a regular basis, and generally is not regulated as a hazardous waste under Federal or state law. In the past, however, leachate generated from certain of the Company's landfills has been classified as hazardous waste under state law, and there is no guarantee that leachate generated from the Company's facilities in the future will not be classified under Federal or state law as hazardous waste.

In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Regulations generally require the Company to install groundwater monitoring wells at virtually all landfills it operates, to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection systems. The Subtitle D Regulations also require facility owners or operators to control emissions of methane gas generated at landfills where certain regulatory thresholds are exceeded. Each state must revise its landfill regulations to meet these requirements or the EPA will automatically impose such requirements upon landfill owners and operators in that state. Each state also must adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D regulatory criteria. Various states in which the Company operates or in which it may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

The Federal Water Pollution Control Act of 1972

The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), regulates the discharge of pollutants into the "waters of the United States" from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities, and waste-to-energy facilities (collectively, "solid waste management facilities"). If run-off or collected leachate from the Company's solid waste management facilities, or process or cooling waters generated at one of the Company's waste-to-energy facilities, is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off, leachate, or process or cooling water is discharged to a treatment facility that is owned by a local municipality. Numerous states have enacted regulations, which are equivalent to the Clean Water Act, and which also regulate the discharge of pollutants to groundwater. Finally, virtually all solid waste management facilities must comply with the EPA's storm water regulations, which are designed to prevent contaminated storm water runoff from flowing into surface waters.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA")

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. In addition, CERCLA also imposes liability for the costs of evaluating and addressing damage done to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be based on the existence of any of more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable shares of such costs would be limited by the Company's ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

The Clean Air Act

The Clean Air Act, generally through state implementation of Federal requirements, regulates emissions of air pollutants from certain landfills based upon the date of the landfill was constructed and the annual volume of emissions. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas where levels of regulated pollutants exceed certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

The Clean Air Act also regulates emissions of air pollutants from the Company's waste-to-energy facilities and certain of its processing facilities. The EPA has enacted standards that apply to those emissions. It is possible that the EPA, or a state where the Company operates, will enact additional or different emission standards in the future.

All of the Federal statutes described above authorize lawsuits by private citizens to enforce certain provisions of the statutes. In addition to a penalty award to the United States, some of those statutes authorize an award of attorney's fees to parties successfully advancing such an action.

The Occupational Safety and Health Act of 1970 ("OSHA")

OSHA establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration to promulgate occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to the Company's operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

State and Local Regulations

Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some authorize liens on property owned by responsible parties. Some of those liens may take priority over previously filed instruments. Furthermore, many municipalities also have local ordinances, laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or conduct, flow control provisions that direct the delivery of solid wastes to specific facilities or to facilities in specific areas, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time Federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if this or similar legislation is enacted, states in which the Company operates landfills could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any landfills within those states that receive a significant portion of waste originating from out-of-state.

In addition, certain states and localities may for economic or other reasons restrict the export of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions. In addition, some proposed Federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills in certain areas, which may materially adversely affect the Company's ability to operate its landfills and/or affect the prices the Company can charge for landfill disposal services. Those restrictions also may result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Energy and Utility Regulation

Each of the Company's waste-to-energy facilities has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA exempts qualifying facilities from most Federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility's full "avoid cost".

The Company's waste-to-energy business is dependent upon its ability to sell the electricity generated by each of its facilities to an electric utility (or, in certain instances, a third-party such as an energy marketer). Those purchases generally occur under long-term power purchase agreements, some of which will expire in the near future. There is no guarantee that new agreements will replace those that expire, or that any new agreement will contain a purchase price, which is as favorable as the one in the expiring agreement. Additionally, in the event that the electric utility industry in a state where the Company generates electricity is deregulated in the future, it is possible that the applicable regulatory agency will require that an existing agreement be renegotiated (the resulting agreement may be less favorable to the Company) or transferred to a third-party.

Executive Officers and Other Key Employees of the Company

The executive officers and other key employees of the Company, their positions, and their ages as of July 21, 2000 are as follows:





              Name          Age       Position
              ----          ---       --------

Executive Officers
------------------

John W. Casella             49        President, Chief Executive Officer,
                                      Secretary, Director

Douglas R. Casella          44        Vice Chairman of the Board of Directors,
                                      Vice President

James W. Bohlig             54        Senior Vice President and Chief Operating
                                      Officer, Director

Jerry S. Cifor              39        Senior Vice President and Chief Financial
                                      Officer, Treasurer

Martin J. Sergi             43        Executive Vice President - Business
                                      Development, Director

Other Key Employees
-------------------

Michael Brennan             42        Vice President & General Counsel

Christopher M. DesRoches    42        Vice President, Sales and Marketing

Sean Duffy                  40        Regional Vice President

Joseph S. Fusco             36        Vice President, Communications

James M. Hiltner            36        Regional Vice President

Michael Holmes              45        Regional Vice President

Larry B. Lackey             39        Vice President, Permits, Compliance and
                                      Engineering

Richard Norris              57        Vice President & Corporate Controller

Alan N. Sabino              40        Regional Vice President

Gary Simmons                50        Vice President, Fleet Management


John W. Casella has served as President and Chief Executive Officer of the Company since 1993, and has been Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. From 1993 until 1999, Mr. Casella was also the Chairman of the Board of Directors of the Company. Mr. Casella has actively supervised all aspects of Company operations since 1976, sets overall corporate policies, and serves as chief strategic planner of corporate development. Mr. Casella is also an executive officer and director of Casella Construction, a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions including the Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governor of Vermont on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College. Mr. Casella is the brother of Douglas R. Casella.

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

Martin J. Sergi has served as Executive Vice President-Business Development of the Company since December 1999. From November 1997 to December 1999, Mr. Sergi served as President of KTI, Inc., prior to its acquisition by the Company. From October 1985 to August 1998, Mr. Sergi served as Chief Financial Officer of KTI, Inc. and from 1985 to December 1999 as Vice Chairman of the Board of Directors.

Michael Brennan joined the company in July 2000 as Vice President and General Counsel. From July 1998 to July 2000, he served as Associate General Counsel for Waste Management, Inc., a waste management company. From January 1996 to July 1998 he served as Senior Counsel and from March 1993 to January 1996 he served as Environmental Counsel for Waste Management, Inc.

Christopher M. DesRoches has served as Vice President, Sales and Marketing of the Company since November 1996. From January 1989 to November 1996, he was a regional vice president of sales of Waste Management, Inc., a solid waste management company. Mr. DesRoches is a graduate of Arizona State University.

Sean Duffy has served as Regional Vice President of the Company since December 1999. He began in May of 1983 at FCR, Inc. as one of the founders of the FCR, Inc. In 1996, he became the Chief Operating Officer of FCR, Inc. In 1997, he became an executive vice president of FCR. In 1998, he also became the President of FCR Plastics, Inc. In 1999 he became the president of FCR Recycling and was promoted to President of FCR, Inc., where he remained until the Company's acquisition of KTI, Inc. in December 1999, when he became a Regional Vice President of the Company and remains President of FCR Plastics, Inc. and FCR, Inc. Mr. Duffy is a graduate of Central Connecticut State University.

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

Richard Norris joined the Company in July 2000 as Vice President and Corporate Controller. From 1997 to July 2000, Mr. Norris served as Vice President and Chief Financial Officer for Nexcycle, Inc., a processor of secondary materials. From 1986 to 1997, he served as Vice President of Finance, US Operations for Laidlaw Waste Systems, Inc., a waste management company.

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

ITEM 2. PROPERTIES

At July 21, 2000: (A) the Company operated seven landfills, including one operated under a lease expiring in 2021; (B) 39 transfer stations, 24 of which are owned and 15 of which are leased; (C) 39 hauling operations, 27 of which are owned and 12 of which are leased; (D) 40 recyclable operations, 10 of which are owned and 30 of which are leased; (E) 12 power generation facilities, six of which are owned, three of which are leased and three of which are partnership interests; (F) three manufacturing of finished goods operations, two of which are owned and one of which is leased and one cellulose insulation joint venture and (G) utilized 14 corporate office and other administrative facilities, two of which are owned and 12 of which are leased. The Company's landfill operations are described in Item 1.

Other than the foregoing, at July 21, 2000 the principal fixed assets used by the Company in its solid waste collection and landfill operations included approximately 2,650 collection vehicles, 450 pieces of heavy equipment and 350 support vehicles.

ITEM 3. LEGAL PROCEEDINGS

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of its officers and directors in Vermont Superior Court. Mr. Freeman claims to have performed services for the Company prior to 1995 and in his lawsuit is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November 1997, certain stockholders of the Company agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not for legal fees paid by or on behalf of the Company or any other third party). The Company accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

On May 12, 1998, the Company filed suit in New York Supreme Court, Allegany County against the Town of Angelica, New York seeking a temporary restraining order and preliminary injunctive relief against the Town's enforcement of a recently-enacted local law which would prohibit the expansion of the Hyland landfill, would require the landfill and the operator thereof to receive an additional permit from the Town of Angelica to continue to operate, would prevent the disposal of yard waste, may preclude the disposal of certain types of industrial waste and would impose certain other restrictions on the landfill. A temporary restraining order was granted by the court on May 14, 1998 in favor of the Company, and by a decision dated July 13, 1998, the court granted the Company's motion for a preliminary injunction. On September 9, 1998, the Town of Angelica filed a Notice of Appeal but has not yet perfected that appeal. If the Company is not successful in its lawsuit, and if the Town of Angelica seeks to enforce the law by its terms, then the Company would be required to obtain an additional permit from the Town of Angelica to operate the Hyland landfill, the expansion of the landfill beyond the current permitted capacity would be prohibited, and the Company would be unable to dispose of yard waste and may be precluded from disposing of certain industrial wastes at the landfill. There can be no assurance that such limitations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company and the Town have signed an amendment to the Host Community Agreement and both sides have terminated the action with prejudice.

The Company's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arises from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The Grafton Superior Court ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least within 51 acres of NCES's 87 -acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. If the Town were to prevail on appeal, the range of possible outcomes includes, without limitation, a new trial, closure of the landfill, or remediation (i.e., removal) of Stage II, Phase II. A separate appeal by two citizens groups of the construction and operating approvals issued by the New Hampshire Department of Environmental Services to NCES for Stage II, Phase II has been stayed by the New Hampshire Waste Management Council pending the resolution of the appeal before the Supreme Court.

On or about December 7, 1999, Earth Waste Systems, Inc., Kevin Elnicki and Frank Elnicki filed a civil lawsuit against the Company, two of the Company's officers and directors, and a former employee in Vermont State Court, Rutland County. The plaintiffs allege that the Company and the individual defendants breached contractual obligations and engaged in other wrongdoing related to, among other things, a now-terminated scrap metal agreement. Plaintiffs are seeking monetary damages, including punitive damages, in an unspecified amount. On May 12, 2000, the Company filed a motion to dismiss the case on jurisdictional grounds, on which the Court has not yet ruled. The Company believes it has meritorious defenses to this lawsuit.

The Company has brought an action against the Town of Hampden, Maine to set aside the Town's efforts to block the Company's construction of approximately 3,100,000 tons of capacity, for which the Company has been granted a permit by the State of Maine. The action is pending in the Penobscot County Superior Court in Bangor, Maine.

The Company is a defendant in a lawsuit brought by Woodstock '99, LLC seeking damages for breach of two service contracts entered into by the Company for the servicing of portable chemical toilets during the Woodstock Concert held in Rome, N.Y. in late July 1999. Woodstock '99, LLC is seeking damages of up to $2,000,000. The Company intends to vigorously defend the lawsuit and has filed its Answer and Counterclaim, along with extensive discovery requests.

On May 11, 1994, Maine Energy filed a suit in a Maine state court against United Steel Structures, Inc. under a warranty to recover the costs which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy approximately $3.3 million plus interest from May 10, 1994, to the date of the filing of the lawsuit, and court costs. The defendant filed an appeal on December 19, 1997. In February 1999, the appellate court reversed the trial court's verdict in favor of Maine Energy and returned the case to the trial court, which ordered a new trial. The case has been settled in principle by a proposed payment of $800,000 to Maine Energy. Settlement documents are being prepared.

On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleges that KTI inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000, and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 20,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports.

On April 15, 1999, C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc., commenced arbitration proceedings with the American Arbitration Association in Charlotte, North Carolina against KTI, FCR and FCR Plastics, Inc. in connection with the acquisition of Resource Recycling by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving, or alternatively, reduced, the sums to which he was entitled to under the agreement. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and requests punitive damages, treble damages and attorneys fees. KTI, FCR and FCR Plastics responded to the demand, denying liability and filed a counterclaim for $1.0 million for misrepresentations. The arbitration proceeding was held. On June 19, 2000, the arbitration panel determined that FCR was entitled to recover $7,000 from Mr. Lee.

On July 1, 1999, Michael P. Kuruc filed a demand for arbitration with the American Arbitration Association in Charlotte, North Carolina, seeking approximately $1.0 million for compensation due under an employment agreement that he alleges he has with KTI and losses allegedly suffered in connection with his sale of KTI common stock. KTI believes that it has meritorious defenses, has retained counsel to defend this suit and has filed an action to stay the arbitration in Mecklenburg County Superior Court in North Carolina. On October 11, 1999, the Superior Court denied KTI's request to stay the arbitration. The matter was subsequently settled by the payment to Mr. Kuruc of approximately $190,000.

On April 6, 1999, Dennis McDonnell filed a lawsuit in a Florida state court against U.S. Fiber, Inc., a subsidiary of the Company. Mr. McDonnell, a former employee of U.S. Fiber, is seeking a declaratory judgment regarding his rights and obligations under an employment non-competition agreement and an employment agreement that he previously had signed with two corporations that subsequently were merged with and into U.S. Fiber. The case was settled in 1999 by the payment of $30,000 to McDonnell.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's quarterly report on form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. The Plaintiffs are seeking undisclosed damages. The Company believes it has meritorious defenses to these complaints. On June 15, 1999, Mr. Russo and Ms. Miller, together with Fransisco Munero, Timothy Ryan and Steve Storch, moved to consolidate the two complaints. This motion is currently pending in the District Court of New Jersey.

On October 22, 1999, Kyle Trayner filed an action in Putnam Superior Court in Connecticut against K-C International seeking approximately $400,000 allegedly due for compensation under an employment agreement and for payment on a promissory note issued by K-C International to Mr. Trayner. The Company believes that it has meritorious defenses to these claims. This suit was settled in July 2000 for $100,000.

On May 11, 2000, The Company was granted a permit modification by the New Hampshire Department of Environmental Services to increase the volume of solid waste processed and stored at its GDS transfer station in Newport, New Hampshire. On or about June 12, 2000, a local environmental activist appealed the permit modification to the New Hampshire Waste Management Council. The appeal claims that the modification will lead to adverse environmental impacts through higher waste flows and increased levels of incineration at a nearby waste-to-energy facility, that the Company has been the subject of "complaints" arising from its New England and New York operations, and that the Company has failed to demonstrate that the modification is consistent with the waste management plan of the local waste management district. The Company expects to seek a dismissal of the appeal for the appellant's lack of standing.

On January 7, 2000, the City of Saco, Maine filed a notice of claims with the Company and Maine Energy claiming entitlement to certain "residual cancellation" payments from Maine Energy under the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy on the basis of the satisfaction of certain conditions, including the acquisition of KTI by the Company. The notice of claims alleges that the payments due to Saco exceed $33 million, and claims damages in such amounts for breach of contract, breach of fiduciary duties and fraud and also claims treble damages of $100 million based on alleged fraudulent transfer of Maine Energy's assets. The notice also reserves the right to seek punitive damages. Although the City of Biddeford, Maine has not filed a notice of claims, it has given noticed that it will be initiating a suit to receive the residual cancellation payments. Under the agreement, the aggregate amount to be paid upon the exercise of the put right is 18% of the fair market value of the equity of the partners in Maine Energy, and such amount is required to be paid within 120 days after the exercise of the put by the respective parties entitled thereto. The Company believes it has meritorious defenses to these claims.

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and three of KTI's principal officers, Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett. The complaint purported to be behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The Complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint on behalf of all the defendants on July 21, 2000.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business.

The Company believes that none of the above lawsuits, either individually or in the aggregate, will be settled in a manner that will have a material impact to its financial condition, results of operations or cash flows.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "CWST". The following table sets forth the high and low sale prices of the Company's Class A Common Stock for the periods indicated as quoted on the Nasdaq National Market.

Period                                                High             Low
------                                                ----             ---

Fiscal 1999
     First quarter ..............................    $31.50          $24.375
Second quarter ..................................    $34.00          $24.00
     Third quarter...............................    $39.00          $25.00
     Fourth quarter..............................    $27.00          $17.25
Fiscal 2000
     First quarter ..............................    $27.250         $19.063
     Second quarter .............................    $26.625         $12.75
     Third quarter ..............................    $19.313         $13.125
     Fourth quarter .............................    $15.438         $5.563

On July 21, 2000, the high and low sale prices per share of the Company's Class A Common Stock as quoted on the Nasdaq National Market were $12.313 and $12.125, respectively. As of July 21, 2000 there were approximately 470 holders of record of the Company's Class A Common Stock and two holders of record of the Company's Class B Common Stock.

The closing price for the Class A Common Stock on July 21, 2000 was $12.313. For purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.

No dividends have ever been declared or paid on the Company's capital stock and the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company's credit facility restricts the payment of dividends.

Sales of Unregistered Securities

No unregistered securities of the Company were sold by the Company during the fiscal year ended April 30, 2000 that were not previously reported by the Company in its quarterly reports on Form 10-Q.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to the Company's consolidated statements of operations and cash flows for the fiscal years ended April 30, 1998, 1999 and 2000, and the consolidated balance sheets as of April 30, 1999 and 2000 are derived from the Company's consolidated financial statements included elsewhere in this Form 10-K, and the consolidated statements of operations and cash flows data for the fiscal years ended April 30, 1996 and 1997 and the consolidated balance sheet data as of April 30, 1996, 1997 and 1998 are derived from the Company's consolidated financial statements, all of which have been audited by Arthur Andersen LLP. During the year ended April 30, 2000, the Company completed two mergers, which were accounted for as poolings of interests. Accordingly, the Company's financial and operating data for all periods presented have been restated to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                           Casella Waste Systems, Inc.
               Selected Consolidated Financial And Operating Data
                 (In thousands, except share and per share data)

                                                            Fiscal Year Ended April 30, (1)
                                                            -------------------------------


                                                2000         1999         1998         1997         1996
                                             ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:

Revenues                                     $ 337,347    $ 182,557    $ 143,711    $ 103,520    $  58,932
Cost of operations                             210,730      108,874       89,582       65,460       35,878
General and administrative                      42,116       26,616       20,926       16,139       10,416
Depreciation and amortization                   40,211       25,725       19,959       15,371        9,206
Merger-related costs                             1,490        1,951          290           --           --
Loss on impairment of long-lived assets             --           --        1,571           --           --
                                             ---------    ---------    ---------    ---------    ---------

Operating income                                42,800       19,391       11,383        6,550        3,432

Interest expense, net                           15,034        5,564        7,373        4,940           --
Other expense (income), net                      2,165         (352)        (337)         846        3,168
                                             ---------    ---------    ---------    ---------    ---------

Income before provision for income taxes,
   discontinued operations and
   extraordinary items                          25,601       14,179        4,347          764          264
Provision for income taxes                      12,258        7,531        2,512          681          148
Discontinued operations                         (1,662)         (33)          --           --           --
Extraordinary items, net                          (631)          --           --           --          326
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss)                            $  11,050    $   6,615    $   1,835    $      83    $    (210)

Accretion of preferred stock and put
   warrants                                         --           --       (5,738)      (8,530)      (2,967)
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable to common
   stockholders                              $  11,050    $   6,615    $  (3,903)   $  (8,447)   $  (3,177)
                                             =========    =========    =========    =========    =========

Basic net income (loss) per common share     $    0.59    $    0.44    $   (0.41)   $   (1.52)   $   (0.71)
                                             =========    =========    =========    =========    =========
Basic weighted average common shares
   outstanding (2)                              18,731       15,145        9,547        5,548        4,504
                                             =========    =========    =========    =========    =========

Diluted net income (loss) per common share   $    0.57    $    0.41    $    0.41    $   (1.52)   $   (0.71)
                                             =========    =========    =========    =========    =========
Diluted weighted average common shares
   outstanding (2)                              19,272       16,019        9,547        5,548        4,504
                                             =========    =========    =========    =========    =========

                           Casella Waste Systems, Inc.
               Selected Consolidated Financial And Operating Data
                 (In thousands, except share and per share data)

                                                            Fiscal Year Ended April 30, (1)
                                                            -------------------------------


                                                2000         1999         1998         1997         1996
                                             ---------    ---------    ---------    ---------    ---------
Other Operating Data:

Capital expenditures                         $ (69,455)   $ (54,118)   $ (29,416)   $ (20,825)   $ (12,293)
                                             =========    =========    =========    =========    =========

Other Data:

Cash flows from operating activities         $  41,585    $  37,727    $  21,079    $  17,280    $   9,840
                                             =========    =========    =========    =========    =========

Cash flows from investing activities         $(156,343)   $ (95,976)   $ (61,263)   $ (56,495)   $  29,547
                                             =========    =========    =========    =========    =========

Cash flows from financing activities         $ 119,390    $  59,154    $  40,673    $  40,116    $  19,164
                                             =========    =========    =========    =========    =========

Adjusted EBITDA (3)                          $  83,011    $  45,116    $  32,913    $  21,921    $  12,638
                                             =========    =========    =========    =========    =========

Balance Sheet Data:

Cash and cash equivalents                    $   8,864    $   4,232    $   3,327    $   2,838    $   1,938
                                             =========    =========    =========    =========    =========
Working capital (deficit)                    $  84,302    $   6,117    $   4,210    $  (4,554)   $    (716)
                                             =========    =========    =========    =========    =========
Property and equipment, net                  $ 379,086    $ 131,076    $  91,451    $  75,626    $  43,528
                                             =========    =========    =========    =========    =========
Total assets                                 $ 872,177    $ 282,129    $ 205,509    $ 153,366    $  74,650
                                             =========    =========    =========    =========    =========
Long-term obligations, less
   current maturities                        $ 440,804    $  86,739    $  83,681    $  82,187    $  28,165
                                             =========    =========    =========    =========    =========
Redeemable preferred stock                   $      --    $      --    $      --    $  31,426    $  22,896
                                             =========    =========    =========    =========    =========
Redeemable put warrants (4)                  $      --    $      --    $      --    $     400    $     400
                                             =========    =========    =========    =========    =========
Total stockholders' equity                   $ 274,718    $ 147,978    $  83,764    $  35,449    $  25,451
                                             =========    =========    =========    =========    =========

(1) The Company has restated its consolidated statements of operations and consolidated statements of cash flows to reflect the mergers with Resource Waste Systems, Inc. and Corning Community Disposal, Inc. consummated during the year ended April 30, 2000, accounted for using the pooling of interests method of accounting. See Note 2 of the Notes to Consolidated Financial Statements.

(2) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(3) Adjusted EBITDA is defined as operating income plus depreciation and amortization and loss on impairment of long-lived assets. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities, each as determined in accordance with GAAP. Moreover, Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. The Company believes that adjusted EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that adjusted EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditure and working capital requirements. Because adjusted EBITDA is not calculated by all companies and analysts in the same fashion, the adjusted EBITDA measures presented by the Company may not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating adjusted EBITDA data, investors should consider, among other factors: the non-GAAP nature of adjusted EBITDA data; actual cash flows; the actual availability of funds for debt service; capital expenditures and working capital; and the comparability of the Company's adjusted EBITDA data to similarly-titled measures reported by other companies. For more information about the Company's cash flows, see the Consolidated Statements of Cash Flows in the Company's Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and other financial Information included elsewhere in this Form 10-K.

Casella Waste Systems, Inc. ("the Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generates steam and manufactures finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company also markets recyclable metals, aluminum, plastics, paper and corrugated cardboard all processed at its facilities and recyclables purchased from third parties. The Company also generates electricity under its contracts with its two majority owned subsidiaries, Maine Energy Recovery Company LP ("Maine Energy") and Penobscot Energy Recovery Company LP ("PERC"), and through its wholly owned subsidiary, Timber Energy Resource, Inc. ("TERI"). As of July 21, 2000, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 transfer stations, 40 recycling processing facilities, 39 solid and liquid waste collection divisions, 12 power generation facilities, 3 finished products processing facilities and its cellulose insulation joint venture.

The Company's revenues have increased from $38.6 million for the fiscal year ended April 30, 1995, to $337.3 million for the fiscal year ended April 30, 2000. From May 1, 1994 through April 30, 2000, the Company acquired 167 solid waste collection, transfer and disposal operations, as well as KTI, Inc. ("KTI") in December 1999. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations. During the year ended April 30, 2000, the Company acquired two waste collection, transfer and disposal operations in transactions accounted for as poolings of interests. Under the rules governing poolings of interests, the prior period and year to date financial statements of the Company have been restated for all prior years to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all periods presented in the accompanying financial statements.

This Form 10-K and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and section 21E of the Securities Exchange Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled "Certain Factors That May Affect Future Results". The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

General
-------

The Company's revenues are attributable primarily to fees charged to customers for solid and disposal waste collection, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's disposal and transfer customers are under one to ten-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities, operations and maintenance contracts of recycling facilities for municipal customers, recyclable brokering operations and from the sale of tire derived fuel. The Company, as a result of the KTI acquisition, provides integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products, primarily consisting of cellulose insulation manufacturing, using recyclable materials. Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, will recognize half of the joint venture's net income/(loss). The Company emphasizes the use of low-cost processing to add value to the waste products delivered and, in some cases, the generation of electric power and steam. The Company operates these non-core businesses under four reportable line of business segments: Waste-to-Energy, Residential Recycling, Commercial Recycling and Finished Products. These line of business segments are reflected in the Company's revenues as follows: Waste-to-Energy is reflected under "disposal", Residential Recycling is reflected under "recycling", Commercial Recycling is reflected under "recycling" and "brokerage", and Finished Products is reflected under its own line. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in fiscal 1999 is primarily attributable to the impact of the Company's acquisition of collection businesses during these periods, as well as to internal growth through price and business volume increases. The decrease in the Company's collection revenues as a percentage of revenues in fiscal 2000 is primarily attributable to the effects of the KTI acquisition. Significant recycling, finished products and brokerage revenues were added through that acquisition. The decrease in the Company's landfill revenues and in the Company's transfer revenues as a percentage of revenues in fiscal 1999 is mainly due to a proportionately greater increase in collection and other revenues occurring as the result of acquisitions in those areas; also, as the Company acquires collection businesses from which it previously had derived transfer or disposal revenues, the acquired revenues are recorded by the Company as collection revenues. The increase in the Company's landfill/disposal facilities revenues and the Company's transfer revenues as a percentage of revenue in fiscal 2000 is primarily attributable to the effects of the KTI acquisition.

                                                    % of Revenues
                                                    -------------
                                                 Year Ended April 30,
                                                 --------------------

                                            1998          1999          2000
                                           -----         -----         -----

Collection ...........................      77.7%         80.5%         49.1%
Landfill/Disposal Facilities .........      10.3           8.4          15.1
Transfer .............................       4.9           4.6           6.4
Recycling ............................       5.5           5.9           7.5
Finished Products ....................       0.0           0.0           4.2
Brokerage ............................       0.0           0.0          15.1
Other ................................       1.6           0.6           2.6
                                           -----         -----         -----
Total Revenues .......................     100.0%        100.0%        100.0%
                                           =====         =====         =====

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

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight line method. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a zero net book value, and does not apply a salvage value to any of its fixed assets.

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

                                                         % of Revenues
                                                         -------------
                                                       Year ended April 30,
                                                       --------------------

                                                     1998      1999      2000
                                                    -----     -----     -----

Revenues........................................    100.0%    100.0%    100.0%
Cost of operations..............................     62.3      59.6      62.5
General and administrative......................     14.6      14.6      12.5
Merger related costs............................      0.2       1.1       0.4
Depreciation and amortization...................     13.9      14.1      11.9
Loss on impairment of long-lived assets.........      1.1       0.0       0.0
                                                    -----     -----     -----

Operating income................................      7.9      10.6      12.7
Interest expense, net...........................      5.1       3.1       4.5
Other (income) expenses, net....................     (0.2)     (0.2)      0.6
Provision for income taxes......................      1.7       4.1       3.6
                                                    -----     -----     -----
Net income before discontinued operations
   and extraordinary item                             1.3       3.6       4.0
                                                    =====     =====     =====

Adjusted EBITDA*................................     22.9%     24.7%     24.6%
                                                    =====     =====     =====


* See discussion and computation of adjusted EBITDA below.

Fiscal Year Ended April 30, 2000 versus April 30, 1999

REVENUES:
Revenues increased approximately $154.7 million, or 84.7% to $337.3 million in fiscal 2000 from $182.6 million in fiscal 1999. Approximately $138.7 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1999 and fiscal 2000, including KTI, which was acquired in December 1999. In addition, the balance of the increase of approximately $16.0 million was attributable to internal volume and price growth, including the positive impact of higher average recyclable commodity prices in fiscal 2000 compared to fiscal 1999.

COST OF OPERATIONS:
Cost of operations increased approximately $101.8 million or 93.5% to $210.7 million in fiscal 2000 from $108.9 million in fiscal 1999. Cost of operations as a percentage of revenues increased to 62.5% in fiscal 2000 from 59.6% in fiscal 1999. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 15% of the Company's revenues in fiscal 2000, versus 0% in fiscal 1999. Additionally, the finished products line of business carries a lower operating margin than the Company's core solid waste business operations.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased approximately $15.5 million, or 58.2% to $42.1 million in fiscal 2000 from $26.6 million in fiscal 1999. General and administrative expenses as a percentage of revenues decreased to 12.5% in 2000 from 14.6% in fiscal 1999. The decrease in general and administrative expenses as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry low general and administrative costs as a percentage of revenues (approximately 6%). The general and administrative cost savings from acquiring KTI also contributed to the lower general and administrative expenses as a percentage of revenues in fiscal 2000.

MERGER-RELATED COSTS:
Merger-related costs consist of legal, engineering, accounting and other costs associated with the various poolings of interests consummated during fiscal 1999 and fiscal 2000. Four such transactions occurred during fiscal 1999 and two occurred in fiscal 2000, resulting in a decrease of $0.5 million or 23.6%. Merger related costs as a percentage of revenues decreased to 0.4% in fiscal 2000 from 1.1% in fiscal 1999.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $14.5 million, or 56.4%, to $40.2 million in fiscal 2000 from $25.7 million in fiscal 1999. Depreciation and amortization expenses as a percentage of revenue decreased to 11.9% in fiscal 2000 from 14.1% in fiscal 1999. The decrease in depreciation and amortization expenses as a percentage of revenues was the result of the Company's acquisition of KTI. KTI carried lower depreciation expense as a percentage of revenues (approximately 7%) than the Company (approximately 14.5%).

INTEREST EXPENSE, NET:
Net interest expense increased approximately $9.4 million, or 167.9% to $15.0 million in fiscal 2000 from $5.6 million in fiscal 1999. Interest expense, net, as a percentage of revenues, increased to 4.5% in 2000 from 3.1% in fiscal 1999. The increase in net interest expense as a percentage of revenues is primarily attributable to two factors. They are as follows: (i) higher average debt balance in fiscal 2000, versus fiscal 1999 and (ii) the Company closed on a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 200 basis points over the Company's previous senior credit facility.

OTHER (INCOME)/EXPENSE (INCLUDING MINORITY INTEREST AND EQUITY IN LOSS ON UNCONSOLIDATED SUBSIDIARY):
Other (income)/expense increased $2.6 million, or 650%, to $2.2 million in fiscal 2000 from $(0.4) million in fiscal 1999. Other (income)/expense, as a percentage of revenues, increased to 0.6% in fiscal 2000 from (0.2%) in fiscal 1999. The other (income)/expense in fiscal 2000 is primarily attributable to the loss on sale of certain assets in the fourth quarter of fiscal 2000, and the equity loss on KTI's investment in Oakhurst.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased $4.8 million, or 64.0%, to $12.3 million in fiscal 2000 from $7.5 million in fiscal 1999. Provision for income taxes, as a percentage of revenues, decreased to 3.6% in fiscal 2000 from 4.1% in fiscal 1999. The increase is primarily due to the Company's increase in profitability in fiscal 2000 compared to fiscal 1999. An additional factor causing provision for income taxes, as a percentage of pre-tax net income to vary was poolings of interest resulting in prior period restatements of entities not liable for federal income tax due to Subchapter S Status.

Fiscal Year Ended April 30, 1999 versus April 30, 1998
------------------------------------------------------

REVENUES:
Revenues increased $38.9 million, or 27.1%, to $182.6 million in fiscal 1999 from $143.7 million in fiscal 1998. Approximately $29.2 million of the increase was attributable to the impact of businesses acquired throughout fiscal

1998 and fiscal 1999. In addition, approximately $9.6 million of the increase was attributable to internal volume and price growth (net of the negative impact of lower average recycled commodity prices in fiscal 1999 compared to fiscal
1998).

COST OF OPERATIONS:
Cost of operations increased approximately $19.3 million, or 21.5%, to $108.9 million in fiscal 1999 from $89.6 million in fiscal 1998, an increase corresponding primarily to the Company's revenue growth described above. Cost of operations as a percentage of revenues decreased to 59.6% in fiscal 1999 from 62.3% in fiscal 1998. The decrease was primarily the result of: (i) productivity improvements in the Company's collection operations as a result of better route density from acquisitions, routing efficiencies through route audits and front-end loader vehicle conversions completed throughout fiscal 1998 and 1999;
(ii) margin improvements because of price increases in fiscal 1998 and 1999 and
(iii) higher landfill internalization due to the Hyland landfill becoming operational in July 1998.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased approximately $5.7 million, or 27.3%, to $26.6 million in fiscal 1999 from $20.9 million in fiscal 1998. General and administrative expenses as a percentage of revenues remained constant at 14.6% from fiscal 1998 to fiscal 1999 due primarily to an increase in management information systems spending and public company expenditures for a full year in fiscal 1999 compared to a partial year in fiscal 1998. This increase was substantially offset by two acquisitions accounted for using the pooling of interest method. These acquisitions had relatively low general and administrative costs as a percentage of revenue.

MERGER-RELATED COSTS:
Merger-related costs consists of legal, engineering, accounting and other costs associated with the various poolings of interests consummated during fiscal 1998 and 1999. One such transaction occurred during fiscal 1998 and four occurred during fiscal 1999, resulting in an increase of $1.7 million or 573%. Merger-related costs as a percentage of revenue increased from 0.2% in fiscal 1998 to 1.1% in fiscal 1999.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expense increased $5.7 million, or 28.5%, to $25.7 million in fiscal 1999 from $20.0 million in fiscal 1998. As a percentage of revenues, depreciation and amortization expense increased to 14.1% in fiscal 1999 from 13.9% in fiscal 1998. The increase in depreciation and amortization expense as a percentage of revenues was primarily the result of: (i) higher rates of disposal internalization due to the opening of the Hyland landfill,
(ii) higher landfill volumes in fiscal 1999 compared to fiscal 1998, resulting in higher landfill amortization expense, and (iii) front-end loader conversions resulting in double container depreciation charges at certain locations.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS:
The Company recognized losses on impairment of long-lived assets in the fourth quarter of fiscal 1998 in the amount of $1.6 million. The impairment charges were non-cash charges to write down the assets of the Company's waste tire processing facility in Eliot, Maine and the Grasslands composting facility in Malone, New York to their fair market values as of April 30, 1998.

INTEREST EXPENSE, NET:
Net interest expense decreased approximately $1.8 million, or 24.3%, to $5.6 million in fiscal 1999 from $7.4 million in fiscal 1998. This decrease primarily reflects decreased average indebtedness in fiscal 1999, resulting from debt payoffs following the public stock offerings in October 1997 and July 1998, from the increased use of the Company's Class A Common Stock in effecting acquisitions, and from improved collections efforts. Days sales in accounts receivable was 45.3 at April 30, 1999 compared to 50.3 at April 30, 1998. The Company capitalized a total of $0.5 million in interest expense in fiscal 1999, compared to a total of $.1 million in fiscal 1998.

OTHER (INCOME) EXPENSE, NET:
Net other (income) expense was not material to the Company's results of operations in fiscal 1998 and 1999.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased approximately $5.0 million, or 200.0%, to $7.5 million in fiscal 1999 from $2.5 million in fiscal 1998. This increase reflects the Company's increase in profitability in fiscal 1999 compared to fiscal 1998. The other primary factors causing income tax expense as a percentage of pre-tax net income to vary were: (i) the recording of a fixed asset impairment charge in fiscal 1998 which was non-deductible for income tax purposes and (ii) poolings of interests resulting in prior period restatements of entities not liable for federal income tax due to Subchapter S status.

Liquidity and Capital Resources
-------------------------------

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. Because of these needs the Company has in the past had working capital deficits. The Company had positive net working capital of $84.3 million at April 30, 2000 compared to $6.1 million positive net working capital at April 30, 1999.

The Company has a $450 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit consists of a $300 million Senior Secured Revolving Credit Facility ("Revolver") and a $150 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were $71.1 million at April 30, 2000.

On June 28, 2000, the Company entered into an agreement with Berkshire Partners pursuant to which it agreed to sell Berkshire redeemable convertible preferred stock, which is convertible into the Company's Class A Common Stock at $14.00 per share. The Company expects to raise approximately $55.8 million in the transaction, which is expected to close in August 2000.

The Company believes that its cash provided internally from operations together with the Company's available credit facilities and the preferred stock financing should enable it to meet its needs for working capital for the next twelve months.

Net cash provided by operations for the fiscal years ended April 30, 2000 and April 30, 1999 was $41.6 million and $37.7 million, respectively. The increase was primarily due to the increase in the Company's net income for the fiscal year 2000, net of non-cash depreciation and amortization expense, which was partially offset by an increase in net working capital.

Net cash provided by operations in fiscal 1999 increased to $37.7 million from $21.1 million in fiscal 1998 primarily due to increases in net income, net of non-cash depreciation and amortization expense.

For fiscal 2000 and fiscal 1999, cash used in investing activities was $156.3 million and $96.0 million, respectively. The increase in investing activities reflects the Company's capital expenditure and capital needs for acquisitions which have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions. For fiscal 1998, cash used in investing activities was $61.3 million.

For fiscal 2000 and fiscal 1999, the Company's financing activities provided cash of $119.4 million and $59.2 million, respectively. Net cash provided by financing activities was $40.7 million in the fiscal year ended April 30, 1998. The net cash provided by financing activities in the fiscal years ended April 30, 2000 and 1999 primarily reflects the net proceeds of the Company's secondary public stock offering and borrowings on the Company's credit facility, offset by repayments. Net cash provided by financing activities in fiscal 1998 reflects primarily bank borrowings and seller subordinated notes, less principal payments on debt.

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

The Company's business is located in the eastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region such as state regulations and severe weather conditions. The Company is unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Year 2000 Issues
----------------

As of the date of this filing, the Company has not incurred any significant business disruptions as a result of Year 2000 issues.

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 beginning May 1, 2001. The Company has yet to quantify the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Adjusted EBITDA
---------------

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

                                                 Fiscal Year Ended April 30,
                                                 ---------------------------
                                                          (Restated)
                                                          ----------
                                                1998         1999         2000
                                              ---------------------------------

Operating Income                              $11,383      $19,391      $42,800
Depreciation and Amortization                  19,959       25,725       40,211
Loss on Impairment of Long-Lived Assets (1)     1,571            0            0
                                              -------      -------      -------

Adjusted EBITDA                               $32,913      $45,116      $83,011
                                              =======      =======      =======

EBITDA as a percentage of revenues               22.9%        24.7%        24.6%
                                              =======      =======      =======

(1) See Note 1 of Notes to Consolidated Financial Statements.

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time.

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING KTI'S OPERATIONS AND ASSETS.

We acquired KTI on December 14, 1999. Since that time, we have experienced difficulties in integrating the operations of KTI and these difficulties have caused us to revise our publicly disclosed projections. There can be no assurance that we will not continue to experience difficulties in integrating KTI's operations effectively and that the acquisition will result in the synergies and other benefits anticipated by the two companies. Among other matters, in connection with the KTI acquisition we assume certain obligations to finance and support a tire recycling joint venture. We cannot assure you that the joint venture will achieve projected financial results or not divert management resources.

OUR INCREASED LEVERAGE MAY IMPACT OUR ABILITY TO MAKE FUTURE ACQUISITIONS.

As a result of the acquisition of KTI and the increase in our credit facility, our indebtedness has increased substantially. This increased indebtedness has resulted in increased borrowing costs, which have adversely impacted our operating results. In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company's ability to incur additional indebtedness, and thereby may limit the Company's ongoing acquisition program.

WE MAY NOT BE SUCCESSFUL IN MAKING ACQUISITIONS, WHICH COULD AFFECT OUR FUTURE GROWTH.

Our strategy envisions that a substantial part of our future growth will come from making acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy. In addition, due to the increased consolidation of the solid waste industry and our current size, we cannot assure you that we will be able to make acquisitions in the future at a rate consistent with our historical growth rate.

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

ENVIRONMENTAL REGULATIONS COULD SUBJECT US TO FINES, PENALTIES AND LIMITATIONS ON OUR ABILITY TO EXPAND

We are subject to potential liability and restrictions under environmental laws. Our waste-to-energy and manufacturing facilities are subject to regulations limiting discharges of pollution into the air and water, and the solid waste operations are subject to a wide range of Federal, state and, in some cases, local environmental and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility, we could be subject to fines and penalties, and we may be required to spend large amounts to bring an operation into compliance or to temporarily or permanently stop an operation that is not permitted under the law. Those costs or actions could have a material adverse effect upon our business, financial condition and results of operations.

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

We have grown through acquisitions, and we have tried to evaluate and address environmental risks and liabilities presented by newly acquired businesses as we have identified them. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we would expect, or that we will fail to identify or fully appreciate a historic liability before we become legally responsible to address it. Some of the legal sanctions to which we could become subject could cause us to lose a needed permit, or prevent us from or delay us in obtaining or renewing permits to operate our facilities. The number, size and nature of those liabilities could have a material adverse effect on our business, financial conditions and results of operations.

Our operating program depends on our ability to operate and expand the landfills we own and lease and to develop new landfill sites. Several of our landfills are subject to local laws purporting to regulate their expansion and other aspects of their operations. There can be no assurance that the laws adopted by municipalities in which our landfills are located will not have a material adverse effect on our utilization of our landfills or that we will be successful in obtaining new landfill sites or expanding the permitted capacity of any of our current landfills once their remaining disposal capacity has been consumed.

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

Some of our subsidiaries involved in the recycling business use long-term supply contracts with customers with floor price arrangements to minimize the commodity risk for recyclable materials, particularly wastepaper and aluminum metals. Under these contracts, our subsidiaries obtain a guaranteed minimum floor price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the minimum price. These contracts are generally with large domestic companies, which use the recyclable materials in their manufacturing processes. Any failure to continue to secure long-term supply contracts with minimum price arrangements, or a breach by customers of one or more of these contracts could reduce our recycling revenues and have a material adverse effect on our business, financial condition and results of operations.

THE SEASONALITY OF OUR REVENUES COULD ADVERSELY IMPACT OUR FINANCIAL
CONDITION

Future seasonal fluctuations in our revenues could have a material adverse effect on our business, financial condition and results of operations. Our revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of solid waste during the late fall, winter and early spring months resulting primarily from:

     - the volume of solid waste relating to construction and demolition activities decreasing substantially during the winter months in the northeastern United States; and

     - decreased tourism in Vermont, Maine, New Hampshire and eastern New York during the winter months, which tends to lower the volume of solid waste generated by commercial and restaurant customers, which is only partially offset by the winter ski industry.

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

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THE HIGHLY COMPETITIVE SOLID WASTE SERVICES INDUSTRY

The solid waste services industry is highly competitive, is undergoing a period of increasingly rapid consolidation, and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than us. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may either require us to reduce the pricing of our services or result in our loss of business. As is generally the case in the industry, municipal contracts are subject to periodic competitive bidding. There can be no assurance that we will be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our business, financial condition and results of operations could be materially adversely affected.

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

Our finished products divisions and our insulation manufacturing joint venture with Louisiana-Pacific compete with other parties, some of which have substantially greater resources than we do, which they could use for product development, marketing or other purposes to our detriment.

ONE OF OUR SUBSIDIARIES SELLS ITS ENTIRE OUTPUT TO A FEW CUSTOMERS AND LACKS THE CAPACITY TO MEET ALL OF ITS COMMITMENTS

One of our subsidiaries operates three steam generating plants, one of which produces steam for a facility owned by E. I. du Pont de Nemours and Company under a five-year contract expiring on May 30, 2003. Du Pont has significantly reduced operations at this facility, and has the option to terminate the contract upon payment of a termination fee. The second plant produces steam for an industrial park. Approximately 85% of the steam produced by the plant is purchased by one customer under a contract that may not be terminated by the customer except for cause, and the balance is sold to ten customers under contracts which provide that our subsidiary may elect not to supply steam. Currently, maximum contracted capacity for all customers for steam exceeds the maximum rated capacity that may be produced by this plant. Actual demand, however, has not exceeded the maximum rated capacity. If actual demand grows, the plant may need to install equipment to respond to peak demands, as well as equipment which may be necessary to allow the plant to meet stricter air quality standards, which may be adopted in the near future. The cost of this air quality equipment, not including the equipment necessary to respond to peak demands, is expected to be approximately $1.2 million. We have closed the third steam generating plant, which sold all of its output to a customer which has filed for bankruptcy. The termination of the contract with du Pont or any of the significant customers who purchase steam from our subsidiary or its subsidiary could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE NEGATIVELY AFFECTED IF WE INADEQUATELY ACCRUE FOR CLOSURE AND POST-CLOSURE COSTS

We have material financial obligations relating to closure and post-closure costs of our existing landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. In addition to the landfills we currently operate, we own four unlined landfills which are not currently in operation. We have provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after final closure of a landfill. We cannot assure you that our financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on our business, financial condition and results of operations.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD EXCLUSIVELY BY JOHN
W. CASELLA AND DOUGLAS R. CASELLA

The holders of our Class B Common Stock are entitled to ten votes per share and the holders of our Class A Common Stock are entitled to one vote per share. At July 21, 2000, an aggregate of 988,200 shares of our Class B Common Stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our President and Chief Executive Officer, or by his brother, Douglas R. Casella, a Director. Based on the number of shares of common stock outstanding at July 21, 2000, the shares of our Class A Common Stock and Class B Common Stock held by John W. Casella and Douglas R. Casella represent approximately 34.7% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.


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

In April 2000, the Company entered into two three-year interest rate swap agreements (the "Swap Agreements") with two banks. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its revolving credit facility from a floating rate to a fixed rate. The Swap Agreements effectively fix the Company's interest rate on the notional amount of $100 million, $50 million is fixed at 6.875% and $50 million is swapped in a collar arrangement with interest between 6.28% and 9.0%. Net monthly payments or monthly receipts under the Swap Agreements are recorded as adjustments to interest expense. The Company also has an existing, five year Swap Agreement which fixes the Company's interest rate on the notional amount $45 million. The rate is fixed at 5.2% and expires in January 2001. In addition, in the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk on the entire balance in the event the variable interest rate paid was to exceed the fixed rate paid under the terms of the Swap Agreements. If interest rates changed by 100 basis points, the impact on the Company would be an increase or decrease in annual interest expense of approximately $1.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1999 and 2000, and the related consolidated statements of operations, redeemable preferred stock, redeemable put warrants and stockholders' equity and cash flows for each of the three years ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Boston, Massachusetts
June 30, 2000

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                           April 30,          April 30,
                      ASSETS                                 1999               2000
                      ------                               ----------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                $   4,232          $   8,864
  Restricted Cash                                                626             17,609
  Accounts Receivable - Trade, net of allowance
     for doubtful accounts of $1,430 and $6,247               22,815             80,720
  Accounts Receivable - Other                                     --             14,429
  Notes Receivable - Officers/Employees                           --              2,095
  Prepaid Expenses                                             3,528              5,929
  Inventory                                                      889             10,986
  Investments                                                     --              5,156
  Deferred Income Taxes                                        1,016             12,730
  Other Current Assets                                         3,188             10,299
                                                           ---------          ---------
  Total Current Assets                                        36,294            168,817
                                                           ---------          ---------

PROPERTY, PLANT AND EQUIPMENT, at Cost:
  Land and Land Held for Investment                            7,258             11,784
  Landfills                                                   50,736             64,254
  Landfill Development                                         7,559             10,353
  Buildings and Improvements                                  24,727             45,494
  Machinery and Equipment                                     23,653            230,852
  Rolling Stock                                               57,487             78,740
  Containers                                                  26,679             34,761
                                                           ---------          ---------
                                                             198,099            476,238

  Less: Accumulated Depreciation and Amortization            (67,023)           (97,152)
                                                           ---------          ---------
  Property, Plant and Equipment, net                         131,076            379,086
                                                           ---------          ---------

OTHER ASSETS:
  Intangible Assets, net                                     104,199            294,283
  Restricted Cash                                              4,834             10,881
  Investment in OCI/New Heights                                   --             14,695
  Other Non-Current Assets                                     5,726              4,415
                                                           ---------          ---------
                                                             114,759            324,274
                                                           ---------          ---------
                                                           $ 282,129          $ 872,177
                                                           =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except for per share data)


                   LIABILITIES AND                         April 30,          April 30,
                STOCKHOLDERS' EQUITY                         1999               2000
                --------------------                       ----------------------------
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                     $   5,344          $   8,367
  Current Maturities of Capital Lease Obligations                402                788
  Accounts Payable                                            17,883             43,335
  Accrued Payroll and Related Expenses                           857              5,536
  Accrued Interest                                               167              3,994
  Accrued Income Taxes                                            --              3,766
  Accrued Closure and Post-Closure Costs,
    Current Portion                                              330                259
  Deferred Revenue                                             2,648              3,317
  Other Current Liabilities                                    2,546             15,153
                                                           ---------          ---------
  Total Current Liabilities                                   30,177             84,515
                                                           ---------          ---------
Long-Term Debt, Less Current Maturities                       86,739            440,804
                                                           ---------          ---------
Capital Lease Obligations, Less Current Maturities             1,454              3,748
                                                           ---------          ---------
Deferred Income Taxes                                          5,710             30,948
                                                           ---------          ---------
Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                      9,677             12,017
                                                           ---------          ---------
Minority Interest                                                 --             16,378
                                                           ---------          ---------
Other Long-Term Liabilities                                      394              9,049
                                                           ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Class A Common Stock -
    Authorized - 100,000,000 Shares, $0.01 par value
    Issued and Outstanding - 14,869,000 and 22,215,000
    Shares as of April 30, 1999 and 2000, respectively           149                222
  Class B Common Stock -
    Authorized - 1,000,000 Shares, $0.01 par value 10
    Votes per Share, Issued and Outstanding -988,000
    Shares as of April 30, 1999 and 2000                          10                 10
  Accumulated Other Comprehensive Loss                            --               (305)
  Additional Paid-In Capital                                 154,733            270,655
  Retained Earnings/(Accumulated Deficit)                     (6,914)             4,136
                                                           ---------          ---------

  Total Stockholders' Equity                                 147,978            274,718
                                                           ---------          ---------
                                                           $ 282,129          $ 872,177
                                                           =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              Fiscal Year Ended April 30,
                                                          -----------------------------------
                                                            1998         1999         2000
                                                          ---------    ---------    ---------
Revenues                                                  $ 143,711    $ 182,557    $ 337,347
                                                          ---------    ---------    ---------
Operating Expenses:
            Cost of Operations                               89,582      108,874      210,730
            General and Administration                       20,926       26,616       42,116
            Depreciation and Amortization                    19,959       25,725       40,211
            Merger Related Costs                                290        1,951        1,490
            Loss on Impairment of Long-Lived Assets           1,571           --           --
                                                          ---------    ---------    ---------

                                                            132,328      163,166      294,547
                                                          ---------    ---------    ---------

Operating Income                                             11,383       19,391       42,800
                                                          ---------    ---------    ---------
Other (Income)/Expense:
            Interest Income                                    (265)         (77)      (1,307)
            Interest Expense                                  7,638        5,641       16,341
            Minority Interest                                    --           --          502
            Equity in Loss of OCI/New Heights                    --           --        1,062
            Other Expenses/(Income)                            (337)        (352)         601
                                                          ---------    ---------    ---------

Other Expenses, net                                           7,036        5,212       17,199
                                                          ---------    ---------    ---------
Income from Continuing Operations Before
   Income Taxes, Discontinued Operations
   and Extraordinary Item                                     4,347       14,179       25,601
Provision for Income Taxes                                    2,512        7,531       12,258
                                                          ---------    ---------    ---------
Income from Continuing Operations Before
   Discontinued Operations and Extraordinary Item             1,835        6,648       13,343
                                                          ---------    ---------    ---------
Discontinued Operations:
            Loss from Discontinued Operations,
               net of Income Taxes                               --          (33)        (269)
            Estimated Loss on Disposal of Discontinued
               Operations, net of Income Taxes                   --           --       (1,393)

Extraordinary Item - Early Extinguishment
   of Debt, net of Income Taxes                                  --           --         (631)
                                                          ---------    ---------    ---------

Net Income                                                    1,835        6,615       11,050

Accretion of Preferred Stock and Put Warrants                (5,738)          --           --
                                                          ---------    ---------    ---------

Net Income/(Loss) Applicable to Common Stockholders       $  (3,903)   $   6,615    $  11,050
                                                          =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except for share and per share data)



                                                      Fiscal Year Ended April 30,
                                                   --------------------------------
                                                     1998        1999        2000
                                                   --------    --------    --------
Earnings Per Common Share:
Basic:
        Income/(Loss) from Continuing Operations
           Before Discontinued Operations and
           Extraordinary Item                      $  (0.41)   $   0.44    $   0.71
        Loss on/from Discontinued Operations       $     --    $     --    $  (0.09)
        Extraordinary Item                         $     --    $     --    $  (0.03)
                                                   --------    --------    --------

        Net Income/(Loss) per Common Share         $  (0.41)   $   0.44    $   0.59
                                                   ========    ========    ========

        Basic Weighted Average Common
           Shares Outstanding                         9,547      15,145      18,731
                                                   ========    ========    ========
Diluted:
        Income/(Loss) from Continuing Operations
           Before Discontinued Operations and
           and Extraordinary Item                  $  (0.41)   $   0.41    $   0.69
        Loss on/from Discontinued Operations       $     --    $     --    $  (0.09)
        Extraordinary Item                         $     --    $     --    $  (0.03)
                                                   --------    --------    --------

        Net Income/(Loss) per Common Share         $  (0.41)   $   0.41    $   0.57
                                                   ========    ========    ========
        Diluted Weighted Average Common
           Shares Outstanding                         9,547      16,019      19,272
                                                   ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT
                        WARRANTS AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                  Redeemable Preferred Stock
                                      Series A                Series B                Series C                Series D
                                 Number    Liquidation   Number    Liquidation   Number    Liquidation   Number    Liquidation
                                of Shares     Value     of Shares     Value     of Shares     Value     of Shares     Value
                                --------    --------    --------    --------    --------    --------    --------    --------
Balance, April 30, 1997              517    $  3,638       1,295    $  9,118         424    $  2,221       1,922    $ 16,449
Issuance of Class A Common
  Stock-Net of Issuance Costs
Issuance of Class A Common Stock
  in Various Acquistions- Net of
  Retirements
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options
Exercise and Call of Redeemable
  Put Warrants
Accretion of Preferred Stock and
  Issuance Costs                                 707                   1,770                     749                   2,287
Conversion of Convertible
  Preferred Stock                   (517)     (4,345)     (1,295)    (10,888)                             (1,922)    (18,736)
Redemption of Manditorily
  Redeemable Preferred Stock                                                        (424)     (2,970)
Conversion of Class B Common
  into Class A
Equity Transactions/
  Adjustments to Poolings
Net Income
                                --------    --------    --------    --------    --------    --------    --------    --------
Balance, April 30, 1998               --    $     --          --    $     --          --    $     --          --    $     --
                                --------    --------    --------    --------    --------    --------    --------    --------
Issuance of Class A Common
  Stock-Net of Issuance Costs
Issuance of Class A Common
  Stock in Connection with
  Exercise of Warrants/Options
Tax Benefit of Stock Options
  Exercised
Equity Transactions/Adjustments
  to Poolings
Net Income
                                --------    --------    --------    --------    --------    --------    --------    --------
Balance, April 30, 1999               --    $     --          --    $     --          --    $     --          --    $     --
                                --------    --------    --------    --------    --------    --------    --------    --------
Issuance of Class A Common Stock
  and Stock Options - KTI
  Acquisition
Issuance of Class A Common
  Stock in Connection with
  Exercise of Warrants/Options
Equity transactions of Majority-
  Owned Subsidiary
Comprehensive Income
  Net Income
  Unrealized Loss on Securites
  Total Comprehensive Income
                                --------    --------    --------    --------    --------    --------    --------    --------
Balance, April 30, 2000               --    $     --          --    $     --          --    $     --          --    $     --
                                ========    ========    ========    ========    ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK, REDEEMABLE PUT
                        WARRANTS AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                        Stockholders' Equity
                                            --------------------------------------------
                                            Class A Common Stock    Class B Common Stock
                               Redeemable   --------------------    --------------------
                              Put Warrants # of Shares  Par Value  # of Shares  Par Value
                                --------    --------    --------    --------    --------
Balance, April 30, 1997         $    400       5,093    $     51       1,000    $     10
Issuance of Class A Common
  Stock-Net of Issuance Costs                  3,000          30
Issuance of Class A Common
  Stock in Various Acquistions-
  Net of Retirements                             103           1
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options                               192           2
Exercise and Call of Redeemable
  Put Warrants                      (400)         25
Accretion of Preferred Stock and
  Issuance Costs
Conversion of Convertible
  Preferred Stock                              3,733          38
Redemption of Manditorily
  Redeemable Preferred Stock
Conversion of Class B Common
  into Class A                                    12                     (12)
Equity Transactions/
  Adjustments to Poolings
Net Income
                                --------    --------    --------    --------    --------
Balance, April 30, 1998         $     --      12,158    $    122         988    $     10
                                --------    --------    --------    --------    --------
Issuance of Class A Common
  Stock-Net of Issuance Costs                  2,061          20
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options                               582           6
Tax Benefit of Stock Options
  Exercised
Equity Transactions/Adjustments
  to Poolings                                     68           1
Net Income
                                --------    --------    --------    --------    --------
Balance, April 30, 1999         $     --      14,869    $    149         988    $     10
                                --------    --------    --------    --------    --------
Issuance of Class A Common
  Stock and Stock Options -
  KTI Acquisition                              7,152          72
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options                               194           1
Equity transactions of Majority-
  Owned Subsidiary
Comprehensive Income
  Net Income
  Unrealized Loss on Securites
  Total Comprehensive Income
                                --------    --------    --------    --------    --------
Balance, April 30, 2000         $     --      22,215    $    222         988    $     10
                                ========    ========    ========    ========    ========



                                            Retained  Accumulated-   Total
                               Additional   Earnings     Other       Stock-
                                 Paid-in  (Accumulated Comprehen-   holders'
                                 Capital    Deficit)   sive (Loss)   Equity
                                --------    --------    --------    --------
Balance, April 30, 1997         $ 11,661    $ (8,099)   $     --    $  3,623
Issuance of Class A Common
  Stock-Net of Issuance Costs     48,428                              48,458
Issuance of Class A Common
  Stock in Various Acquistions-
  Net of Retirements               1,599                               1,600
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options                   716                                 718
Exercise and Call of Redeemable
  Put Warrants                       250        (225)                     25
Accretion of Preferred Stock and
  Issuance Costs                              (5,513)                 (5,513)
Conversion of Convertible
  Preferred Stock                 33,932                              33,970
Redemption of Manditorily
  Redeemable Preferred Stock                                              --
Conversion of Class B Common
  into Class A                                                            --
Equity Transactions/
  Adjustments to Poolings           (188)       (764)                   (952)
Net Income                                     1,835                   1,835
                                --------    --------    --------    --------
Balance, April 30, 1998         $ 96,398    $(12,766)   $     --    $ 83,764
                                --------    --------    --------    --------
Issuance of Class A Common
  Stock-Net of Issuance Costs     52,211                              52,231
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options                 3,805                               3,811
Tax Benefit of Stock Options
  Exercised                        2,220                               2,220
Equity Transactions/Adjustments
  to Poolings                         99        (763)                   (663)
Net Income                                     6,615                   6,615
                                --------    --------    --------    --------
Balance, April 30, 1999         $154,733    $ (6,914)   $     --    $147,978
                                --------    --------    --------    --------
Issuance of Class A Common
  Stock and Stock Options -
  KTI Acquisition                113,788                             113,860
Issuance of Class A Common Stock
  in Connection with Exercise of
  Warrants/Options                   859                                 860
Equity transactions of Majority-                                          --
  Owned Subsidiary                 1,275                               1,275
Comprehensive Income
  Net Income                                  11,050                      --
  Unrealized Loss on Securites                              (305)         --
  Total Comprehensive Income                                          10,745
                                --------    --------    --------    --------
Balance, April 30, 2000         $270,655    $  4,136    $   (305)   $274,718
                                ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  Fiscal Year Ended April 30,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
Cash Flows from Operating Activities:
     Net Income                                               $   1,835    $   6,615    $  11,050
                                                              ---------    ---------    ---------
     Adjustments to Reconcile Net Income
        to Net Cash Provided by Operating Activities -
     Depreciation and Amortization                               19,959       25,725       40,211
     Loss on/from Discontinued Operations                            --           33        1,662
     Extraordinary Item                                              --           --          631
     Loss on Impairment of Long-Lived Assets                      1,571           --           --
     (Gain)/Loss on Sale of Fixed Assets                           (335)           3          840
     Provision for Deferred Income Taxes                          2,237        1,647        4,094
     Minority Interest                                               --           --          502
     Non-Cash Employee Compensation                                  60           --           --
     Changes in Assets and Liabilities, net of
        Effects of Acquisitions -
              Accounts Receivable                                (1,819)      (1,754)     (14,186)
              Deferred Income Taxes                                (474)      (1,089)       7,845
              Accounts Payable                                    1,486        4,349       (2,498)
              Accrued Closure and Post-Closure Costs             (1,763)       2,099        2,269
              Other Current Assets and Liabilities               (1,678)          99      (10,385)
                                                              ---------    ---------    ---------
                                                                 19,244       31,112       30,535
                                                              ---------    ---------    ---------
                  Net Cash Provided by Operating Activities      21,079       37,727       41,585
                                                              ---------    ---------    ---------

Cash Flows from Investing Activities:
     Acquisitions, Net of Cash Acquired                         (35,793)     (33,336)     (81,838)
     Additions to Property and Equipment                        (29,416)     (54,118)     (69,455)
     Proceeds from Sale of Equipment                              1,182          587        1,317
     Restricted Funds                                               698       (1,291)        (375)
     Advances to Unconsolidated Subsidiary                           --           --       (5,580)
     Other                                                        2,066       (7,818)        (412)
                                                              ---------    ---------    ---------
                  Net Cash Used in Investing Activities         (61,263)     (95,976)    (156,343)
                                                              ---------    ---------    ---------

Cash Flows from Financing Activities:

     Proceeds from Issuance of Common Stock                      48,455       52,231           --
     Proceeds from Equity Transactions of  Majority-
        Owned Subsidiary                                             --           --        1,275
     Proceeds from Exercise of Stock Warrants/Options               869        3,811          860
     Equity Transactions of Pooled Entities                        (887)         193           --
     Call of Redeemable Put Warrants                               (525)          --           --
     Redemption of Series C Preferred Stock                      (2,970)          --           --
     Proceeds from Long-Term Borrowings                         162,356       73,728      423,955
     Principal Payments on Long-Term Debt                      (166,625)     (70,809)    (306,700)
                                                              ---------    ---------    ---------
                  Net Cash Provided by Financing Activities      40,673       59,154      119,390
                                                              ---------    ---------    ---------

Net Increase in Cash and Cash Equivalents                           489          905        4,632
Cash and Cash Equivalents, Beginning of Year                      2,838        3,327        4,232
                                                              ---------    ---------    ---------
Cash and Cash Equivalents, End of Year                        $   3,327    $   4,232    $   8,864
                                                              =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Year for -
              Interest                                          $   7,988    $   6,288    $  12,514
                                                                =========    =========    =========
              Income Taxes                                      $     672    $   6,952    $   1,876
                                                                =========    =========    =========


Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
     Summary of Entities Acquired
       in Purchase Business Combinations
              Fair Market Value of Assets Acquired              $  42,554    $  36,210    $ 519,054
              Common Stock and Stock Options Issued                (1,603)          --     (113,860)
              Cash Paid, net                                      (35,793)     (33,336)     (81,838)
                                                                ---------    ---------    ---------

                        Liabilities Assumed and Notes Payable
                        to Sellers                              $   5,158    $   2,874    $ 323,356
                                                                =========    =========    =========


















The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All amounts in thousands, except share and per share data)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. ("the Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generates steam and manufactures finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company also markets recyclable metals, aluminum, plastics, paper and corrugated cardboard all processed at its facilities and recyclables purchased from third parties. The Company also generates electricity under its contracts with its two majority owned subsidiaries, Maine Energy Recovery Company LP ("Maine Energy") and Penobscot Energy Recovery Company LP ("PERC"), and through its wholly owned subsidiary, Timber Energy Recovery, Inc. ("TERI"). As of April 30, 2000, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 transfer stations, 40 recycling processing facilities, 39 solid and liquid waste collection divisions, 12 power generation facilities, three finished products processing facilities and an interest in its cellulose insulation joint venture with Louisiana Pacific.

A summary of the Company's significant accounting policies follows:

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements and accompanying notes have also been restated to reflect material acquisitions accounted for as poolings-of-interests. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(c)  Revenue Recognition

The Company recognizes collection, transfer, recycle and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Revenues from the sale of electricity to local utilities by the Company's majority owned waste-to-energy facilities (see Note 3) are recorded at the contract rate specified in each entity's power purchase agreement as it is delivered.

Revenues from the sale of recycled materials and finished products are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third parties and are included in revenues. Revenues for processing of recyclable materials are recognized when the related service is provided.

Revenues from brokerage are recognized when the goods are shipped to their end market.

(d)  Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables approximate their respective fair values. The Company's debt instruments that are outstanding as of April 30, 2000 have carrying values that approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

(e)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

(f)  Restricted Cash

Restricted cash consists of cash held in trust on deposit with various banks that support the Company's financial assurance obligations for its facilities' closure and post-closure costs and cash held in trust, all of which are available, under certain circumstances, for current operating expenses, debt service, capital improvements and repairs and maintenance in accordance with certain contractual obligations. Restricted cash available for current operating and debt service purposes is classified as a current asset. A summary of restricted cash is as follows:

                                  April 30, 1999                April 30, 2000
                                  --------------                --------------
                            Short     Long                Short     Long
                            Term      Term      Total     Term      Term      Total
                            ----      ----      -----     ----      ----      -----
Debt Service               $     0   $     0   $     0   $ 4,478   $ 5,677   $10,155
Landfill Closure               626     4,834     5,460       154     3,566     3,720
Other Facilities Closure         0         0         0         0       410       410
Facility Maintenance and
  Operations                     0         0         0    12,612     1,228    13,840
Other                            0         0         0       365         0       365
                           -------   -------   -------   -------   -------   -------
Total                      $   626   $ 4,834   $ 5,460   $17,609   $10,881   $28,490
                           =======   =======   =======   =======   =======   =======

(g)   Inventory

Inventory consists primarily of secondary fibers, recyclables ready for sale and certain finished products and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods of approximately $889 and $9,003 at April 30, 1999 and 2000 respectively, and raw materials of $1,983 at April 30, 2000.

(h)   Investments

The Company owns warrants to purchase 542,786 shares of common stock in Bangor-Hydro Electric, PERC's sole customer for electricity. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these securities as "available for sale," and records them at their fair value. The change in the fair value of the securities is adjusted through other comprehensive income/(loss).

(i)  Property, Plant and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                                 Estimated
           Asset Classification                                 Useful Life
           --------------------                                 -----------

           Buildings and improvements                           10-35 years
           Machinery and equipment                               2-15 years
           Rolling stock                                         1-12 years
           Containers                                            2-12 years

The cost of maintenance and repairs is charged to operations as incurred. Depreciation expense for the years ended April 30, 1998, 1999 and 2000 was $10,776, $14,151 and $25,046 respectively.

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 1998, 1999 and 2000 was $136, $530 and $640 respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and probable to be permitted capacity. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually.

(j)   Investment in OCI/New Heights

As part of its acquisition of KTI (see Note 2), the Company obtained a 35% ownership in Oakhurst Company, Inc. ("OCI"), which it accounts for on the equity basis of accounting. OCI reported revenues of $20.5 million and net loss of $5.5 million for its fiscal year ended February 29, 2000. At April 30, 2000, among other businesses, OCI has a 50% ownership in New Heights Recovery and Power LLC ("New Heights"), a fully integrated waste tire and glass recycling and power generation facility in Ford Heights, IL.

In addition to its ownership of OCI, the Company had a commitment to loan up to $17 million in the form of a note receivable to OCI for the purpose of allowing OCI to fund its equity commitment and investment ($17 million) in New Heights. The Company had loaned $14.7 million to OCI through April 30, 2000, including $5,580 loaned by the Company since the date of the KTI acquisition. These funds were used by New Heights for capital improvements necessary to upgrade the facility into a fully integrated recycling and power generation facility, to fund certain acquisitions of waste tire collection companies and to fund operating costs and working capital needs of the facility.

The New Heights facility has been in development and start-up for over one year, as of April 30, 2000, and has sustained substantial operating losses. OCI's ability to repay its note to the Company is predicated upon the success of the New Heights facility.

In addition, the Company has directly loaned $1.5 million to New Heights, which is secured by a First Mortgage on the facility, and has an operations and management service agreement for the operations and management of the New Heights facility.

The equity investment in OCI, the notes receivable from OCI and the note receivable from New Heights are together reflected as an investment in unconsolidated subsidiary on the accompanying Consolidated Balance Sheets. During May 2000, OCI agreed to transfer 12.5% direct ownership interest in New Heights to the Company, in return for the Company agreeing to complete OCI's remaining funding commitment to New Heights.

(k)  Accrued Closure and Post-closure Costs

Accrued closure and post-closure costs include the current and noncurrent portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills. The Company, based on input from its engineers, accounting personnel and consultants, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes.

Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers, accounting personnel and consultants are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed.

The states in which the Company operates require a certain portion of these accrued closure and post-closure obligations to be funded at any point in time. Accordingly, the Company has placed $5,640 and $3,720 at April 30, 1999 and 2000, respectively, in restricted investment accounts to fund these future obligations.

In addition, the Company has been required to post a surety bond or bank letter of credit to secure its obligations to close its landfills in accordance with environmental regulations. At April 30, 2000, the Company had provided one letter of credit totaling $10,436, expiring on April 15, 2001, to secure the Company's landfill closure obligations.

(l)  Intangible Assets

Intangible assets at April 30, 1999 and 2000 consist of the following:

                                                           April 30,
                                                           ---------
                                                       1999         2000
                                                       ----         ----

       Goodwill                                      $ 98,827     $289,574
       Covenants not to compete                        13,956       14,291
       Customer lists                                     594          562
       Deferred debt acquisition costs and other        2,125        8,359
                                                     --------     --------

                                                      115,502      312,786
       Less--accumulated amortization                  11,303       18,503
                                                     --------     --------

                                                     $104,199     $294,283
                                                     ========     ========

Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and is amortized using the straight-line method over periods not exceeding 40 years. Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. Deferred debt acquisition costs are capitalized and amortized over the life of the related debt using the effective interest method. Amortization Expense for the years ended April 30, 1998, 1999 and 2000 was $9,182, $11,574 and $15,165, respectively.

In accordance with SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company continually reviews for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill or other intangible assets might warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, and the net book value of assets including goodwill and other intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. An impairment loss would then be recorded equal to the amount by which, the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of other impaired long-lived assets.

During 1998, the Company recorded a charge of $1,571 to reduce certain assets (including goodwill), to their estimated fair value. There were no such impairments in 1999 and 2000.

(m)  Income Taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(n)  Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive common shares which include, where appropriate, the assumed exercise of employee stock options and exercise of convertible debt. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the "if converted" method with regard to its convertible debt.

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share:

                                                              Year Ended April 30,
                                                              --------------------
                                                         1998         1999         2000
                                                       ---------------------------------
Number of Shares Outstanding, End of Period:
          Class A Common Stock                          12,158       14,869       22,215
          Class B Common Stock                             988          988          988
Effect of Weighting the Average Shares Outstanding
    During the Period                                   (3,599)        (712)      (4,472)
                                                       -------      -------      -------

Basic Shares Outstanding                                 9,547       15,145       18,731

Potentially Dilutive Shares                                  0          874          541
                                                       -------      -------      -------

Diluted Shares Outstanding                               9,547       16,019       19,272
                                                       =======      =======      =======

Potentially dilutive shares are excluded from diluted shares outstanding for the year ended April 30, 1998 due to their impact being anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 3,045,000 for the year ended April 30, 1998. Additionally, for the years ended April 30, 1999 and 2000, options to purchase 211,000 and 2,033,000 common shares were excluded from the calculation of potentially dilutive shares because their impact was anti-dilutive.

(o) New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 beginning May 1, 2001. The Company has yet to quantify the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

2.   BUSINESS COMBINATIONS

(a)  Transactions Recorded as Purchases

On December 14, 1999, the Company consummated its acquisition of KTI, a publicly traded solid waste handling company. KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials. All of KTI's common stock was acquired in exchange for 7,152,157 shares of the Company's Class A Common Stock.

In addition to above, the Company also acquired 33, 50 and 38 solid waste hauling operations in 1998, 1999 and 2000. All of these transactions were accounted for as purchases. Accordingly, the operating results of these businesses are included in the Consolidated Statements of Operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Management does not believe the final purchase price allocation will produce materially different results than those reflected herein.

The purchase prices allocated to those net assets acquired were as follows:

                                                      Year Ended April 30,
                                                      --------------------
                                               1998            1999          2000
                                           ---------------------------------------
Current Assets                             $   2,923      $     613      $ 107,457
Property and Equipment                         9,105         10,768        220,830
Intangible Assets (including goodwill)        30,526         24,829        190,178
Other Non-Current Assets                           0              0            589
Current Liabilities                              (75)             0        (41,647)
Other Non-Current Liabilities                 (5,083)        (2,874)      (281,709)
                                           ---------      ---------      ---------

Total Consideration                        $  37,396      $  33,336      $ 195,698
                                           =========      =========      =========

The following unaudited pro forma combined information shows the results of the Company's operations for the years ended April 30, 1999 and 2000 as though each of the completed acquisitions had occurred as of May 1, 1998:

                                                   Year ended April 30,
                                                   --------------------
                                                    1999         2000
                                                    ----         ----

Revenues                                          $578,100     $584,976
Operating Income                                    20,732       57,031
Net Income                                           6,569       11,345
Diluted Pro forma net income per common share     $   0.41     $   0.59

Weighted average diluted shares outstanding         16,019       19,272

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

(b)  Transactions Recorded as Poolings of Interests

The Company has completed several mergers in business acquisitions accounted for as poolings-of-interests. For the years ended April 30, 1998, 1999 and 2000, the Company merged with 1, 4 and 2 businesses, respectively, and issued common stock of 603,347, 1,271,559 and 362,973 shares, respectively. The accompanying consolidated financial statements have been restated to reflect all material acquisitions (including the 2 in 2000) for all periods presented.

Following is a reconciliation of the amounts of revenues and net income previously reported for the years ended April 30, 1998, 1999 and 2000 to amounts adjusted for poolings-of-interests that took place in 2000.

                                            1998          1999          2000
                                            ----          ----          ----
Revenues:
Casella, before Fiscal 2000 Poolings     $ 140,191     $ 171,728     $ 335,303

Fiscal 2000 Poolings                         3,520        10,829         2,044
                                         ---------     ---------     ---------

Casella, as restated                     $ 143,711     $ 182,557     $ 337,347
                                         =========     =========     =========
Net Income:
Casella, before Fiscal 2000 Poolings     $   1,925     $   9,099     $  11,257

Fiscal 2000 Poolings                           (90)       (2,484)         (207)
                                         ---------     ---------     ---------

Casella, as restated                     $   1,835     $   6,615     $  11,050
                                         =========     =========     =========

3.   INVESTMENT IN MAJORITY OWNED WASTE-TO-ENERGY FACILITIES

The Company owns majority interests in two limited partnerships, Maine Energy (83.75% interest) and PERC (66.59% interest). These facilities utilize non-hazardous solid waste as the fuel for the generation of electricity.

Maine Energy sells the electricity it produces to Central Maine Power ("Central Maine") pursuant to a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kilowatt-hour ("kWh"), as determined in 1996, which escalates annually by 2% (7.92 cents per kWh as of April 30, 2000). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid at the then current market value for both its energy and capacity by Central Maine.

Under the terms of the agreement, a $45.0 million letter of credit was issued to Central Maine by ING (US) Capital Corporation. If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant and other similar events, Maine Energy must pay approximately $3.8 million to Central Maine as liquidated damages. This payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is to be reduced by approximately $3.8 million. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the ING letter of credit to Central Maine as liquidated damages. The balance of the letter of credit was approximately $30 million at April 30, 2000.

PERC sells the electricity it produces to Bangor Hydro, a local utility, under a power purchase agreement. Under the terms of the agreement, Bangor Hydro agrees to purchase all the electricity generated by PERC through 2018. Under the agreement, PERC is required to deliver at least 105,000,000 kWh to Bangor Hydro in any calendar year. If PERC fails to deliver this output, PERC must pay Bangor Hydro $4 for each 1,000,000 kWh that the deliveries fall below 105,000,000 kWh.

As of April 30, 2000, the Company has met all of its kWh requirements under both power purchase agreements.

Additionally, the Company owns 100% of TERI. TERI uses biomass waste as its source of fuel to be combusted for the generation of electricity. TERI also operates two wood processing facilities. TERI sells the electricity that it generates to Florida Power Corporation ("Florida Power"), a local electric utility, under a power purchase agreement. Under the terms of the power purchase agreement, Florida Power has agreed to purchase all of the electricity generated by TERI.

The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

4.   LONG-TERM DEBT

Long-term debt as of April 30, 1999 and 2000 consists of the following:

                                                                                                April 30,
                                                                                                ---------

                                                                                           1999           2000
                                                                                        -------------------------
Advances on revolving credit facility, which provides for advances of up to
  $150,000, due January 12, 2003. Interest on outstanding advances accrues at the election of the Company at either the bank's base rate (7.75% at April 30,
  1999), or LIBOR plus a percentage (6.03% at April 30, 1999), based on a pricing grid, payable monthly in arrears. The debt is collateralized by all
  assets of the Company, whether now owned or hereafter acquired.                       $   72,365     $        0

Advances on Senior Secured Revolving Credit Facility ( the "Revolver") which provides for advances of up to $300,000, due December 14, 2004, bearing interest at LIBOR plus 2.75%, (8.95% at April 30, 2000), with the availability decreasing by $25,000 in years 3 and 4.  The debt is collateralized by a pledge of all of the Company's subsidiaries stock and by certain assets of the
  Company.                                                                                       0        228,890

Advances on Senior Secured Delayed Draw Term "B" Loan ( the "Term Loan") which provides for up to $150,000, due December 14, 2006, bearing interest at LIBOR plus 3.5% (9.7% at April 30, 2000), and calling for principal payments of
  $1,500 per year, beginning in Fiscal 2001 with the remaining principal balance due at maturity.  The debt is collateralized by a pledge of all of the
  Company's subsidiaries stock and by certain assets of the Company.                             0        150,000

Notes Payable in connection with businesses acquired, bearing interest at rates of 6% to 10%, due in monthly installments varying to $22, expiring May 2000
  through April 2009.                                                                       13,534          9,459

Subordinated, Convertible Notes payable in connection with business acquired, bearing interest at 7.5%, due in monthly installments varying to $50, expiring on March 15, 2003.  Convertible to Class A Common Stock of the Company, at the
  note holders election, at the rate of one share of common stock for each
  $15.375 of the principal amount surrendered for conversion.                                    0          6,144

Payments due to Clinton County, discounted at 4.74%, due in quarterly installments
  of $375 through March 2003.                                                                5,438          4,173

PERC Bonds Payable - Issued by the Finance Authority of Maine ("FAME"), Electric
  Rate Stabilization Revenue Refunding Bonds, Series 1998 A and Series B,
  subject to mandatory redemption in annual installments of varying amounts through July 1, 2018. Beginning July 1, 2008 the Bonds are subject to redemption at the option of the Company at a price equal to 102%, through June
  30, 2009, 101% for the period July 1, 2009 through June 30, 2010 and 100%
  thereafter of the principal and accrued interest. Various covenants restrict the ability of PERC to incur additional indebtedness and the ability of general partners to sell, assign or transfer their partnership interest.
  Interest is based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent, with a weighted average interest rate of 5.0%
  at April 30, 2000. The bonds are collateralized by substantially all of
  PERC's assets.                                                                                 0         40,900

Timber Energy Revenue Bonds Payable - Industrial Development Revenue Bonds,
  Series A, interest at 7%, annual sinking fund requirements of $2,320, $2,665 and $4,620, due December 2000 through 2002. The Bond Agreements require, among other things, maintenance of various insurance coverages and restrict the borrowers ability to incur additional indebtedness. The bonds are collateralized by liens on TERI's electric generating facility located in
  Telogia, Florida.                                                                              0          9,605

Notes Payable, secured by assets purchased                                                     746              0
                                                                                        ----------     ----------
                                                                                            92,083        449,171

Less - Current Portion                                                                       5,344          8,367
                                                                                        ----------     ----------
                                                                                        $   86,739     $  440,804
                                                                                        ==========     ==========

In April 2000, the Company entered into two three-year interest rate swap agreements (the "Swap Agreements") with two banks. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its revolving credit facility from a floating rate to a fixed rate. The Swap Agreements effectively fix the Company's interest rate on the notional amount of $100 million, $50 million is fixed at 6.875% and $50 million is swapped in a collar arrangement with interest between 6.28% and 9.0%. Net monthly payments or monthly receipts under the Swap Agreements are recorded as adjustments to interest expense. The Company also has an existing, five year Swap Agreement which fixes the Company's interest rate on the notional amount $45 million. The rate is fixed at 5.2% and expires in January 2001. In addition, in the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk on the entire balance in the event the variable interest rate paid was to exceed the fixed rate paid under the terms of the Swap Agreements.

The Revolver and the Term Loan contain certain covenants that, among other things, restrict dividends or stock repurchases, limit capital expenditures and annual operating lease payments, and set minimum fixed charges, interest coverage and leverage ratios and minimum consolidated adjusted net worth requirements. As of April 30, 2000, the Company was in compliance with all covenants.

As of April 30, 2000, debt matures as follows:

              Year Ending April 30,

                               2001                           $  8,367
                               2002                              7,816
                               2003                             12,479
                               2004                              2,098
                               2005                            151,982
                               Thereafter                      266,429
                                                              --------
                                                              $449,171
                                                              ========

5.   COMMITMENTS AND CONTINGENCIES

(a)  Leases

The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2000.

                                                        Operating      Capital
                                                         Leases        Leases
                                                         -------       --------
Year Ended April 30,
2001                                                     $ 4,660       $  1,095
2002                                                       4,866          1,004
2003                                                       3,614            986
2004                                                       3,236            672
2005                                                       2,095            494
Thereafter                                                 4,640          1,564
                                                         -------       --------
Total minimum lease payments                             $23,111          5,815
                                                         =======
Less - amount representing interest                                       1,279
                                                                       --------
                                                                          4,536

Current maturities of capital lease obligations                             788
                                                                       --------
Present value of long term capital lease obligations                   $  3,748
                                                                       ========

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 1999 and 2000.

The Company leases operating facilities and equipment under operating leases with monthly payments varying to $11.

Total rent expense under operating leases charged to operations was $1,500, $1,873 and $2,968 for each of the three years ended April 30, 1998, 1999 and 2000, respectively.

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

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of its officers and directors in Vermont Superior Court. Mr. Freeman claims to have performed services for the Company prior to 1995 and in his lawsuit is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November 1997, certain stockholders of the Company agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not for legal fees paid by or on behalf of Casella or any other third party). The Company accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

On January 7, 2000, the City of Saco, Maine filed a notice of claims with the Company and Maine Energy claiming entitlement to certain "residual cancellation" payments from Maine Energy under the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy on the basis of the satisfaction of certain conditions, including the acquisition of KTI by the Company. The notice of claims alleges that the payments due to Saco exceed $33 million, and claims damages in such amounts for breach of contract, breach of fiduciary duties and fraud and also claims treble damages of $100 million based on alleged fraudulent transfer of Maine Energy's assets. The notice also reserves the right to seek punitive damages. Although the City of Biddeford, Maine has not filed a notice of claims, it has given notice that it will be initiating a suit to receive the residual cancellation payments. Under the agreement, the aggregate amount to be paid upon the exercise of the put right is 18% of the fair market value of the equity of the partners in Maine Energy, and such amount is required to be paid within 120 days after the exercise of the put by the respective parties entitled thereto. The Company believes it has meritorious defenses to these claims.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's quarterly report on form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. The Plaintiffs are seeking undisclosed damages. The Company believes it has meritorious defenses to these complaints. On June 15, 1999, Mr. Russo and Ms. Miller, together with Fransisco Munero, Timothy Ryan and Steve Storch, moved to consolidate the two complaints. This motion is currently pending in the District Court of New Jersey.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business.

The Company believes that none of the above lawsuits, either individually or in the aggregate, will be settled in a manner that will have a material impact to its financial condition, results of operations or cash flows.

(c)  Environmental Liability

The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not presently aware of any situations that may have a material adverse impact.

(d)  Sawyer Landfill Royalty Payments

In connection with an acquisition, the Company agreed to pay to the seller a royalty for certain additional permitted landfill capacity. The royalty due is equal to $2.50 per ton for the first 400,000 tons of such additional capacity and $3.50 per ton thereafter. The payments are generally due as the landfill is utilized, except that at the time of the successful permitting, the first $1 million of royalties becomes immediately due and payable. This amount may be taken in cash or common stock on an equivalent per share price of $6.55. This option is at the election of the seller and is only available for the first royalty payment. The Company received permits from the State of Maine for a 3.3 million ton expansion on the Sawyer Landfill. The host community for the Sawyer Landfill, the Town of Hampden, Maine, is disputing 3.1 million tons of the 3.3 million ton expansion. The Company paid the royalty due the seller on the 200,000 tons of undisputed additional permitted capacity. The seller elected to be paid this royalty in cash.

(e)  Employment Contracts

The Company has entered into five employment contracts with its senior officers and Chairman of the Board. The contracts, dated December 8, 1999, have a three-year term and a two-year covenant not to compete from the date of any termination. Total annual commitments for salaries under these contracts are $1.2 million. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for the payment of three years of salary and bonuses.

(f)  Maine Energy Waste Handling Agreement Liability

Under the terms of a Waste Handling Agreement between certain municipalities and the Company's majority owned subsidiary, Maine Energy, Maine Energy is obligated to make a payment at the point in time that Maine Energy pays off its debt (as defined) obligations, currently estimated to occur between 2003 and 2005, or upon the consummation of an outright sale of Maine Energy, individually. The estimated obligation has been recorded in other long-term liabilities as of April 30, 2000.


6.   DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

Discontinued Operations:

During the third quarter, the Company adopted a formal plan to dispose of its construction and emergency response business ("discontinued business"). The Company has accounted for this planned disposition in accordance with APB Opinion No. 30, and accordingly, the results of operations of the discontinued business have been segregated from continuing operations and reported as a separate line in its Consolidated Statements of Operations. Additionally, the estimated loss on the disposal of the discontinued operations of $1,393 (net of income tax benefit of $891), represents the estimated loss on the disposal of the assets of the discontinued segment.

A summary of the operating results of the discontinued business is as follows:


                                                  Year Ended April 30,
                                                  --------------------
                                                    1999         2000
                                                  -------      -------
Revenues                                          $ 1,690      $   795
                                                  -------      -------
Operating Expenses                                  1,133          795
General and Administrative                            426          321
Depreciation and Amortization                         175          113
                                                  -------      -------
Operating (Loss)                                      (44)        (434)
Other (Expense)                                       (10)          (7)
Benefit from Income Taxes                              21          172
                                                  -------      -------
Net (Loss)                                        $   (33)     $  (269)
                                                  =======      =======

Extraordinary Item:

During the third quarter of its fiscal year 2000, the Company paid off its existing revolving credit facility with a bank and incurred an extraordinary loss of $631 (net of tax benefit of $448), resulting from the write-off of related debt acquisition costs.

7.   STOCKHOLDERS' EQUITY

(a)  Preferred Stock

The Company is authorized, with stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series. As of April 30, 1999 and 2000, respectively, no shares of Preferred Stock are outstanding.

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

(c)  Stock Warrants

At April 30, 2000, the Company had outstanding warrants to purchase 315,943 shares of the Company's Class A Common Stock at exercise prices between $0.01 and $43.63 per share, based on the fair market value of the underlying common stock at the time of the warrants' issuance. The warrants are exercisable and expire at varying times through November 2008.

(d)  Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the "1993 Option Plan") provided for the issuance of a maximum of 300,000 shares of Class A Common Stock. As of April 30, 1999, options to purchase 169,500 shares of Class A Common Stock at an average exercise price of $1.18 were outstanding under the 1993 Option Plan. As of April 30, 2000, options to purchase 17,000 shares of Class A Common Stock at an average exercise price of $4.61 were outstanding under the 1993 Option Plan. No further options may be granted under this plan.

During 1994, the Company adopted a nonstatutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the "1994 Option Plan") provided for the issuance of a maximum of 150,000 shares of Class A Common Stock. Options to purchase 15,000 shares of Class A Common Stock at an average exercise price of $0.60 were outstanding under the 1994 Option Plan as of April 30, 1999 and 2000. No further options may be granted under this plan.

In connection with the May 1994 Senior Note and Warrant Purchase Agreement (the "Purchase Agreement"), the Company also established a nonqualified stock option pool for certain key employees. The purchase agreement established 338,000 stock options to purchase Class A Common Stock. Options to purchase 302,656 shares of Class A Common Stock at an average exercise price of $2.00 were outstanding as of April 30, 1999 and 2000. No further options may be granted from this pool.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or nonstatutory options. As of April 30, 1999, a total of 392,443 options to purchase Class A Common Stock were outstanding at an average exercise price of $12.23. As of April 30, 2000, a total of 372,707 options to purchase Class A Common Stock were outstanding at an average exercise price of $12.08. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the "1997 Option Plan") provides for the issuance of 5,328,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or nonstatutory options. Under the terms of the 1997 Option Plan, all authorized but unissued options under previous plans are added to the shares available under this plan. A total of 321,501 authorized but unissued shares under the 1996 Option Plan have been transferred to the 1997 Option Plan under this provision. As of April 30, 1999, options to purchase 1,081,960 shares of Class A Common Stock at an average exercise price of $26.72 were outstanding under the 1997 Option Plan. As of April 30, 2000, options to purchase 3,190,377 shares of Class A Common Stock at an average exercise price of $22.37 were outstanding under the 1997 Option Plan.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 100,000 shares of Class A Common Stock pursuant to the grant of nonstatutory options. As of April 30, 1999 and 2000, options to purchase 8,000 shares of Class A Common Stock at an average exercise price of $31.25 and 19,000 shares of Class A Common Stock at an average exercise price of $6.58, respectively, were outstanding under the Non-Employee Director Stock Option Plan.

Options generally vest over a two year period from the date of grant, and are granted at prices at least equal to the prevailing fair market value at the issue date.

Stock option activity for each of the three years ended April 30, 1998, 1999 and 2000 is as follows:

                                                     Number    Weighted Average
                                                    Of Shares   Exercise Price
                                                    ---------   --------------
Outstanding, April 30, 1997                         1,251,135      $    4.92
Granted                                               419,500          19.90
Terminated                                            (31,000)        (15.19)
Exercised                                             (44,333)         (1.49)
                                                   ----------      ---------

Outstanding, April 30, 1998                         1,595,302           8.75
Granted                                               870,000          27.68
Terminated                                             (9,033)        (11.17)
Exercised                                            (486,710)         (6.43)
                                                   ----------      ---------

Outstanding, April 30, 1999                         1,969,559          17.65
Granted                                             1,402,000          16.27
Issued in Connection with the Acquisition of KTI      930,417          26.59
Terminated                                           (216,335)        (20.56)
Exercised                                            (168,901)         (2.05)
                                                   ----------      ---------

Outstanding, April 30, 2000                         3,916,740      $   19.78
                                                   ==========      =========

Exercisable, April 30, 1999                         1,346,557      $   13.67
                                                   ==========      =========

Exercisable, April 30, 2000                         2,321,432      $   18.35
                                                   ==========      =========

Set forth is a summary of options outstanding and exercisable as of April 30, 2000:

                                 Options Outstanding                  Options Exercisable
                                 -------------------                  -------------------
                                      Weighted
                                       Average       Weighted                         Weighted
                     Number of        Remaining       Average      Number of           Average
Range of            Outstanding      Contractual     Exercise     Exercisable         Exercise
Exercise              Shares        Life (Years)       Price        Options             Price
--------              ------        ------------       -----        -------             -----
$.60-$2.00             317,656            0.83          $ 1.93        317,656          $ 1.93
$4.61-$8.00            152,002            7.42            5.42        108,002            4.90
$10.00-$18.00        1,566,211            7.00           15.28        850,118           14.86
$18.00-$27.00          467,028            8.70           20.95        226,484           21.65
Over $27.00          1,413,843            7.45           29.94        819,172           29.20
-----------         ----------           -----          ------       --------          ------

             ALL     3,916,740            6.88          $19.78      2,321,432          $18.35
             ===    ==========           =====          ======      =========          ======

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

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended April 30, 1998, 1999 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the years ended April 30, 1998, 1999 and 2000.

                                                April 30,
                                                ---------
                                 1998              1999              2000
                                 ----              ----              ----
Risk-free interest rate        5.78%-6.49%       4.6%-5.68%        5.81%-6.69%
Expected dividend yield        0%                0%                0%
Expected life                  9 Years           5 years           5 years
Expected volatility            40.39%            52.40%            67.37%

The total value of options granted during the years ended April 30, 1998, 1999 and 2000 would be amortized on a pro forma basis over the vesting period of the options. Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

                                                        April 30,
                                                        ---------
                                             1998         1999         2000
                                             ----         ----         ----

Net income (loss)
   As reported                           $  (3,903)   $   6,615   $   11,050
   Pro forma                             $  (4,674)   $   2,534   $    4,379
Diluted Net income (loss) per share of
   common stock
   As reported                           $   (0.41)   $    0.41   $     0.57
   Pro forma                             $   (0.49)   $    0.16   $     0.23


The weighted-average grant-date fair value of options granted during the years ended April 30, 1998, 1999 and 2000 is $1.54, $6.43 and $3.30, respectively.

8.   INCOME TAXES

The provision for income taxes for the years ended April 30, 1998, 1999 and 2000 consists of the following:

                                       April 30,
                                       ---------
                         1998            1999            2000
                         ----            ----            ----
   Federal--
      Current          $   234         $ 4,996         $ 6,089
      Deferred           1,901           1,400           3,216
                       -------         -------         -------
                         2,135           6,396           9,305
                       -------         -------         -------
   State--
      Current               41             888           2,075
      Deferred             336             247             878
                       -------         -------         -------
                           377           1,135           2,953
                       =======         =======         =======

   Total               $ 2,512         $ 7,531         $12,258
                       =======         =======         =======

The differences in the provisions for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes for the years ended April 30, 1998, 1999 and 2000 are as follows:

                                            Fiscal Year Ended April 30,
                                            ---------------------------
                                          1998         1999         2000
                                          ----         ----         ----

Federal Statutory Rate                       34%          34%          35%

Tax at Statutory Rate                   $ 1,478      $ 4,821      $ 8,960
State Income Taxes, net of
  Federal Benefit                           248          749        1,919
Meal and Entertainment Disallowance          23           29           77
Nondeductible Goodwill                      114          201          245
Equity in Loss of Oakhurst                    0            0          295
Other, net                                  649        1,731          762
                                        -------      -------      -------

                                        $ 2,512      $ 7,531      $12,258
                                        =======      =======      =======

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Deferred tax assets and liabilities consist of the following at April 30, 1999 and 2000:

                                                             1999        2000
                                                             ----        ----
Deferred Tax Assets:
  Allowance for Doubtful Accounts                          $    703    $  2,818
  Treatment of Lease Obligations                                 59          52
  Accrued Expenses                                              964      10,645
  Basis Difference in Partnership Interests                       0      14,091
  Net Operating Loss Carryforwards                              367      30,794
  Alternative Minimum Tax Credit Carryforwards                  510       1,795
  Other Tax Carryforwards                                         0         530
  Other                                                         575         880
                                                           --------    --------
     Total Deferred Tax Assets                                3,178      61,605
     Less: Valuation Allowance                                    0     (24,778)
                                                           --------    --------
     Total Deferred Tax Assets After Valuation Allowance      3,178      36,827
                                                           --------    --------
Deferred Tax Liabilities:
  Accelerated Depreciation of Property and Equipment         (5,014)    (49,546)
  Amortization of Intangibles                                (1,165)     (3,407)
  Other                                                      (1,693)     (2,092)
                                                           --------    --------

     Total Deferred Tax Liabilities                          (7,872)    (55,045)
                                                           --------    --------

     Net Deferred Tax Liability                              (4,694)    (18,218)
                                                           ========    ========

At April 30, 2000, the Company has for income tax purposes federal net operating loss carryforwards of approximately $70,507 that expire in years 2003 through 2019, state net operating loss carryforwards of approximately $83,304 that expire in years 2001 through 2019, and business tax credit carryforwards of approximately $530 that expire in years 2001 through 2006. The federal net operating loss carryforwards, certain state net operating loss carryforwards and the business tax credit carryforwards are subject to substantial limitations. In addition, the Company has approximately $1,795 minimum tax credit carryforward available that is not subject to limitation. Due to uncertainty of the utilization of the carryforwards, the Company has recorded a valuation allowance against approximately $51,805 of the federal net operating loss carryforwards, all of the state net operating loss carryforwards and all of the business tax credit carryforwards. Since the Company's carryforwards were primarily acquired through acquisitions, to the extent that future realization of such carryforwards exceeds the Company's current estimates, additional amounts received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

9.   EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. Pending board approval, the Company may contribute up to $500 dollars per individual per calendar year. Participants vest in employer contributions ratably over a three-year period. Employer contributions for the years ended April 30, 1998, 1999 and 2000 amounted to $176, $275 and $387, respectively.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600,000 shares of Class A Common Stock have been reserved for this purpose. At April 30, 1998, no shares of Class A Common Stock have been issued under this plan. During the years ended April 30, 1999 and 2000, 5,812 and 6,616 shares, respectively, of Class A Common Stock were issued under this plan.

10.  RELATED PARTY TRANSACTIONS

(a)  Services

During 1998, 1999 and 2000, the Company retained the services of a related party, a company wholly owned by two of the Company's major stockholders and members of the Board of Directors, as a contractor in closing certain landfills owned by the Company. Total purchased services charged to operations for each of the three years ended April 30, 1998, 1999 and 2000 were $4,202, $5,198 and $5,338 respectively, of which $50 and $450 were outstanding and included in accounts payable at April 30, 1999 and 2000, respectively. In 1998, the Company entered into agreements with this company, totaling approximately $3,000, to construct a portion of a landfill. In 1999, the Company entered into agreements with this company, totaling approximately $4,808, to construct improvements or expansions at three of its landfills. In 2000, the Company entered into an agreement with this company, totaling approximately $4,500 to construct a new cell at Clinton County Landfill.

(b)  Leases

On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company's major stockholders and members of the Board of Directors are the general partners. The leases are classified as capital leases in the accompanying Consolidated Balance Sheets. The leases call for monthly payments of approximately $18 and expire in April 2003. Total interest and amortization expense charged to operations for the years ended April 30, 1998, 1999 and 2000 under these agreements was, $245, $237 and $179, respectively.

(c)  Post-closure Landfill

The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In each of the three years ended April 30, 1998, 1999 and 2000, the Company paid $3, $3 and $5 respectively, pursuant to this agreement. As of April 30, 1999 and 2000, the Company has accrued $102 and $96, respectively, for costs associated with its post-closure obligations.

(d) Employee Loans

The Company has made loans to officers and employees in the amount of $2,095 during the year ended April 30, 2000. The notes have required quarterly interest payments but no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (9% at April 30, 2000). Notes from officers consisted of $2,000 at April 30, 2000, with the remainder being from employees of the Company.

(e) Other Relationships

Two of the Company's stockholders and members of its Board of Directors are also direct stockholders and members of the Board of Directors of OCI, an investee of the Company. These individuals own aggregate shares and options to purchase shares for up to 4% of OCI.

11.  SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern (which includes Maine Energy and PERC), Central and Western, Power Generation, Residential Recycling, Finished Products and Commercial Recycling. The Company's revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company's revenues in the Power Generation, Residential Recycling, Finished Products and Commercial Recycling segments are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products using recycled materials. Any other activities in which the Company is engaged are not material to the total results of operations of the Company; these activities are reflected within the reporting structure outlined above. The accounting policies of the business segments are the same as those described in Note 1.

                                                                         Power        Residential
                                 Waste Handling and Disposal           Generation      Recycling
                            Eastern        Central        Western
                            Regions        Regions        Regions
                           ---------      ---------      ---------      ---------      ---------
Year Ended April 30, 1998:

Outside Revenue            $  26,242      $  70,045      $  47,707      $      --      $      --
Inter-Segment Revenue      $   2,241      $  22,410      $   2,765      $      --      $      --
Net Income/(Loss)          $  (1,830)     $   4,148      $     697      $      --      $      --
Depreciation &
  Amortization             $   3,871      $  11,850      $   3,774      $      --      $      --
Merger Costs               $      --      $     290      $      --      $      --      $      --
Impairment Charge          $     971      $      --      $     600      $      --      $      --
Interest Expense (Net)     $   1,418      $   3,472      $   3,100      $      --      $      --
Capital Expenditures       $   6,805      $  14,184      $   7,326      $      --      $      --
Total Assets               $   6,002      $  34,387      $  18,347      $      --      $      --

Year Ended April 30, 1999:

Outside Revenue            $  39,240      $  79,710      $  62,920      $      --      $      --
Inter-Segment Revenue      $   2,218      $  28,397      $   6,711      $      --      $      --
Net Income/(Loss)          $    (895)     $   8,368      $   2,387      $      --      $      --
Depreciation &
  Amortization             $   5,722      $  12,255      $   6,917      $      --      $      --
Merger Costs               $      --      $     332      $     546      $      --      $      --
Interest Expense (Net)     $   2,067      $   3,922      $   4,051      $      --      $      --
Capital Expenditures       $  17,107      $  15,328      $  19,079      $      --      $      --
Total Assets               $  17,072      $  34,622      $  12,284      $      --      $      --

Year Ended April 30, 2000:

Outside Revenue            $  82,310      $ 106,262      $  60,671      $   8,606      $  13,767
Inter-Segment Revenue      $  15,965      $  35,572      $  12,776      $     (68)     $   9,242
Net Income/(Loss)          $   1,815      $  15,008      $   5,227      $    (485)     $   3,297
Depreciation &
  Amortization             $  11,917      $  14,223      $   7,847      $     925      $   1,147
Merger Costs               $   1,101      $      --      $     389      $      --      $      --
Interest Expense (Net)     $   4,085      $   3,815      $   2,925      $     653      $   1,539
Capital Expenditures       $  18,092      $  15,806      $  17,422      $   2,176      $   4,566
Total Assets               $ 390,559      $ 128,416      $ 112,237      $  51,429      $  61,509

                            Finished      Commercial
                            Products      Recycling      Corporate     Eliminations

                                                                                         Total
                           ---------      ---------      ---------      ---------      ---------
Year Ended April 30, 1998:

Outside Revenue            $      --      $      --      $     238      $    (521)     $ 143,711
Inter-Segment Revenue      $      --      $      --      $     (14)     $ (27,402)     $      --
Net Income/(Loss)          $      --      $      --      $  (1,180)     $      --      $   1,835
Depreciation &
  Amortization             $      --      $      --      $     464      $      --      $  19,959
Merger Costs               $      --      $      --      $      --      $      --      $     290
Impairment Charge          $      --      $      --      $      --      $      --      $   1,571
Interest Expense (Net)     $      --      $      --      $    (617)     $      --      $   7,373
Capital Expenditures       $      --      $      --      $   1,101      $      --      $  29,416
Total Assets               $      --      $      --      $ 148,706      $  (1,933)     $ 205,509

Year Ended April 30, 1999:

Outside Revenue            $      --      $      --      $     687      $      --      $ 182,557
Inter-Segment Revenue      $      --      $      --      $      (1)     $ (37,325)     $      --
Net Income/(Loss)          $      --      $      --      $  (3,245)     $      --      $   6,615
Depreciation &
  Amortization             $      --      $      --      $     831      $      --      $  25,725
Merger Costs               $      --      $      --      $   1,073      $      --      $   1,951
Interest Expense (Net)     $      --      $      --      $  (4,476)     $      --      $   5,564
Capital Expenditures       $      --      $      --      $   2,604      $      --      $  54,118
Total Assets               $      --      $      --      $ 220,084      $  (1,933)     $ 282,129

Year Ended April 30, 2000:

Outside Revenue            $  23,214      $  50,429      $     740      $  (8,652)     $ 337,347
Inter-Segment Revenue      $      --      $  13,906      $     225      $ (87,618)     $      --
Net Income/(Loss)          $  (1,874)     $   2,745      $ (15,078)     $     395      $  11,050
Depreciation &
  Amortization             $   1,221      $   1,288      $   1,963      $    (320)     $  40,211
Merger Costs               $      --      $      --      $      --      $      --      $   1,490
Interest Expense (Net)     $   1,634      $     937      $    (443)     $    (111)     $  15,034
Capital Expenditures       $   5,920      $   4,603      $     870      $      --      $  69,455
Total Assets               $  44,614      $  55,568      $  39,497      $ (11,652)     $ 872,177

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 2000 and 1999.

                                           First         Second        Third        Fourth
                                         Quarter(1)    Quarter(1)     Quarter      Quarter
                                         ----------    ----------     -------      -------
2000

Revenues
As Reported                                  55,036        56,120        93,004      133,919
As Restated                                  54,676        55,748        93,004      133,919

Operating Income
As Reported                                   7,180         9,620         9,946       15,596
As Restated                                   7,333         9,925         9,946       15,596

Income Before Income Taxes,
  Discontinued Operations
  and Extraordinary Item
As Reported                                   5,632         8,459         5,291        5,905
As Restated                                   5,787         8,618         5,291        5,905

Net Income
As Reported                                   3,041         4,872           755        2,382
As Restated                                   3,041         4,872           755        2,382

Basic Earnings per Share
As Reported                                    0.19          0.30          0.04         0.10
As Restated                                    0.19          0.30          0.04         0.10

Diluted Earnings per Share
As Reported                                    0.18          0.30          0.04         0.10
As Restated                                    0.18          0.30          0.04         0.10

                                           First         Second        Third        Fourth
                                         Quarter(1)    Quarter(1)     Quarter      Quarter
                                         ----------    ----------     -------      -------
1999
Revenues
As Reported                                  45,084        47,813      44,109       46,353
As Restated                                  44,673        47,422      44,109       46,353

Operating Income
As Reported                                   5,435         5,185       3,749        5,067
As Restated                                   5,390         5,185       3,749        5,067

Income Before Income Taxes,
  Discontinued Operations
  and Extraordinary Item
As Reported                                   3,796         4,126       2,529        3,767
As Restated                                   3,753         4,130       2,529        3,767

Net Income
As Reported                                   2,121         2,208         879        1,407
As Restated                                   2,121         2,208         879        1,407

Basic Earnings per Share
As Reported                                    0.16          0.14        0.06         0.09
As Restated                                    0.16          0.14        0.06         0.09

Diluted Earnings per Share
As Reported                                    0.15          0.13        0.05         0.08
As Restated                                    0.15          0.13        0.05         0.08

(1) The first two quarters of fiscal 2000 were restated to present the effects of discontinued operations (see Note 6).



13.  SUBSEQUENT EVENTS

The Company has entered into an agreement, in June 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity under a joint venture agreement effective August 1, 2000. The Company will contribute the operating assets of its cellulose insulation manufacturing business together with $2,500 in cash. The new Company, to be known as U.S. Green Fiber LLC, is an equally owned joint venture formed through the combination of Louisiana-Pacific's GreenStone Industries, Inc. and the Company's U.S. Fiber, Inc. operations. The new entity will supply cellulose insulation to existing residential construction, retail and manufactured housing supply channels.

On June 28, 2000, the Company has entered into an agreement with Berkshire Partners of Boston, Massachusetts to issue $55.8 million worth of redeemable convertible preferred stock, which may convert into Class A Common Stock at $14.00 per share. Proceeds will be used to pay down debt and continue the Company's strategic plan. Although there are no assurances, it is anticipated that the agreement will close in August 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements included under Item 8:

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of April 30, 1999 and 2000

       Consolidated Statements of Operations for the Years Ended April 30, 1998, 1999 and 2000.

       Consolidated Statements of Redeemable Preferred Stock, Redeemable Put Warrants and Stockholders' Equity for the Years Ended April 30, 1998, 1999 and 2000.

       Consolidated Statements of Cash Flow for the Years Ended April 30, 1998, 1999 and 2000.

       Notes to Consolidated Financial Statements

       Item 14(a)(2) Schedule II - Valuation and Qualifying Accounts

       Schedule II - Allowance for Doubtful Accounts

       Item 14(a)(3) Exhibits:

       The following Exhibits are filed as part of this report under Item 14(c):

Exhibit
  No.                Description
  ---                -----------

  2.1(1) Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. ("Casella"), KTI, Inc. ("KTI") and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999(file no. 333-90913)).

  3.1 Amended and Restated Certificate of Incorporation of Casella (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8 of Casella as filed November 18, 1998(file no. 333-67487)).

  3.3 Second Amended and Restated By-Laws of Casella (incorporated herein by reference to Exhibit 3.4 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

  4.1 Form of stock certificate of Casella Class A Common Stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).

  10.1    1993 Incentive Stock Option Plan (incorporated herein by reference to
          Exhibit 10.1 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.2 1994 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.3    1996 Stock Option Plan (incorporated herein by reference to Exhibit
          10.3 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.4 1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

  10.5 Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).

  10.6 Registration Rights Agreement between Casella and Susan Olivieri and Robert MacNeil, dated January 3, 1996 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

  10.7 1995 Stockholders Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.7 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.8 1995 Registration Rights Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.9 1995 Repurchase Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.9 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.10 Management Services Agreement between Casella, BCI Growth III, L.P., North Atlantic Venture Fund, L.P., and Vermont Venture Capital Fund, L.P., dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.11 Warrant to Purchase Common Stock of Casella granted to John W. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

  10.12 Warrant to Purchase Common Stock of Casella granted to Douglas R. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

  10.13 Asset Purchase Agreement by and among Kenneth H. Mead, Kerkim, Inc. and Casella Waste Management of N.Y., dated as of January 17, 1997 (incorporated herein by reference to Exhibit 10.13 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.14 Reorganization Agreement by and among Kenneth H. Mead, Superior Disposal Services, Inc., Kensue, Inc., S.D.S. at PA, Inc. and Claws Refuse, Inc., dated as of January 17, 1997 (incorporated herein by reference to Exhibit 10.14 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.15 Termination of Lease Agreement by and between Casella Associates and Casella Waste Management, Inc. dated September 25, 1996 (incorporated herein by reference to Exhibit 10.15 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.16 Amended and Restated Revolving Credit and Term Loan Agreement between the Registrant and BankBoston, dated as of January 12, 1998 (incorporated herein by reference to Exhibit 10.13 to the registration statement on Form S-1 of Casella as filed June 3, 1998 (file no. 333-55879)).

  10.17 Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.18 Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.19 Furniture and Fixtures Lease Renewal Agreement between Casella Associates and Casella Waste Management, Inc., dated May 1, 1994 (incorporated herein by reference to Exhibit 10.19 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.20 Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.21 Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996 (incorporated herein by reference to Exhibit 10.21 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.22 Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996 (incorporated herein by reference to Exhibit 10.22 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.23 Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995 (incorporated herein by reference to Exhibit 10.23 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.24   Consulting and Non-Competition Agreement between Casella and Kenneth
          H. Mead, dated January 23, 1997 (incorporated herein by reference to
          Exhibit 10.24 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.25 Issuance of Shares by Casella to National Waste Industries, Inc., dated October 19, 1994 (incorporated herein by reference to Exhibit
          10.25 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

  10.26 Registration Rights Agreement by and among Casella, Joseph M. Winters, Andrew B. Winters, Brigid Winters, Sean Winters and Maureen Winters (the "All Cycle Stockholders"), dated as of December 19, 1997. (incorporated herein by reference Exhibit 10.23 to the registration statement filed on Form S-1 of Casella as filed June 3, 1998 (file no. 333-55879)).

  10.27 Amendment No. 1 to Registration Rights Agreement by and among the Registrant, the All Cycle Stockholders, Winters Family Partnership and Goldman, Sachs & Co., dated as of June 3, 1998. (incorporated herein by reference to Exhibit 10.24 to the registration statement on Form S-1 of Casella as filed June 3, 1998 (file no. 333-55879)).

  10.28 Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).

  10.29 Amendment No. 1 to Stock Option Agreement (incorporated herein by reference to the Current Report on Form 8-K of Casella as filed May 13, 1999).

  10.30 Agreement between Penobscot Energy Recovery Company and Bangor Hydro-Electric Company dated June 21, 1984, as amended (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

  10.31 Agreement between Timber Energy Resources, Inc. and Florida Power Corporation dated December 31, 1984.(incorporated herein by reference to exhibit 10.31 to the registration statement on Form S-4 as filed November 12, 1999(file no. 333-90913)).

  10.32 Steam Agreement between Multitrade Group, Inc. and Tultex Corporation dated August 11, 1987, as amended.(incorporated herein by reference to Exhibit 10.32 to the registration statement on Form S-4 as filed November 12, 1999(file no. 333-90913)).

  10.33 Form of Penobscot Energy Recovery Company Waste Disposal Agreement (City of Bangor) dated April 1, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

  10.34 Steam Agreement between Multitrade Group, Inc. and Bassett-Walker, Inc. dated March 1, 1993, as amended.(incorporated herein by reference to Exhibit 10.34 to the registration statement on Form S-4 as filed November 12, 1999(file no. 333-90913)).

  10.35 Power Purchase Agreement between Maine Energy Recovery Company and Central Maine Power Company dated January 12, 1984, as amended (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

  10.36 Host Municipalities' Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

  10.37 Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

  10.38 Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995.(incorporated herein by reference to Exhibit 10.38 to the registration statement on Form S-4 as filed November 12, 1999(file no. 333-90913)).

  10.39 Steam Supply and Operating Agreement between Multitrade Group, Inc. and E.I. DuPont De Nemours & Co. dated February 11, 1998, as amended.(incorporated herein by reference to Exhibit 10.39 to the registration statement on Form S-4 as filed November 12, 1999(file no. 333-90913)).

  10.40 Amendment No. 2 to Power Purchase Agreement between Penobscot Energy Recovery Company, L.P. and Bangor-Hydro Electric Company dated June 26, 1998 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of KTI as filed July 8, 1998).

  10.41 Second Amended and Restated Waste Disposal Agreements between Penobscot Energy Recovery Company and the Municipal Review Committee, Inc. dated June 26, 1998 (incorporated herein by reference to Exhibit
          4.2 to the Current Report on Form 8-K of KTI as filed July 8, 1998).

  10.42 Non-Exclusive License to Use Technology between KTI and Oakhurst Technology, Inc. dated December 29, 1998 (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K of KTI as filed January 15, 1999).

  10.43* Employment Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999.

  10.44* Employment Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated December 8, 1999.

  10.45* Employment Agreement between Casella Waste Systems, Inc. and Jerry S. Cifor dated December 8, 1999.

  10.46* Employment Agreement between Casella Waste Systems, Inc. and Martin J. Sergi dated December 8, 1999.

  10.47* Employment Agreement between Casella Waste Systems, Inc. and Ross Pirasteh dated December 8, 1999.

  21.1    Subsidiaries of Casella Waste Systems, Inc.

  23.1    Consent of Arthur Andersen LLP.

  27.1    Financial Data Schedule - for the year ended April 30, 2000.

  27.2 Financial Data Schedule - for the year ended April 30, 1999 - as restated.

  27.3 Financial Data Schedule - for the year ended April 30, 1998 - as restated.

------------------

* - Management Compensation Agreements




Item 14(b) Reports on Form 8-K

During the quarter ended April 30, 2000 the Company filed no reports on Form
8-K:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CASELLA WASTE SYSTEMS, INC.

                                               By: /s/ John W. Casella
                                                   -----------------------
                                                   John W. Casella
                                                   President and Chief
                                                   Executive Officer

                                               Date:  August 4, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                             Title                                      Date
---------                             -----                                      ----
 /s/ John W. Casella                 President and Chief Executive Officer,      August 4, 2000
---------------------------------    Director
      John W. Casella

 /s/ James W. Bohlig                 Senior Vice President and Chief             August 4, 2000
---------------------------------    Operating Officer, Director
       James W. Bohlig

 /s/ Jerry S. Cifor                  Senior Vice President and Chief Financial   August 4, 2000
---------------------------------    Officer (Principal Accounting and
      Jerry S. Cifor                 Financial Officer)

                                     Director                                    August 4, 2000
---------------------------------
      Douglas R. Casella

 /s/ John F. Chapple III             Director                                    August 4, 2000
---------------------------------
      John F. Chapple III

 /s/ Gregory B. Peters               Director                                    August 4, 2000
---------------------------------
      Gregory B. Peters

 /s/ Ross Pirasteh                   Chairman of the Board of Directors          August 4, 2000
---------------------------------
      Ross Pirasteh

 /s/ Martin J. Sergi                 Director                                    August 4, 2000
---------------------------------
      Martin J. Sergi

                                     Director                                    August 4, 2000
---------------------------------
      George Mitchell

                                     Director                                    August 4, 2000
---------------------------------
      Wilbur L. Ross Jr

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation Accounts Schedule (Schedule II), is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP



/s/ Arthur Andersen LLP
------------------------------
Boston Massachusetts
June 30, 2000

FINANCIAL STATEMENT SCHEDULES

                                   Schedule II

                               Valuation Accounts


Allowance for Doubtful Accounts
-------------------------------

(In thousands of dollars)

                                                    Year ended April 30,
                                                    --------------------
                                                1998        1999        2000
                                                ----        ----        ----

Balance at beginning of period                $   722     $ 1,283     $ 1,430

Additions -
              Charged to expense                  992       1,896       2,133
              Acquisition related                 697         273       3,427

Deductions - Bad debts written off, net of
              recoveries                       (1,128)     (2,022)       (743)
                                              -------     -------     -------

Balance at end of period                      $ 1,283     $ 1,430     $ 6,247
                                              =======     =======     =======