Form 10-K/A
period 2000-04-30
CASELLA WASTE SYSTEMS INC
filed 2000-08-28
CIK 911177

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from .......... to .............


                        Commission file number 000-23211


                           CASELLA WASTE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           03-0338873
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


   25 Greens Hill Lane, Rutland, VT                             05701
----------------------------------------                        -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A common stock at the close of business on August 15, 2000 was $223,836,423.

There were 22,193,728 shares of class A common stock, $.01 per share par value, of the registrant outstanding as of August 15, 2000. There were 988,200 shares of class B common stock of the registrant outstanding as of August 15, 2000.
================================================================================

         This Report on Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") by Casella Waste Systems, Inc., a Delaware corporation (together with its subsidiaries, the "Company") is being filed to amend the company's Annual Report on Form 10-K as filed with the Commission on August 4, 2000 to include the information required by Part III of Form 10-K in accordance with General Instruction G-3 of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to correct an error in Part I, Item 1 "Business - Executive Officers and Other Key Employees of the Company" and a typographical error in Part II, Item 8, Statement of Cash Flows for the year ended April 30, 2000.

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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  Fiscal Year Ended April 30,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
Cash Flows from Operating Activities:
     Net Income                                               $   1,835    $   6,615    $  11,050
                                                              ---------    ---------    ---------
     Adjustments to Reconcile Net Income
        to Net Cash Provided by Operating Activities -
     Depreciation and Amortization                               19,959       25,725       40,211
     Loss on/from Discontinued Operations                            --           33        1,662
     Extraordinary Item                                              --           --          631
     Loss on Impairment of Long-Lived Assets                      1,571           --           --
     (Gain)/Loss on Sale of Fixed Assets                           (335)           3          840
     Provision for Deferred Income Taxes                          2,237        1,647        4,094
     Minority Interest                                               --           --          502
     Non-Cash Employee Compensation                                  60           --           --
     Changes in Assets and Liabilities, net of
        Effects of Acquisitions -
              Accounts Receivable                                (1,819)      (1,754)     (14,186)
              Deferred Income Taxes                                (474)      (1,089)       7,845
              Accounts Payable                                    1,486        4,349       (2,498)
              Accrued Closure and Post-Closure Costs             (1,763)       2,099        2,269

              Other Current Assets and Liabilities               (1,678)          99      (10,835)
                                                              ---------    ---------    ---------

                                                                 19,244       31,112       30,535
                                                              ---------    ---------    ---------
                  Net Cash Provided by Operating Activities      21,079       37,727       41,585
                                                              ---------    ---------    ---------

Cash Flows from Investing Activities:
     Acquisitions, Net of Cash Acquired                         (35,793)     (33,336)     (81,838)
     Additions to Property and Equipment                        (29,416)     (54,118)     (69,455)
     Proceeds from Sale of Equipment                              1,182          587        1,317
     Restricted Funds                                               698       (1,291)        (375)
     Advances to Unconsolidated Subsidiary                           --           --       (5,580)
     Other                                                        2,066       (7,818)        (412)
                                                              ---------    ---------    ---------
                  Net Cash Used in Investing Activities         (61,263)     (95,976)    (156,343)
                                                              ---------    ---------    ---------

Cash Flows from Financing Activities:

     Proceeds from Issuance of Common Stock                      48,455       52,231           --
     Proceeds from Equity Transactions of  Majority-
        Owned Subsidiary                                             --           --        1,275
     Proceeds from Exercise of Stock Warrants/Options               869        3,811          860
     Equity Transactions of Pooled Entities                        (887)         193           --
     Call of Redeemable Put Warrants                               (525)          --           --
     Redemption of Series C Preferred Stock                      (2,970)          --           --
     Proceeds from Long-Term Borrowings                         162,356       73,728      423,955
     Principal Payments on Long-Term Debt                      (166,625)     (70,809)    (306,700)
                                                              ---------    ---------    ---------
                  Net Cash Provided by Financing Activities      40,673       59,154      119,390
                                                              ---------    ---------    ---------

Net Increase in Cash and Cash Equivalents                           489          905        4,632
Cash and Cash Equivalents, Beginning of Year                      2,838        3,327        4,232
                                                              ---------    ---------    ---------
Cash and Cash Equivalents, End of Year                        $   3,327    $   4,232    $   8,864
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

         The Company has three classes of directors consisting of four Class I directors, three Class II directors and three Class III directors. At each annual meeting, directors are elected for a full term of three years to succeed those whose terms are expiring. The terms of the three classes are staggered in a manner so that only one class is elected by stockholders annually. The three Class III directors are proposed for election this year to serve as members of the board of directors until the 2003 annual meeting of stockholders, or until their successors are elected and qualified.

         Set forth below for each director, including the director nominees, is information as of August 15, 2000 with respect to (a) his name and age, (b) position and offices at the Company, (c) principal occupation and business experience during the past five years, (d) directorships, if any, of other publicly held companies and (e) the year he became a director of the Company.

                                          PRINCIPAL OCCUPATION, OTHER BUSINESS
                                DIRECTOR  EXPERIENCE DURING THE PAST FIVE YEARS
         NAME            AGE     SINCE    AND OTHER DIRECTORSHIPS
         ----            ---     -----    --------------------------------------
CLASS III DIRECTORS
NOMINEES TO BE ELECTED
AT THE ANNUAL MEETING
(TERMS EXPIRING IN 2000)

John W. Casella          49      1993     Mr. Casella has served as president
                                          and chief executive officer of the
                                          Company since 1993. Mr. Casella served
                                          as chairman of the board of directors
                                          of the Company from 1993 to December
                                          1999. Mr. Casella has served as
                                          chairman of the board of directors of
                                          Casella Waste Management, Inc. since
                                          1977. Mr. Casella has actively
                                          supervised all aspects of Company
                                          operations since 1976, sets overall
                                          corporate policies, and serves as
                                          chief strategic planner of corporate
                                          development. Mr. Casella is also an
                                          executive officer and director of
                                          Casella Construction, Inc., a Company
                                          owned by Mr. Casella and Douglas R.
                                          Casella which specializes in general
                                          contracting, soil excavation and
                                          related heavy equipment work. Mr.
                                          Casella is the brother of Douglas R.
                                          Casella.

John F. Chapple III      59      1994     From August 1989 to July 1994, Mr.
                                          Chapple was president and owner of
                                          Catamount Waste Services, Inc., a
                                          central Vermont hauling and landfill
                                          operation, which was purchased by the
                                          Company in May 1994. Mr. Chapple has
                                          been retired since 1995.

Wilbur L. Ross, Jr.      62      1999     From 1997 to December 1999, Mr. Ross
                                          served as a director of KTI, Inc., an
                                          integrated solid waste processing
                                          company and now a wholly owned
                                          subsidiary of the Company. Mr. Ross
                                          has served as a managing director of
                                          Rothschild Inc., an investment banking
                                          firm, since 1976 and senior managing
                                          director since 1988. Mr. Ross is chief
                                          executive officer and director of News
                                          Communications, Inc., a publisher of
                                          community oriented newspapers. Mr.
                                          Ross is a director of Mego Financial
                                          Corp., a developer of timeshare
                                          properties, and Syms Corp., a clothing
                                          retailer.

                                          PRINCIPAL OCCUPATION, OTHER BUSINESS
                                DIRECTOR  EXPERIENCE DURING THE PAST FIVE YEARS
         NAME            AGE     SINCE    AND OTHER DIRECTORSHIPS
         ----            ---     -----    --------------------------------------
CLASS I DIRECTORS
(TERMS EXPIRING IN 2001)

Douglas R. Casella       44      1993     Mr. Casella founded Casella in 1975.
                                          Mr. Casella has served as vice
                                          chairman of the board of directors of
                                          the Company since 1993. Since 1989,
                                          Mr. Casella has served as president of
                                          Casella Construction, Inc., a Company
                                          owned by Mr. Casella and John W.
                                          Casella, which specializes in general
                                          contracting, soil excavation and
                                          related heavy equipment work. Since
                                          1975, Mr. Casella has served as
                                          president of Casella Waste Management,
                                          Inc. Mr. Casella is the brother of
                                          John W. Casella.

Ross Pirasteh            62      1999     Mr. Pirasteh has served as chairman of
                                          the board of directors since December
                                          1999. From January 1999 to present,
                                          Mr. Pirasteh served as a director of
                                          Oakhurst Company, Inc., a Company
                                          which owns two distributors in the
                                          automotive aftermarket and in which
                                          KTI, Inc., a wholly owned subsidiary
                                          of Casella, owns a minority interest.
                                          From September 1997 to December 1999,
                                          Mr. Pirasteh served as chairman of the
                                          board of directors of KTI, Inc. From
                                          April 1995 to December 1996, Mr.
                                          Pirasteh served as a management
                                          consultant to KTI, Inc., providing
                                          consulting with respect to bank
                                          financing and structural organization.

George J. Mitchell       66      1999     From June 1998 to December 1999, Mr.
                                          Mitchell served as a director of KTI,
                                          Inc., an integrated solid waste
                                          processing Company and now a wholly
                                          owned subsidiary of Casella. Senator
                                          Mitchell is special counsel to the law
                                          firm of Verner, Liipfert, Bernhard,
                                          McPherson & Hand in Washington, D.C.
                                          and senior counsel to the firm of
                                          Preti, Flaherty, Beliveau, Pachios &
                                          Haley in Portland, Maine. He served as
                                          a United States Senator for fifteen
                                          years beginning in 1980, and was
                                          Senate Majority Leader from 1989 to
                                          1995. Senator Mitchell is a director
                                          of UNUM/Provident Corporation, a
                                          disability insurance Company, FedEx
                                          Corporation, an international provider
                                          of transportation and delivery
                                          services, Xerox Corporation, a
                                          manufacturer of photocopier equipment,
                                          The Walt Disney Company, an
                                          entertainment Company, and Staples,
                                          Inc., an office supply Company.
                                          Senator Mitchell is also a trustee of
                                          Starwood Hotels & Resorts. Senator
                                          Mitchell has also served as chairman
                                          of the peace negotiations in Northern
                                          Ireland, the ethics committee of the
                                          U.S. Olympic Committee and the
                                          National Health Care Commission.

                                          PRINCIPAL OCCUPATION, OTHER BUSINESS
                                DIRECTOR  EXPERIENCE DURING THE PAST FIVE YEARS
         NAME            AGE     SINCE    AND OTHER DIRECTORSHIPS
         ----            ---     -----    --------------------------------------

D. Randolph Peeler(1)    36      2000     Mr. Peeler has been a managing
                                          director of Berkshire Partners, a
                                          venture capital firm, since January
                                          2000. From May 1997 to December 1999,
                                          Mr. Peeler served as a vice president
                                          of Berkshire Partners and from June
                                          1996 to April 1997 as a senior
                                          associate. From 1994 to June 1996, Mr.
                                          Peeler was president of Professional
                                          Dental Associates, a private
                                          healthcare services Company which he
                                          co-founded. Prior to 1994, Mr. Peeler
                                          served as chief of staff for the
                                          Assistant Secretary for Economic
                                          Policy in the U.S. Department of the
                                          Treasury. Mr. Peeler was also a
                                          consultant with Cannon Associates and
                                          Bain & Co., where he worked with
                                          clients in the healthcare, heavy
                                          manufacturing, distribution,
                                          information technology, and
                                          professional services industries.

CLASS II DIRECTORS
(TERMS EXPIRING IN 2003)

James W. Bohlig          54      1993     Mr. Bohlig has served as senior vice
                                          president and chief operating officer
                                          of the Company since 1993 with primary
                                          responsibility for business
                                          development, acquisitions and
                                          operations. From 1989 until he joined
                                          the Company, Mr. Bohlig was executive
                                          vice president and chief operating
                                          officer of Russell Corporation, a
                                          general contractor and developer based
                                          in Rutland, Vermont. Mr. Bohlig is a
                                          director of Consumat Environmental
                                          Systems, Inc., a designer and
                                          manufacturer of incineration and
                                          pollution control equipment.

Gregory B. Peters        54      1993     Mr. Peters has been a general partner
                                          of Vermont Venture Capital Partners,
                                          L.P., a venture capital management
                                          Company which is the general partner
                                          of The Vermont Venture Capital Fund,
                                          L.P.; a general partner of North
                                          Atlantic Capital Partners, L.P., a
                                          venture capital management Company
                                          which is the general partner of North
                                          Atlantic Venture Fund II, L.P; and a
                                          general partner of North Atlantic
                                          Investors, a venture capital
                                          management Company which is the
                                          general partner of North Atlantic
                                          Venture Fund II L.P.

Martin J. Sergi          43      1999     Mr. Sergi has served as executive vice
                                          president - business development of
                                          the Company since December 1999. Since
                                          November 1997, Mr. Sergi has served as
                                          president of KTI, Inc., an integrated
                                          solid waste processing Company and now
                                          a wholly owned subsidiary of the
                                          Company. From October 1995 to August
                                          1988, Mr. Sergi served as chief
                                          financial officer of KTI, Inc. From
                                          October 1985 to December 1999, Mr.
                                          Sergi served as a director of KTI,
                                          Inc. and from 1985 to December 1999 as
                                          vice chairman of the board of
                                          directors.


------------------
(1) To be elected to the board of directors as of August 30, 2000 pursuant to the terms of preferred stock purchase agreement dated as of June 28, 2000 by and among the Company, Berkshire Fund V Investment Corp. and Berkshire Investors LLC.

         The holders of Class A common stock, voting separately as a class, will at all times be entitled to elect at least one director. Mr. Peters, a Class II director, was nominated as the designee of the holders of Class A common stock at the 1999 annual meeting of stockholders to serve as a member of the board of directors until the 2003 annual meeting of stockholders.

         Pursuant to the terms of a preferred stock purchase agreement dated as of June 28, 2000 by and among the Company, Berkshire Fund V Investment Corp. and Berkshire Investors LLC, such entities, and permitted transferees, voting separately as a class, will at all times be entitled to elect at least one director, who shall serve on each committee of the board, provided that the Series A convertible preferred stock held by such persons is convertible into at least 20% of the then outstanding Class A common stock. The

Company agreed to use reasonable efforts to have such person elected as a director of the Company. Mr. D. Randolph Peeler, a Class I director and a member of the compensation and audit committees and stock plan subcommittee of the board of directors, was nominated as the designee of the holders of Series A convertible preferred stock to serve as a member of the board of directors until the 2001 annual meeting of stockholders.

         Messrs. John W. Casella, Douglas R. Casella, Bohlig, Pirasteh and Sergi were elected to the board of directors pursuant to the terms of an agreement and plan of merger dated as of December 14, 1999, as amended, by and between the Company and KTI, Inc., now a wholly owned subsidiary of the Company. In addition, the employment agreements by and between the Company and each of Messrs. John W. Casella, Bohlig, Pirasteh and Sergi provide that each such person shall be elected as a director of the Company. The Company agreed to use its best efforts to assure such person is elected as a director of the Company.

         The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers and Other Key Employees of the Company".


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of beneficial ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are required by regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms filed by such person with respect to the Company.

         Based solely on review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Exchange Act of 1934, or written representations from reporting persons that no Form 5 filing was required for such person, the Company believes that, during fiscal 2000, all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of the Exchange Act other than the filing of a Form 4 by each of Messrs. Chapple, Mitchell, Peters and Ross, each of which reported an option grant, all of which reports were filed late, and the filing of a Form 4 by Mr. Robert G. Banfield, a vice president, reporting the purchase of Class A common stock, which was reported on a Form 5.

ITEM 11. EXECUTIVE COMPENSATION.


Summary compensation table

         The following table sets forth information for each of the last three fiscal years with respect to the cash compensation paid and the shares underlying options granted to (a) the Company's chief executive officer and (b) each of the other executive officers of the Company who received annual compensation in excess of $100,000 during fiscal 2000, collectively, the "named executive officers".

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                         ANNUAL                         COMPENSATION
                                                                      COMPENSATION                         AWARDS
                                                          ---------------------------------------        ----------
                                                                                                         SECURITIES
                                                                                     OTHER ANNUAL        UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION             FISCAL YEAR        SALARY        BONUS       COMPENSATION        OPTIONS(#)  COMPENSATION(1)
--------------------------------        -----------       ---------     --------    -------------        ----------  ---------------
John W. Casella.................           2000           $ 254,568     $     --    $    3,874(2)          75,000      $    500
  President and Chief Executive            1999           $ 162,157     $ 60,000    $1,638,575(3)          90,000      $    500
  Officer                                  1998           $ 156,965     $ 50,000    $   14,279(2)              --      $    500
                                           1997           $ 136,141     $ 45,000    $   22,755(2)          20,000      $    985

James W. Bohlig.................           2000           $ 242,500     $     --               --         150,000      $    500
  Senior Vice President and                1999           $ 152,109     $181,287    $  882,700(3)         150,000      $    500
  Chief Operating Officer                  1998           $ 146,591     $ 50,000               --              --      $     --
                                           1997           $ 126,538     $ 45,000               --          30,000      $     --

Jerry S. Cifor..................           2000           $ 222,500     $     --    $          --         125,000      $ 33,480(4)
  Vice President and Chief                 1999           $ 132,430     $ 50,000    $  413,120(3)         110,000      $    500
  Financial Officer                        1998           $ 126,235     $ 42,000               --              --      $    500
                                           1997           $ 107,692     $ 38,000               --          16,000      $    838

Martin J. Sergi.................           2000           $  91,352(5)  $     --    $          --              --      $     --
  Executive Vice President--
  Business Development

--------------
(1) Consists of amount paid by the Company to the named executive officer's account in the Company's 401(k) plan, unless otherwise noted.
(2) Consists of life insurance premiums paid by the Company on behalf of the named executive officer.
(3) Consists of the difference between the price paid by the named executive officer upon exercise of a stock option and the fair market value of the Class A common stock which he received on the date of exercise.
(4) Consists of (i) $32,980 paid to Mr. Cifor in recognition of settlement of an obligation of the Company to issue Mr. Cifor shares of Class A common stock of the Company upon his initial employment and (ii) $500 paid by the Company to the named executive officers account in the Company's 401(k) plan.
(5) Mr. Sergi joined the Company as executive vice president-business development in December 1999.

Stock option grants

         The following table sets forth information for each of the Company's named executive officers with respect to the grant of stock options to purchase shares of the Company's Class A common stock during fiscal 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                        NUMBER OF      PERCENT OF                                  ANNUAL RATES OF STOCK
                        SECURITIES    TOTAL OPTIONS                               PRICE APPRECIATION FOR
                        UNDERLYING     GRANTED TO      EXERCISE                        OPTIONS TERM (3)
                         OPTIONS      EMPLOYEES IN     OR BASE      EXPIRATION    ------------------------
NAME                    GRANTED(1)     FISCAL YEAR     PRICE (2)       DATE           5%            10%
--------------------    ----------    -------------    ---------    ----------    ----------    ----------
John W. Casella.....      75,000           5.4%        $ 17.12(4)     9/15/04     $  205,575    $  595,575

James W. Bohlig.....     150,000          10.8%        $ 15.56        9/15/09     $1,468,050    $3,721,050

Jerry S. Cifor......     125,000           9.0%        $ 15.56        9/15/09     $1,223,375    $3,100,875

Martin J. Sergi(5)..          --             --             --             --             --            --

-------------
(1) Each option is immediately exercisable with respect to one-half of the options granted and shall become exercisable with respect to the remaining one-half of such options on the first anniversary of the date of grant.
(2) Options were granted at the fair market value determined as of the date of the grant, based upon the last reported sale price of the Class A common stock on the Nasdaq National Market.
(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Class A common stock on the date of the option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company's estimate of future stock price growth. Actual gains if any, on stock option exercise and the Class A common stock holdings are dependent on the timing of the exercise and the future performance of the Class A common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(4) Mr. Casella's options were granted at 10% over the fair market value on the date of grant.
(5) Mr. Sergi joined the Company as executive vice president - business development in December 1999.

 Fiscal year-end option values

         The following table sets forth information for each of the named executive officers with respect the number and value of options outstanding as of the fiscal year ended 2000. None of the executive officers exercised any options to purchase shares of the Company's Class A Common Stock during fiscal 2000.

                                                   FISCAL YEAR-END OPTION VALUES

                                     Number of Shares
                                  Underlying Unexercised                Value of Unexercised
                                        Options at                      In-the-Money Options
                                     April 30, 2000 (#)                at April 30, 2000 ($)(1)
                                ---------------------------          ---------------------------
   Name                         Exercisable   Unexercisable          Exercisable   Unexercisable
   ----                         -----------   -------------          -----------   -------------
John W. Casella..............     217,500           37,500           $   462,188   $          --
President and Chief
Executive Officer

James W. Bohlig..............     355,000           75,000               607,163              --
Senior Vice President and
Chief Operating Officer

Jerry S. Cifor...............     219,156           62,500               210,192              --
Vice President and Chief
Financial Officer

Martin J. Sergi .............      64,558           29,981                    --              --
Executive Vice President-
Business Development

-----------
(1) These values have been calculated on the basis of the last reported sale price of Casella Class A common stock on the Nasdaq National Market on April 30, 2000, $7.4375 per share, less the aggregate exercise price.

Compensation of Directors

         The Company reimburses non-employee directors for expenses incurred in attending board of directors and committee meetings.

         Non-employee directors of the Company receive $3,000 for each fiscal quarter that the non-employee director continues to serve on the board of directors, $1,000 for each meeting of the board of directors that the non-employee director attends in person and $500 for each meeting of a committee of the board of directors that the non-employee director attends in person. In addition, each non-employee director receives an option to purchase 7,500 shares of Class A common stock under the Company's Amended and Restated 1997 Non-Employee Director Stock Option Plan upon the non-employee director's initial election to the board of directors. Each non-employee director also receives an option to purchase 7,500 shares of Class A common stock at the time of each annual meeting of stockholders of the Company. Each such option is exercisable at a price per share equal to the fair market value of the Company's Class A common stock on the date of grant and vests in three equal annual installments, commencing on the first anniversary of the date of grant, provided that the non-employee director continues to serve as a member of the board of directors at the time of the anniversary of the date of grant. In December 1999, Messrs. Chapple, Mitchell, Peters and Ross were each granted an option to purchase 7,500 shares of Class A common stock of the Company under the Amended and Restated 1997 Non-Employee Director Stock Option Plan.

         In addition to the foregoing, Mr. Mitchell receives compensation of $10,000 for each fiscal quarter that he serves on the board of directors of the Company. This compensation is payable each quarter in such number of shares of Class A common stock of the Company that are purchasable by dividing $10,000 by the closing price of a share of Class A common stock as reported on The Nasdaq National Market on the last business day of each fiscal quarter for which such compensation is being paid. These shares are issued under our Amended and Restated 1997 Stock Incentive Plan.

         The Company has also entered into or engaged in certain transactions with directors of the Company or affiliates of directors of the Company. See "Certain Relationships and Related Transactions."

Employment Agreements

         Each of Messrs. John W. Casella, Bohlig, Cifor and Sergi has an employment agreement with the Company. Each employment agreement commenced as of December 14, 1999 for a term of three years and is automatically renewable for additional terms of one year. During the three years, each of these employees will be entitled to a specified annual base salary and a bonus consisting of cash, stock options or a combination thereof in an amount determined by the Company's compensation committee prior to the conclusion of each fiscal year, and to a severance package upon the termination of their employment. Pursuant to their agreements, the base salary of Mr. John W. Casella is $262,000, the base salary of Mr. Bohlig is $250,000, the base salary of Mr. Cifor is $230,000 and the base salary of Mr. Sergi is $250,000.

         Each such employee has also agreed not to compete with the Company for a period of two years after the termination of the employee's employment within 300 miles of any facility operated by the Company during the term of his employment. In addition, each employee has agreed that during this period, he will not solicit customers or accounts or other employees of the Company. In the event an employee were to terminate his employment voluntarily and as a result he is not entitled to severance, the non-compete would not apply unless the Company continues to pay the employee's base salary. In the event of a termination of the employee's employment without cause, the Company will be required to pay the employee an amount equal to (a) three times the sum of (i) his highest base salary paid under the agreement and (ii) the higher of the most recent bonus paid to the employee under the agreement or 50% of his base salary immediately prior to such termination; plus (b) an amount in cash equal to the value of any accrued but unpaid base salary, bonus and vacation pay. In addition, the employee will continue to receive benefits for a period of three years from the date of termination. In the event that the employee terminates his employment with the Company following a change of control of the Company in which specified events occur which affect the terms of the employee's employment, the employee will receive the payments described in the preceding two sentences plus an additional payment intended to compensate the employee for taxes payable in connection with the severance payments.

         In addition, each such employment agreement provides that each of Messrs. John W. Casella, Bohlig, Pirasteh and Sergi shall be elected as a director of the Company. The Company agreed to use its best efforts to assure such person is elected as a director of the Company.

Compensation Committee Interlocks and Insider Participation

         The current members of the compensation committee of the board of directors are Messrs. John W. Casella, Chapple, Peters and Peeler. The current members of the stock plan subcommittee of the board of directors are Messrs. Chapple, Peters and Peeler. Mr. Casella has served as president and chief executive officer of the Company since 1993. Mr. Peeler was elected to the compensation committee and stock plan subcommittee in August 2000.

         The Company has from time to time engaged Casella Construction, Inc., a Company owned by John W. Casella and Douglas R. Casella, a director, to provide construction services for the Company, including construction, closure and capping activities at the Company's landfills. In fiscal 2000, the Company paid Casella Construction, Inc. an aggregate of $5,338,000.

         The Company is party to two real estate leases with Casella Associates, a Vermont partnership owned by John W. Casella and Douglas R. Casella, relating to facilities occupied by the Company. The leases, relating to the Company's corporate headquarters in Rutland, Vermont and its Montpelier, Vermont facility, call for aggregate monthly payments of $18,000 and expire in April 2003. These leases have been classified by the Company as capital leases for financial reporting purposes. In addition, the Company leased furniture and fixtures from Casella Associates pursuant to an operating lease which bore rent at $950 per month and which expired in May 1999. In fiscal 2000, the Company paid Casella Associates an aggregate of $179,000 for such leases. In November 1997, the lease relating to the Company's corporate headquarters in Rutland, Vermont was amended to allow the Company to upgrade and make capital improvements to the premises at an estimated cost of $500,000, to be paid by the Company. Casella Associates was granted the option to purchase the capital improvements by December 31, 2002, and if it does not elect to exercise the option the Company has the right to purchase the premises for $324,000, the fair market value of the premises prior to the capital improvements, at the expiration of the term of the lease.

         The Company operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by John W. Casella and Douglas R. Casella which operated as a single-purpose real estate holding Company. The Company paid the cost of closing this landfill in 1992, and has agreed to pay all post-closure obligations. In fiscal 2000, the Company paid an aggregate of $5,000 pursuant to this arrangement.

         In connection with and at the time of the Company's acquisition of the business of Catamount Waste Services, Inc., the Company entered into a lease in June 1994 with CV Landfill, Inc., a Vermont corporation affiliated with Catamount Waste Services, Inc., pursuant to which the Company agreed to lease a transfer station for a term of 10 years. CV Landfill, Inc. is owned by John F. Chapple III, who became a director of the Company at the time of the acquisition of the business of Catamount Waste Services, Inc. Pursuant to the lease agreement, the Company paid monthly rent for the first five years at a rate of $5.00 per ton of waste disposed of at the transfer station, with a minimum rent of $6,650 per month. Beginning in June 1999, the Company is required to pay monthly rent at a rate of $2.00 per ton, with a minimum rent of $2,500 per month. In fiscal 2000, the Company paid CV Landfill, Inc. an aggregate of $53,800.

         The Company has made a loan to John W. Casella, the president and chief executive officer of the Company, in the amount of $750,000. The terms of the loan provide for the payment of accrued interest on a quarterly basis and for the repayment of principal upon demand. Interest accrues monthly at the prime rate (9% annually at April 30, 2000) and is adjusted on a monthly basis. The largest aggregate amount of indebtedness outstanding for Mr. Casella since the beginning of fiscal 2000 was $761,136. As of August 2, 2000, an amount of $12,555 was outstanding under the loan.

         On June 28, 2000, the Company entered into a preferred stock purchase agreement with Berkshire Fund V Investment Corp. and Berkshire Investors LLC. Pursuant to the agreement, the Company sold an aggregate of 55,750 shares of its Series A convertible preferred stock at a purchase price of $1,000 per share for an aggregate purchase price of $55,750,000. In connection with entering into the agreement, the Company agreed, among other things, not to declare or pay any dividends other than on account of the Series A convertible preferred stock and common stock of the Company so long as 15% of the initial number of shares of Series A convertible preferred stock remained outstanding, without first obtaining the affirmative consent of the holders of at least 50% of the then outstanding shares of Series A convertible preferred stock.

         The Series A convertible preferred stock purchasers and their permitted transferees are entitled to certain rights with respect to the registration under the Securities Act of 1933 of certain shares of the Company's Class A common stock, including shares of Class A common stock that were or may be acquired pursuant to the conversion of shares of Series A convertible preferred stock. In the event the

Company proposes to register any of its securities under the Securities Act at any time, with certain exceptions, the Series A convertible preferred stock holders will be entitled to include shares in such registration, subject to the right of the managing underwriter of any underwritten offering to exclude from such registration some or all of their registrable shares. The Series A convertible preferred stock holders have the additional right to require the Company to prepare and file registration statements under the Securities Act with respect to all of the registrable shares if such holders holding specified percentages of such shares and having a certain aggregate value so request. The Company is required to use its best efforts to effect such registration, subject to certain conditions and limitations.

         The Company believes that each transaction described above was on terms at least as favorable as those the Company would expect to negotiate with disinterested third parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 15, 2000, regarding the beneficial ownership of shares of the Company's voting stock by
(a) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of a class of voting stock, (b) each director and director nominee of the Company, (c) each of the "named executive officers", as described in the Summary Compensation Table below, and (d) the directors and executive officers of the Company as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Class A common stock subject to options, warrants and/or convertible preferred stock currently exercisable or convertible or exercisable or convertible within 60 days of August 15, 2000 are deemed outstanding for computing the percentage beneficially owned by the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by these persons, have sole voting and investment power with respect to the securities indicated. Unless otherwise indicated, the address of each officer and director of the Company is care of Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.

         The "Total Ownership of Equity Securities" column reflects each listed individual's or entity's percent beneficial ownership with respect to all voting securities of the Company. This column reflects the conversion of shares of Class B common stock and Series A convertible preferred stock into shares of Class A common stock of the Company.

                                                                                               SERIES A
                                                CLASS A                 CLASS B               CONVERTIBLE
                                             COMMON STOCK             COMMON STOCK          PREFERRED STOCK
                                         --------------------     -------------------      ------------------
                                                                                                                 TOTAL OWNER-
                                            # OF        % OF        # OF        % OF        # OF        % OF    SHIP OF EQUITY
NAME OF BENEFICIAL OWNER                   SHARES       CLASS      SHARES       CLASS      SHARES       CLASS   SECURITIES (%)
---------------------------------        ----------     -----     -------       -----      ------       -----   --------------
5% STOCKHOLDER
Funds affiliated with Berkshire
   Partners LLC(1)...............         3,982,142(2)   15.2          --          --      55,750(3)    100.0      15.2

EXECUTIVE OFFICERS AND DIRECTORS
John W. Casella(4)...............         1,341,250       5.8     494,100(5)     50.0          --          --       5.8
James W. Bohlig(6)...............           700,000       3.1          --          --          --          --       3.1
Jerry S. Cifor(7)................           341,656       1.5          --          --          --          --       1.5

                                                                                               SERIES A
                                                CLASS A                 CLASS B               CONVERTIBLE
                                             COMMON STOCK             COMMON STOCK          PREFERRED STOCK
                                         --------------------     -------------------      ------------------
                                                                                                                 TOTAL OWNER-
                                            # OF        % OF        # OF        % OF        # OF        % OF    SHIP OF EQUITY
NAME OF BENEFICIAL OWNER                   SHARES       CLASS      SHARES       CLASS      SHARES       CLASS   SECURITIES (%)
---------------------------------        ----------     -----     -------       -----      ------       -----   --------------
Martin J. Sergi(8)...............           126,817         *          --          --          --          --         *
Douglas R. Casella(9)............         1,341,250       5.8     494,100(10)    50.0          --          --       5.8
John F. Chapple III(11)..........           192,643         *          --          --          --          --         *
George J. Mitchell(12)...........            16,575         *          --          --          --          --         *
D. Randolph Peeler...............         3,982,142(13)  15.2          --          --      55,750(3)    100.0      15.2
Gregory B. Peters(14)............            21,684         *          --          --          --          --         *
Ross Pirasteh(15)................           300,062       1.3          --          --          --          --       1.3
Wilbur L. Ross, Jr.(16)..........            11,475         *          --          --          --          --         *
Executive officers and directors
as a group  (11 people)(17)......         8,375,554      29.3     988,200       100.0      55,750       100.0      29.3

----------
* Represents less than 1% of the outstanding shares of the respective class of voting stock of the Company.

(1)      The address of Berkshire Partners LLC is One Boston Place, Boston, MA
         02116.

(2) Assumes the conversion of 55,750 shares of Series A convertible preferred stock into shares of Class A common stock. Such shares of Series A convertible preferred stock are convertible at any time at the discretion of the holder thereof. See footnote (3).

(3) Holders of Series A convertible preferred stock are entitled to 71 votes for each share of Series A convertible preferred stock that they own. Each share of Series A convertible preferred stock is convertible into 71 shares of Class A common stock.

(4) Includes (a) 268,500 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000, (b) 4,800 shares of Class A common stock held in trust for the benefit of Mr. Casella's minor children, and (c) 494,100 shares of Class A common stock issuable at any time upon the conversion of Class B common stock on a one-for-one basis.

(5) Holders of Class B common stock are entitled to ten votes for each share of Class B common stock.

(6) Includes (a) 430,000 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000 and
         (b) 8,000 shares of Class A common stock held in trust for the benefit of Mr. Bohlig's minor children.

(7) Includes 273,656 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(8) Includes 75,815 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(9) Includes (a) 268,500 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000, (b) 1,600 shares of Class A common stock held in trust for the benefit of Mr. Casella's minor children and (c) 494,100 shares of Class A common stock issuable at any time upon the conversion of Class B common stock on a one-for-one basis.

(10) Holders of Class B common stock are entitled to ten votes for each share of Class B common stock.

(11) Includes 2,000 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(12) Includes 16,575 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(13) Assumes the conversion of 55,750 shares of Series A convertible preferred stock into shares of Class A common stock. Such shares of Series A convertible preferred stock are convertible at any time. Series A convertible preferred stock is indicated as owned by Mr. Peeler due to his affiliation with Berkshire Partners LLC Mr. Peeler disclaims beneficial ownership of the shares held by Berkshire Partners LLC.

(14) Includes 2,000 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(15) Includes 96,764 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(16) Includes 11,475 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000.

(17) Includes (a) 1,445,285 shares of Class A common stock issuable on the exercise of options or warrants within 60 days of August 15, 2000 and
         (b) 988,200 shares of Class A common stock issuable at any time upon the conversion of Class B common stock on a one-for-one basis, (c) 3,982,142 shares of Class A common stock issuable at any time upon the conversion of Series A convertible preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has from time to time engaged Casella Construction, Inc., a Company owned by John W. Casella and Douglas R. Casella, a director, to provide construction services for the Company, including construction, closure and capping activities at the Company's landfills. In fiscal 2000, the Company paid Casella Construction, Inc. an aggregate of $5,338,000.

         The Company is party to two real estate leases with Casella Associates, a Vermont partnership owned by John W. Casella and Douglas R. Casella, relating to facilities occupied by the Company. The leases, relating to the Company's corporate headquarters in Rutland, Vermont and its Montpelier, Vermont facility, call for aggregate monthly payments of approximately $18,000 and expire in April 2003. These leases have been classified by the Company as capital leases for financial reporting purposes. In addition, the Company leased furniture and fixtures from Casella Associates pursuant to an operating lease which bore rent at $950 per month and which expired in May 1999. In fiscal 2000, the Company paid Casella Associates an aggregate of $179,000 for such leases. In November 1997, the lease relating to the Company's corporate headquarters in Rutland, Vermont was amended to allow the Company to upgrade and make capital improvements to the premises at an estimated cost of $500,000, to be paid by the Company. Casella Associates was granted the option to purchase the capital improvements by December 31, 2002, and if it does not elect to exercise the option the Company has the right to purchase the premises for $324,000, the fair market value of the premises prior to the capital improvements, at the expiration of the term of the lease.

         The Company operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by John W. Casella and Douglas R. Casella, which operated as a single-purpose real estate holding Company. The Company paid the cost of closing this landfill in 1992, and has agreed to pay all post-closure obligations. In fiscal 2000, the Company paid an aggregate of $5,000 pursuant to this arrangement.

         In connection with and at the time of the Company's acquisition of the business of Catamount Waste Services, Inc., the Company entered into a lease in June 1994 with CV Landfill, Inc., a Vermont corporation affiliated with Catamount Waste Services, Inc., pursuant to which Casella agreed to lease a transfer station for a term of 10 years. CV Landfill, Inc. is owned by John F. Chapple III, who became a director of the Company at the time of the acquisition of the business of Catamount Waste Services, Inc. Pursuant to the lease agreement, the Company paid monthly rent for the first five years at a rate of $5.00 per ton of waste disposed of at the transfer station, with a minimum rent of $6,650 per month. Beginning in June 1999, the Company is required to pay monthly rent at a rate of $2.00 per ton, with a minimum rent of $2,500 per month. In fiscal 2000, the Company paid CV Landfill, Inc. an aggregate of $53,800.

         In connection with the settlement of certain litigation naming the Company, four of its subsidiaries, Messrs. James W. Bohlig and John W. Casella and Douglas R. Casella and one unrelated person as defendants, the Company paid an aggregate of $450,000 plus approximately $200,000 in legal expenses incurred by the defendants. The lawsuit was brought derivatively in the name of Meridian, a Vermont corporation which has been inactive since 1993, of which Messrs. Bohlig and John W. Casella were officers, directors and stockholders, as well as individually in the names of the plaintiffs, who were also stockholders of Meridian. In response to the lawsuit, in an effort to expedite adjudication, a majority of Meridian's directors, including Messrs. Bohlig and John W. Casella, voted to place Meridian into bankruptcy, and Meridian filed a petition under Chapter 7. The lawsuit was subsequently removed to the United States Bankruptcy Court for the District of Vermont. On July 14, 1997, the bankruptcy court approved the settlement. Messrs. Bohlig and John W. Casella were officers and directors of Meridian at the time Meridian filed the petition under Chapter 7.

         On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and Messrs. James W. Bohlig and John W. Casella in the Vermont Superior Court, Rutland County. Mr. Freeman claims to have performed services for the Company prior to 1995 and in his lawsuit is seeking a three percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and Messrs. Bohlig and Casella have answered the complaint, denied Mr. Freeman's allegations of wrongdoing and asserting various defenses, and filed a motion for summary judgment seeking dismissal of all claims. In order to facilitate the completion of the Company's initial public offering in November 1999, certain stockholders of the Company, including the two officers named as defendants, agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000, but not including legal fees paid by or on behalf of the Company or any other party. The Company has agreed to indemnify Messrs. Bohlig and Casella for legal fees incurred by them in connection with the lawsuit, plus settlements or awards up to $350,000 in the aggregate. The Company accrued a $215,000 reserve for this claim during fiscal 2000.

         On or about April 26, 1999, Mr. Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI, Inc., now a wholly owned subsidiary of the Company and two of its principal officers, Ross Pirasteh and Martin J. Sergi, Jr., purportedly on behalf of all shareholders who purchased KTI, Inc. common stock from May 4, 1998 through August 14, 1998. Ms. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI, Inc.'s quarterly report on form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI, Inc.'s allowance for doubtful accounts and net income. The plaintiffs are seeking undisclosed damages. KTI, Inc. believes it has meritorious defenses to these complaints. On June 15, 1999, Mr. Russo and Ms. Miller, together with Fransisco Munero, Timothy Ryan and Steve Storch, moved to consolidate the two complaints. This motion is currently pending in the District Court of New Jersey.

         KTI, Inc., leases office space from the Mall at the Galaxy, Inc., a corporation that is 72% owned by Martin J. Sergi, executive vice president and a director of the Company. The mall leases space to 27 tenants under long-term operating leases. KTI, Inc. made rental payments to the mall of $6,000 in fiscal 2000.

         KTI, Inc. held a promissory note of the Mall at the Galaxy, Inc. dated January 1, 1994 in the original principal amount of $121,581, bearing interest at 10% per annum. As of April 30, 2000, the outstanding balance, including interest, of $54,000 was forgiven by KTI, Inc. in consideration of the forgiveness of future lease payments by the Mall at the Galaxy, Inc.

         On June 28, 2000, the Company entered into a preferred stock purchase agreement with Berkshire Fund V Investment Corp. and Berkshire Investors LLC. Pursuant to the agreement, the Company sold an aggregate of 55,750 shares of its Series A convertible preferred stock at a purchase price of $1,000 per share for an aggregate purchase price of $55,750,000. In connection with entering into the agreement, the Company agreed, among other things, not to declare or pay any dividends other than on account of the Series A convertible preferred stock and common stock of the Company so long as 15% of the initial number of shares of Series A convertible preferred stock remained outstanding, without first obtaining the affirmative consent of the holders of at least 50% of the then outstanding shares of Series A convertible preferred stock.

         The Series A convertible preferred stock purchasers and their permitted transferees are entitled to certain rights with respect to the registration under the Securities Act of 1933 of certain shares of the Company's Class A common stock, including shares of Class A common stock that were or may be acquired pursuant to the conversion of shares of Series A convertible preferred stock. In the event the Company proposes to register any of its securities under the Securities Act at any time, with certain exceptions, the Series A convertible preferred stock holders will be entitled to include shares in such registration, subject to the right of the managing underwriter of any underwritten offering to exclude from such registration some or all of their registrable shares. The Series A convertible preferred stock holders have the additional right to require the Company to prepare and file registration statements under the Securities Act with respect to all of the registrable shares if such holders holding specified percentages of such shares having a certain aggregate value so request. The Company is required to use its best efforts to effect such registration, subject to certain conditions and limitations. Mr. Peeler, a director of the Company and a member of the audit and compensation committees and the stock plan subcommittee, is a managing director of Berkshire Partners.

         The Company has made loans to each of Mr. John W. Casella, president and chief executive officer, Mr. Bohlig, senior vice president and chief operating officer, Mr. Pirasteh, the chairman of the board of directors, Mr. Sergi, executive vice president - business development, and Mr. Fusco, vice president - communications. The terms of each loan provide for the payment of accrued interest on a quarterly basis and for the repayment of principal upon demand. Interest on each loan accrues monthly at the prime rate (9% annually at April 30, 2000) and is adjusted on a monthly basis.

         The Company's loan to Mr. John W. Casella was in the amount of $750,000. The largest aggregate amount of indebtedness outstanding for Mr. Casella since the beginning of fiscal 2000 was $761,136. As of August 2, 2000, an amount of $12,555 was outstanding under the loan. The Company's loan to Mr. Bohlig was in the amount of $400,000. As of August 2, 2000, an amount of $415,630 was outstanding under the loan, which was the largest aggregate amount of indebtedness outstanding for Mr. Bohlig since the beginning of fiscal 2000. The Company's loan to Mr. Pirasteh was in the amount of $500,000. As of August 2, 2000, an amount of $519,538 was outstanding under the loan, which was the largest aggregate amount of indebtedness outstanding for Mr. Pirasteh since the beginning of fiscal 2000. The Company's loan to Mr. Sergi was in the amount of $350,000. As of August 2, 2000, an amount of $363,676 was outstanding under the loan, which was the largest aggregate amount of indebtedness outstanding for Mr. Sergi since the beginning of fiscal 2000.

         The Company has made two loans to Mr. Fusco in the aggregate amount of $87,000. One such loan, in the amount of $70,000, provides for the payment of accrued interest, repayment of principal, and monthly accrual of interest under the terms set forth above. The additional loan to Mr. Fusco, in the amount of $17,000, provides for the payment of accrued interest on a quarterly basis, the repayment of principal upon demand, and the monthly accrual of interest at a fixed rate of 8% annually. As of August 2, 2000, an aggregate amount of $90,238 was outstanding under the loans, which was the largest aggregate amount of indebtedness outstanding for Mr. Fusco since the beginning of fiscal 2000.

         The Company believes that each transaction described above was on terms at least as favorable as those the Company would expect to negotiate with disinterested third parties.



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

  10.43*+ Employment Agreement between Casella Waste Systems, Inc. and  John W.
          Casella dated December 8, 1999.

  10.44*+ Employment Agreement between Casella Waste Systems, Inc. and James W.
          Bohlig dated December 8, 1999.

  10.45*+ Employment Agreement between Casella Waste Systems, Inc. and Jerry S.
          Cifor dated December 8, 1999.

  10.46*+ Employment Agreement between Casella Waste Systems, Inc. and Martin J.
          Sergi dated December 8, 1999.

  10.47*+ Employment Agreement between Casella Waste Systems, Inc. and Ross
          Pirasteh dated December 8, 1999.

  21.1+   Subsidiaries of Casella Waste Systems, Inc.

  23.1+   Consent of Arthur Andersen LLP.

  27.1+   Financial Data Schedule - for the year ended April 30, 2000.

  27.2+ Financial Data Schedule - for the year ended April 30, 1999 - as restated.

  27.3+ Financial Data Schedule - for the year ended April 30, 1998 - as restated.

------------------

* - Management Compensation Agreements

+ - Previously filed


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

                                               Date:  August 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                             Title                                      Date
---------                             -----                                      ----
 /s/ John W. Casella                 President and Chief Executive Officer,      August 28, 2000
---------------------------------    Director
      John W. Casella

 /s/ James W. Bohlig                 Senior Vice President and Chief             August 28, 2000
---------------------------------    Operating Officer, Director
       James W. Bohlig

 /s/ Jerry S. Cifor                  Senior Vice President and Chief Financial   August 28, 2000
---------------------------------    Officer (Principal Accounting and
      Jerry S. Cifor                 Financial Officer)

 /s/ Douglas R. Casella              Director                                    August 28, 2000
---------------------------------
      Douglas R. Casella

 /s/ John F. Chapple III             Director                                    August 28, 2000
---------------------------------
      John F. Chapple III

                                     Director                                    August 28, 2000
---------------------------------
      Gregory B. Peters

 /s/ Ross Pirasteh                   Chairman of the Board of Directors          August 28, 2000
---------------------------------
      Ross Pirasteh

                                     Director                                    August 28, 2000
---------------------------------
      Martin J. Sergi

                                     Director                                    August 28, 2000
---------------------------------
      George Mitchell

 /s/ Wilbur L. Ross Jr               Director                                    August 28, 2000
---------------------------------
      Wilbur L. Ross Jr

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