Form 10-Q
period 2000-07-31
CASELLA WASTE SYSTEMS INC
filed 2000-09-13
CIK 911177

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       OR

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to           .
                                                 ----------    ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 5, 2000:

         Class A Common Stock       22,196,971
         Class B Common Stock          988,200

================================================================================

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS




                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                     (In Thousands except per share amounts)



                                      ASSETS                 April 30,  July 31,
                                      ------                   2000       2000
                                                             --------   --------
CURRENT ASSETS:
   Cash and Cash Equivalents                                 $  8,864   $ 15,600
   Restricted Cash                                             17,609     16,434
   Accounts Receivable - Trade, net of allowance for
      doubtful accounts of $6,247 and $6,136                   80,720     95,375
   Accounts Receivable - Other                                 14,429      1,146
   Notes Receivable - Officers/Employees                        2,095      1,362
   Prepaid Expenses                                             5,929      5,681
   Inventory                                                   10,986      8,666
   Investments                                                  5,156     10,584
   Deferred Income Taxes                                       12,730     13,088
   Other Current Assets                                        10,299     12,268
                                                             --------   --------

   Total Current Assets                                       168,817    180,204
                                                             --------   --------

Property, Plant and Equipment, net of accumulated
   depreciation and amortization of $97,152 and $108,122      379,086    391,156
Intangible Assets, net                                        294,283    306,609
Restricted Cash                                                10,881     10,932
Investment in Unconsolidated Subsidiaries                      14,695     16,298
Other Non-Current Assets                                        4,415      8,025
                                                             --------   --------

                                                              703,360    733,020
                                                             --------   --------

                                                             $872,177   $913,224
                                                             ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                     (In Thousands except per share amounts)

                                 LIABILITIES AND                    April 30,    July 31,
                               STOCKHOLDERS' EQUITY                   2000         2000
                               --------------------                 ---------    ---------
CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt                             $   8,367    $   7,998
   Current Maturities of Capital Lease Obligations                        788          788
   Accounts Payable                                                    43,335       51,150
   Accrued Payroll and Related Expenses                                 5,536        4,988
   Accrued Interest                                                     3,994        7,421
   Accrued Income Taxes                                                 3,766        2,603
   Accrued Closure and Post-Closure Costs, Current Portion                259         --
   Deferred Revenue                                                     3,317        6,377
   Other Current Liabilities                                           15,153       19,274
                                                                    ---------    ---------
   Total Current Liabilities                                           84,515      100,599
                                                                    ---------    ---------

Long-Term Debt, Less Current Maturities                               440,804      453,050
                                                                    ---------    ---------

Capital Lease Obligations, Less Current Maturities                      3,748        3,531
                                                                    ---------    ---------

Deferred Income Taxes                                                  30,948       33,349
                                                                    ---------    ---------
Accrued Closure and Post-Closure Costs,
   Less Current Maturities                                             12,017       12,969
                                                                    ---------    ---------

Minority Interest                                                      16,378       16,683
                                                                    ---------    ---------

Other Long-Term Liabilities                                             9,049        9,022
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Class A Common Stock -
      Authorized - 100,000 Shares, $0.01 par value
      Issued and Outstanding - 22,215 and 22,233
      Shares as of April 30, 2000 and July, 31 2000, respectively         222          222
   Class B Common Stock -
      Authorized - 1,000 Shares, $0.01 par value 10 Votes per
      Share, Issued and Outstanding -988                                   10           10
   Accumulated Other Comprehensive Income/(Loss)                         (305)       5,123
   Additional Paid-In Capital                                         270,655      271,212
   Retained Earnings                                                    4,136        7,454
                                                                    ---------    ---------
   Total Stockholders' Equity                                         274,718      284,021
                                                                    ---------    ---------
                                                                    $ 872,177    $ 913,224
                                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                Three Months Ended
                                               --------------------
                                               July 31,
                                                 1999      July 31,
                                              (Restated)     2000
                                               --------    --------

Revenues                                       $ 54,676    $157,067
                                               --------    --------

Operating Expenses:
       Cost of Operations                        30,636     108,848
       General and Administration                 7,644      17,430
       Depreciation and Amortization              7,573      14,331
       Merger Related Costs                       1,490        --
                                               --------    --------

                                                 47,343     140,609
                                               --------    --------

Operating Income                                  7,333      16,458
                                               --------    --------
Other (Income)/Expense:
       Interest Income                              (73)       (640)
       Interest Expense                           1,676      10,551
       Equity in Loss of OCI/New Heights           --           298
       Minority Interest                           --           190
       Other Income                                 (58)       (145)
                                               --------    --------

Other Expenses, net                               1,545      10,254
                                               --------    --------
Income from Continuing Operations Before
   Income Taxes and Discontinued Operations       5,788       6,204
Provision for Income Taxes                        2,652       2,885
                                               --------    --------
Net Income from Continuing Operations Before
   Discontinued Operations                        3,136       3,319
                                               --------    --------
Discontinued Operations:
       Loss from Discontinued Operations,
          net of Income Taxes                       (95)       --
                                               --------    --------
Net Income                                        3,041       3,319
                                               ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                   Three Months Ended
                                                ------------------------
                                                 July 31,
                                                   1999        July 31,
                                                (Restated)       2000
                                                ----------    ----------

Earnings Per Share:
Basic:
     Income from Continuing Operations Before
        Discontinued Operations                 $     0.20    $     0.14
     Loss from Discontinued Operations          $    (0.01)   $     --
                                                ----------    ----------

     Net Income per Common Share                $     0.19    $     0.14
                                                ==========    ==========
     Basic Weighted Average Common
        Shares Outstanding                          15,979        23,211
                                                ==========    ==========

Diluted:
     Income from Continuing Operations Before
        Discontinued Operations                 $     0.19    $     0.14
     Loss from Discontinued Operations          $    (0.01)   $     --
                                                ----------    ----------

     Net Income per Common Share                $     0.18    $     0.14
                                                ==========    ==========
     Diluted Weighted Average Common
        Shares Outstanding                          16,539        23,889
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.


                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                      Three Months Ended
                                                                     --------------------
                                                                     July 31,    July, 31
                                                                       1999        2000
                                                                     --------    --------
Cash Flows from Operating Activities:
       Net Income                                                    $  3,041    $  3,319
                                                                     --------    --------
       Adjustments to Reconcile Net Income
          to Net Cash Provided by Operating Activities -
       Depreciation and Amortization                                    7,573      14,331
       Loss from Discontinued Operations                                   95        --
       Gain on Sale of Fixed Assets                                        (8)       (169)
       Minority Interest                                                 --           190
       Changes in Assets and Liabilities, net of
          Effects of Acquisitions -
                   Accounts Receivable                                 (6,383)    (13,922)
                   Accounts Payable                                        40       7,815
                   Other Current Assets and Liabilities                 4,795      10,056
                                                                     --------    --------
                                                                        6,112      18,301
                                                                     --------    --------
                         Net Cash Provided by Operating Activities      9,153      21,620
                                                                     --------    --------
Cash Flows from Investing Activities:
       Acquisitions, Net of Cash Acquired                              (1,611)     (3,761)
       Additions to Property and Equipment                            (16,069)    (21,830)
       Proceeds from Sale of Equipment                                     21         568
       Advances to Unconsolidated Subsidiaries                           --        (1,603)
       Other                                                           (2,043)       (475)
                                                                     --------    --------
                         Net Cash Used in Investing Activities        (19,702)    (27,101)
                                                                     --------    --------

Cash Flows from Financing Activities:

       Proceeds from Issuance of Common Stock                            --            88
       Proceeds from Equity Transactions of  Majority-
          Owned Subsidiary                                               --           469
       Proceeds from Exercise of Stock Options                            219        --
       Proceeds from Long-Term Borrowings                              22,600      18,920
       Principal Payments on Long-Term Debt                           (11,584)     (7,260)
                                                                     --------    --------
                         Net Cash Provided by Financing Activities     11,235      12,217
                                                                     --------    --------

Net Increase in Cash and Cash Equivalents                                 686       6,736
Cash and Cash Equivalents, Beginning of Period                          4,232       8,864
                                                                     --------    --------
Cash and Cash Equivalents, End of Period                             $  4,918    $ 15,600
                                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)




                                                                   Three Months Ended
                                                                  --------------------
                                                                  July 31,    July, 31
                                                                    1999        2000
                                                                  --------    --------

Supplemental Disclosures of Cash Flow Information:
       Cash Paid During the Period for -
                 Interest                                         $  1,605    $  7,125
                                                                  ========    ========
                 Income Taxes                                     $   --      $    861
                                                                  ========    ========

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
       Summary of Entities Acquired in Purchase
          Business Combinations
                 Fair Market Value of Assets Acquired             $  1,611    $ 17,044
                 Cash Paid, net                                     (1,611)     (3,761)
                                                                  --------    --------

                        Exchange of Note Receivable               $   --      $ 13,283
                                                                  ========    ========
















The accompanying notes are an integral part of these consolidated financial statements.




                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (All amounts in thousands, except per share amounts)


The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 2000 and July 31, 2000, the consolidated statements of operations for the three months ended July 31, 1999 and 2000 and the condensed consolidated statements of cash flows for the three months ended July 31, 1999 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued consolidated statements of operations for the three months ended July 31, 1999 and the condensed consolidated statement of cash flows for the three months ended July 31, 1999 to reflect the effects of discontinued operations. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2000. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.   BUSINESS COMBINATIONS

During the three months ended July 31, 2000, the Company acquired six solid waste hauling operations in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $3.8 million in cash to sellers and the partial settlement of a receivable in the amount of $13.3 million. The operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 1999.

                                    Three Months Ended      Three Months Ended
                                       July 31, 1999           July 31, 2000
                                       -------------           -------------

Revenues                               $     139,980           $     158,494
                                       =============           =============
Operating Income                       $       4,364           $      16,761
                                       =============           =============
Net Income                             $        (971)          $       3,363
                                       =============           =============
Diluted Income per Share               $       (0.04)          $        0.14
                                       =============           =============
Weighted Average Diluted
   Shares Outstanding                         23,691                  23,889
                                       =============           =============

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 1999 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

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

On January 7, 2000, the City of Saco, Maine filed a notice of claims with the Company and Maine Energy Recovery Company LP ("Maine Energy") claiming entitlement to certain "residual cancellation" payments from Maine Energy under the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy on the basis of the satisfaction of certain conditions, including the acquisition of KTI, Inc. ("KTI") by the Company. The notice of claims alleges that the payments due to Saco exceed $33 million, and claims damages in such amounts for breach of contract, breach of fiduciary duties and fraud and also claims treble damages of $100 million based on alleged fraudulent transfer of Maine Energy's assets. The notice also reserves the right to seek punitive damages. Although the City of Biddeford, Maine has not filed a notice of claims, it has given notice that it will be initiating a suit to receive the residual cancellation payments. Under the agreement, the aggregate amount to be paid upon the exercise of the put right is 18% of the fair market value of the equity of the partners in Maine Energy, and such amount is required to be paid within 120 days after the exercise of the put by the respective parties entitled thereto. The Company believes it has meritorious defenses to these claims.

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

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and three of KTI's principal officers, Ross Pirasteh, Martin J. Sergi, and Paul A. Garret. The complaint purported to be behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The Complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint on behalf of all the defendants on July 21, 2000.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

The Company offers no prediction of the outcome of any of the proceedings described above.

Under the terms of a Waste Handling Agreement between certain municipalities and the Company's majority owned subsidiary, Maine Energy, Maine Energy is obligated to make a payment either at the point in time that Maine Energy pays off its debt (as defined), which is currently estimated to occur between 2003 and 2005, or upon the consummation of an outright sale of Maine Energy. The estimated obligation has been recorded in other long-term liabilities as of July 31, 2000.

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

4.   EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at July 31 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and potentially dilutive common shares outstanding for the respective three month periods for the purpose of calculating basic and dilutive earnings per common share:


                                                Three Months     Three Months
                                                   Ended            Ended
                                               July 31, 1999    July 31, 2000
                                                  -------          -------
Number of Shares Outstanding, End of Period:
   Class A Common Stock                            15,039           22,233
   Class B Common Stock                               988              988
Effect of Weighted Average Shares
   Outstanding for the Period                         (48)             (10)
                                                  -------          -------
Basic Shares Outstanding                           15,979           23,211

Impact of Potentially Dilutive Securities             560              678
                                                  -------          -------
Diluted Shares Outstanding                         16,539           23,889
                                                  =======          =======


For the three months ended July 31, 1999 and 2000, options to purchase 866 and 4,100 common shares, respectively, were excluded from the calculation of potentially dilutive securities because their impact was anti-dilutive.

5.   SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western, Power Generation, Residential Recycling, Finished Products and Commercial Recycling. The Company's revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company's revenues in the Power Generation, Residential Recycling, Finished Products and Commercial Recycling segments are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products using recycled materials. Any other activities in which the Company is engaged are not material to the total results of operations of the Company; these activities are reflected within the reporting structure outlined above.

                                                         Power     Residential
                       Eastern    Central    Western   Generation   Recycling
                       --------   --------   --------   --------    --------

Three Months Ended July 31, 2000:

Outside Revenue        $ 40,662   $ 30,717   $ 17,502   $  7,680    $  9,566
                       ========   ========   ========   ========    ========
Intersegment Revenue   $ 10,956   $ 10,137   $  3,599   $    289    $  6,343
                       ========   ========   ========   ========    ========
Net Income/(Loss)      $  1,664   $  5,355   $  1,986   $   (608)   $    847
                       ========   ========   ========   ========    ========
Total Assets           $389,628   $133,958   $127,566   $ 59,644    $ 60,184
                       ========   ========   ========   ========    ========


                       Finished  Commercial
                       Products  Recycling  Corporate Eliminations   Total
                       --------   --------   --------   --------    --------

Outside Revenue        $ 15,773   $ 37,747   $  1,085   $ (3,665)   $157,067
                       ========   ========   ========   ========    ========
Intersegment Revenue   $    360   $  9,402   $    555   $(41,641)   $   --
                       ========   ========   ========   ========    ========
Net Income/(Loss)      $ (1,810)  $  1,159   $ (5,652)  $    378    $  3,319
                       ========   ========   ========   ========    ========
Total Assets           $ 46,795   $ 57,852   $ 47,517   $ (9,920)   $913,224
                       ========   ========   ========   ========    ========


Three Months Ended July 31, 1999:

Outside Revenue        $  9,550   $ 26,214   $ 18,819   $    --     $    --
                       ========   ========   ========   ========    ========
Intersegment Revenue   $    794   $  8,854   $  3,505   $    --     $    --
                       ========   ========   ========   ========    ========
Net Income/(Loss)      $  1,074   $  2,420   $  1,251   $    --     $    --
                       ========   ========   ========   ========    ========
Total Assets           $ 42,562   $132,639   $104,751   $    --     $    --
                       ========   ========   ========   ========    ========


                       Finished  Commercial
                       Products  Recycling  Corporate Eliminations   Total
                       --------   --------   --------   --------    --------

Outside Revenue        $    --    $    --    $     93   $    --     $ 54,676
                       ========   ========   ========   ========    ========
Intersegment Revenue   $    --    $    --    $    --    $(13,153)   $    --
                       ========   ========   ========   ========    ========
Net Income/(Loss)      $    --    $    --    $ (1,704)  $    --     $  3,041
                       ========   ========   ========   ========    ========
Total Assets           $    --    $    --    $ 20,687   $    --     $300,639
                       ========   ========   ========   ========    ========

6.   SUBSEQUENT EVENTS

The Company has entered into an agreement in July 2000 with Louisiana-Pacific Corp. to combine their respective cellulose insulation businesses into a single operating entity under a joint venture agreement effective August 1, 2000. The Company will contribute the operating assets of its cellulose insulation manufacturing business together with $2,500 in cash. The new Company, to be known as U.S. Green Fiber LLC, is an equally owned joint venture formed through the combination of Louisiana-Pacific's GreenStone Industries, Inc. and Casella Waste Systems' U.S. Fiber, Inc.'s operations. The new entity will supply cellulose insulation to existing residential construction, retail and manufactured housing supply channels.

On June 28, 2000, the Company entered into an agreement with Berkshire Partners pursuant to which it agreed to sell Berkshire preferred stock, convertible into the Company's Class A Common Stock at $14.00 per share. The transaction closed August 11, 2000, when the Company received net proceeds of $55.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. (" the Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generates steam and manufactures finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company also markets recyclable metals, aluminum, plastics, paper and corrugated cardboard both processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under its contracts with its two majority owned subsidiaries, Maine Energy Recovery Company LP ("Maine Energy") and Penobscot Energy Recovery Company LP ("PERC"), and through its wholly owned subsidiary, Timber Energy Recovery, Inc. ("TERI"). As of September 5, 2000, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 transfer stations, 40 recycling processing facilities, 40 solid and liquid waste collection divisions, 5 power generation facilities, three finished products processing facilities and its interest in a cellulose insulation joint venture.

The Company's revenues have increased from $54.7 million for the three months ended July 31, 1999 to $157.1 million for the three months ended July 31, 2000. From May 1, 1999 through April 30, 2000, the Company acquired 38 solid waste collection, transfer and disposal operations, as well as KTI, Inc ("KTI") in December 1999. Between May 1, 2000 and July 31, 2000, the Company acquired an additional six such businesses, all of which were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been consolidated from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

This Form 10-Q and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and section 21E of the Securities Exchange Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled "Certain Factors That May Affect Future Results". The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

General
-------

The Company's revenues are attributable primarily to fees charged to customers for solid waste collection and disposal, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill, waste- to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of these customers are under one to three-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues include the sale of recyclable commodities, operating and maintenance contracts of recycling facilities for municipal customers, recyclable brokering operations and revenue from the sale of tire derived fuel. The Company, as a result of the KTI acquisition, provides integrated waste handling services, including the processing and recycling of wood, paper, metals, aluminum, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products, primarily cellulose insulation, using recyclable materials. Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, will recognize half of the joint venture's income/(loss) from that date forward. The Company emphasizes the use of low-cost processing to add value to the waste products delivered and, in some cases, the generation of electric power and steam. The Company operates these non-core businesses under four reportable lines of business segments: Power Generation, Residential Recycling, Commercial Recycling and Finished Products. These line of business segments are reflected in the Company's revenues as follows: Power Generation is reflected under "disposal", Residential Recycling is reflected under "recycling", Commercial Recycling is reflected under "recycling and "brokerage", and Finished Products is reflected under its own line. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The decrease in the Company's collection revenues as a percentage of revenues in the current fiscal year is primarily attributable to the effects of the KTI acquisition. Significant recycling, finished products and brokerage revenues were added through that acquisition. The increase in the Company's landfill/disposal facilities revenues as a percentage of revenue in the first quarter of fiscal 2001 is primarily attributable to the effects of the KTI acquisition.

                                                  Percentage of Revenues
                                                   --------------------
                                                Three Months Ended July 31,
                                                   --------------------
                                                    1999          2000
                                                   ------        ------
Collection....................................       71.2%         42.8%
Landfill/Disposal Facilities..................        9.5          16.5
Transfer......................................        8.7           5.5
Recycling.....................................        6.1           8.1
Finished Products.............................        0.0           8.6
Brokerage.....................................        0.0          13.6
Other.........................................        4.5           4.9
                                                   ------        ------
Total Revenues................................      100.0%        100.0%
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

                                                  Percentage of Revenues
                                                   --------------------
                                                Three Months Ended July 31,
                                                   --------------------
                                                    1999          2000
                                                   ------        ------
Revenues                                            100.0%        100.0%

Cost of Operations                                   56.0          69.3
General and Administration                           14.0          11.1
Depreciation and Amortization                        13.9           9.1
Merger Related Costs                                  2.7           0.0
                                                   ------        ------
Operating Income                                     13.4          10.5

Interest Expense, net                                 2.9           6.3
Equity Loss on Investment                             0.0           0.2
Minority Interest                                     0.0           0.1
Other (Income)/Expense                               (0.1)         (0.1)
Provision for Income Taxes                            4.9           1.9
                                                   ------        ------
Net Income Before Discontinued Operations             5.7           2.1

Discontinued Operations                               0.2           0.0
                                                   ------        ------
Net Income                                            5.5           2.1
                                                   ======        ======
Adjusted EBITDA*                                     27.3          19.5
                                                   ======        ======

*  See discussion and computation of adjusted EBITDA below.

REVENUES:
Revenues increased $102.4 million, or 187.2% to $157.1 million in the quarter ended July 31, 2000 from $54.7 million in the quarter ended July 31, 1999. Approximately $97.4 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1999 and fiscal 2000, including KTI, which was acquired in December 1999. The balance of the increase of $5.0 million was attributable to internal volume and price growth, including the positive impact of higher average recyclable commodity prices in the current quarter compared to 1999.

COST OF OPERATIONS:
Cost of operations increased $78.2 million or 255.6% to $108.8 million in the quarter ended July 31, 2000 from $30.6 million in the quarter ended July 31, 1999. Cost of operations as a percentage of revenues increased to 69.3% in the quarter ended July 31, 2000 from 56.0% in the prior year. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 13.6% of the Company's revenues in the current quarter, versus 0% in the prior year. Additionally, the finished products line of business carries a much lower operating margin than the Company's core solid waste business operations.

GENERAL AND ADMINISTRATION:
General and administration expenses increased $9.8 million, or 128.0% to $17.4 million in the quarter ended July 31, 2000 from $7.6 million in the quarter ended July 31, 1999, but decreased as a percentage of revenues to 11.1% in the quarter ended July 31, 2000 from 14.0% in the quarter ended July 31, 1999. The decrease in general and administrative expenses as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry low general and administrative costs as a percentage of revenues (approximately 4%). The general and administrative cost savings from acquiring KTI also contributed to the lower general and administrative expenses as a percentage of revenues in fiscal 2000.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $6.8 million, or 89.2%, to $14.3 million in the quarter ended July 31, 2000 from $7.6 million in the quarter ended July 31, 1999. Depreciation and amortization expenses as a percentage of revenue decreased to 9.1% in the quarter ended July 31, 2000 from 13.9% in the quarter ended July 31, 1999. The decrease in depreciation and amortization expenses as a percentage of revenues resulted from the Company's acquisition of KTI. KTI operations carry lower depreciation expense as a percentage of revenues (approximately 7%) than the Company (approximately 14.0%).

MERGER-RELATED COSTS:
Merger-related costs are comprised of legal, engineering, accounting and other costs associated with the two poolings of interests transactions consummated during the quarter ended July 31, 1999. No pooling transactions were closed in the quarter ended July 31, 2000, resulting in a decrease of $1.5 million, or 2.7% as a percentage of revenues.

INTEREST EXPENSE, NET:
Net interest expense increased $8.3 million, or 518.3% to $9.9 million in the quarter ended July 31, 2000 from $1.6 million in the quarter ended July 31, 1999. Interest expense, as a percentage of revenues increased to 6.3% in the quarter ended July 31, 2000 from 2.9% in the quarter ended July 31, 1999. This increase is primarily attributable to three factors: (i) a higher average debt balance in the current fiscal quarter, versus last year; (ii) the Company closed a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 250 basis points; and (iii) the Company entered into new interest rate swap agreements that increased current rates in order to fix the interest rates on a portion of our debt.

EQUITY LOSS ON INVESTMENT:
This amount arises from the Company's investment in Oakhurst Company, Inc. of 35%, the initial interest in which was acquired as part of KTI. Oakhurst Company, Inc. owns 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also has a direct ownership in New Heights of 12.5%.

MINORITY INTEREST:
This amount represents the minority owners' interest in the Company's majority owned subsidiaries, Maine Energy Recovery Company LP, Penobscot Energy Recovery Company LP and American Ash Recycling of Tennessee, Ltd.

OTHER (INCOME)/EXPENSE:
Other (income)/expense remained constant at $(0.1) million in the quarter ended July 31, 2000 unchanged from $(0.1) million in the quarter ended July 31, 1999. The other expense in fiscal 2000 is primarily attributable to gains on sale of fixed assets.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased $0.2 million, or 8.8%, to $2.9 million in the quarter ended July 31, 2000 from $2.7 million in the quarter ended July 31, 1999, but as a percentage of revenues, decreased to 1.9% from 4.9%. The effective tax rate increased to 46.5% in the quarter ended July 31, 2000 from 45.8% in the quarter ended July 31, 1999. The increase is primarily due to the Company's increase in profitability in the first quarter of 2001. Additional factors causing the provision for income taxes, as a percentage of pre-tax income to vary, were the increase in nondeductible goodwill and the equity loss in Oakhurst, poolings of interest resulting in prior period restatements of entities not liable for federal income tax due to Subchapter S Status, as well as non-deductibility of merger costs that were incurred in 1999.

Liquidity and Capital Resources
-------------------------------

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had positive net working capital of $84.3 million and $79.6 million at April 30, 2000 and at July 31, 2000, respectively.

The Company has a $450 million revolving line of credit with a group of banks for which FleetBoston is acting as agent. This line of credit consists of a $300 million Senior Secured Revolving Credit Facility ("Revolver") and a $150 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were $54.1 million at July 31, 2000.

On June 28, 2000, the Company entered into an agreement with Berkshire Partners pursuant to which it agreed to sell Berkshire preferred stock, convertible into the Company's Class A Common Stock at $14.00 per share. The transaction closed August 11, 2000, when the Company received net proceeds of $55.2 million.

Net cash provided by operating activities amounted to $21.6 million for the quarter ended July 31, 2000 compared to $9.2 million for the same period of the prior fiscal year. The increase was primarily due to the increase in the Company's working capital, together with an increase in depreciation.

Net cash used in investing activities was $27.1 million for the three months ended July 31, 2000 compared to $19.7 million for the same period last year. The increase in investing activities reflects mainly the Company's capital needs for acquisitions and fixed asset additions, reflecting the Company's continued growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to increase further as the Company continues to complete acquisitions.

Net cash provided by financing activities was $12.2 million for the three months ended July 31, 2000 compared to $11.2 million for the same period of the prior fiscal year. These increases primarily reflect net borrowings on the Company's credit facility.

Seasonality
-----------

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

The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

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

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 beginning May 1, 2001. The Company has yet to quantify the impacts of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Adjusted EBITDA
---------------

Adjusted EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense less minority interest. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.


                                             Three Months Ended July 31,
                                               ----------------------
                                                     (Restated)
                                                 1999         2000
                                               ----------------------
Operating Income                               $   7,333    $  16,458
Depreciation and Amortization                      7,573       14,331
Minority Interest                                      0         (190)
                                               ---------    ---------
Adjusted EBITDA                                $  14,906    $  30,599
                                               =========    =========
EBITDA as a percentage of revenues                  27.3%        19.5%
                                               =========    =========


Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING KTI'S OPERATIONS AND ASSETS.

We acquired KTI on December 14, 1999. Since that time, we have experienced difficulties in integrating the operations of KTI and these difficulties have caused us to revise our publicly disclosed projections. There can be no assurance that we will not continue to experience difficulties in integrating KTI's operations effectively and that the acquisition will result in the synergies and other benefits anticipated by the two companies. Among other matters, in connection with the KTI acquisition we assumed certain obligations to finance and support a tire recycling joint venture. We cannot assure you that the joint venture will achieve projected financial results or not divert management resources.

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

WE MAY NOT BE SUCCESSFUL IN MAKING ACQUISITIONS, WHICH COULD AFFECT OUR FUTURE GROWTH.

Our strategy envisions that a substantial part of our future growth will come from making acquisitions. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy. In addition, due to the increased consolidation of the solid waste industry and our current size, we cannot assure you that we will be able to make acquisitions in the future at a rate consistent with our historical growth rate.

WE ARE DEPENDENT ON THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM.

We are highly dependent upon the services of the members of our senior management team, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. In addition, our future success depends on our continuing ability to identify, hire, train, motivate and retain highly trained personnel. We may be in default under our credit facility if both John Casella and James Bohlig cease to be employed by us.

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

Environmental and land use laws also can have an impact on whether our operations can expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept waste. The waste management industry has been and likely will continue to be subject to regulation, as well as to attempts to further regulate the industry through new legislation. Those regulations and laws also may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities profitably because of limits imposed under environmental laws, we may be required to increase our utilization of disposal facilities owned by third parties, and if so, our business, financial condition and results of operations could suffer a material adverse effect.

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

OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY CHANGING PRICES OR MARKET REQUIREMENTS FOR RECYCLABLE MATERIALS

Our results of operations may be materially adversely affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond our control. These changes have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Some of our subsidiaries involved in the recycling business use long-term supply contracts with customers with floor price arrangements to minimize the commodity risk for recyclable materials, particularly waste paper and aluminum metals. Under these contracts, our subsidiaries obtain a guaranteed minimum floor price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the minimum price. These contracts are generally with large domestic companies, which use the recyclable materials in their manufacturing processes. Any failure to continue to secure long-term supply contracts with minimum price arrangements, or a breach by customers of one or more of these contracts could reduce our recycling revenues and have a material adverse effect on our business, financial condition and results of operations.

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

The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

Since some of our operating and fixed costs remain constant throughout the fiscal year, our operating income is seasonally impacted. In addition, particularly harsh weather conditions could result in increased operating costs for some of our operations.

OUR BUSINESS IS GEOGRAPHICALLY CONCENTRATED AND IS THEREFORE SUBJECT TO REGIONAL ECONOMIC DOWNTURNS

Our operations and customers are principally located in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and severe weather conditions. In addition, as we expand in our existing markets, opportunities for growth within these regions will become more limited. The costs and time involved in permitting and the scarcity of available landfills will make it difficult for us to expand vertically in these markets. We cannot assure you that we will complete acquisitions in other markets to lessen our regional geographic concentration.

MAINE ENERGY MAY BE REQUIRED TO MAKE A PAYMENT IN CONNECTION WITH THE PAYOFF OF THE MAINE ENERGY BONDS WHICH EXCEEDS THE AMOUNT OF THE LIABILITY WE RECORDED IN CONNECTION WITH THE KTI ACQUISITION

Under the terms of the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy, Maine Energy may be required, following the date on which the bonds financing Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy to the respective municipalities party to that agreement. In connection with the acquisition of KTI, the Company estimated the fair market value of Maine Energy as of the date the bonds are assumed to be paid in full, and recorded a liability equal to 18% of such amount. We cannot assure you that our estimate of the fair market value of Maine Energy will prove to be accurate, and in the event we have underestimated the value of Maine Energy, we could be required to recognize unanticipated charges, in which case our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

ONE OF OUR SUBSIDIARIES SELLS ITS ENTIRE OUTPUT TO A FEW CUSTOMERS AND LACKS THE CAPACITY TO MEET ALL OF ITS COMMITMENTS

One of our subsidiaries operates three steam generating plants, one of which produces steam for a facility owned by E. I. du Pont de Nemours and Company under a five-year contract expiring on May 30, 2003. Du Pont has significantly reduced operations at this facility, and has the option to terminate the contract upon payment of a termination fee. The second plant produces steam for an industrial park. Approximately 85% of the steam produced by the plant is purchased by one customer under a contract that may not be terminated by the customer except for cause, and the balance is sold to ten customers under contracts, which provide that our subsidiary may elect not to supply steam. Currently, maximum contracted capacity for all customers for steam exceeds the maximum rated capacity of this plant. Actual demand, however, has not exceeded the maximum rated capacity. If actual demand grows, the plant may need to install equipment to respond to peak demands, as well as equipment, which may be necessary to allow the plant to meet stricter air quality standards, which may be adopted in the near future. The cost of this air quality equipment, not including the equipment necessary to respond to peak demands, is expected to be approximately $1.2 million. We have closed the third steam generating plant, which sold all of its output to a customer which has filed for bankruptcy. The termination of the contract with du Pont or any of the significant customers who purchase steam from our subsidiary or its subsidiary could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE NEGATIVELY AFFECTED IF WE INADEQUATELY ACCRUE FOR CLOSURE AND POST-CLOSURE COSTS

We have material financial obligations relating to closure and post-closure costs of our existing landfills and will have material financial obligations with respect to any disposal facilities, which we may own or operate in the future. In addition to the landfills we currently operate, we own four unlined landfills, which are not currently in operation. We have provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after final closure of a landfill. We cannot assure you that our financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on our business, financial condition and results of operations.

WE COULD BE PRECLUDED FROM ENTERING INTO CONTRACTS OR OBTAINING PERMITS IF WE ARE UNABLE TO OBTAIN THIRD PARTY FINANCIAL ASSURANCE TO SECURE OUR CONTRACTUAL OBLIGATIONS

Municipal solid waste collection and recycling contracts, obligations associated with landfill closure and post closure and the operation and closure of waste-to-energy facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon the contractor having adequate insurance coverage. Accordingly, our failure to obtain financial assurance bonds, letters of credit or other means of financial assurance or to maintain adequate insurance could have a material adverse effect on our business, financial condition and results of operations.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD EXCLUSIVELY BY JOHN
W. CASELLA AND DOUGLAS R. CASELLA

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At July 21, 2000, an aggregate of 988,200 shares of our

Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our president and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding at September 5, 2000, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 34.4% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

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

The Company's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arises from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The Grafton Superior Court ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least within 51 acres of NCES's 87-acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. If the Town were to prevail on appeal, the range of possible outcomes includes, without limitation, a new trial, closure of the landfill, or remediation (i.e., removal) of Stage II, Phase II. A separate appeal by two citizens groups of the construction and operating approvals issued by the New Hampshire Department of Environmental Services to NCES for Stage II, Phase II has been stayed by the New Hampshire Waste Management Council pending the resolution of the appeal before the Supreme Court

On or about December 7, 1999, Earth Waste Systems, Inc., Kevin Elnicki and Frank Elnicki filed a civil lawsuit against the Company, two of the Company's officers and directors, and a former employee in Vermont State Court, Rutland County. The plaintiffs allege that the Company and the individual defendants breached contractual obligations and engaged in other wrongdoing related to, among other things, a now terminated scrap metal agreement. Plaintiffs are seeking monetary damages, including punitive damages, in an unspecified amount. On May 12, 2000, the Company filed a motion to dismiss the case on jurisdictional grounds, on which the Court has not yet ruled. The Company believes it has meritorious defenses to this lawsuit.

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

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and three of KTI's principal officers, Ross Pirasteh, Martin J. Sergi, and Paul A. Garret. The complaint purported to be behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The Complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint on behalf of all the defendants on July 21, 2000.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business.

The Company offers no prediction of the outcome of any of the proceedings described above.


ITEM 2.      CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

On August 11, 2000, the Company completed the sale of 55,750 shares of its Series A Convertible Preferred Stock ("the "Series A Preferred Stock") for approximately $55.2 million of net proceeds. The Company sold the Series A Preferred Stock pursuant to that certain Preferred Stock Purchase Agreement, dated as of June 28, 2000, by and among the Company and the Purchasers identified therein (the "Agreement").

Each share of Series A Preferred Stock issued in the transaction is convertible, at any time and from time to time, into shares of the Company's Class A Common Stock, at an initial conversion price of $14 per share. The conversion price is subject to adjustment if the Company (i) subdivides its common stock by effecting a stock split or stock dividend, or (ii) subject to certain exceptions, issues or sells additional shares of common stock or securities convertible into common stock for less than $14 per share. The Series A Preferred Stock accrues preferential dividends daily and on a cumulative basis at an annual rate of five percent (5%) of its liquidation value, as defined in the Agreement, payable quarterly in arrears in additional shares of Series A Preferred Stock through August 11, 2003 and thereafter, at the option of the Company, in either cash or additional shares of Series A Preferred Stock. At any time on or after the occurrence of a change of control and for a period of 30 days thereafter, holders of Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their stock at a redemption price equal to its liquidation value. All outstanding shares of Series A Preferred Stock are subject to mandatory redemption by the Company on August 11, 2007 pursuant to the terms of the Agreement.

The Purchasers are entitled to nominate one person who shall be included among the Company's nominees for election to the Board of Directors as the Purchaser Director for so long as they hold at least 20% of the Class A Common Stock issued or issuable upon conversion of the Preferred Shares (the "Underlying Common Stock") and, so long as they own at least 20% of the Preferred Shares, the Purchasers shall have the right to designate one person to serve as Purchaser Observer. The holders of the Preferred Shares also are entitled to vote, as a class, with holders of common stock on each matter submitted to a vote of the Company's stockholders. Each share of Series A Convertible Preferred Stock has a number of votes equal to the number of shares of Class A Common Stock issuable upon conversion of a share of Series A Convertible Preferred Stock.

Pursuant to the terms of the Agreement, the Company filed a Certificate of Designation with the Secretary of State of Delaware, creating the Series A Convertible Preferred Stock.

Sales of Unregistered Securities

See the disclosure under the immediately preceding heading ("Changes in Rights and Classes of Stock"). The shares were offered and issued in reliance upon the exemption from registration set forth in Rule 506 of the Securities Act and, in the alternative, under the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

ITEM 3.      DEFAULTS ON SENIOR SECURITIES

None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.      OTHER INFORMATION

None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             27.1   Financial Data Schedule for Period Ended July 31, 2000

             27.2   Restated Financial Data Schedule for Period Ended
                    July 31, 1999

(b)          Reports on Form 8-K:

On July 6, 2000, the Company filed a Report on Form 8-K announcing a preferred stock purchase agreement with Berkshire Partners of Boston, Massachusetts and attaching the press release issued in conjunction with such agreement.

On August 18, 2000, the Company filed a report on Form 8-K announcing the closing of the preferred stock transaction and attaching various agreements and other documents delivered in connection with the closing.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Casella Waste Systems, Inc.


Date: September 13, 1999                By: /s/ Jerry Cifor
                                            ---------------------------
                                            Jerry Cifor
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)