Form 10-Q
period 2000-10-31
CASELLA WASTE SYSTEMS INC
filed 2000-12-13
CIK 911177

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

                 For the quarterly period ended October 31, 2000

                                       OR

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 7, 2000:

         Class A Common Stock       22,176,473
         Class B Common Stock          988,200

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except per share amounts)




                                                                 April 30,      October 31,
                                     ASSETS                        2000            2000
                                     ------                     ----------      ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                     $    8,864      $   16,230
  Restricted Cash                                                   17,609          19,142
  Accounts Receivable - Trade, net of allowance
     for doubtful accounts of $6,247 and $6,144                     79,666          85,454
  Accounts Receivable - Other                                       14,429            --
  Accounts Receivable - New Heights                                  1,054           6,872
  Notes Receivable - Officers/Employees                              2,095           1,660
  Prepaid Expenses                                                   5,929           6,512
  Inventory                                                         10,986           8,754
  Investments                                                        5,156          10,584
  Deferred Income Taxes                                             12,730          10,678
  Other Current Assets                                              10,299          10,684
                                                                ----------      ----------

  Total Current Assets                                             168,817         176,570
                                                                ----------      ----------

Property, Plant and Equipment, net of accumulated
     depreciation and amortization of $97,152 and $117,361         379,086         387,294
Intangible Assets, net                                             294,283         306,363
Restricted Cash                                                     10,881          10,930
Investment in OCI/ New Heights                                      14,077          18,120
Investment in U.S. GreenFiber JV                                      --            16,390
Other Non-Current Assets                                             5,033           4,470
                                                                ----------      ----------

                                                                   703,360         743,567
                                                                ----------      ----------

                                                                $  872,177      $  920,137
                                                                ==========      ==========




The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 LIABILITIES AND                          April 30,       October 31,
                              STOCKHOLDERS' EQUITY                          2000             2000
                              --------------------                       ----------       ----------
CURRENT LIABILITIES:
     Current Maturities of Long-Term Debt                                $    8,367       $    8,733
     Current Maturities of Capital Lease Obligations                            788              661
     Accounts Payable                                                        43,335           41,197
     Accrued Payroll and Related Expenses                                     5,536            3,825
     Accrued Interest                                                         3,994            7,103
     Accrued Income Taxes                                                     3,766            4,093
     Accrued Closure and Post-Closure Costs,
       Current Portion                                                          259              130
     Deferred Revenue                                                         3,317            5,258
     Other Current Liabilities                                               15,153           12,395
                                                                         ----------       ----------
     Total Current Liabilities                                               84,515           83,395
                                                                         ----------       ----------
Long-Term Debt, Less Current Maturities                                     440,804          418,977
                                                                         ----------       ----------
Capital Lease Obligations, Less Current Maturities                            3,748            5,500
                                                                         ----------       ----------
Deferred Income Taxes                                                        30,948           32,914
                                                                         ----------       ----------
Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                                    12,017           14,628
                                                                         ----------       ----------
Minority Interests                                                           16,378           17,543
                                                                         ----------       ----------
Other Long-Term Liabilities                                                   9,049            8,984
                                                                         ----------       ----------

COMMITMENTS AND CONTINGENCIES

Series A Redeemable Convertible Preferred Stock, 55,750 Shares
     Authorized, Issued and Outstanding, Liquidation
     Preference of $1,000 per Share                                            --             56,338

STOCKHOLDERS' EQUITY

     Class A Common Stock -
        Authorized - 100,000 Shares, $0.01 par value Issued and
        Outstanding - 22,215 and 22,186 Shares as of April 30, 2000
        and October, 31 2000, respectively                                      222              222
     Class B Common Stock -
        Authorized - 1,000 Shares, $0.01 par value 10 Votes per
        Share, Issued and Outstanding - 988                                      10               10
     Accumulated Other Comprehensive Income/(Loss)                             (305)           2,923
     Additional Paid-In Capital                                             270,655          270,886
     Retained Earnings                                                        4,136            7,818
                                                                         ----------       ----------
     Total Stockholders' Equity                                             274,718          281,859
                                                                         ----------       ----------
                                                                         $  872,177       $  920,137
                                                                         ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       Three Months Ended                Six Months Ended
                                                  -------------------------------------------------------------
                                                  October 31,      October 31,      October 31,      October 31,
                                                     1999             2000             1999             2000
                                                  (Restated)                        (Restated)
                                                  ----------       ----------       ----------       ----------

Revenues                                          $   55,748       $  139,258       $  110,424       $  296,325
                                                  ----------       ----------       ----------       ----------

Operating Expenses:
    Cost of Operations                                30,739           93,346           61,373          202,193
    General and Administrative                         7,237           17,278           14,881           34,709
    Depreciation and Amortization                      7,996           14,381           15,570           28,712
    Merger Related Costs                                --               --              1,490             --
                                                  ----------       ----------       ----------       ----------

                                                      45,972          125,005           93,314          265,614
                                                  ----------       ----------       ----------       ----------

Operating Income                                       9,776           14,253           17,110           30,711
                                                  ----------       ----------       ----------       ----------

Other (Income)/Expenses, net:
    Interest Income                                     (244)            (706)            (317)          (1,347)
    Interest Expense                                   1,978           10,517            3,753           21,069
    Equity in Loss of OCI/New Heights                   --                448             --                746
    Equity in Loss of U.S. GreenFiber JV                --                434             --                434
    Minority Interest                                   --                472             --                662
    Other (Income)/Expenses, net                        (574)              56             (731)             (89)
                                                  ----------       ----------       ----------       ----------

Other Expenses, net                                    1,160           11,221            2,705           21,475
                                                  ----------       ----------       ----------       ----------

Income from Continuing Operations Before
    Income Taxes and Discontinued Operations           8,616            3,032           14,405            9,236
Provision for Income Taxes                             3,648            2,080            6,300            4,965
                                                  ----------       ----------       ----------       ----------

Net Income from Continuing Operations Before
    Discontinued Operations                            4,968              952            8,105            4,271
                                                  ----------       ----------       ----------       ----------

Loss from Discontinued Operations,
    net of Income Taxes                                  (96)            --               (191)            --
                                                  ----------       ----------       ----------       ----------

Net Income                                             4,872              952            7,914            4,271

    Preferred Stock Dividend                            --                588             --                588
                                                  ==========       ==========       ==========       ==========

Net income available to Common Shareholders            4,872              364            7,914            3,683
                                                  ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)





                                                       Three Months Ended                Six Months Ended
                                                  -------------------------------------------------------------
                                                  October 31,      October 31,      October 31,      October 31,
                                                     1999             2000             1999             2000
                                                  (Restated)                        (Restated)
                                                  ----------       ----------       ----------       ----------
 Earnings Per Share:
 Basic:
    Income from Continuing Operations Before
        Discontinued Operations                   $     0.31       $     0.02       $     0.50       $     0.16

    Loss from Discontinued Operations             $    (0.01)      $     --         $    (0.01)      $     --
                                                  ----------       ----------       ----------       ----------

    Net Income per Common Share                   $     0.30       $     0.02       $     0.49       $     0.16
                                                  ==========       ==========       ==========       ==========

    Basic Weighted Average Common Shares
        Outstanding                                   16,037           23,177           16,008           23,194
                                                  ==========       ==========       ==========       ==========

Diluted:
    Income from Continuing Operations Before
        Discontinued Operations                   $     0.31       $     0.01       $     0.49       $     0.15

    Loss from Discontinued Operations             $    (0.01)      $     --         $    (0.01)      $     --
                                                  ----------       ----------       ----------       ----------

    Net Income per Common Share                   $     0.30       $     0.01       $     0.48       $     0.15
                                                  ==========       ==========       ==========       ==========

    Diluted Weighted Average Common Shares
        Outstanding                                   16,474           23,699           16,545           23,846
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                      ---------------------------
                                                                      October 31,      October 31,
                                                                         1999             2000
                                                                      (Restated)
                                                                      ----------       ----------
Cash Flows from Operating Activities:
    Net Income                                                        $    7,914       $    4,271
                                                                      ----------       ----------
    Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities -
    Depreciation and Amortization                                         15,570           28,712
    Loss from Discontinued Operations                                        191             --
    Equity Losses in Unconsolidated Subsidiaries                            --              1,180
    Gain on Sale of Equipment                                               (246)            (141)
    Non Cash Directors Compensation                                         --                 30
    Minority Interest                                                       --                662
    Changes in Assets and Liabilities, net of
       Effects of Acquisitions -
           Accounts Receivable                                            (8,513)         (12,515)
           Accounts Payable                                                 (557)            (948)
           Other Current Assets and Liabilities                            9,780              256
                                                                      ----------       ----------
                                                                          16,225           17,236
                                                                      ----------       ----------
                       Net Cash Provided by Operating Activities          24,139           21,507
                                                                      ----------       ----------

Cash Flows from Investing Activities:
    Acquisitions, Net of Cash Acquired                                   (11,810)          (7,811)
    Additions to Property and Equipment                                  (36,527)         (40,032)
    Proceeds from Sale of Equipment                                          704            1,620
    Advances to Unconsolidated Subsidiaries                                 --             (5,789)
    Other                                                                 (2,946)           1,706
                                                                      ----------       ----------
                       Net Cash Used in Investing Activities             (50,579)         (50,306)
                                                                      ----------       ----------

Cash Flows from Financing Activities:
    Proceeds from Long-Term Borrowings                                    38,123           28,764
    Principal Payments on Long-Term Debt                                 (11,754)         (48,599)
    Proceeds from Exercise of Stock Options                                 --                 26
    Proceeds from Equity Transactions of Majority - Owned Subsidiary        --              1,145
    Proceeds from Issuance of Common Stock                                   672               88
    Proceeds from the Issuance of Series A
      Redeemable Convertible Preferred Stock                                --             54,741
                                                                      ----------       ----------
                       Net Cash Provided by Financing Activities          27,041           36,165
                                                                      ----------       ----------

Net Increase in Cash and Cash Equivalents                                    601            7,366
Cash and Cash Equivalents, Beginning of Period                             4,232            8,864
                                                                      ----------       ----------
Cash and Cash Equivalents, End of Period                              $    4,833       $   16,230
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)





                                                                             Six Months Ended
                                                                        ---------------------------
                                                                        October 31,      October 31,
                                                                           1999             2000
                                                                        (Restated)
                                                                        ----------       ----------


Supplemental Disclosures of Cash Flow Information:
    Cash Paid During the Period for -
           Interest                                                     $    3,441       $   17,960
                                                                        ==========       ==========
           Income Taxes                                                 $     --         $    4,638
                                                                        ==========       ==========


Supplemental Disclosures of Non-Cash Investing
 and Financing Activities:
    Summary of Entities Acquired in Purchase Business Combinations
           Fair Market Value of Assets Acquired                         $   12,687       $   21,078
           Notes Receivable Exchanged for Assets                              --            (13,263)
           Cash Paid, net                                                  (11,810)          (7,811)
                                                                        ----------       ----------


                       Liabilities Assumed                              $      877       $        4
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

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 2000 and October 31, 2000, the consolidated statements of operations for the three and six months ended October 31, 1999 and 2000 and the condensed consolidated statements of cash flows for the six months ended October 31, 1999 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The Company has restated the previously issued consolidated statements of operations for the three and six months ended October 31, 1999 and the condensed consolidated statement of cash flows for the six months ended October 31, 1999 to reflect the effects of discontinued operations. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2000. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.    BUSINESS COMBINATIONS

During the six months ended October 31, 2000, the Company acquired 11 solid waste hauling operations in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $7.8 million in cash to sellers and the partial settlement of a receivable in the amount of $13.3 million. The operating results of these businesses are included in the Consolidated Statements of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 1999.

                                              Six Months Ended     Six Months Ended
                                              October 31, 1999     October 31, 2000
                                              ----------------     ----------------
Revenues                                         $  214,019           $  298,364
                                                 ==========           ==========
Operating Income                                 $   15,133           $   31,068
                                                 ==========           ==========
Net Income, continuing operations                $    4,371           $    4,314
                                                 ==========           ==========
Preferred Stock Dividend                         $     --             $      588
                                                 ==========           ==========
Net Income available to Common Shareholders      $    4,371           $    3,726
                                                 ==========           ==========
Diluted Income per Share                         $     0.18           $     0.16
                                                 ==========           ==========
Weighted Average Diluted Shares Outstanding          23,697               23,846
                                                 ==========           ==========

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

Effective August 1, 2000, the Company and Louisiana-Pacific Corp. combined their respective cellulose insulation businesses into an equally owned joint venture. The Company contributed the operating assets of its cellulose insulation manufacturing business (with an aggregate book value of $15.9 million) to the new company, known as U. S. GreenFiber LLC. The Company accounts for its 50% interest using the equity basis.

2.    COMMITMENTS AND CONTINGENCIES

Newbury Waste Management, Inc., a wholly owned subsidiary, owned and operated a landfill that was capped and closed in 1993. The Agency of Natural Resources for the State of Vermont ("ANR") has directed the Company to install a synthetic cap on the Newbury landfill. The Company disagrees with the ANR's position. If the Company is required to install the synthetic cap, its cost is estimated to be $750,000.

The Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

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

4.    SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 11, 2000, the Company issued 55,750 shares of Series A Redeemable Convertible Preferred Stock for $1,000 per share. These shares are convertible into Class A common Stock, at the option of the Holder, at $14 per share. Dividends are payable quarterly at a rate of 5%; for the first three years, such dividends are payable in Series A Preferred Stock, after which date the dividends may be paid in cash at the Company's option. The Company has the option to redeem the preferred stock for cash any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh Anniversary date at liquidation value, plus accrued but unpaid dividends, if any.

5.    EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at October 31 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and potentially dilutive common shares outstanding for the respective three month and six month periods for the purpose of calculating basic and dilutive earnings per common share:

                                                     Three Months Ended           Six Months Ended
                                                        October 31,                  October 31,
                                                  -----------------------      -----------------------
                                                    1999           2000          1999           2000
                                                  --------       --------      --------       --------
Number of Shares Outstanding, End of Period:
Class A Common Stock                                15,056         22,186        15,056         22,186
Class B Common Stock                                   988            988           988            988
Effect of Weighted Average shares
Outstanding during period                               (7)             3           (36)            20
                                                  --------       --------      --------       --------

Basic Shares Outstanding                            16,037         23,177        16,008         23,194

Impact of Potentially Dilutive Securities
                                                       437            522           537            652
                                                  --------       --------      --------       --------

Diluted Shares Outstanding                          16,474         23,699        16,545         23,846
                                                  --------       --------      --------       --------

For the three and six months ended October 31, 2000, options to purchase 7,365 and 5,699 common shares, respectively, were excluded from the calculation of potentially dilutive securities because their impact was anti-dilutive. The potential impact of the Series A Redeemable Convertible Preferred Stock was excluded for the same reason.

6.    SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western, Residential Recycling, Commercial Recycling, Tires, Energy and Waste Processing and Cellulose, effective August 1, 2000. At that date, the Company eliminated the Finished Products segment, created a new segment, Tires and added the power generation assets, wood recycling and plastics brokerage businesses to the Energy and Waste Processing segments, while the New Heights operations and the Canadian tire recycling business were moved into Tires, together with Casella Tires, formerly included in the Eastern segment. The Finished Products segment comprised U. S. Fibers. and Plastics operations. The latter are treated now as assets held for sale. Effective August 1, 2000, the Company contributed its U.
S. Fibers subsidiary to a joint venture with Louisiana-Pacific Corp., known as U.S. GreenFiber LLC. The new entity will supply cellulose insulation to existing residential construction, retail and manufactured housing supply channels.

The Company's revenues in the Eastern, Central and Western segments are derived mainly from the collection, transfer, recycling and disposal of non-hazardous solid waste. Disposal includes waste-to-energy plants. The Company's revenues in the Residential Recycling, Commercial Recycling and Energy and Waste Processing segments are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products using recycled materials. The Tires' revenues arise from the integrated recycling of tires, including collection, processing and marketing of the end products, including crumb rubber and tire derived fuel. Cellulose Insulation consists of U. S. Fibers' activity for the first quarter and the Company's equity interest in GreenFibers for the second quarter of fiscal 2001. Any other activities in which the Company is engaged are not material to the total results of operations of the Company; these activities are reflected within the reporting structure outlined above.

                                                                   Residential   Commercial
                           Eastern       Central       Western      Recycling     Recycling       Tires
                          --------      --------      --------      --------      --------      --------
Three Months Ended October 31, 2000

Outside Revenue           $ 43,611      $ 26,797      $ 18,237      $  9,437      $ 25,479      $  3,635
                          ========      ========      ========      ========      ========      ========
Intersegment Revenue      $ 10,884      $ 10,836      $  4,101      $  5,115      $  7,505      $     13
                          ========      ========      ========      ========      ========      ========
Net Income/(Loss)         $    730      $  4,899      $  1,216      $    370      $   (615)     $ (1,310)
                          ========      ========      ========      ========      ========      ========
Total Assets              $400,138      $136,399      $123,189      $ 66,580      $ 40,102      $ 37,294
                          ========      ========      ========      ========      ========      ========

                                        Energy &
                                          Waste      Cellulose
                                       Processing    Insulation    Corporate    Eliminations      Total
                                        --------      --------      --------      --------      --------
Outside Revenue                         $  8,186      $    --       $  3,961      $    (85)     $139,258
                                        ========      ========      ========      ========      ========
Intersegment Revenue                    $     67      $    --       $    --       $(38,521)     $    --
                                        ========      ========      ========      ========      ========
Net Income/(Loss)                       $   (603)     $   (482)     $ (3,260)     $      7      $    952
                                        ========      ========      ========      ========      ========
Total Assets                            $ 60,513      $ 16,390      $ 47,966      $ (8,434)     $920,137
                                        ========      ========      ========      ========      ========

                                                                   Residential   Commercial
                           Eastern       Central       Western      Recycling     Recycling       Tires
                          --------      --------      --------      --------      --------      --------
Three Months Ended October 31, 1999

Outside Revenue           $  9,989      $ 26,724      $ 18,374      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========
Intersegment Revenue      $    733      $ 11,083      $  3,503      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========
Net Income/(Loss)         $  1,117      $  6,163      $  2,020      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========
Total Assets              $ 54,773      $133,395      $112,025      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========


                                        Energy &
                                          Waste      Cellulose
                                       Processing    Insulation    Corporate    Eliminations      Total
                                        --------      --------      --------      --------      --------
Outside Revenue                         $    --       $    --       $    661      $    --       $ 55,748
                                        ========      ========      ========      ========      ========
Intersegment Revenue                    $    --       $    --       $    --       $(15,319)     $    --
                                        ========      ========      ========      ========      ========
Net Income/(Loss)                       $    --       $    --       $ (4,428)     $    --       $  4,872
                                        ========      ========      ========      ========      ========
Total Assets                            $    --       $    --       $ 25,178      $    --       $325,371
                                        ========      ========      ========      ========      ========


                                                                   Residential   Commercial
                           Eastern       Central       Western      Recycling     Recycling       Tires
                          --------      --------      --------      --------      --------      --------
Six Months Ended October 31, 2000

Outside Revenue           $ 85,879      $ 53,721      $ 35,142      $ 19,003      $ 60,675      $  7,233
                          ========      ========      ========      ========      ========      ========
Intersegment Revenue      $ 21,755      $ 20,918      $  7,700      $ 11,458      $ 16,907      $     54
                          ========      ========      ========      ========      ========      ========
Net Income/(Loss)         $  1,807      $  9,331      $  2,605      $  1,216      $   (209)     $ (2,097)
                          ========      ========      ========      ========      ========      ========
Total Assets              $400,138      $136,399      $123,189      $ 66,580      $ 40,102      $ 37,294
                          ========      ========      ========      ========      ========      ========



                                        Energy &
                                          Waste      Cellulose
                                       Processing    Insulation    Corporate    Eliminations      Total
                                        --------      --------      --------      --------      --------
Outside Revenue                         $ 18,375      $  8,764      $  7,161      $    372      $296,325
                                        ========      ========      ========      ========      ========
Intersegment Revenue                    $    137      $    --       $    556      $(79,485)     $    --
                                        ========      ========      ========      ========      ========
Net Income/(Loss)                       $    258      $ (1,959)     $ (6,797)     $    116      $  4,271
                                        ========      ========      ========      ========      ========
Total Assets                            $ 60,513      $ 16,390      $ 47,966      $ (8,434)     $920,137
                                        ========      ========      ========      ========      ========



                                                                   Residential   Commercial
                           Eastern       Central       Western      Recycling     Recycling       Tires
                          --------      --------      --------      --------      --------      --------
Six Months Ended October 31, 1999

Outside Revenue           $ 19,539      $ 52,938      $ 37,193      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========
Intersegment Revenue      $  1,527      $ 19,937      $  7,008      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========
Net Income/(Loss)         $  2,191      $  9,201      $  3,272      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========
Total Assets              $ 54,773      $133,395      $112,025      $    --       $    --       $    --
                          ========      ========      ========      ========      ========      ========



                                        Energy &
                                          Waste      Cellulose
                                       Processing    Insulation    Corporate    Eliminations      Total
                                        --------      --------      --------      --------      --------

Outside Revenue                         $    --       $   --        $    754      $    --       $110,424
                                        ========      ========      ========      ========      ========
Intersegment Revenue                    $    --       $   --        $    --       $(28,472)     $    --
                                        ========      ========      ========      ========      ========
Net Income/(Loss)                       $    --       $   --        $ (6,750)     $    --       $  7,914
                                        ========      ========      ========      ========      ========
Total Assets                            $    --       $   --        $ 25,178      $    --       $325,371
                                        ========      ========      ========      ========      ========

7.    RECLASSIFICATION

Certain amounts for the prior period have been reclassified to conform to the presentation adopted in the current year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. (" the Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generates steam and manufactures finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard both processed at its facilities as well as recyclables purchased from third parties. The Company generates electricity under its contracts with its two majority owned subsidiaries, Maine Energy Recovery Company LP ("Maine Energy") and Penobscot Energy Recovery Company LP ("PERC"), and through its wholly owned subsidiary, Timber Energy Recovery, Inc. ("TERI"). The Company also recycles tires and markets crumb rubber and tire derived fuel.

As of December 7, 2000, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 45 recycling processing facilities, 40 solid and liquid waste collection divisions, 5 power generation facilities, seven tire recycling facilities, as well as its interest in another tire processing and power generation facility, and its interest in a cellulose insulation joint venture.

From May 1, 1999 through April 30, 2000, the Company acquired 38 solid waste collection, transfer and disposal operations, as well as KTI, Inc. ("KTI") in December 1999. Between May 1, 2000 and October 31, 2000, the Company acquired an additional 11 such businesses, all of which were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been consolidated from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

This Form 10-Q and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and section 21E of the Securities Exchange Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled "Certain Factors That May Affect Future Results". The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

General
-------
The Company's revenues are attributable primarily to fees charged to customers for solid waste collection and disposal, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill, waste- to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of these customers are under one to three-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues include the sale of recyclable commodities, operating and maintenance contracts of recycling facilities for municipal customers, recyclable brokering operations and revenue from the sale of crumb rubber and tire derived fuel. The Company, as a result of the KTI acquisition, additionally provides other integrated waste handling services, including the processing and recycling of tires, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products, including crumb rubber and cellulose insulation. Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, U. S. GreenFiber LLP, and accordingly, recognized half of the joint venture's loss from that date forward. The Company operates these non-core businesses under four reportable segments: Residential Recycling, Commercial Recycling, Tires and Energy and Waste processing. These segments are reflected in the Company's revenues as follows: Residential Recycling is reflected under "recycling", Commercial Recycling is reflected under "recycling and "brokerage", Tires is reflected under its own line of business, and the equity interest in New Heights is disclosed separately. Waste-to-energy is reported under "disposal," but biofuel power generation is included under "Other." The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

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

                                 Three Months Ended        Six Months Ended
                                    October 31,               October 31,
                                 1999         2000         1999         2000
                                ------       ------       ------       ------
Collection                        69.8%        40.1%        70.6%        36.8%
Landfill/ Disposal Facilities      8.4         16.3          8.5         14.7
Transfer                           6.8          5.2          6.4          4.9
Recycling                         10.1         23.7          9.8         23.7
Tires                              0.0          2.6          0.0          2.4
Brokerage                          0.0          6.0          0.0          7.9
Other                              4.9          6.1          4.7          9.6
                                ------       ------       ------       ------
Total Revenue                    100.0%       100.0%       100.0%       100.0%
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

Depreciation and amortization expense includes depreciation of plant and equipment over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight-line method. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a zero net book value, and does not apply a salvage value to any of its fixed assets.

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

                                  Three Months Ended         Six Months Ended
                                      October 31,               October 31,
                                  1999          2000        1999          2000
                                 ------        ------      ------        ------
Revenues                          100.0%        100.0%      100.0%        100.0%

Cost of Operations                 55.2          67.1        55.6          68.2
General and Administrative         13.0          12.4        13.5          11.7
Depreciation and Amortization      14.3          10.3        14.1           9.7
Merger Related Costs                0.0           0.0         1.3           0.0
                                 ------        ------      ------        ------
Operating Income                   17.5          10.2        15.5          10.4

Interest Expense, net               3.1           7.0         3.1           6.7
Equity Loss on Investments          0.0           0.3         0.0           0.3
Minority Interest                   0.0           0.3         0.0           0.2
Other (Income)/Expense             (1.0)          0.4        (0.7)          0.1
Provision for Income Taxes          6.5           1.5         5.8           1.7
                                 ------        ------      ------        ------
Net Income Before Discontinued
  Operations                        8.9           0.7         7.3           1.4

Discontinued Operations             0.2           0.0         0.2           0.0
                                 ------        ------      ------        ------

Net Income                          8.7%          0.7%        7.1%          1.4%
                                 ======        ======      ======        ======

Adjusted EBITDA*                   31.9%         20.2%       29.6%         19.8%
                                 ======        ======      ======        ======

*  See discussion and computation of adjusted EBITDA below.

Three Months Ended October 31, 2000:

REVENUES:
Revenues increased $83.5 million, or 149.8% to $139.3 million in the quarter ended October 31, 2000 from $55.7 million in the quarter ended October 31, 1999. Approximately $79.6 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1999 and fiscal 2000, including KTI, which was acquired in December 1999. The balance of the increase of $4.0 million was attributable to internal volume and price growth, partially offset by lower average recyclable commodity prices in the current quarter compared to 1999. These increases were further offset by lower volumes into SERF landfill, arising from delays in the resolution of legal disputes related to the granting of construction permits.

COST OF OPERATIONS:
Cost of operations increased $62.6 million or 203.7% to $93.4 million in the quarter ended October 31, 2000 from $30.7 million in the quarter ended October 31, 1999. Cost of operations as a percentage of revenues increased to 67.1% in the quarter ended October 31, 2000 from 55.2% in the prior year. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 6.0% of the Company's revenues in the current quarter, versus 0% in the prior year. Additionally, the finished products line of business carries a much lower operating margin than the Company's core solid waste business operations. The Eastern Massachusetts market suffered from higher integration costs than expected, while the Tires business incurred start up expenses to support the development of this line of business.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased $10.0 million, or 138.8% to $17.3 million in the quarter ended October 31, 2000 from $7.2 million in the quarter ended October 31, 1999, but decreased as a percentage of revenues to 12.4% in the quarter ended October 31, 2000 from 13.0% in the quarter ended October 31, 1999. The decrease in general and administrative expenses as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry low general and administrative costs as a percentage of revenues (approximately 4%). The general and administrative cost savings from acquiring KTI also contributed to the lower general and administrative expenses as a percentage of revenues in fiscal 2001. These savings were partially offset by unanticipated legal fees on outstanding litigation against KTI, which the Company assumed in connection with the acquisition of KTI.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $6.4 million, or 79.9%, to $14.4 million in the quarter ended October 31, 2000 from $8.0 million in the quarter ended October 31, 1999. Depreciation and amortization expenses as a percentage of revenue decreased to 10.3% in the quarter ended October 31, 2000 from 14.3% in the quarter ended October 31, 1999. The decrease in depreciation and amortization expenses as a percentage of revenues resulted from the Company's acquisition of KTI. KTI operations carry lower depreciation expense as a percentage of revenues (approximately 7%) than the Company's core solid waste assets (approximately 14.0%).

INTEREST EXPENSE, NET:
Net interest expense increased $8.1 million, or 465.8% to $9.8 million in the quarter ended October 31, 2000 from $1.7 million in the quarter ended October 31, 1999. Interest expense, as a percentage of revenues, increased to 7.0% in the quarter ended October 31, 2000 from 3.1% in the quarter ended October 31, 1999. This increase is primarily attributable to three factors: (i) a higher average debt balance in the current fiscal quarter, versus last year; (ii) the Company closed a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 250 basis points; and (iii) the Company entered into new interest rate swap agreements that increased current rates in order to fix the interest rates on a portion of the debt.

EQUITY LOSSES ON INVESTMENTS:
These amounts arise from the Company's 35% ownership of Oakhurst Company, Inc., which was acquired as part of KTI. Oakhurst Company, Inc. owns 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also has a direct ownership in New Heights of 12.5%. The New Heights' loss in the second quarter of fiscal 2001 was primarily due to the start up costs associated with several operations under development. In addition, the Company has a 50% interest in GreenFiber effective August 1, 2000. The Company's share of GreenFiber's loss in the current period was largely due to the transition costs incurred in setting up the new business and beginning the closure of redundant plants.

MINORITY INTEREST:
This amount represents the minority owners' interest in the Company's majority owned subsidiaries, Maine Energy Recovery Company LP, Penobscot Energy Recovery Company LP and American Ash Recycling of Tennessee, Ltd.

OTHER (INCOME)/EXPENSE:
Other (income)/expense increased to $0.1 million expense in the quarter ended October 31, 2000 from $(0.6) million revenue in the quarter ended October 31, 1999. The other income in fiscal 2000 is primarily attributable to gains on sale of fixed assets, while losses on sale were incurred in 2001.

PROVISION FOR INCOME TAXES:
Provision for income taxes decreased $1.6 million, or 43.0%, to $2.1 million in the quarter ended October 31, 2000 from $3.6 million in the quarter ended October 31, 1999, and as a percentage of revenues, decreased to 1.5% from 6.5%. The effective tax rate increased to 68.6% in the quarter ended October 31, 2000 from 42.3% in the quarter ended October 31, 1999. The increase is primarily due to the Company's decrease in profitability in the second quarter of 2001 and the lower income before taxes forecast for the remainder of the year, combining for a "catch up "effect in the quarter. The Company has a high effective tax rate, mainly due to the non-deductibility of goodwill and the equity loss in Oakhurst. The impact of these items becomes larger, as the Company's earnings decrease.

Six Months Ended October 31, 2000:

REVENUES:
Revenues increased $185.9 million, or 168.4% to $296.3 million in the six months ended October 31, 2000 from $110.4 million in the six months ended October 31, 1999. Approximately $177.0 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1999 and fiscal 2000, including KTI, which was acquired in December 1999. The balance of the increase of $8.9 million was attributable to internal volume and price growth, including the net positive impact of higher average recyclable commodity prices in the current six months compared to the same period last year.

COST OF OPERATIONS:
Cost of operations increased $140.8 million or 229.5% to $202.2 million in the six months ended October 31, 2000 from $61.4 million in the six months ended October 31, 1999. Cost of operations as a percentage of revenues increased to 68.2% in the six months ended October 31, 2000 from 55.6% in the prior year. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 7.9% of the Company's revenues in the current six months, versus 0% in the prior year. Additionally, the finished products line of business carries a much lower operating margin than the Company's core solid waste business operations. The Eastern Massachusetts market suffered from higher integration costs than expected, while the Tires business is incurring start up expenses to support the development of this line of business.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased $19.8 million, or 133.2% to $34.7 million in the six months ended October 31, 2000 from $14.9 million in the six months ended October 31, 1999, but decreased as a percentage of revenues to 11.7% in the six months ended October 31, 2000 from 13.5% in the six months ended October 31, 1999. The decrease in general and administrative expenses as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry low general and administrative costs as a percentage of revenues (approximately 4%). The general and administrative cost savings from acquiring KTI also contributed to the lower general and administrative expenses as a percentage of revenues in fiscal 2001. These savings were partially offset by unanticipated legal fees on outstanding litigation against KTI, which the Company assumed in connection with the acquisition of KTI.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $13.1 million, or 84.4%, to $28.7 million in the six months ended October 31, 2000 from $15.6 million in the six months ended October 31, 1999. Depreciation and amortization expenses as a percentage of revenue decreased to 9.7% in the six months ended October 31, 2000 from 14.1% in the six months ended October 31, 1999. The decrease in depreciation and amortization expenses as a percentage of revenues resulted from the Company's acquisition of KTI. KTI operations carry lower depreciation expense as a percentage of revenues (approximately 7%) than the Company's core solid waste assets (approximately 14.0%).

MERGER-RELATED COSTS:
Merger-related costs are comprised of legal, engineering, accounting and other costs associated with the two pooling of interests transactions consummated during the six months ended October 31, 1999. No pooling transactions were closed in the six months ended October 31, 2000, resulting in a decrease of $1.5 million, or 1.3% as a percentage of revenues.

INTEREST EXPENSE, NET:
Net interest expense increased $16.3 million, or 474.0% to $19.7 million in the six months ended October 31, 2000 from $3.4 million in the six months ended October 31, 1999. Interest expense, as a percentage of revenues, increased to 6.7% in the six months ended October 31, 2000 from 3.1% in the six months ended October 31, 1999. This increase is primarily attributable to three factors: (i) a higher average debt balance in the current fiscal six months, versus last year; (ii) the Company closed a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 250 basis points; and (iii) the Company entered into new interest rate swap agreements that increased current rates in order to fix the interest rates on a portion of our debt.

EQUITY LOSSES ON INVESTMENTS:
These amounts arise from the Company's 35% ownership of Oakhurst Company, Inc., which was acquired as part of KTI. Oakhurst Company, Inc. owns 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also has a direct ownership in New Heights of 12.5%. The New Heights' loss was primarily due to the start up costs associated with several operations under development. In addition, the Company has a 50% interest in GreenFiber effective August 1, 2000. The Company's share of GreenFiber's loss in the second quarter was largely due to the transition costs incurred in setting up the new business and beginning the closure of redundant plants.

MINORITY INTEREST:
This amount represents the minority owners' interest in the Company's majority owned subsidiaries, Maine Energy Recovery Company LP, Penobscot Energy Recovery Company LP and American Ash Recycling of Tennessee, Ltd.

OTHER (INCOME)/EXPENSE:
Other (income)/expense decreased to ($0.1) million income in the six months ended October 31, 2000 from $(0.7) million income in the six months ended October 31, 1999. The other income in both periods is primarily attributable to gains on sale of fixed assets.

PROVISION FOR INCOME TAXES:
Provision for income taxes decreased $1.3 million, or 21.2%, to $5.0 million in the six months ended October 31, 2000 from $6.3 million in the six months ended October 31, 1999, and as a percentage of revenues, decreased to 1.7% from 5.8%. The effective tax rate increased to 53.8% in the six months ended October 31, 2000 from 43.8% in the six months ended October 31, 1999. The increase is primarily due to the Company's decrease in profitability in the first six months of 2001 and the lower earnings outlook for the balance of the year. The Company has a high effective tax rate, mainly due to the non-deductibility of goodwill and the equity loss in Oakhurst. The impact of these items becomes larger, as the Company's earnings decrease.

Liquidity and Capital Resources
-------------------------------

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had positive net working capital of $84.3 million and $93.1 million at April 30, 2000 and at October 31, 2000, respectively.

The Company has a $450 million revolving line of credit with a group of banks for which FleetBoston is acting as agent. This line of credit consists of a $300 million Senior Secured Revolving Credit Facility ("Revolver") and a $150 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were $51 million at October 31, 2000.

On August 15, 2000 the Company issued 55,750 shares of Series A Redeemable Convertible Preferred Stock to Berkshire Partners. The preferred stock is convertible into the Company's Class A Common Stock at $14.00 per share. The Company received proceeds, net of $1.0 million in related expenses, of $54.8 million.

Net cash provided by operating activities amounted to $20.5 million for the six months ended October 31, 2000 compared to $24.1 million for the same period of the prior fiscal year. The decrease was primarily due to the lower net income as well as a net increase in the Company's working capital.

Net cash used in investing activities was $49.4 million for the six months ended October 31, 2000, largely unchanged from $50.6 million for the same period last year. The amount invested reflects mainly the Company's capital needs for additions to plant and equipment and acquisitions, reflecting the Company's continued growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to decline over the remainder of the fiscal year as capital expenditures are primarily incurred during the first half of the fiscal year and acquisitions will be curtailed.

Net cash provided by financing activities was $36.2 million for the six months ended October 31, 2000 compared to $27.0 million for the same period of the prior fiscal year. This increase primarily reflects the proceeds of the issuance of the Series A Redeemable Convertible Preferred Stock, offset by net repayments on the Company's credit facility.

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

The Company's business is located primarily in the eastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region such as state regulations and severe weather conditions. The Company is unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

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

                                      Three Months Ended             Six Months Ended
                                         October 31,                    October 31,
                                     1999           2000            1999           2000
                                   --------       --------        --------       --------
Operating Income                   $  9,776       $ 14,253        $ 17,110       $ 30,711
Depreciation and Amortization         7,996         14,381          15,570         28,712
Minority Interest                         0           (472)              0           (662)
                                   --------       --------        --------       --------

Adjusted EBITDA                    $ 17,772       $ 28,162        $ 32,680       $ 58,761
                                   ========       ========        ========       ========
EBITDA as a percentage of
  Revenues                             31.9%          20.2%           29.6%          19.8%
                                   ========       ========        ========       ========

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Interest rate volatility
------------------------

The interest rate on $100 million of long-term debt has been fixed through two interest rate swaps. The company has interest rate risk relating to approximately $275 million of long-term debt at October 31, 2000. The average interest rate on the variable rate portion of long-term debt was 9.75% for the second fiscal quarter.

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

Our Tires division and our insulation manufacturing joint venture with Louisiana-Pacific compete with other parties, some of which have substantially greater resources than we do, which they could use for product development, marketing or other purposes to our detriment.

ONE OF OUR SUBSIDIARIES SELLS ITS ENTIRE OUTPUT TO A FEW CUSTOMERS AND LACKS THE CAPACITY TO MEET ALL OF ITS COMMITMENTS

One of our subsidiaries operates three steam generating plants, one of which produces steam for a facility owned by E. I. du Pont de Nemours and Company under a five-year contract expiring on May 30, 2003. Du Pont has significantly reduced operations at this facility, and has the option to terminate the contract upon payment of a termination fee. The second plant produces steam for an industrial park. Approximately 85% of the steam produced by the plant is purchased by one customer under a contract that may not be terminated by the customer except for cause, and the balance is sold to ten customers under contracts, which provide that our subsidiary may elect not to supply steam. Currently, maximum contracted capacity for all customers for steam exceeds the maximum rated capacity of this plant. Actual demand, however, has not exceeded the maximum rated capacity. If actual demand grows, the plant may need to install equipment to respond to peak demands, as well as equipment, which may be necessary to allow the plant to meet stricter air quality standards, which may be adopted in the near future. The cost of this air quality equipment, not including the equipment necessary to respond to peak demands, is expected to be approximately $1.2 million. We have closed the third steam generating plant, which sold all of its output to a customer, which has filed for bankruptcy. The termination of the contract with du Pont or any of the significant customers who purchase steam from our subsidiary or its subsidiary could have a material adverse effect on our business, financial condition and results of operations.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD EXCLUSIVELY BY JOHN W. CASELLA AND DOUGLAS R. CASELLA

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At October 21, 2000, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our president and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding at September 5, 2000, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 34.4% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

Part II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of its officers and directors in Vermont Superior Court. Mr. Freeman claims to have performed services for the Company prior to 1995 and in his lawsuit is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In addition, the Company has filed a motion for summary judgment, which is currently pending. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November 1997, certain stockholders of the Company agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not for legal fees paid by or on behalf of the Company or any other third party). The Company accrued a $215,000 reserve for this claim during the year ended April 30, 1998.

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

On or about December 7, 1999, Earth Waste Systems, Inc., Kevin Elnicki and Frank Elnicki filed a civil lawsuit against the Company, two of the Company's officers and directors, and a former employee in Vermont State Court, Rutland County. The plaintiffs allege that the Company and the individual defendants breached contractual obligations and engaged in other wrongdoing related to, among other things, a now terminated scrap metal agreement. Plaintiffs are seeking monetary damages, including punitive damages, in an unspecified amount. The Company's motion to dismiss the case on jurisdictional grounds was denied, and the Company has filed an answer to Plaintiff's complaint. Additionally, both parties have filed motions for summary judgment on selected issues, which currently remain pending. The Company believes it has meritorious defenses to this lawsuit. . On November 21, 2000, the plaintiffs filed a motion for attachment of the Company's assets having a value of $7 million. A hearing on the attachment is currently scheduled for December 14.

The Company has brought an action against the Town of Hampden, Maine to set aside the Town's efforts to block the Company's construction of approximately 3,100,000 tons of capacity, for which the Company has been granted a permit by the State of Maine. On October 20, 2000, the Penobscot County Superior Court in Bangor, Maine granted the Company's motion for summary judgment, remanding the matter to the Hampden Board of Appeals to grant the Company a license to expand.

The Company is a defendant in a lawsuit brought by Woodstock '99, LLC seeking damages for breach of two service contracts entered into by the Company for the servicing of portable chemical toilets during the Woodstock Concert held in Rome, N.Y. in late October 1999. Woodstock '99, LLC is seeking damages of up to $2,000,000. The Company has filed its Answer and Counterclaim, and has reached a tentative settlement for $32,500 that should be finalized by the end of the calendar year.

On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleges that KTI inaccurately reported its financial results for the first six months of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000, and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 20,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports. A settlement conference is expected to occur in March 2001.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's six monthly report on form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. The Plaintiffs are seeking undisclosed damages. The Company believes it has meritorious defenses to these complaints. The Court has consolidated the Russo and Milliner complaints, and plaintiffs filed a consolidated amended complaint on June 15, 2000. The Company filed a motion to dismiss the consolidated amended complaint, which is currently pending in the District Court of New Jersey.

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

On January 7, 2000, the City of Saco, Maine filed a notice of claims with the Company and Maine Energy claiming entitlement to certain "residual cancellation" payments from Maine Energy under the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy on the basis of the satisfaction of certain conditions, including the acquisition of KTI by the Company. The notice of claims alleges that the payments due to Saco exceed $33 million, and claims damages in such amounts for breach of contract, breach of fiduciary duties and fraud and also claims treble damages of $100 million based on alleged fraudulent transfer of Maine Energy's assets. The notice also reserves the right to seek punitive damages. Although the City of Biddeford, Maine has not filed a notice of claims, it has given notice that it will be initiating a suit to receive the residual cancellation payments. Under the agreement, the aggregate amount to be paid upon the exercise of the put right is 18% of the fair market value of the equity of the partners in Maine Energy, and such amount is required to be paid within 120 days after the exercise of the put by the respective parties entitled thereto. The Company believes it has meritorious defenses to these claims and is negotiating the terms of an amended host agreement that may render the claims moot.

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and three of KTI's principal officers, Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett. The complaint purported to be behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The Complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999. The Company has filed a motion to dismiss, which remains pending. The Company believes it has meritorious defenses to these claims.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business.

The Company offers no prediction of the outcome of any of the proceedings described above.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

Previously reported.


ITEM 3. DEFAULTS ON SENIOR SECURITIES
-------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on October 17, 2000, two proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class III Directors, Messrs. John W. Casella, John F. Chapple III and Wilbur L. Ross, Jr. Messrs. Casella, Chapple and Ross are currently directors of the Company.

         John W. Casella:           Votes For:          31,479,095
                                    Withheld:              527,175

         John F. Chapple III:       Votes For:          31,511,756
                                    Withheld:              494,514

         Wilbur L. Ross, Jr:        Votes For:          31,500,856
                                    Withheld:              505,414


Other Directors whose terms of office continued in effect after the Annual Meeting are Ross Pirasteh (Chairman of the Board of Directors), Douglas R. Casella, James W. Bohlig, Gregory B. Peters, Martin J. Sergi, George J. Mitchell and D. Randolph Peeler.


PROPOSAL II.

Proposal to ratify the selection of Arthur Andersen LLP as the Company's auditors for fiscal 2001.

         Votes For:                 31,852,270
         Votes Against:                 88,510
         Abstentions:                   65,490



ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)    Exhibits:

       27.1   Financial Data Schedule for Period Ended October 31, 2000

       27.2   Restated Financial Data Schedule for Period Ended October 31, 1999


(b)    Reports on Form 8-K:

       Previously reported.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Casella Waste Systems, Inc.


Date: December 13, 2000                 By: /s/ Jerry Cifor
                                            -----------------------------
                                            Jerry Cifor
                                            Vice President and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)