Form 10-Q
period 2001-01-31
CASELLA WASTE SYSTEMS INC
filed 2001-03-16
CIK 911177

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

          For the quarterly period ended January 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 8, 2001:

         Class A Common Stock         22,197,381
         Class B Common Stock            988,200

================================================================================

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                       ASSETS                                April 30,   January 31,
                       ------                                  2000         2001
                                                             --------     --------
CURRENT ASSETS:
      Cash and Cash Equivalents                              $  8,864     $ 27,564
      Restricted Cash                                          17,609       19,413
      Accounts Receivable - Trade, net of allowance
        for doubtful accounts of $5,522 and $3,397             78,514       76,438
      Accounts Receivable - Other                              14,388         --
      Notes Receivable - Officers/Employees                     2,095        2,095
      Prepaid Expenses                                          5,929        5,326
      Inventory                                                10,840        7,339
      Investments                                               5,156        7,072
      Deferred Income Taxes                                    12,730       13,533
      Assets Held for Sale                                     27,775       24,843
      Other Current Assets                                      5,664        3,144
                                                             --------     --------
      Total Current Assets                                    189,564      186,767
                                                             --------     --------
Property, Plant and Equipment, net of accumulated
   depreciation and amortization of $95,754 and $125,940      374,609      375,901
Intangible Assets, net                                        288,839      311,767
Restricted Cash                                                10,847        9,494
Investment in GreenFiber JV                                      --         17,102
Other Non-Current Assets                                        4,562        3,207
                                                             --------     --------
      Total Non-Current Assets                                678,857      717,471
                                                             --------     --------
                                                             $868,421     $904,238
                                                             ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                  LIABILITIES AND                              April 30,     January 31,
                               STOCKHOLDERS' EQUITY                              2000           2001
                               --------------------                            ---------      ---------
CURRENT LIABILITIES:
      Current Maturities of Long-Term Debt                                     $   8,344      $   8,335
      Current Maturities of Capital Lease Obligations                                788            652
      Accounts Payable                                                            42,693         33,814
      Accrued Payroll and Related Expenses                                         5,521          4,747
      Accrued Interest                                                             3,994          2,201
      Accrued Income Taxes                                                         3,766          5,153
      Accrued Closure and Post-Closure Costs, Current Portion                        259            171
      Deferred Revenue                                                             2,829          9,985
      Other Current Liabilities                                                   14,944         11,386
                                                                               ---------      ---------
      Total Current Liabilities                                                   83,138         76,444
                                                                               ---------      ---------

Long-Term Debt, Less Current Maturities                                          438,425        420,893
                                                                               ---------      ---------
Capital Lease Obligations, Less Current Maturities                                 3,748          5,616
                                                                               ---------      ---------
Deferred Income Taxes                                                             30,948         28,449
                                                                               ---------      ---------
Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                                         12,017         16,081
                                                                               ---------      ---------
Minority Interests                                                                16,378         19,351
                                                                               ---------      ---------
Other Long-Term Liabilities                                                        9,049         13,255
                                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES

Series A Redeemable, Convertible Preferred Stock, 56
   Shares Authorized, Issued and Outstanding, Liquidation
   Preference of $1,000 per Share                                                   --           57,040

STOCKHOLDERS' EQUITY

   Class A Common Stock -
     Authorized - 100,000 Shares, $0.01 par value Issued and Outstanding -
     22,215 and 22,196 Shares as of April 30, 2000 and January, 31 2001,
     respectively                                                                    222            222
   Class B Common Stock -
     Authorized - 1,000 Shares, $0.01 par value 10 Votes per Share, Issued
     and Outstanding - 988                                                            10             10
   Accumulated Other Comprehensive Income/(Loss)                                    (305)         1,730
   Additional Paid-In Capital                                                    270,950        270,655
   Retained Earnings                                                               4,136         (5,803)
                                                                               ---------      ---------
   Total Stockholders' Equity                                                    274,718        267,109
                                                                               ---------      ---------
                                                                               $ 868,421      $ 904,238
                                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended            Nine Months Ended
                                                 ------------------------      ------------------------
                                                January 31,    January 31,    January 31,    January 31,
                                                   2000           2001           2000           2001
                                                 ---------      ---------      ---------      ---------
Revenues                                         $  93,004      $ 120,808      $ 203,428      $ 417,133

Operating Expenses:
      Cost of Operations                            61,452         82,666        122,824        284,860
      General and Administrative                    11,413         14,408         26,296         49,118
      Depreciation and Amortization                 10,193         13,548         25,763         42,260
      Impairment Loss on expected
           sale of Tire Business                      --           13,000           --           13,000
      Merger Related Costs                            --             --            1,490           --
                                                 ---------      ---------      ---------      ---------
                                                    83,058        123,622        176,373        389,238
                                                 ---------      ---------      ---------      ---------
Operating Income (Loss)                              9,946         (2,814)        27,055         27,895
                                                 ---------      ---------      ---------      ---------

Other (Income)/Expenses, net:
      Interest Income                                 (778)        (1,059)          (881)        (2,406)
      Interest Expense                               5,553         10,610          8,865         31,678
      Equity in Loss from Investments                 --            5,574           --            6,606
      Gain on sale of Bangor Hydro Warrants           --           (1,526)          --           (1,526)
      Minority Interest                               --              287           --              949
      Other (Income), net                             (120)          (211)          (625)          (151)
                                                 ---------      ---------      ---------      ---------
Other Expenses, net                                  4,655         13,675          7,359         35,150
                                                 ---------      ---------      ---------      ---------

Income (Loss) from Continuing Operations
   Before Income Taxes                               5,291        (16,489)        19,696         (7,255)

Provision for Income Taxes                           2,433         (3,571)         8,733          1,394
                                                 ---------      ---------      ---------      ---------

Net Income (Loss) from Continuing Operations
   Before Extraordinary Item                         2,858        (12,918)        10,963         (8,649)
                                                 ---------      ---------      ---------      ---------

Loss from Discontinued Operations,
   net of Income Taxes                                 (79)          --             (269)          --

Estimated Loss on Disposal of Discontinued
   Operations, net of Income Taxes                  (1,393)          --           (1,393)          --
                                                 ---------                     ---------

                                                    (1,472)          --           (1,662)          --

Extraordinary Item - Early Extinguishment
   of Debt, net of income taxes                       (631)          --             (631)          --
                                                 ---------                     ---------

Net Income (Loss)                                      755        (12,918)         8,670         (8,649)

      Preferred Stock Dividend                        --              702           --            1,290
                                                 =========      =========      =========      =========

Net income available to Common Shareholders            755        (13,620)         8,670         (9,939)
                                                 =========      =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended               Nine Months Ended
                                            --------------------------      --------------------------
                                            January 31,     January 31,     January 31,     January 31,
                                               2000            2001            2000            2001
                                            ----------      ----------      ----------      ----------
Earnings Per Share:
Basic:
  Net Income (Loss) from Continuing
    Operations Before Extraordinary
    Item and Discontinued Operations        $     0.14      $    (0.58)     $     0.64      $    (0.43)
    Loss from Discontinued Operations       $    (0.07)     $     --        $    (0.10)     $     --
    Extraordinary Item                      $    (0.03)     $     --        $    (0.04)     $     --
                                            ----------      ----------      ----------      ----------
    Net Income per Common Share             $     0.04      $    (0.58)     $     0.50      $    (0.43)
                                            ==========      ==========      ==========      ==========
    Basic Weighted Average Common
       Shares Outstanding                       19,777          23,182          17,264          23,190
                                            ==========      ==========      ==========      ==========

Diluted:
    Net Income (Loss) from Continuing
       Operations Before Extraordinary
       Item and Discontinued Operations     $     0.14      $    (0.58)     $     0.62      $    (0.43)
    Loss from Discontinued Operations       $    (0.07)     $     --        $    (0.09)     $     --
    Extraordinary Item                      $    (0.03)     $     --        $    (0.04)     $     --
                                            ----------      ----------      ----------      ----------

    Net Income per Common Share             $     0.04      $    (0.58)     $     0.49      $    (0.43)
                                            ==========      ==========      ==========      ==========
    Diluted Weighted Average Common
       Shares Outstanding                       20,264          23,182          17,758          23,190
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               Nine Months Ended
                                                                           --------------------------
                                                                           January 31,     January 31,
                                                                              2000            2001
                                                                           ----------      ----------
Cash Flows from Operating Activities:
   Net Income                                                              $    8,670      $   (8,649)
                                                                           ----------      ----------
   Adjustments to Reconcile Net Income to Net Cash Provided by
        Operating Activities -
   Depreciation and Amortization                                               25,763          42,260
   Loss from Discontinued Operations                                            1,662            --
   Loss on Extraordinary Item                                                     631            --
   Equity Losses in Non-Consolidated Entities                                    --             6,605
   Non-Cash Impairment Loss on expected sale of Tire Business                    --            13,000
   Gain on Sale of Equipment                                                     (300)           (318)
   Non Cash Directors' Compensation                                              --                30
   Minority Interests                                                             113             949
   Changes in Assets and Liabilities, net of Effects of Acquisitions -
        Accounts Receivable                                                   (12,878)          1,915
        Accounts Payable                                                      (10,615)         (5,602)
        Other Current Assets and Liabilities                                   17,790          (8,212)
                                                                           ----------      ----------
                                                                               22,166          50,627
                                                                           ----------      ----------
             Net Cash Provided by Operating Activities                         30,836          41,978
                                                                           ----------      ----------

Cash Flows from Investing Activities:
   Acquisitions, Net of Cash Acquired                                         (34,848)         (7,811)
   Proceeds from Divestitures                                                    --             5,832
   Additions to Property and Equipment                                        (53,301)        (56,988)
   Proceeds from Sale of Equipment                                              1,107           1,951
   Proceeds from Sale of Bangor-Hydro Warrants                                   --             3,319
   Advances to Unconsolidated Subsidiaries                                       --            (7,883)
   Other                                                                       (3,718)         (4,606)
                                                                           ----------      ----------
             Net Cash Used in Investing Activities                            (90,760)        (66,186)
                                                                           ----------      ----------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Borrowings                                         354,290          48,090
   Principal Payments on Long-Term Debt                                      (289,169)        (62,703)
   Proceeds from Issuance of Common Stock                                        --             1,018
   Proceeds from Equity Transactions of Majority-Owned Subsidiary                --             1,506
   Proceeds from Exercise of Stock Options                                        754             256
   Net Proceeds from the Issuance of Series A
      Redeemable, Convertible Preferred Stock                                    --            54,741
                                                                           ----------      ----------
             Net Cash Provided by Financing Activities                         65,875          42,908
                                                                           ----------      ----------

Net Increase in Cash and Cash Equivalents                                       5,951          18,700
Cash and Cash Equivalents, Beginning of Period                                  4,232           8,864
                                                                           ----------      ----------
Cash and Cash Equivalents, End of Period                                   $   10,183      $   27,564
                                                                           ==========      ==========

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)




                                                                               Nine Months Ended
                                                                           --------------------------
                                                                           January 31,     January 31,
                                                                              2000            2001
                                                                           ----------      ----------

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Year for -
        Interest                                                           $    7,984      $   33,257
                                                                           ==========      ==========
        Income Taxes, net of refunds                                       $     1057      $    1,100
                                                                           ==========      ==========


Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
   Summary of Entities Acquired in Purchase Business Combinations
        Fair Market Value of Assets Acquired                               $  427,340      $   21,078
        Common Stock Issued                                                  (111,860)
        Notes Receivable Exchanged for Assets                                    --           (13,263)
        Cash Paid, net                                                        (34,848)         (7,811)
                                                                           ----------      ----------


          Liabilities Assumed and Notes Receivable Forgiven to Seller      $  280,632      $        4
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


The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 2000 and January 31, 2001, the consolidated statements of operations for the three and nine months ended January 31, 2000 and 2001 and the condensed consolidated statements of cash flows for the nine months ended January 31, 2000 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2000. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report").

1.   BUSINESS COMBINATIONS

During the nine months ended January 31, 2001, the Company acquired 11 solid waste hauling operations in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $7.8 million in cash to sellers and the partial settlement of a note receivable in the amount of $13.3 million. The operating results of these businesses are included in the Consolidated Statements of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 1999.

                                                Nine Months          Nine Months
                                                   Ended                Ended
                                                January 31,          January 31,
                                                   2000                 2001
                                                ----------           ----------

Revenues                                        $  401,971           $  419,210
                                                ==========           ==========
Operating Income                                $   43,971           $   28,265
                                                ==========           ==========
Net Income (Loss), continuing operations        $   11,497           $   (8,603)
                                                ==========           ==========
Preferred Stock Dividend                        $     --             $    1,290
                                                ==========           ==========
Net Income available to Common Shareholders     $   11,497           $   (9,893)
                                                ==========           ==========
Diluted Income per Share                        $     0.54           $    (0.43)
                                                ==========           ==========
Weighted Average Diluted Shares Outstanding         21,282               23,190
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

Effective August 1, 2000, the Company and Louisiana-Pacific Corp. combined their respective cellulose insulation businesses into an equally owned joint venture. The Company contributed the operating assets of its cellulose insulation manufacturing business (with an aggregate book value of $23.0 million) to the new company, known as U. S. GreenFiber LLC. The Company accounts for its 50% interest using the equity basis.

2.   COMMITMENTS AND CONTINGENCIES

Newbury Waste Management, Inc., a wholly owned subsidiary, owned and operated a landfill that was capped and closed in 1993. The Agency of Natural Resources for the State of Vermont ("ANR") has directed the Company to install a synthetic cap on the Newbury landfill, and the Company has withdrawn its request for reconsideration. The cost to install the synthetic cap is estimated to be approximately $900,000.

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

4.   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 11, 2000, the Company issued 55,750 shares of Series A Redeemable Convertible Preferred Stock for $1,000 per share. These shares are convertible into Class A common Stock, at the option of the Holders, at $14 per share. Dividends are payable at an annual rate of 5%. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh Anniversary date at liquidation value, plus accrued but unpaid dividends, if any.

5.   EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at January 31 of each period indicated to the weighted average number of common shares outstanding and the weighted average number of common and potentially dilutive common shares outstanding for the respective three month and nine month periods for the purpose of calculating basic and dilutive earnings per common share:

                                                  Three Months Ended         Nine Months Ended
                                                      January 31,               January 31,
                                                 --------------------      --------------------
                                                  2000         2001         2000         2001
                                                 -------      -------      -------      -------
Number of Shares Outstanding, End of Period:
Class A Common Stock                              22,213       22,196       22,213       22,196
Class B Common Stock                                 988          988          988          988
Effect of Weighted Average shares
Outstanding during period                         (3,424)          (2)      (5,937)           6
                                                 -------      -------      -------      -------
Basic Shares Outstanding                          19,777       23,182       17,265       23,190
Impact of Potentially Dilutive Securities            487            0          493            0
                                                 -------      -------      -------      -------
Diluted Shares Outstanding                        20,264       23,182       17,758       23,190
                                                 -------      -------      -------      -------

For the three and nine months ended January 31, 2001, 9,677 and 7,835 potentially dilutive common shares, respectively, were excluded from the calculation of dilutive shares outstanding because their impact was anti-dilutive.

6.   SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western, Residential Recycling, Commercial Recycling, and Other. Other consists of Corporate activities, the Company's investment in GreenFiber LLC and assets held for sale.The Company's revenues in the Eastern, Central and Western segments are derived mainly from the collection, transfer, recycling and disposal of non-hazardous solid waste. Disposal includes waste-to-energy plants and landfills. The Company's revenues in the Residential Recycling, Commercial Recycling and Energy and Waste Processing segments are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling, brokerage of recycled materials and the manufacturing of finished products using recycled materials. Any other activities in which the Company is engaged are not material to the total results of operations of the Company; these activities are reflected within the reporting structure outlined above.

                                                                                             Energy &
                                                                Residential   Commercial      Waste
                           Eastern      Central      Western     Recycling     Recycling    Processing
                          --------     --------     --------     --------      --------      --------
Three Months Ended January 31, 2001

Outside Revenue           $ 40,246     $ 22,851     $ 15,635     $  9,581      $ 23,802      $  3,977
                          ========     ========     ========     ========      ========      ========
Inter-segment Revenue     $  9,668     $  9,662     $  3,705     $  3,860      $  5,995      $     29
                          ========     ========     ========     ========      ========      ========
Net Income/(Loss)         $  1,434     $  3,192     $    561     $   (185)     $ (1,077)     $   (740)
                          ========     ========     ========     ========      ========      ========
Total Assets              $389,275     $137,647     $115,533     $ 90,642      $ 45,166      $ 22,565
                          ========     ========     ========     ========      ========      ========


                                                                  Other      Eliminations      Total
                                                                 --------      --------      --------
Outside Revenue                                                  $  4,027      $    689      $120,808
                                                                 ========      ========      ========
Inter-segment Revenue                                            $   --        $(32,919)     $   --
                                                                 ========      ========      ========
Net Income/(Loss)                                                $(16,104)     $      1      $(12,918)
                                                                 ========      ========      ========
Total Assets                                                     $117,117      $(13,707)     $904,238
                                                                 ========      ========      ========


                                                                                             Energy &
                                                                Residential   Commercial      Waste
                           Eastern      Central      Western     Recycling     Recycling    Processing
                          --------     --------     --------     --------      --------      --------

Three Months Ended January 31, 2000

Outside Revenue           $ 24,574     $ 23,089     $ 14,659     $  6,637      $ 16,067      $  3,155
                          ========     ========     ========     ========      ========      ========
Inter-segment Revenue     $  2,936     $  9,016     $  2,764     $   --        $  4,135      $     40
                          ========     ========     ========     ========      ========      ========
Net Income/(Loss)         $  1,369     $  2,978     $  1,162     $    925      $    681      $    250
                          ========     ========     ========     ========      ========      ========
Total Assets              $309,075     $116,897     $111,596     $ 45,731      $ 41,270      $ 39,680
                          ========     ========     ========     ========      ========      ========


                                                                  Other      Eliminations      Total
                                                                 --------      --------      --------
Outside Revenue                                                  $  7,180      $ (2,357)     $ 93,004
                                                                 ========      ========      ========
Inter-segment Revenue                                            $    314      $(19,205)     $   --
                                                                 ========      ========      ========
Net Income/(Loss)                                                $ (6,610)     $   --        $    755
                                                                 ========      ========      ========
Total Assets                                                     $ 93,046      $   --        $757,295
                                                                 ========      ========      ========

                                                                                             Energy &
                                                                Residential   Commercial      Waste
                           Eastern      Central      Western     Recycling     Recycling    Processing
                          --------     --------     --------     --------      --------      --------

Nine Months Ended January 31, 2001

Outside Revenue           $126,125     $ 76,572     $ 50,777     $ 28,584      $ 84,477      $ 14,266
                          ========     ========     ========     ========      ========      ========
Inter-segment Revenue     $ 31,422     $ 30,580     $ 11,406     $ 15,318      $ 22,902      $    166
                          ========     ========     ========     ========      ========      ========
Net Income/(Loss)         $  3,240     $ 12,523     $  3,166     $  1,031      $ (1,286)     $   (589)
                          ========     ========     ========     ========      ========      ========
Total Assets              $389,275     $137,647     $115,533     $ 90,642      $ 45,166      $ 22,565
                          ========     ========     ========     ========      ========      ========


                                                                  Other      Eliminations      Total
                                                                 --------      --------      --------
Outside Revenue                                                  $ 27,184      $  9,148      $417,133
                                                                 ========      ========      ========
Inter-segment Revenue                                            $    610     $(112,404)    $   --
                                                                 ========      ========      ========
Net Income/(Loss)                                                $(26,957)     $    223      $ (8,649)
                                                                 ========      ========      ========
Total Assets                                                     $117,117      $(13,707)     $904,238
                                                                 ========      ========      ========


                                                                                             Energy &
                                                                Residential   Commercial      Waste
                           Eastern      Central      Western     Recycling     Recycling    Processing
                          --------     --------     --------     --------      --------      --------

Nine Months Ended January 31, 2000

Outside Revenue           $ 50,036     $ 74,915     $ 47,314     $  6,637      $ 16,067      $  3,155
                          ========     ========     ========     ========      ========      ========
Inter-segment Revenue     $  5,671     $ 27,800     $  9,717     $   --        $  4,135      $     40
                          ========     ========     ========     ========      ========      ========
Net Income/(Loss)         $  2,017     $ 14,171     $  4,465     $    925      $    681      $    250
                          ========     ========     ========     ========      ========      ========
Total Assets              $309,075     $116,897     $111,596     $ 45,731      $ 41,270      $ 39,680
                          ========     ========     ========     ========      ========      ========


                                                                  Other      Eliminations      Total
                                                                 --------      --------      --------
Outside Revenue                                                  $  7,661      $ (2,377)     $203,428
                                                                 ========      ========      ========
Inter-segment Revenue                                            $    314      $(47,677)     $   --
                                                                 ========      ========      ========
Net Income/(Loss)                                                $(13,839)     $   --        $  8,670
                                                                 ========      ========      ========
Total Assets                                                     $ 93,046      $   --        $757,295
                                                                 ========      ========      ========

7.   RECLASSIFICATION

Certain amounts for the prior period have been reclassified to conform to the presentation adopted in the current year.


8.   SUBSEQUENT EVENTS

Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in its majority owned subsidiary Maine Energy Recovery Company ("Maine Energy"), and sold its majority interest in the Penobscot Energy Recovery Company ("PERC"). Net cash proceeds for the two transactions amounted to $12 million.

On March 6, 2001 the Company signed a purchase and sale agreement with an investor group to sell its scrap tire recycling business. The transaction is subject to conditions specified in the purchase and sale agreement, including the satisfactory completion of the purchaser's due diligence review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. (" the Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, generates steam and manufactures finished products utilizing recyclable materials primarily throughout the eastern portion of the United States and parts of Canada. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard processed at its facilities as well as recyclables purchased for resale from third parties. The Company generates electricity under its contracts with its two wholly owned subsidiaries, Maine Energy and Timber Energy Recovery, Inc. ("TERI").

As of March 8, 2000, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 44 recycling processing facilities, 39 solid and liquid waste collection divisions, 5 power generation facilities, 7 tire recycling facilities, as well as its interest in another tire processing and power generation facility, and its interest in a cellulose insulation joint venture. The tire recycling facilities have been classified as assets held for sale.

From May 1, 1999 through April 30, 2000, the Company acquired 38 solid waste collection, transfer and disposal operations, as well as KTI, Inc. ("KTI") in December 1999. Between May 1, 2000 and January 31, 2001, the Company acquired an additional 11 such businesses, all of which were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been consolidated from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

During the third quarter of 2001, the Company divested 3 non-core operating assets. These consist of a hauling operation in Northwest Pennsylvania, a plastics brokerage business located in Maryland and a hazardous waste remediation business in Maine.

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

General
-------
The Company's revenues are attributable primarily to fees charged to customers for solid waste collection and disposal, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill, waste- to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of these customers are under one to three-year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues include the sale of recyclable commodities, operating and maintenance contracts of recycling facilities for municipal customers, and recyclable brokering operations. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

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

                                 Three Months Ended         Nine Months Ended
                                     January 31,                January 31,
                                  2000        2001           2000        2001
                                 ------      ------         ------      ------
Collection                        43.6%       41.4%          62.4%       38.1%
Landfill/ Disposal Facilities     17.8        19.6           13.9        17.7
Transfer                           4.1         5.5            5.5         5.9
Recycling                         15.5        16.7            8.1        18.6
Brokerage                          9.0        16.0            4.1        13.3
Other                             10.0         0.8            6.0         6.4
                                 ------      ------         ------      ------
Total Revenue                    100.0%      100.0%         100.0%      100.0%
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

                                 Three Months Ended         Nine Months Ended
                                     January 31,                January 31,
                                  2000        2001           2000        2001
                                 ------      ------         ------      ------
Revenues                         100.0%      100.0%         100.0%      100.0%

Cost of Operations                66.1        68.4           60.4        68.3
General and Administrative        12.3        11.9           12.9        11.8
Depreciation and Amortization     10.9        11.2           12.7        10.1
Impairment Loss on expected
   Sale of Tire Business           0.0        10.8            0.0         3.1
Merger Related Costs               0.0         0.0            0.7         0.0
                                 ------      ------         ------      ------
Operating Income (Loss)           10.7        (2.3)          13.3         6.7

Interest Expense, net              5.1         7.9            3.9         7.0
Equity in Loss from Investments    0.0         4.6            0.0         1.6
Gain on sale of warrants           0.0        (1.2)           0.0        (0.4)
Minority Interest                  0.0         0.2            0.0         0.2
Other (Income)/Expense             0.0        (0.2)          (0.3)        0.0
Provision for Income Taxes         2.6        (2.9)           4.3         0.3
                                 ------      ------         ------      ------

Net Income (Loss) Before
  Discontinued Operations          3.0       (10.7)           5.4        (2.0)

Loss from Discontinued Operations  0.0         0.0            0.1         0.0
Estimated loss on disposal of
  Discontinued Operations          1.5         0.0            0.7         0.0
Extraordinary Item                 0.7         0.0            0.3         0.0
                                 ------      ------         ------      ------

Net Income (Loss)                  0.8%      (10.7)%          4.3%       (2.0)%
                                 ======      ======         ======      ======

Adjusted EBITDA*                  21.6%       19.4%          26.0%       19.8%
                                 ======      ======         ======      ======

* See discussion and computation of adjusted EBITDA below.

Three Months Ended January 31, 2001:

REVENUES:
Revenues increased $27.8 million, or 29.9% to $120.8 million in the quarter ended January 31, 2001 from $93.0 million in the quarter ended January 31, 2000. Approximately $22.5 million of the increase was attributable to the impact of businesses acquired throughout fiscal 2000 and fiscal 2001, including KTI, which was acquired in December 1999. The balance of the increase of $5.3 million was attributable to internal volume and price growth, partially offset by lower average recyclable commodity prices in the current quarter as compared to 2000.

COST OF OPERATIONS:
Cost of operations increased $21.2 million or 34.5% to $82.7 million in the quarter ended January 31, 2001 from $61.5 million in the quarter ended January 31, 2000. Cost of operations as a percentage of revenues increased to 68.4% in the quarter ended January 31, 2001 from 66.1% in the prior year. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 16.0% of the Company's revenues in the current quarter, versus 9.0% in the prior year.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased $3.0 million, or 26.2% to $14.4 million in the quarter ended January 31, 2001 from $11.4 million in the quarter ended January 31, 2000, but decreased as a percentage of revenues to 11.9% in the quarter ended January 31, 2001 from 12.3% in the quarter ended January 31, 2000. The increase in general and administrative expenses was primarily the result of acquiring KTI.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $3.3 million, or 32.4%, to $13.5 million in the quarter ended January 31, 2001 from $10.2 million in the quarter ended January 31, 2000. Depreciation and amortization expenses as a percentage of revenues increased to 11.2% in the quarter ended January 31, 2001 from 10.9% in the quarter ended January 31, 2000. The increase in depreciation and amortization expense principally resulted from the Company's acquisition of KTI.

IMPAIRMENT LOSS ON EXPECTED SALE OF TIRE BUSINESS
During the third quarter 2001, the Company wrote down its Tire business to estimated realizable value.

INTEREST EXPENSE, NET:
Net interest expense increased $4.8 million, or 100.0% to $9.6 million in the quarter ended January 31, 2001 from $4.8 million in the quarter ended January 31, 2000. Interest expense, as a percentage of revenues, increased to 7.9% in the quarter ended January 31, 2001 from 5.1% in the quarter ended January 31, 2000. This increase is primarily attributable to three factors: (i) a higher average debt balance in the current fiscal quarter, versus last year; and (ii) the Company closed a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 250 basis points; and
(iii) the Company entered into new interest rate swap agreements that increased current rates in order to fix the interest rates on a portion its debt.

EQUITY IN LOSS FROM INVESTMENTS:
These amounts arise from the Company's 35% ownership of Oakhurst Company, Inc., which was acquired as part of KTI. Oakhurst Company, Inc. owns 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also has a direct ownership in New Heights of 12.5%. These investments are a part of the Tires business and are classified as assets held for sale. In addition, effective August 1, 2000 the Company has a 50% interest in GreenFiber. The Company's share of GreenFiber's income in the current period was more than offset by the restructuring charge and transition costs incurred in setting up the new business and closing redundant plants, leading to a net loss for the period.

GAIN ON SALE OF BANGOR HYDRO WARRANTS
The Company sold one-third of its holding of Bangor Hydro warrants in Q3 2001 for $3.3 million in cash.

MINORITY INTEREST:
This amount represents the minority owners' interest in the Company's majority owned subsidiaries, Maine Energy Recovery Company LP, Penobscot Energy Recovery Company LP and American Ash Recycling of Tennessee, Ltd. Effective March 1, 2001, the Company acquired the 16.25% minority interest in Maine Energy Recovery Company ("Maine Energy"), and sold its majority interest in the Penobscot Energy Recovery Company ("PERC"). Net cash proceeds for the two transactions amounted to $12 million.

OTHER (INCOME):
Other (income) increased to $(0.2) million income in the quarter ended January 31, 2001 from $(0.1) million revenue in the quarter ended January 31, 2000. The other income in fiscal 2000 is primarily attributable to gains on sale of fixed assets, while losses on sale were incurred in 2001.

PROVISION FOR INCOME TAXES:
Provision for income taxes decreased $6.0 million, or 246.7%, to a credit of $3.6 million in the quarter ended January 31, 2001 from $2.4 million expense in the quarter ended January 31, 2000, and as a percentage of revenues, decreased to a credit of 2.9% from 2.6% expense. The effective tax rate decreased to 21.7% credit in the quarter ended January 31, 2001 from 46.0% expense in the quarter ended January 31, 2000. The decrease is primarily due to the tax benefit of the loss in the period.

Nine Months Ended January 31, 2001:

REVENUES:
Revenues increased $213.7 million, or 105.1% to $417.1 million in the nine months ended January 31, 2001 from $203.4 million in the nine months ended January 31, 2000. Approximately $199.5 million of the increase was attributable to the impact of businesses acquired throughout fiscal 1999 and fiscal 2000, including KTI, which was acquired in December 1999. The balance of the increase of $14.2 million was attributable to internal volume and price growth, including the net positive impact of higher average recyclable commodity prices in the current nine months compared to the same period last year.

COST OF OPERATIONS:
Cost of operations increased $162.0 million or 131.9% to $284.8 million in the nine months ended January 31, 2001 from $122.8 million in the nine months ended January 31, 2000. Cost of operations as a percentage of revenues increased to 68.3% in the nine months ended January 31, 2001 from 60.4% in the prior year. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 13.3% of the Company's revenues in the current nine months, versus 4.1% in the prior year.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased $22.8 million, or 86.8% to $49.1 million in the nine months ended January 31, 2001 from $26.3 million in the nine months ended January 31, 2000, but decreased as a percentage of revenues to 11.8% in the nine months ended January 31, 2001 from 12.9% in the nine months ended January 31, 2000. The decrease in general and administrative expenses as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry low general and administrative costs as a percentage of revenues (approximately 4%). The general and administrative cost savings from acquiring KTI also contributed to the lower general and administrative expenses as a percentage of revenues in fiscal 2001. These savings were partially offset by unanticipated legal fees on outstanding litigation against KTI, which the Company assumed in connection with the acquisition of KTI.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $16.5 million, or 64.0%, to $42.3 million in the nine months ended January 31, 2001 from $25.8 million in the nine months ended January 31, 2000. Depreciation and amortization expenses as a percentage of revenue decreased to 10.1% in the nine months ended January 31, 2001 from 12.7% in the nine months ended January 31, 2000. The decrease in depreciation and amortization expenses as a percentage of revenues resulted from the Company's acquisition of KTI. KTI operations carry lower depreciation expense as a percentage of revenues (approximately 7%) than the Company's core solid waste assets (approximately 14%).

MERGER-RELATED COSTS:
Merger-related costs are comprised of legal, engineering, accounting and other costs associated with the two pooling of interests transactions consummated during the nine months ended January 31, 2000. No pooling transactions were closed in the nine months ended January 31, 2001, resulting in a decrease of $1.5 million, or 0.7% as a percentage of revenues.

INTEREST EXPENSE, NET:
Net interest expense increased $21.3 million, or 266.3% to $29.3 million in the nine months ended January 31, 2001 from $8.0 million in the nine months ended January 31, 2000. Interest expense, as a percentage of revenues, increased to 7.0% in the nine months ended January 31, 2001 from 3.9% in the nine months ended January 31, 2000. This increase is primarily attributable to three factors: (i) a higher average debt balance in the current fiscal nine months, versus last year; (ii) the Company closed a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 250 basis points; and (iii) the Company entered into new interest rate swap agreements that increased current rates in order to fix the interest rates on a portion of our debt.

EQUITY IN LOSS FROM INVESTMENTS:
These amounts arise from the Company's 35% ownership of Oakhurst Company, Inc., which was acquired as part of KTI. Oakhurst Company, Inc. owns 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also has a direct ownership in New Heights of 12.5%. These investments are a part of the Tires business and are classified as assets held for sale. In addition, effective August 1, 2000 the Company has a 50% interest in GreenFiber. The Company's share of GreenFiber's income in the period was more than offset by the restructuring charge and transition costs incurred in setting up the new business and closing redundant plants, leading to a net loss for the period.

MINORITY INTEREST:
This amount represents the minority owners' interest in the Company's majority owned subsidiaries, Maine Energy Recovery Company LP, Penobscot Energy Recovery Company LP and American Ash Recycling of Tennessee, Ltd. Effective March 1, 2001, the Company acquired the 16.25% minority interest in Maine Energy Recovery Company ("Maine Energy"), and sold its majority interest in the Penobscot Energy Recovery Company ("PERC"). Net cash proceeds for the two transactions amounted to $12 million.

OTHER (INCOME):
Other (income) decreased to ($0.1) million income in the nine months ended January 31, 2001 from $(0.6) million income in the nine months ended January 31, 2000. The other income in both periods is primarily attributable to gains on sale of fixed assets.

PROVISION FOR INCOME TAXES:
Provision for income taxes decreased $7.3 million, or 84.0%, to $1.4 million in the nine months ended January 31, 2001 from $8.7 million in the nine months ended January 31, 2000, and as a percentage of revenues, decreased to 0.3% from 4.3%. The expense in the period, despite the loss, is due primarily to the non-deductible goodwill from the KTI acquistion.

Liquidity and Capital Resources
-------------------------------
The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had positive net working capital of $84.3 million and $110.3 million at April 30, 2000 and at January 31, 2001, respectively.

The Company has a $448.5 million revolving line of credit with a group of banks for which FleetBoston is acting as agent. This line of credit consists of a $300 million Senior Secured Revolving Credit Facility ("Revolver") and a $148.5 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were $44 million at January 31, 2001.

On August 15, 2000 the Company issued 55,750 shares of Series A Redeemable Convertible Preferred Stock to Berkshire Partners. The preferred stock is convertible into the Company's Class A Common Stock at $14.00 per share. The Company received proceeds, net of $1.0 million in related expenses, of $54.8 million.

Net cash provided by operating activities amounted to $42.0 million for the nine months ended January 31, 2001 compared to $30.8 million for the same period of the prior fiscal year. The increase was primarily due to higher depreciation and amortization as well as non-cash losses from the expected sale of Tires and equity investments, partially offset by lower net income.

Net cash used in investing activities was $66.2 million for the nine months ended January 31, 2001, down from $90.7 million for the same period last year, mainly due to the reduction in the acquisition program. The amount invested reflects mainly the Company's capital needs for additions to plant and equipment and acquisitions, reflecting the Company's continued growth by acquisition and development of revenue producing assets. The Company's cash needs to fund investing activities are expected to decline over the remainder of the fiscal year as capital expenditures are primarily incurred during the early part of the fiscal year and acquisitions have been curtailed. In addition, planned divestitures, when they close, will generate cash, which are required to be applied against the credit facility.

Net cash provided by financing activities was $42.9 million for the nine months ended January 31, 2001 compared to $65.9 million for the same period of the prior fiscal year. This decrease primarily reflects net repayments on the Company's credit facility versus a draw down in the same period last year, offset by the net proceeds of the issuance of the Series A Redeemable Convertible Preferred Stock in the second quarter 2001.

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

                                Three Months Ended         Nine Months Ended
                                    January 31,               January 31,
                                 2000        2001           2000       2001
                               --------    --------       --------    --------
Operating Income               $  9,946    $ (2,814)      $ 27,055    $ 27,895
Depreciation and Amortization    10,193      13,548         25,763      42,260
Impairment loss on expected
        sale of Tires                 0      13,000              0      13,000
Minority Interest                     0        (287)             0        (949)
                               --------    --------       --------    --------
Adjusted EBITDA                $ 20,139    $ 23,447       $ 52,818    $ 82,206
                               ========    ========       ========    ========
EBITDA as a percentage of
  Revenues                         21.6%       19.4%          26.0%       19.8%
                               ========    ========       ========    ========

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Interest rate volatility
------------------------
The interest rate on $170 million of long-term debt has been fixed through four interest rate swaps. The company has interest rate risk relating to approximately $200 million of long-term debt at January 31, 2001. The average interest rate on the variable rate portion of long-term debt was 9.64% for the third fiscal quarter. Should the average interest rate on the variable rate portion of long-term debt change by 10%, it would have an approximate interest expense change of $0.6 million for the quarter reported.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING KTI'S OPERATIONS AND ASSETS.

We acquired KTI on December 14, 1999. Since that time, we have experienced difficulties in integrating the operations of KTI and these difficulties have caused us to revise our publicly disclosed projections. There can be no assurance that we will not continue to experience difficulties in integrating KTI's operations effectively and that the acquisition will result in the synergies and other benefits anticipated by the two companies. Among other matters, in connection with the KTI acquisition we assumed certain obligations to finance and support a tire recycling joint venture. We cannot assure you that the joint venture will achieve projected financial results or not divert management resources. The Company has a signed agreement to sell the Tires business, however the Company gives no assurance that the deal will close.

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

Part II. OTHER INFORMATION
--------------------------

Item 1.  LEGAL PROCEEDINGS
--------------------------
On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of its officers and directors in Vermont Superior Court. Mr. Freeman claims to have performed services for the Company prior to 1995 and in his lawsuit is seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. The Company and the officers and directors have answered the Complaint, denied Mr. Freeman's allegations of wrongdoing, and asserted various defenses. In addition, the Company has filed a motion for summary judgment, which is currently pending. In order to facilitate the completion of the initial public offering of the Company's Class A Common Stock in November 1997, certain stockholders of the Company agreed to indemnify the Company for any settlement by the Company or any award against the Company in excess of $350,000 (but not for legal fees paid by or on behalf of the Company or any other third party). On February 14, 2001, the Company settled the litigation in a manner that did not have a material financial impact to the Company.

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

On or about December 7, 1999, Earth Waste Systems, Inc., Kevin Elnicki and Frank Elnicki filed a civil lawsuit against the Company, two of the Company's officers and directors, and a former employee in Vermont State Court, Rutland County. The plaintiffs allege that the Company and the individual defendants breached contractual obligations and engaged in other wrongdoing related to, among other things, a now terminated scrap metal agreement. Plaintiffs are seeking monetary damages, including punitive damages, in an unspecified amount. The Company's motion to dismiss the case on jurisdictional grounds was denied, and the Company has filed an answer to Plaintiff's complaint. Additionally, both parties have filed motions for summary judgment on selected issues, which currently remain pending. The Company believes it has meritorious defenses to this lawsuit. . On November 21, 2000, the plaintiffs filed a motion for attachment of the Company's assets having a value of $7 million. A hearing on the attachment is currently scheduled for April 12, 2001.

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

On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleges that KTI inaccurately reported its financial results for the first nine months of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000, and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 20,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports. A settlement conference is expected to occur in March 2001.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's nine monthly report on form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. The Plaintiffs are seeking undisclosed damages. The Company believes it has meritorious defenses to these complaints. The Court has consolidated the Russo and Milliner complaints, and plaintiffs filed a consolidated amended complaint on June 15, 2000. The Company filed a motion to dismiss the consolidated amended complaint, which is currently pending in the District Court of New Jersey.

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

On or about December 19, 2000, a complaint was filed in the Superior Court of New Jersey against the Company, Seaglass, Inc., KTI Recycling of New Jersey, Inc., Oakhurst Company, Inc., and Marty Sergi. The complaint alleges that Fred Devlin was not paid his "Tagalong Payment" when KTI, Inc. sold its 80% interest in Seaglass, Inc. to New Heights Power & Recovery, LLC and that his employment agreement was breached when he was terminated. The Company has filed a motion to compel arbitration and believes that it has meritorious defenses to these claims. The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business.

The Company offers no prediction of the outcome of any of the proceedings described above.

ITEM 2. CHANGES IN SECURITIES

None.

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



                                           Casella Waste Systems, Inc.


Date: March 16, 2001                       By: /s/ Jerry Cifor
                                           -----------------------------------
                                           Jerry Cifor
                                           Vice President and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)