Form 10-Q/A
period 2001-01-31
CASELLA WASTE SYSTEMS INC
filed 2001-03-19
CIK 911177

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

STOCKHOLDERS' EQUITY

   Class A Common Stock -
     Authorized - 100,000 Shares, $0.01 par value Issued and Outstanding -
     22,215 and 22,196 Shares as of April 30, 2000 and January, 31 2001,
     respectively                                                                    222            222
   Class B Common Stock -
     Authorized - 1,000 Shares, $0.01 par value 10 Votes per Share, Issued
     and Outstanding - 988                                                            10             10
   Accumulated Other Comprehensive Income/(Loss)                                    (305)         1,730
   Additional Paid-In Capital                                                    270,655        270,950
   Retained Earnings                                                               4,136         (5,803)
                                                                               ---------      ---------
   Total Stockholders' Equity                                                    274,718        267,109
                                                                               ---------      ---------
                                                                               $ 868,421      $ 904,238
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