Form 10-K405
period 2001-04-30
CASELLA WASTE SYSTEMS INC
filed 2001-07-30
CIK 911177

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)

     [X] FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended April 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

================================================================================

The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A common stock at the close of business on July 18, 2001 was $269,969,391. The Company does not have any non-voting common stock outstanding.

There were 22,352,127 shares of class A common stock, $.01 par value per share, of the registrant outstanding as of July 18, 2001. There were 988,200 shares of class B common stock, $.01 par value per share, of the registrant outstanding as of July 18, 2001.

                       Documents Incorporated by Reference

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I - Business - "Executive Officers and Other Key Employees of the Company") have been omitted from this report, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this report.

                                     PART I
ITEM 1. BUSINESS

The Company

Casella Waste Systems, Inc. the ("Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily throughout the eastern portion of the United States. The Company also markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under its contracts at its wholly owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy"), a waste-to-energy facility. As of July 18, 2001, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 43 recycling processing facilities, 38 solid and liquid waste collection divisions and one power generation facility, as well as a 50% interest in a cellulose insulation joint venture.

Recent Developments

In April 2001, the Company's Board of Directors approved a reorganization of certain of the Company's operations. This reorganization consisted of the elimination of various positions and the closure of certain facilities. A restructuring charge was recorded amounting to $4.2 million. At the same time, the Company determined that certain assets (mainly goodwill) were impaired and therefore recorded a charge of $59.6 million to reduce those assets to their estimated fair value. During the year ended April 30, 2001, the Company settled five of its outstanding lawsuits and provided for settlement of four others. The amount charged to income including legal fees was $4.2 million. During the fourth quarter of fiscal 2001, the Company decided to divest or close certain operations. Accordingly, its Tire Processing, Commercial Recycling and Mulch Recycling businesses have been accounted for as discontinued operations. These assets were written down to estimated realizable value. Timber Energy Recovery, Inc., the sale of which is under negotiation, is now accounted for as an asset held for sale.

During fiscal 2001, the Company decided to divest its interest in both OCI and New Heights. Accordingly, the Company began seeking a buyer and also simplified its interest in OCI/New Heights. Effective July 3, 2001, the Company acquired Oakhurst Company, Inc.'s ("OCI") 37.5% interest in New Heights Recovery and Power LLC ("New Heights"), plus received a promissory note for $1 million and common share purchase warrants, all in exchange for the cancellation of all amounts due from OCI and all equity interests in OCI. As a result of the transaction, the Company now owns a 50% direct interest in New Heights. Accordingly, the company has written its investment and advances in OCI/New Heights down to their estimated realizable values as of April 30, 2001.

AFA, a wood mulch processing operation, was sold effective June 30, 2001 for one dollar, and the Company retained equipment having a fair market value of approximately $1.6 million. Additionally, the Company's obligations for a lease and employment agreements with a gross remaining value of approximately $2.6 million were terminated at a cost of $375,000.

Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in its majority owned subsidiary, Maine Energy, and sold its majority interest in the Penobscot Energy Recovery Company. Net cash proceeds for the two transactions amounted to $12.0 million.

During the fiscal year ended April 30, 2001, the Company acquired 13 solid and liquid waste management businesses with approximately $9.6 million in annualized revenues.

The Company entered into a joint venture agreement with Louisiana-Pacific Corp. to combine their respective cellulose insulation businesses into a single operating entity effective August 1, 2000. The new company, known as U.S. GreenFiber LLC ("Green Fiber"), is an equally-owned joint venture formed through the combination of Louisiana-Pacific's GreenStone Industries, Inc. and the Company's U.S. Fibers, Inc. operations. The new entity supplies cellulose insulation to existing residential construction, retail and manufactured housing supply channels.

On August 11, 2000, the Company issued convertible preferred stock to Berkshire Partners of Boston, Massachusetts and certain other investors. The preferred stock is convertible into Class A common stock at $14.00 per share. The Company raised approximately $55.8 million in capital, which the Company used to pay down debt and continue its strategic growth plan.

Services

The Company's waste collection, landfill, transfer, certain recycling services operations and Maine Energy, a waste-to-energy facility which incinerates non-hazardous solid waste to generate electricity, are managed on a geographic basis and are divided into three geographic regions: the Central, Eastern and Western regions. These three regions are further divided into divisions organized around smaller market areas, known as "waste sheds", each of which contains the complete cycle of activities in the solid waste service process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities. Each division is managed separately and provides distinct services to its market. The Company's residential recycling operations, exclusive of the recycling facilities which operate within the waste sheds, are managed on a line-of-business basis independent of the three geographic regions out of Charlotte, North Carolina. The brokerage business is also managed under this segment; the residential recycling operations and the brokerage business are largely interdependent.

The following are the Company's three geographic regions and one line-of-business segment that comprise the Company's operations:

Central Region

The Central Region consists of Vermont, New Hampshire and eastern upstate New York. The portion of upstate New York within the Company's Central Region as of July 18, 2001 includes Clinton, Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. The Company owns and operates Subtitle D landfills in Bethlehem, New Hampshire (See Part I, Item 3, `Legal Proceedings') and Coventry, Vermont, and, through a 25-year lease, operates the Clinton County landfill located in Schuyler Falls, New York. In addition, as of July 18, 2001, the Company operated 14 solid waste collection operations, the real estate of nine of which are leased and 5 are owned, 1 liquid waste collection operation, which is owned, 12 transfer stations, the real estate of five of which are leased and seven of which are owned, 4 recycling facilities, the real estate of three of which are leased and one of which is owned and one leased transportation operation.

Eastern Region

The Eastern Region consists of Maine, southeastern New Hampshire, eastern Massachusetts and northern Rhode Island. The Company owns the SERF landfill located in Hampden, Maine, which disposes of ash, construction and demolition debris, special waste and front end processing residue primarily from the state of Maine. The Company has contracted to fill the Town of Woburn, Massachusetts landfill to grade and then complete final closure. In addition, at July 18, 2001, the Company operated 10 collection operations, the real estate at six of which are leased and four of which are owned, 13 recycling facilities, the real estate of four of which are leased and nine of which are owned, and 8 transfer stations, the property of four of which are leased and four of which are owned and collected solid waste from commercial, industrial and residential customers in the Eastern Region. The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste.

Western Region

The Western Region is comprised of upstate New York (including Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown and Olean) and northern Pennsylvania (Wellsboro, PA). At July 18, 2001 the Company operated 10 transfer stations, all of which are owned, 2 recycling facilities, all of which are owned, 13 collection operations, all of which are owned and collected solid waste from commercial, industrial and residential customers in the Western Region. The Company owns a Subtitle D permitted landfill, the Hyland facility, in Angelica, New York, which serves the western upstate portion of the New York waste shed (See Part I, Item 3, `Legal Proceedings'). The Company also has 2 landfills permitted to accept construction and demolition materials, the Hakes landfill, in Painted Post, New York, owned by the Company and air space leased at the Schultz landfill, in Cheektowaga, New York.

FCR Recycling

FCR Recycling ("FCR" or "Recycling") includes residential recycling and the brokerage operations.

Residential recycling comprises 19 Material Recycling Facilities ("MRF"), two of which are owned and 17 of the facilities of which are leased, located in Stratford and Hartford, Connecticut; Charlotte and Greensboro, North Carolina; Camden and Mine Hill, New Jersey; Lee County, Sarasota and West Palm Beach, Florida; Memphis, Tennessee; Athens, Georgia; Ann Arbor and Saginaw, Michigan; Claverack, New York; Greenville, South Carolina; Alexandria, Virginia; Windham, New Hampshire; and Boston and Auburn, Massachusetts. These facilities accept mainly blue box recyclables from municipalities and other waste haulers for processing. The brokerage operations of FCR, located in Lakewood, New Jersey, as well as satellite offices in California and Maine, sell the processed recyclables, (principally paper and cardboard, as well as materials purchased from others), both domestically and overseas.

Operations

The following is a description of the Company's operations.

Landfills

The Company currently owns four Subtitle D landfill operations and operates a fifth Subtitle D landfill under a 25-year lease arrangement with a county. All of the Company's operating Subtitle D landfills include leachate collection systems, groundwater monitoring systems and, where required, active methane gas extraction and recovery systems. In addition to these landfills, the Company owns two landfills permitted to accept only construction and demolition materials ("C&D landfills"). These C&D landfills, depending on the state in which they are located, are typically constructed to different regulatory standards than Subtitle D landfills, reflecting the inert nature of the materials deposited in them.

During the fiscal year ended April 30, 2001, approximately 55% of the waste volumes received by the Company's landfills were from the Company's hauling divisions or transfer stations.

The following table provides certain information regarding the landfills that the Company operates. All of such information is provided as of July 18, 2001.

                                                                                       Estimated
                                                               Estimated             in Permitting
                                                          Total Remaining                Process
                                                          Permitted Capacity            Capacity
            Landfill                  Location                (Tons)(1)              (Tons) (1)(2)
            --------                  --------                ---------              -------------
Clinton County (3)..............   Schuyler Falls, NY           478,000                1,112,000
Waste USA ......................   Coventry, VT                 1,509,000                  -0-
SERF ...........................   Hampden, ME                1,315,378                1,850,000
NCES............................   Bethlehem, NH                555,000                    -0-
Hyland..........................   Angelica, NY                 1,575,600                  -0-
Hakes(C&D)......................   Campbell, NY               1,146,332                    -0-

(1) The Company converts estimated remaining permitted capacity and capacity in permitting process from cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill.

(2) Represents capacity for which the Company has begun the permitting process. Does not include additional available capacity at the site for which permits have not yet been sought.

(3) Operated pursuant to a capital lease expiring in 2021.


Portland, New York, was closed during the year ended April 30, 2001

The Company also owns and/or operated five unlined landfills, which are not currently in operation. All of these landfills have been closed and capped to environmental regulatory standards by the Company. One of the unlined landfills, a municipal landfill which is adjacent to the Subtitle D Clinton County landfill being operated by the Company, was operated by the Company from July 1996 through July 1997. The Company completed the closure and capping activities at this landfill in September 1997, and is indemnified by Clinton County for environmental liabilities arising from such landfill prior to the Company's operation.

The Company regularly monitors the available permitted in-place disposal capacity at each of its active landfills and evaluates whether to seek to expand this capacity. In making this evaluation, the Company considers various factors, including the volume of solid waste projected to be disposed of at the landfill, the size of the unpermitted capacity included in the landfill, the likelihood that the Company will be successful in obtaining the approvals and permits required for the expansion and the costs that would be involved in developing the expanded capacity. The Company also considers on an ongoing basis the extent to which it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams at a particular landfill or to seek other permit modifications.

Once the permitted capacity of a particular landfill is reached, the landfill must be closed and capped, and post-closure care started, if additional capacity is not authorized. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the anticipated useful life of each landfill.

Solid Waste Collection

The Company's 38 solid and liquid waste collection operations served over 500,000 commercial, industrial and residential customers at July 18, 2001. During fiscal 2001, approximately 53% of the solid waste collected by the Company was delivered for disposal at its landfills. The Company's collection operations are generally conducted within a 125-mile radius of a Company landfill. A majority of the Company's commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

Transfer Station Services

The Company operated 30 transfer stations as of July 18, 2001. The transfer stations receive, compact and transfer solid waste collected primarily from the Company's various collection operations to larger Company-owned vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by: (i) increasing the size of the waste shed which has access to the Company's landfills; (ii) reducing costs by improving utilization of collection personnel and equipment; and (iii) building relationships with municipalities that may lead to future business opportunities, including privatization of the municipalities' waste management services.

Recycling Services

The Company has sought to position itself to provide recycling services to customers who are willing to pay for the cost of the recycling service. Depending on the terms of each customer contract and the level of recovered material commodity prices, the proceeds generated from reselling the recycled materials are usually shared between the Company and the respective customer. In addition, the Company has adopted a pricing strategy of charging collection and processing fees for recycling volume collected from its customers.

As of July 18, 2001 the Company operated 19 recycling processing facilities throughout the three geographic regions. The Company processes more than 20 classes of recyclable materials originating from the municipal solid waste stream, including cardboard, office paper, containers and bottles. The Company's regional recycling operations, as they relate to the three geographic regions, are concentrated principally in Vermont, which is in the Central Region, as the public sector in other states in the Company's service area has generally taken primary responsibility for recycling efforts.

FCR Recycling

The residential recycling segment is comprised of 19 recycling facilities, 17 of which are leased and two of which are owned, that process and market recyclable materials under long-term contracts with municipalities and commercial customers. Additionally, the residential recycling segment operates one leased transfer station. The recyclable materials consist principally of old newspapers, old corrugated containers, mixed paper and commingled bottles and cans consisting of plastic, glass, steel and aluminum. This line of business segment provides residential recycling, processing and marketing services.

A significant portion of the material provided to the residential recycling segment is delivered pursuant to long-term contracts with municipal customers. The contracts generally have a term of five to ten years and expire at various times between 2002 and 2018. The terms of each of the contracts vary, but all the contracts provide that the municipality or a third party delivers materials to the Company's facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, the Company pays or charges the municipality a fee for each ton of material delivered. Some contracts contain revenue sharing arrangements under which the Company pays the municipality a specified percentage of the revenues from the sale of the recovered materials.

The residential recycling segment derives a significant portion of its revenues from the sale of recyclable materials. The resale and purchase prices of the recyclable materials, particularly newspaper, corrugated containers, plastic, ferrous and aluminum, can fluctuate based upon market conditions. The Company uses long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper and aluminum metals. Under such contracts, the Company obtains a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process. In fiscal 2001, 35% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under these long-term contracts.

The brokerage operation is comprised of one location in New Jersey and satellite offices in California and Maine, all of which are leased. The brokerage operation derives all of its revenues from the sale of recyclable materials, predominately old newspaper, old corrugated cardboard, mixed paper and office paper. This segment markets in excess of 800,000 tons per year of various paper fibers both domestically and overseas. The ability to market volumes of this quantity allows the segment to reach more markets and receive top industry pricing.

The brokerage operation plays an integral part in securing mill contacts and long-term contracts for Residential Recycling. The predominate type of paper fibers that Brokerage handles comprises approximately 59% of the total material that the Residential Recycling segment markets within a year. This marketing of similar materials allows both business segments to negotiate more favorable long-term fiber contracts.

Other

The Company operates three biofuel facilities, two of which are owned and one of which is leased, in Martinsville, Virginia. These facilities use biomass and coal to produce steam for sale to industrial users under long-term contracts. The largest of these plants, Martinsville, Virginia, was closed in December 1999 pursuant to that plant's only customer going out of business.

The Company owns a 60% limited partnership interest in American Ash Recycling of Tennessee LP, a limited partnership that operates a permitted municipal waste combustor ash recycling facility in Nashville, Tennessee. This facility, which commenced operations in 1993, is the first commercially operational municipal waste combustor ash recycling facility in the United States.

Timber Energy Resources, Inc., located in Telogia, Florida, uses biomass waste as its source of fuel for the production of electricity for sale to the local electric utility. The Company also operates one wood processing facility, Timber Chip, a part of Timber Energy Resources, Inc. in Cairo, Georgia. The sale of Timber is being negotiated and the net assets are recorded as assets held for sale.

US GreenFiber LLC

The Company entered into a joint venture agreement with Louisiana-Pacific Corp. to combine their respective cellulose insulation businesses into a single operating entity effective August 1, 2000. The new company, known as U.S. GreenFiber LLC, is an equally-owned joint venture formed through the combination of Louisiana-Pacific's GreenStone Industries, Inc. and the Company's U.S. Fibers, Inc. operations.

GreenFiber is a high quality, low cost provider of cellulose insulation with national manufacturing and distribution capability. Based in Charlotte, NC, GreenFiber sells nationwide to contractors, manufactured home builders and retailers and has nine manufacturing facilities located in Atlanta, Georgia; Charlotte, N. Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; and Waco, Texas.

Competition

The solid waste services industry is highly competitive; it has undergone a long period of consolidation, and requires substantial labor and capital resources. The Company competes with numerous solid waste management companies, several of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than the Company. Certain of the Company's competitors are large national companies that may be able to achieve greater economies of scale than the Company. The Company also competes with a number of regional and local companies. In addition, the Company competes with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over the Company due to the availability of user fees, charges or tax revenues and tax-exempt financing.

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

The residential recycling industry is highly competitive and requires substantial capital resources and prior experience to bid on municipal contracts. Competition is both national and regional in nature. Some of the markets in which the Company competes are served by one or more of the large national solid waste companies including, Waste Management, Allied Waste and Republic Services, as well as numerous regional and local competitors that offer competitive prices and quality service.

The Company's waste paper brokerage business faces extensive competition. Principal attributes of these markets contributing to such competition are industry-wide overcapacity and continual price pressures.

The insulation industry is highly competitive and requires substantial capital and labor resources. In its insulation manufacturing activities, the Company's joint venture with Louisiana-Pacific primarily competes with manufacturers of fiberglass insulation such as Owens Corning, Certainteed and Schuller International. These fiberglass insulation manufacturers have a significant market share and are substantially better capitalized than the Company.

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

Employees

The Company employs approximately 3,200 persons. Certain of the Company's employees are covered by collective bargaining agreements. The Company believes relations with its employees to be satisfactory.

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

The Company carries a range of insurance intended to protect its assets and operations, including a commercial general liability policy and a property damage policy. A partially or completely uninsured claim against the Company (including liabilities associated with cleanup or remediation at its facilities), if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair the Company's ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage.

Effective July 1, 1999, the Company established a captive insurance company, `Casella Insurance Company', through which it is self-insured for workman's compensation and, effective May 1, 2000 automobile coverage. The Company's maximum exposure under this plan is $250,000 per individual event with no aggregate limit, after which reinsurance takes effect and limits the Company's exposure.

Municipal solid waste collection contracts and landfill closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining performance or surety bonds or letters of credit. If the Company were unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Customers

Under the terms of its contracts, Maine Energy must sell all of the electricity generated at its facilities to Central Maine Power, an electric utility.

The recycling segment processing facilities provide recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities. The Company acts as a broker of products, including recyclable material processed at facilities operated by the residential recycling segment, principally to paper and box board manufacturers in the United States, Canada, the Pacific Rim, Europe and South America.

The Company's cellulose insulation joint venture, US GreenFiber LLC, sells its products to manufacturers of manufactured homes, insulation contractors, and retail home improvement stores throughout the United States.

Raw Materials

Maine Energy received 31% of its solid waste in fiscal 2001 from 18 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts.

The residential recycling segment received 45% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs be delivered to a facility that is owned or operated by the Company. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The primary raw material for the Company's insulation joint venture is newspaper collected from residential recycling programs, including those operated by the Company's residential recycling segment. In fiscal 2001, the cellulose insulation joint venture received 24% of the newspaper used by it from the residential recycling segment. It purchased the remaining newspaper from municipalities, commercial haulers, and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

Seasonality

The Company's transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:
(i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (ii) decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically results in increased operating costs to many of the Company's operations.

The recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the facilities located in Florida experience increased volumes of recyclable materials during the winter months, followed by decreases in the summer months in connection with seasonal changes in population.

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

In order to transport, process incinerate, or dispose of solid waste, it is necessary for the Company to possess and comply with one or more permits from Federal, state and/or local agencies. The Company must review these permits periodically, and the permits may be modified or revoked by the issuing agency.

The principal Federal, state and local statutes and regulations applicable to the Company's various operations are as follows:

The Resource Conservation and Recovery Act of 1976 ("RCRA")

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they (i) either (a) are specifically included on a list of hazardous wastes, or
(b) exhibit certain characteristics defined as hazardous, and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to more extensive regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

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

The Federal Water Pollution Control Act of 1972

The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), regulates the discharge of pollutants into the "waters of the United States" from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, "solid waste management facilities"). If run-off or collected leachate from the Company's solid waste management facilities, or process or cooling waters generated at one of the Company's waste-to-energy facilities, is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off, leachate, or process or cooling water is discharged to a treatment facility that is owned by a local municipality. Numerous states have enacted regulations, which are equivalent to the Clean Water Act, and which also regulate the discharge of pollutants to groundwater. Finally, virtually all solid waste management facilities must comply with the EPA's storm water regulations, which are designed to prevent contaminated storm water run-off from flowing into surface waters.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA")

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. In addition, CERCLA also imposes liability for the costs of evaluating and addressing damage done to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be based on the existence of any of more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

The Clean Air Act

The Clean Air Act, generally through state implementation of Federal requirements, regulates emissions of air pollutants from certain landfills based upon the date the landfill was constructed and the annual volume of emissions. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas where levels of regulated pollutants exceed certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

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

The Occupational Safety and Health Act of 1970 ("OSHA")

OSHA establishes employer responsibilities and authorizes the Occupational Safety and Health Administration to promulgate occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to the Company's operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

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

Energy and Utility Regulation

Each of the Company's waste-to-energy facilities has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA exempts qualifying facilities from most Federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility's full "avoided cost".

The Company's waste-to-energy business is dependent upon its ability to sell the electricity generated by each of its facilities to an electric utility (or, in certain instances, a third party such as an energy marketer). Those purchases generally occur under long-term power purchase agreements, some of which will expire in the near future. There is no guarantee that new agreements will replace those that expire, or that any new agreement will contain a purchase price, as favorable as the one in the expiring agreement. Additionally, in the event that the electric utility industry in a state where the Company generates electricity is deregulated in the future, it is possible that the applicable regulatory agency will require that an existing agreement be renegotiated (the resulting agreement may be less favorable to the Company) or transferred to a third party.

Executive Officers and Other Key Employees of the Company

The executive officers and other key employees of the Company, their positions, and their ages as of July 31, 2001 are as follows:

              Name             Age       Position
              ----             ---       --------
Executive Officers
------------------
John W. Casella                50        Chairman, Chief Executive Officer and
                                         Secretary

James W. Bohlig                55        President and Chief Operating Officer,
                                         Director

Richard A. Norris (1)          58        Senior Vice President and Chief
                                         Financial Officer, Treasurer

Charles E. Leonard             47        Senior Vice President, Solid Waste
                                         Operations


Other Key Employees
-------------------
Michael Brennan                43        Vice President and General Counsel

Christopher M. DesRoches       43        Vice President, Sales and Marketing

Sean Duffy                     41        Regional Vice President

Joseph S. Fusco                37        Vice President, Communications

James M. Hiltner               37        Regional Vice President

Michael Holmes                 46        Regional Vice President

Larry B. Lackey                40        Vice President, Permits, Compliance and
                                         Engineering

Alan N. Sabino                 41        Regional Vice President

Gary Simmons                   51        Vice President, Fleet Management


(1) Effective July 31, 2001, Jerry S. Cifor will resign from the Company and Richard Norris will assume the position of Senior Vice President, Chief Financial Officer and Treasurer.


John W. Casella has served as Chairman of the Board of Directors since July 2001 and as Chief Executive Officer the Company since 1993. Mr. Casella served as President from 1993 to July, 2001 and as Chairman of the Board of Directors from 1993 to December 1999. In addition, Mr. Casella has been Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella has actively supervised all aspects of Company operations since 1976, sets overall corporate policies, and serves as chief strategic planner of corporate development. Mr. Casella is also an executive officer and director of Casella Construction, a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions including the Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governor of Vermont on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College.

James W. Bohlig has served as President since July 2001 and as Chief Operating Officer since 1993 with primary responsibility for business development, acquisitions and operations. Mr. Bohlig also served as Senior Vice President from 1993 to July 2001. Mr. Bohlig has served as a director of the Company since 1993. From 1989 until he joined the Company, Mr. Bohlig was Executive Vice President and Chief Operating Officer of Russell Corporation, a general contractor and developer based in Rutland, Vermont. Mr. Bohlig is a licensed professional engineer. Mr. Bohlig holds a Bachelor of Science in Engineering and Chemistry from the U.S. Naval Academy, and is a graduate of the Columbia University Management Program in Business Administration.

Richard Norris has served as Senior Vice President, Chief Financial Officer, Treasurer since July 2001. He joined the Company in July 2000 as Vice President and Corporate Controller. From 1997 to July 2000, Mr. Norris served as Vice President and Chief Financial Officer for NexCycle, Inc., a processor of secondary materials. From 1986 to 1997, he served as Vice President of Finance, US Operations for Laidlaw Waste Systems, Inc.

Charles E. Leonard joined the Company in July 2001 as Senior Vice President, Solid Waste Operations. From December 1999 until he joined the Company, he acted as a consultant to several corporations, including Allied Waste Industries, Inc. From November 1997 to December 1999, he was Regional Vice-President for Service Corporation International, a provider of death-care services. From August 1988 to January 1997, he served as Senior Vice President, US Operations with Laidlaw Waste Systems, Inc. From June 1978 to July 1988, Mr. Leonard was employed by Browning-Ferris Industries in various management positions. Mr. Leonard is a graduate of Memphis State University with a Bachelor of Arts in Marketing.

Michael Brennan joined the company in July 2000 as Vice President and General Counsel. From July 1998 to July 2000, he served as Associate General Counsel for Waste Management, Inc. From January 1996 to July 1998, he served as Senior Counsel and from March 1993 to January 1996, he served as Environmental Counsel for Waste Management, Inc.

Christopher M. DesRoches has served as Vice President, Sales and Marketing of the Company since November 1996. From January 1989 to November 1996, he was a regional vice president of sales of Waste Management, Inc. Mr. DesRoches is a graduate of Arizona State University.

Sean Duffy has served as regional Vice President of the Company since December 1999. From January 1999 to present, Mr. Duffy served as President of FCR, Inc., which he co-founded in 1983 and which is now a wholly-owned subsidiary of the Company. From May 1983 to July 1992, Mr. Duffy served as Chief Operating Officer of FCR and from August 1992 to December 1998 as Executive Vice President of FCR. From May 1998 to May of 2001, Mr. Duffy also served as President of FCR Plastics, Inc., a subsidiary of FCR, Inc.

Joseph S. Fusco has served as Vice President, Communications of the Company since January 1995. From January 1991 through January 1995, Mr. Fusco was self-employed as a corporate and political communications consultant. Mr. Fusco is a graduate of the State University of New York at Albany.

James M. Hiltner has served as Regional Vice President of the Company since March 1998. From 1990 to March 1998, Mr. Hiltner held various positions at Waste Management, Inc. including region president from July 1996 through March 1998, where his responsibilities included overseeing waste management operations in upstate New York and northwestern Pennsylvania, a division president from April 1992 through July 1996 and a general manager from November 1990 through April 1992.

Michael Holmes has served as a Regional Vice President of the Company since January 1997. From November 1995 to January 1997, Mr. Holmes was Vice President of Superior Disposal Services, Inc., which was acquired by the Company in January 1997. From November 1993 to November 1995, he was Superintendent of Recycling and Solid Waste for the Town of Weston, Massachusetts Solid Waste Department where he managed all aspects of the town's recycling and solid waste services. From June 1983 to October 1992, he served as the Division Manager of all divisions in the Binghamton, N.Y. area and the Boston, Massachusetts's area for Laidlaw Waste Services, Inc. Mr. Holmes is a graduate of Broome Community College.

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

ITEM 2. PROPERTIES

At July 18, 2001, the Company owned and/or operated five subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 21 of which are owned and 9 of which are leased, 38 hauling operations, 22 of which are owned and 16 of which are leased, 40 recyclable processing facilities, 18 of which are owned and 22 of which are leased, one owned power generation facility, and utilized 14 corporate office and other administrative facilities, two of which are owned and 12 of which are leased. The Company's landfill operations are described in Item 1.

Other than the foregoing, at July 18, 2001 the principal fixed assets used by the Company in its solid waste collection and landfill operations included approximately 1,935 collection vehicles, 460 pieces of heavy equipment and 353 support vehicles.

ITEM 3. LEGAL PROCEEDINGS

On or about October 30, 1997, Mr. Matthew M. Freeman commenced a civil lawsuit against the Company and two of its officers and directors in Vermont Superior Court. Mr. Freeman claimed to have performed services for the Company prior to 1995 and in his lawsuit was seeking a three-percent equity interest in the Company or the monetary equivalent thereof, as well as punitive damages. On February 14, 2001, the Company settled the litigation for $350,000 in cash and the issuance of 25,000 stock options.

The Company's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), was a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The Grafton Superior Court ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least within 51 acres of NCES's 87-acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the Supreme Court denied the Town's appeal.

On or about December 7, 1999, Earth Waste Systems, Inc., Kevin Elnicki and Frank Elnicki filed a civil lawsuit against the Company, two of the Company's officers and directors, and a former employee in Vermont State Court, Rutland County. The plaintiffs alleged that the Company and the individual defendants breached contractual obligations and engaged in other wrongdoing related to, among other things, a now terminated scrap metal agreement. Plaintiffs were seeking monetary damages, including punitive damages, in an unspecified amount. In April 2001, the Company settled the litigation for $1,000,000 plus free disposal for 2000 tons of contaminated soil.

The Company brought an action against the Town of Hampden, Maine to set aside the Town's efforts to block the Company's construction of approximately 3,100,000 tons of capacity, for which the Company had been granted a permit by the State of Maine. On October 20, 2000, the Penobscot County Superior Court in Bangor, Maine granted the Company's motion for summary judgment, remanding the matter to the Hampden Board of Appeals to grant the Company a license to expand. On March 28, 2001, the Hampden Board of Appeals granted the license to expand.

On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleged breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleged that KTI inaccurately reported its financial results for the first nine months of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser was seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000, and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser was also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 20,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports. A settlement conference took place in March 2001 and the parties have reached a settlement in principal in the amount of $295,000.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's nine month report on Form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. The Plaintiffs are seeking undisclosed damages. The Company believes it has meritorious defenses to these complaints. The Court has consolidated the Russo and Miller complaints, and plaintiffs filed a consolidated amended complaint on June 15, 2000. By papers dated August 31, 2000, KTI and the other defendants moved to dismiss the Russo Complaint for failure to state a claim. Following full briefing, on March 12, 2001, the District Court denied defendants' motion without prejudice and directed plaintiffs to file an amended complaint within thirty days. On April 21, 2001, the plaintiffs filed the Second Consolidated Amended Class Action Complaint. By papers served May 31, 2001, the defendants moved to dismiss that latest Complaint. The parties have agreed to delay the deadline for plaintiffs' responsive papers pending a one day mediation currently scheduled for October 12, 2001.

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

On January 7, 2000, the City of Saco, Maine filed a notice of claims with the Company and Maine Energy claiming entitlement to certain "residual cancellation" payments from Maine Energy under the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy on the basis of the satisfaction of certain conditions, including the acquisition of KTI by the Company. The notice of claims alleges that the payments due to Saco exceed $33 million, claims damages in such amounts for breach of contract, breach of fiduciary duties and fraud and also claims treble damages of $100 million based on alleged fraudulent transfer of Maine Energy's assets. The notice also reserves the right to seek punitive damages. Although the City of Biddeford, Maine has not filed a notice of claims, it has given notice that it will be initiating a suit to receive the residual cancellation payments. Under the agreement, the aggregate amount to be paid upon the exercise of the put right is 18% of the fair market value of the equity of the partners in Maine Energy, and such amount is required to be paid within 120 days after the exercise of the put by the respective parties entitled thereto. The Company believes it has meritorious defenses to these claims.

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and three of KTI's principal officers, Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett. The complaint purported to be on behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The Complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999. The Company has filed a motion to dismiss, which remains pending. The Company is reviewing the claims made by the plaintiffs.

On or about December 19, 2000, a complaint was filed in the Superior Court of New Jersey against the Company, Seaglass, Inc., KTI Recycling of New Jersey, Inc., Oakhurst Company, Inc., and Marty Sergi. The complaint alleges that Fred Devlin was not paid his "Tagalong Payment" when KTI, Inc. sold its 80% interest in Seaglass, Inc. to New Heights Power & Recovery, LLC and that his employment agreement was breached when he was terminated. The Company has filed a motion to compel arbitration, which resulted in dismissal of the complaint and the initiation of arbitration proceedings. The parties are currently in the arbitrator selection stage of the process. The Company believes that it has meritorious defenses to these claims.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County Landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and is exploring settlement possibilities with the State. The Company believes that it has meritorious defenses to these claims.

On or about June 18, 2001, the Company received a demand for damages from Daniel and Douglas Clark related to the merger agreement between the Company and Corning Community Disposal Service, Inc., alleging that the Company breached the agreement by failing to timely register the shares of stock for sale promptly upon receipt of written request. The Clarks allege, that but for the delay of the Company, they would have had an opportunity to sell their stock before the market value declined and that they suffered damages as a result of such delay. The Company believes that it has meritorious defenses to these claims.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2001.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Class A common stock trades on the Nasdaq National Market under the symbol "CWST". The following table sets forth the high and low sale prices of the Company's Class A common stock for the periods indicated as quoted on the Nasdaq National Market.

Period                                            High             Low
------                                            ----             ---
Fiscal 2000
     First quarter .........................     $27.250         $19.063
     Second quarter ........................     $26.625         $12.75
     Third quarter .........................     $19.313         $13.125
     Fourth quarter ........................     $15.438         $5.563

Fiscal 2001
     First quarter .........................     $13.6875        $7.4375
     Second quarter ........................     $12.50          $7.9375
     Third quarter .........................     $9.35           $3.25
     Fourth quarter ........................     $9.50           $5.625

On July 18, 2001, the high and low sale prices per share of the Company's Class A common stock as quoted on the Nasdaq National Market were $13.29 and $12.60, respectively. As of July 18, 2001 there were approximately 577 holders of record of the Company's Class A common stock and two holders of record of the Company's Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares of Class A common stock were held by nonaffiliates except for the shares beneficially held by directors and executive officers of the Company and funds represented by them.

No dividends have ever been declared or paid on the Company's common stock and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company's credit facility restricts the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to the Company's consolidated statements of operations and cash flows for the fiscal years ended April 30, 1999, 2000 and 2001, and the consolidated balance sheets as of April 30, 2000 and 2001 are derived from the Company's consolidated financial statements included elsewhere in this Form 10-K, and the consolidated statements of operations and cash flows data for the fiscal years ended April 30, 1997 and 1998 and the consolidated balance sheet data as of April 30, 1997, 1998 and 1999 are derived from the Company's consolidated financial statements, all of which have been audited by Arthur Andersen LLP. During the year ended April 30, 2001, the Company decided to divest or close certain operations, and has accounted for those operations as discontinued. Accordingly, the Company's financial and operating data for all periods presented have been restated. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and Notes thereto included elsewhere in this Form 10-K.

                           Casella Waste Systems, Inc.
                  Selected Consolidated Financial And Operating
                   Data (In thousands, except per share data)

                                                                     Fiscal Year Ended April 30,
                                                                     ---------------------------
                                                         1997          1998          1999          2000          2001
                                                         ----          ----          ----          ----          ----
Statement of Operations Data:

Revenues                                           $  101,347    $  140,991    $  179,264    $  315,013    $  479,816
Cost of operations                                     63,900        87,567       106,893       195,495       323,703
General and administrative                             15,954        19,155        26,210        40,003        62,612
Depreciation and amortization                          14,913        19,921        25,334        38,343        52,883
Impairment charge                                           -         1,571             -             -        59,619
Restructuring Charge                                        -             -             -             -         4,151
Legal Settlements                                           -             -             -             -         4,209
Other Miscellaneous Charges                                 -             -             -             -         1,604
Merger-Related Costs                                        -           290         1,951         1,490             -
                                                   ----------    ----------    ----------    ----------    ----------
Operating income (loss)                                 6,580        12,487        18,876        39,682       (28,965)

Interest expense, net                                   5,094         7,346         5,564        15,673        38,647
Other expense (income), net                               628          (549)         (353)        2,204        27,360
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) before provision (benefit)
   for income taxes, discontinued operations
   and extraordinary items                                858         5,690        13,665        21,805       (94,972)
Provision (benefit) for income taxes                      718         3,048         7,315        10,615       (12,731)
Income (loss) from discontinued operations                 57           808          (265)       (1,884)       15,448
Estimated loss on disposal of discontinued
   operations, net of income taxes                          -             -             -         1,393         3,846
Extraordinary items, net                                    -             -             -           631             -
                                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)                                          83         1,834         6,615        11,050      (101,535)

Accretion of preferred stock
   and put warrants                                    (8,530)       (5,738)            -             -        (1,970)
                                                   ----------    ----------    ----------    ----------    ----------
Net income (loss) applicable
   to common stockholders                          $   (8,447)   $   (3,904)   $    6,615    $   11,050    $ (103,505)
                                                   ==========    ==========    ==========    ==========    ==========

Basic net income (loss) per common share           $    (1.52)   $    (0.41)   $     0.44    $     0.59    $    (4.46)
                                                   ==========    ==========    ==========    ==========    ==========

Basic weighted average common                           5,548         9,547        15,145        18,731        23,189
   shares outstanding (2)                          ==========    ==========    ==========    ==========    ==========

Diluted net income (loss) per common share         $    (1.52)   $    (0.41)   $     0.41    $     0.57    $    (4.46)
                                                   ==========    ==========    ==========    ==========    ==========

Diluted weighted average common shares                  5,548         9,547        16,019        19,272        23,189
   outstanding (2)                                 ==========    ==========    ==========    ==========    ==========

                           Casella Waste Systems, Inc.
               Selected Consolidated Financial And Operating Data
                                 (In thousands)

                                                                     Fiscal Year Ended April 30,
                                                                     ---------------------------
                                                      1997          1998          1999          2000          2001
                                                      ----          ----          ----          ----          ----
Other Operating Data:

Capital expenditures                               $  (20,050)   $  (29,671)   $  (54,118)   $  (68,575)   $  (61,518)
                                                   ==========    ==========    ==========    ==========    ==========
Other Data:

Cash flows from operating activities               $   17,058    $   19,726    $   37,462    $   48,398    $   63,767
                                                   ==========    ==========    ==========    ==========    ==========

Cash flows from investing activities               $  (53,490)   $  (59,939)   $  (95,690)   $ (155,088)   $  (55,565)
                                                   ==========    ==========    ==========    ==========    ==========

Cash flows from financing activities               $   39,299    $   40,564    $   59,154    $  116,423    $   18,765
                                                   ==========    ==========    ==========    ==========    ==========

Adjusted EBITDA (3)                                $   21,921    $   32,913    $   46,161    $   79,013    $   92,475
                                                   ==========    ==========    ==========    ==========    ==========

Balance Sheet Data:

Cash and cash equivalents                          $    2.794    $    3,087    $    4,195    $    7,788    $   22,001
                                                   ==========    ==========    ==========    ==========    ==========

Working capital (deficit)                          $   (4,453)   $    3,772    $    2,680    $  114,368    $   55,057
                                                   ==========    ==========    ==========    ==========    ==========

Property, Plant and equipment, net                 $   72,215    $   88,518    $  128,374    $  369,261    $  290,537
                                                   ==========    ==========    ==========    ==========    ==========

Total assets                                       $  152,805    $  205,251    $  282,228    $  860,470    $  686,293
                                                   ==========    ==========    ==========    ==========    ==========

Long-term debt, less current maturities            $   80,369    $   82,493    $   86,523    $  437,853    $  350,511
                                                   ==========    ==========    ==========    ==========    ==========

Redeemable preferred stock                         $   31,426    $        -    $        -    $        -    $   57,720
                                                   ==========    ==========    ==========    ==========    ==========

Redeemable put warrants (4)                        $      400    $        -    $        -    $        -    $        -
                                                   ==========    ==========    ==========    ==========    ==========

Total stockholders' equity                         $   35,449    $   85,004    $  148,554    $  274,718    $  172,951
                                                   ==========    ==========    ==========    ==========    ==========

(1) The Company has restated its consolidated statements of operations, consolidated statements of cash flows and consolidated balance sheets to reflect discontinuing certain operations during the year ended April 30, 2001. See Note 7 of the Notes to Consolidated Financial Statements.

(2) Computed on the basis described in Note 1(n) of Notes to Consolidated Financial Statements.

(3) Adjusted EBITDA is defined as operating income plus depreciation and amortization, impairment charge, restructuring charge, legal settlements, other miscellaneous charges, and merger-related costs less minority interest. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities, each as determined in accordance with GAAP. Moreover, Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. The Company believes that Adjusted EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that Adjusted EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service and capital expenditure and working capital requirements. Because Adjusted EBITDA is not calculated by all companies and analysts in the same fashion, the Adjusted EBITDA measures presented by the Company may not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating Adjusted EBITDA data, investors should consider, among other factors: the non-GAAP nature of Adjusted EBITDA data; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's Adjusted EBITDA data to similarly titled measures reported by other companies. For more information about the Company's cash flows, see the Consolidated Statements of Cash Flows in the Company's consolidated financial statements.

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

Casella Waste Systems, Inc. the ("Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily throughout the eastern portion of the United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under its contracts at its wholly owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy"), a waste-to-energy facility. As of July 18, 2001, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 43 recycling processing facilities, 38 solid and liquid waste collection divisions and one power generation facility, as well as a 50% interest in a cellulose insulation joint venture.

In April 2001, the Company's Board of Directors approved a reorganization of certain of the Company's operations. This reorganization consisted of the elimination of various positions and the closure of certain facilities. A restructuring charge was recorded amounting to $4.2 million. At the same time, the Company determined that certain assets (mainly goodwill) were impaired and therefore recorded a charge of $59.6 million to reduce those assets to their estimated fair value. During the year ended April 30, 2001, the Company settled five of its outstanding lawsuits and provided for settlement of four others. The amount charged to income including legal fees was $4.2 million. During the fourth quarter of fiscal 2001, the Company decided to divest or close certain operations. Accordingly, its Tire Processing, Commercial Recycling and Mulch Recycling businesses have been accounted for as discontinued operations. These assets were written down to estimated realizable value. Timber Energy Recovery, Inc., the sale of which is under negotiation, is now accounted for as an asset held for sale.

The Company's revenues have increased from $43.5 million for the fiscal year ended April 30, 1996, to $479.8 million for the fiscal year ended April 30, 2001. From May 1, 1994 through April 30, 2001, the Company acquired 181 solid waste collection, transfer and disposal operations, as well as KTI, Inc. ("KTI") in December 1999. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations. During the three years ended April 30, 2000, the Company acquired eight waste collection, transfer and disposal operations in transactions accounted for as poolings of interests. Under the rules governing poolings of interests, the financial statements of the Company have been restated for all prior years to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all prior periods presented in the accompanying financial statements.

This Form 10-K and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled "Certain Factors That May Affect Future Results". The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

GENERAL
-------
The Company's revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues consist of revenues from the sale of recyclable commodities, operations and maintenance contracts of recycling facilities for municipal customers and recyclable brokering operations.

The Company, through its Recycling segment, provides integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass, municipal solid waste processing and disposal, and brokerage of recycled materials. The Company emphasizes the use of low-cost processing to add value to the waste products delivered. Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, has recognized half of the joint venture's net income/(loss) in the Company's results of operations since that date. In the Other segment, the Company has ancillary assets including specialty waste disposal, ash residue recycling and the generation of electric power and steam.

The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The decrease in the Company's collection revenues as a percentage of total revenues in fiscal 2000 and 2001 is primarily attributable to the effects of the KTI acquisition. Significant recycling and brokerage revenues were added through that acquisition. Because the KTI acquisition closed December 14, 1999, fiscal 2000 includes only a partial year of KTI operations. That fact accounts for most of the changes in 2001 versus the prior year.
                                                  % of Revenues
                                               Year Ended April 30,
                                      --------------------------------------
                                      1999             2000             2001
                                      ----             ----             ----
Collection........................    86.8%            59.8%            46.8%
Landfill/Disposal Facilities......     8.8             14.1             16.3
Transfer..........................     2.6              4.5              7.7
Recycling.........................     0.0              4.4              8.0
Brokerage.........................     0.0             10.2             14.7
Other.............................     1.8              7.0              6.5
                                     ------           ------           ------
Total Revenues....................   100.0%           100.0%           100.0%
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

General and administrative expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with the Company's marketing and sales force and community relations efforts.

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

Certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs directly associated with expansion of existing landfills, are capitalized by the Company. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering costs. The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future. The Company has provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of its landfills (generally for a term of 30 years after final closure) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds. The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

RESULTS OF OPERATIONS
---------------------
The following table sets forth for the periods indicated the percentage relationship that certain items from the Company's consolidated financial statements bear in relation to revenues.
                                                      % of Revenues
                                                   Year ended April 30,
                                               ----------------------------
                                               1999        2000        2001
                                               ----        ----        ----
Revenues                                      100.0%      100.0%      100.0%
Cost of operations                             59.6        62.1        67.5
General and administrative                     14.6        12.7        13.0
Depreciation and amortization                  14.1        12.2        11.0
Impairment Charge                               0.0         0.0        12.4
Restructuring Charge                            0.0         0.0         0.9
Legal Settlements                               0.0         0.0         0.9
Other Miscellaneous Charge                      0.0         0.0         0.3
Merger-Related Costs                            1.1         0.5         0.0
                                              -----       -----       -----

Operating income                               10.6        12.5        (6.0)
Interest expense, net                           3.1         5.0         8.1
Equity loss on investment                       0.0         0.3         5.5
Other (income) expenses, net                   (0.2)        0.4         0.2
Provision for income taxes.                     4.1         3.4        (2.7)
                                              -----       -----       ------
Net income before discontinued operations
   and extraordinary item                       3.6%        3.4%      (17.1)%
                                              ======      ======      =======

Adjusted EBITDA*                               25.8%       25.1%       19.3%
                                              ======      ======      ======

* See discussion and computation of Adjusted EBITDA below.

FISCAL YEAR ENDED APRIL 30, 2001 VERSUS APRIL 30, 2000
------------------------------------------------------

REVENUES:
Revenues increased approximately $164.8 million, or 52.3% to $479.8 million in fiscal 2001 from $315.0 million in fiscal 2000. The impact of businesses acquired, net of divestitures, throughout fiscal 2000 and fiscal 2001, including the KTI acquisition, which was closed in December 1999, resulted in an increase of $154.5 million. The remaining increase of $10.3 million was attributable to internal volume and price growth, including the negative impact of $10.0 million of lower average recyclable commodity prices in fiscal 2001 compared to fiscal 2000.

COST OF OPERATIONS:
Cost of operations increased approximately $128.2 million or 65.6% to $323.7 million in fiscal 2001 from $195.5 million in fiscal 2000. Cost of operations as a percentage of revenues increased to 67.5% in fiscal 2001 from 62.1% in fiscal 2000. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 14.7% of the Company's revenues in fiscal 2001, versus 10.2% in fiscal 2000.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased approximately $22.6 million, or 56.5% to $62.6 million in fiscal 2001 from $40.0 million in fiscal 2000. General and administrative expenses as a percentage of revenues increased to 13.0% in 2001 from 12.7% in fiscal 2000. The increase in general and administrative expenses was primarily the result of acquisitions, principally KTI. In addition, the Company incurred high legal expenses on outstanding litigation against KTI, which the Company assumed in connection with the acquisition of KTI.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $ 14.5 million, or 37.9%, to $52.9 million in fiscal 2001 from $38.3 million in fiscal 2000. Depreciation and amortization expenses as a percentage of revenue decreased to 11% in fiscal 2001 from 12.2% in fiscal 2000. The decrease in depreciation and amortization expenses as a percentage of revenues was primarily attributable to the Company's acquisition of KTI. KTI carried lower depreciation expense as a percentage of revenues (approximately 7%) than the Company's existing operations (approximately 14.5%).

IMPAIRMENT CHARGE:
In the fourth quarter of fiscal 2001, the Company determined that certain assets (mainly goodwill) were impaired and therefore recorded a charge of $59.6 million to reduce those assets to their estimated fair value. The assets impaired mainly arose from the acquisition of KTI.

RESTRUCTURING CHARGE:
In April 2001, the Company incurred a restructuring charge amounting to $4.2 million. This amount was primarily attributable to severance and facility closures. See Note 6 of the Notes to Consolidated Financial Statements.

LEGAL SETTLEMENTS:
During the year, the Company settled five of its outstanding lawsuits and provided for settlement of four others. The amount provided includes associated legal fees. The lawsuits are described under Item 3. Legal Proceedings.

OTHER MISCELLANEOUS CHARGES:
During the year, the Company provided for the recapping of a landfill and for a loss contract.

INTEREST EXPENSE, NET:
Net interest expense increased approximately $23.0 million, or 146.6% to $38.6 million in fiscal 2001 from $15.7 million in fiscal 2000. Interest expense, net, as a percentage of revenues, increased to 8.1% in 2001 from 5.0% in fiscal 2000. The increase in net interest expense as a percentage of revenues is primarily attributable to three factors. They are as follows: (i) higher average debt balance in fiscal 2001, versus fiscal 2000 and (ii) the Company closed on a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 200 basis points over the Company's previous senior credit facility and (iii) this facility was amended twice in 2001, which further increased the cost of borrowing by approximately 60 basis points.

LOSS FROM EQUITY METHOD INVESTMENTS:
This amount comprises two items, the loss from OCI/New Heights ($22.0 million) and the loss from GreenFiber ($4.2 million).

The former amount arises from the Company's 35% ownership of Oakhurst Company, Inc., which was acquired as part of KTI. Oakhurst Company, Inc. owned 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also had a direct ownership interest in New Heights of 12.5%. The charge in the year included writing down this investment to net realizable value.

On July 3, 2001, the Company acquired Oakhurst Company, Inc.'s (OCI) 37.5% interest in New Heights, a promissory note for $1 million and common share purchase warrants, all in exchange for the cancellation of all amounts due from OCI and all equity interests in OCI. As a result of the transaction, the Company now owns a 50% direct interest in New Heights.

The second item relates to GreenFiber, in which, effective August 1, 2000, the Company acquired a 50% interest. The Company's share of GreenFiber's income in the current period was more than offset by the restructuring charge and transition costs incurred in setting up the new business and closing redundant plants, leading to a net loss for the period.

GAIN ON SALE OF WARRANTS:
The Company sold two-thirds of its holding of Bangor Hydro warrants in fiscal 2001.

MINORITY INTEREST:
This amount now represents the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in the Penobscot Energy Recovery Company. Net cash proceeds for the two transactions amounted to $12.0 million.

OTHER (INCOME)/EXPENSE:
Other (income)/expense increased $2.6 million, or 401.4%, to $3.2 million in fiscal 2001 from $0.6 million in fiscal 2000. The other expense in fiscal 2001 is primarily attributable to the loss on sale of certain assets in the fourth quarter ($2.8 million), and the cost of early termination of a letter of credit ($1.4 million).

PROVISION FOR INCOME TAXES:
Provision for income taxes decreased $23.3 million, to $(12.7) million in fiscal 2001 from $10.6 million in fiscal 2000. Provision for income taxes, as a percentage of revenues, decreased to (2.7)% in fiscal 2001 from 3.4% in fiscal 2000. The decrease is primarily due to the Company's loss in fiscal 2001 compared to fiscal 2000. The other primary factors causing provision for income taxes as a percentage of pre-tax net income to vary were (i) the write off of goodwill and recording of the equity loss from OCI/New Heights, which were non deductible and (ii) increased amortization of non-deductible KTI goodwill.

FISCAL YEAR ENDED APRIL 30, 2000 VERSUS APRIL 30, 1999
------------------------------------------------------
REVENUES:
Revenues increased approximately $135.7 million, or 75.7% to $315.0 million in fiscal 2000 from $179.3 million in fiscal 1999. Approximately $121.3 million of the increase was attributable to the impact of businesses acquired during fiscal 1999 and fiscal 2000, including KTI, which was acquired in December 1999. The balance of the increase of approximately $14.4 million was attributable to internal volume and price growth, including the positive impact of higher average recyclable commodity prices in fiscal 2000 compared to fiscal 1999.

COST OF OPERATIONS:
Cost of operations increased approximately $88.6 million, or 82.9%, to $195.5 million in fiscal 2000 from $106.9 million in fiscal 1999. Cost of operations as a percentage of revenues increased to 62.1% in fiscal 2000 from 59.6% in fiscal 1999. The increase in cost of operations as a percentage of revenues was primarily attributable to acquiring KTI's recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%). Brokerage operations comprised approximately 10.2% of the Company's revenues in fiscal 2000, versus 0% in fiscal 1999.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses increased approximately $13.8 million, or 52.6% to $40.0 million in fiscal 2000 from $26.2 million in fiscal 1999. General and administrative expenses as a percentage of revenues decreased to 12.7% in 2000 from 14.6% in fiscal 1999. The decrease in general and administrative expenses as a percentage of revenues was primarily the result of acquiring KTI's recyclable brokerage operations, which carry low general and administrative costs as a percentage of revenues (approximately 6%). The general and administrative cost savings from acquiring KTI also contributed to the lower general and administrative expenses as a percentage of revenues in fiscal 2000.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses increased $13.0 million, or 51.4%, to $38.3 million in fiscal 2000 from $25.3 million in fiscal 1999. Depreciation and amortization expenses as a percentage of revenue decreased to 12.2% in fiscal 2000 from 14.1% in fiscal 1999. The decrease in depreciation and amortization expenses as a percentage of revenues was the result of the Company's acquisition of KTI. KTI carried lower depreciation expense as a percentage of revenues (approximately 7%) than the Company (approximately 14.5%).

MERGER-RELATED COSTS:
These comprise merger-related costs consisting of legal, engineering, accounting and other costs associated with the poolings of interests consummated during fiscal 1999 and fiscal 2000. Four such transactions occurred during fiscal 1999 and two occurred in fiscal 2000, resulting in a decrease of $0.5 million or 23.6%. Merger related costs as a percentage of revenues decreased to 0.5% in fiscal 2000 from 1.1% in fiscal 1999.

INTEREST EXPENSE, NET:
Net interest expense increased approximately $10.1 million, or 181.7% to $15.7 million in fiscal 2000 from $5.6 million in fiscal 1999. Interest expense, net, as a percentage of revenues, increased to 5.0% in 2000 from 3.1% in fiscal 1999. The increase in net interest expense as a percentage of revenues is primarily attributable to two factors. They are as follows: (i) higher average debt balance in fiscal 2000 versus fiscal 1999 and (ii) the Company closed on a new $450 million senior credit facility in December 1999 that raised the Company's borrowing cost by approximately 200 basis points over the Company's previous senior credit facility.

MINORITY INTEREST:
This amount represents the minority owners' interest in the Company's then majority owned subsidiaries, Maine Energy, Penobscot Energy Recovery Company LP and American Ash Recycling of Tennessee, Ltd.

OTHER EXPENSES (INCOME), NET:
Other expense in fiscal 2000 arose from losses on sale of certain assets, while a gain was recorded in the prior period.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased $3.3 million, or 45.1%, to $10.6 million in fiscal 2000 from $7.3 million in fiscal 1999. The increase is primarily due to the Company's increase in profitability in fiscal 2000 compared to fiscal 1999. An additional factor causing income tax expense, as a percentage of pre-tax net income, to vary was poolings of interests resulting in prior period restatements of entities not liable for Federal income tax due to Subchapter S Status.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development, cell construction, and site and cell closure. Because of these needs, the Company has in the past had working capital deficits. The Company had net working capital of $55.0 million at April 30, 2001 compared to net working capital of $114.4 million at April 30, 2000. The main factors accounting for the decrease were the reduction in accounts receivable, mainly due to divestitures, and the exchange of a receivable for assets and the lower level of assets of discontinued operations.

The Company has a $417.5 million revolving line of credit with a group of banks for which BankBoston, N.A. is acting as agent. This line of credit consists of a $280 million Senior Secured Revolving Credit Facility ("Revolver") and a $137.5 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were approximately $45 million at April 30, 2001. The Company entered into two amendments to the credit facilities during the fourth quarter of 2001 pursuant to which the Company's compliance with the covenants under the line of credit has been waived.

On June 28, 2000, the Company entered into an agreement with Berkshire Partners pursuant to which it agreed to sell Berkshire convertible preferred stock, which is convertible into the Company's Class A common stock at $14.00 per share. The Company raised approximately $55.8 million in the transaction, which closed in August 2000.

The Company believes that its cash provided internally from operations together with the Company's available credit facility should enable it to meet its needs for working capital for the next twelve months.

Net cash provided by operations for the fiscal years ended April 30, 2001 and April 30, 2000 amounted to $63.8 million and $48.4 million, respectively. Although the Company experienced a net loss in 2001, it included a significant number of non-cash items including the loss from discontinued operations, equity losses in non-consolidated affiliates and the impairment charge.

For fiscal 2001 and fiscal 2000, cash used in investing activities was $55.6 million and $155.1 million, respectively. The year 2000 included the acquisition of KTI, while acquisitions closed in 2001 were much smaller. That decrease was partially offset by proceeds from divestitures and the proceeds from sale of the Bangor Hydro warrants. Additions to fixed assets also decreased. For fiscal 1999, cash used in investing activities was $95.7 million.

For fiscal 2001 and fiscal 2000, the Company's financing activities provided cash of $18.8 million and $116.4 million, respectively. The net cash provided by financing activities in the fiscal years ended April 30, 2001 and 2000 primarily reflects borrowings on the Company's credit facility, partially offset by repayments.

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

The Company's business is located mainly in the eastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. The Company is unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on May 1, 2001. The adoption of these rules did not have a material impact on the consolidated results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002 or 2003. However, the Company believes that the impact, when ultimately determined, could have a significant adverse effect on the Company's carrying value of certain long-term assets (mainly goodwill).

ADJUSTED EBITDA
---------------
Adjusted EBITDA represents operating income (earnings before interest and taxes, or "EBIT") plus depreciation and amortization expense, impairment charge, restructuring charge, legal settlements, other miscellaneous charges and merger-related costs less minority interest. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, but is provided because the Company understands that certain investors use this information when analyzing the financial position and performance of the Company.

                                             FISCAL YEAR ENDED APRIL 30,
                                          --------------------------------
                                          1999          2000          2001
                                          ----          ----          ----
Operating Income (loss)              $  18,876     $  39,682     $ (28,965)
Depreciation and Amortization           25,334        38,343        52,883
Impairment charge (i)                        0             0        59,619
Restructuring Charge (ii)                    0             0         4,151
Legal Settlements (iii)                      0             0         4,209
Other Miscellaneous Charges                  0             0         1,604
Merger-Related Costs                     1,951         1,490             0
Minority interest                            0          (502)       (1,026)
                                     ---------     ---------     ---------
Adjusted EBITDA                      $  46,161     $  79,013     $  92,475
                                     =========     =========     =========
EBITDA as a percentage of revenues       25.8%         25.1%         19.3%
                                     =========     =========     =========

(i) See Note 1(l) of Notes to Consolidated Financial Statements.
(ii) See Note 6 of Notes to Consolidated Financial Statements.
(iii) See Note 5 of Notes to Consolidated Financial Statements.

Analysis of the factors contributing to the change in Adjusted EBITDA is included in the discussions above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time.

WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING KTI'S OPERATIONS AND ASSETS.

We acquired KTI on December 14, 1999. Since that time, we have experienced difficulties in integrating the operations of KTI and these difficulties have caused us to revise our publicly disclosed projections. There can be no assurance that we will not continue to experience difficulties in integrating KTI's operations effectively. Among other matters, in connection with the KTI acquisition we assumed certain obligations to finance and support a tire recycling operation. Although we are seeking to sell or otherwise reduce our commitment to these operations, we cannot assure you that the recycling operation will not continue to divert management and other resources until the operations are sold. At April 30, 2001, this asset was written down to realizable value and treated as an asset held for sale.

OUR INCREASED LEVERAGE MAY IMPACT OUR ABILITY TO MAKE FUTURE ACQUISITIONS.

As a result of the acquisition of KTI and the increase in our credit facility, our indebtedness has increased substantially. This increased indebtedness has resulted in increased borrowing costs, which have adversely impacted our operating results. In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company's ability to incur additional indebtedness, and thereby may limit the acquisition program.

WE MAY NOT BE SUCCESSFUL IN MAKING ACQUISITIONS, WHICH COULD LIMIT OUR FUTURE GROWTH.

Our strategy envisions that a substantial part of our future growth will come from making acquisitions. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Any of these acquisitions may be of significant size and may include assets that are outside our geographic territories or businesses that are ancillary to our core business strategy. In addition, due to the increased consolidation of the solid waste industry and our current size, we cannot assure you that we will be able to make acquisitions in the future at a rate consistent with our historical growth rate.

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

We also believe that a significant factor in our ability to close acquisitions will be the attractiveness of our Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our Class A common stock compared to the equity securities of our competitors. The recent volatility in the market price of our Class A common stock could materially adversely affect our acquisition program.

ENVIRONMENTAL REGULATIONS COULD SUBJECT US TO FINES, PENALTIES AND LIMITATIONS ON OUR ABILITY TO EXPAND.

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

We have grown through acquisitions, and we have tried to evaluate and address environmental risks and liabilities presented by newly acquired businesses as we have identified them. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we would expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. Some of the legal sanctions to which we could become subject could cause us to lose a needed permit, or prevent us from or delay us in obtaining or renewing permits to operate our facilities. The number, size and nature of those liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY CHANGING PRICES OR MARKET REQUIREMENTS FOR RECYCLABLE MATERIALS.

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

THE SEASONALITY OF OUR REVENUES COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

The Company's transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:
(i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (ii) decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions could result in increased operating costs to some of the Company's operations.

The recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the facilities located in Florida experience increased volumes of recyclable materials during the winter months, followed by decreases in the summer months in connection with seasonal changes in population.

The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shut downs.

OUR BUSINESS IS GEOGRAPHICALLY CONCENTRATED AND IS THEREFORE SUBJECT TO REGIONAL ECONOMIC DOWNTURNS.

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

MAINE ENERGY MAY BE REQUIRED TO MAKE A PAYMENT IN CONNECTION WITH THE PAYOFF OF THE MAINE ENERGY BONDS WHICH EXCEEDS THE AMOUNT OF THE LIABILITY WE RECORDED IN CONNECTION WITH THE KTI AQUISITION.

Under the terms of a waste handling agreement among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy, Maine Energy may be required, following the date on which the bonds financing Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy to the respective municipalities party to that agreement. In connection with the acquisition of KTI, the Company estimated the fair market value of Maine Energy as of the date the bonds are assumed to be paid in full, and recorded a liability equal to 18% of such amount. We cannot assure you that our estimate of the fair market value of Maine Energy will prove to be accurate, and in the event we have underestimated the value of Maine Energy, we could be required to recognize unanticipated charges, in which case our financial condition, results of operations and liquidity could be materially adversely affected.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THE HIGHLY COMPETITIVE SOLID WASTE SERVICES INDUSTRY.

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

Our insulation manufacturing joint venture with Louisiana-Pacific competes with other parties, some of which have substantially greater resources than we do, which they could use for product development, marketing or other purposes to our detriment.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE NEGATIVELY AFFECTED IF WE INADEQUATELY ACCRUE FOR CLOSURE AND POST-CLOSURE COSTS.

We have material financial obligations relating to closure and post-closure costs of our existing landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. In addition to the landfills we currently operate, we own four unlined landfills which are not currently in operation. We have provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after final closure of a landfill. We cannot assure you that our financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on our financial condition and results of operations.

WE COULD BE PRECLUDED FROM ENTERING INTO CONTRACTS OR OBTAINING PERMITS IF WE ARE UNABLE TO OBTAIN THIRD PARTY FINANCIAL ASSURANCE TO SECURE OUR CONTRACTUAL OBLIGATIONS.

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

WE MAY BE REQUIRED TO WRITE-OFF CAPITALIZED CHARGES IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR EARNINGS.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD EXCLUSIVELY BY JOHN
W. CASELLA AND DOUGLAS R. CASELLA.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At July 18, 2001, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our chairman and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding at July 18, 2001, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 34.2% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to interest rate fluctuation risk with regards to its variable rate revolving credit facility. To modify the risk from these possible interest rate fluctuations, the Company enters into hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

At April 30, 2001, the Company has entered into six interest rate swap agreements (the "Swap Agreements") with two banks. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its revolving credit facility from a floating rate to a fixed rate. The Swap Agreements effectively fix the Company's interest rate on the notional amount of $250.0 million, at rates from 5.19375% to 6.875%. Net monthly payments or monthly receipts under the Swap Agreements are recorded as adjustments to interest expense. In addition, in the event of non-performance by the counterparties, the Company would be exposed to interest rate risk on the entire balance in the event the variable interest rate paid was to exceed the fixed rate paid under the terms of the Swap Agreements. If interest rates changed by 100 basis points, the impact on the Company would be an increase or decrease in annual interest expense of approximately $1.0 million. The fair market value of the swaps is estimated at a loss of $6.9 million as of April 30, 2001.

The remainder of the Company's debt is at fixed rates and not subject to interest rate risk.

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company's commodity exposure, the Company enters into hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on the company's revenue is estimated at $6.6 Million.

At April 30, 2001, the Company has entered into several contracts for newsprint, cardboard and aluminum. The estimated fair market value of these contracts at April 30, 2001 amounted to $1.8 million.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. (a Delaware corporation) and subsidiaries as of April 30, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

/s/  Arthur Andersen LLP

Boston, Massachusetts
July 19, 2001

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       April 30,      April 30,
ASSETS                                                   2000           2001
------                                               -----------    -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                          $     7,788    $    22,001
  Restricted Cash                                         19,336          7,175
  Accounts Receivable - Trade, net of allowance
    for Doubtful Accounts of $5,371 and $4,904            77,586         51,776
  Accounts Receivable - Other                             14,429              -
  Notes Receivable - Officers/Employees                    2,095          1,953
  Prepaid Expenses                                         5,545          5,669
  Inventory                                                9,529          3,017
  Investments                                              5,156          3,641
  Deferred Income Taxes                                   12,730          8,015
  Net Assets Held for Sale                                 3,775          8,041
  Net Assets of Discontinued Operations                   27,222         11,534
  Other Current Assets                                     4,952          2,763
                                                     -----------    -----------
  Total Current Assets                                   190,143        125,585
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at Cost:
  Land and Land Held for Investment                       11,380         11,813
  Landfills                                               64,254         77,620
  Landfill Development                                    10,353         12,553
  Buildings and Improvements                              43,396         50,597
  Machinery and Equipment                                222,031        139,921
  Rolling Stock                                           77,505         84,076
  Containers                                              34,744         39,117
                                                     -----------    -----------
                                                         463,663        415,697

  Less: Accumulated Depreciation and Amortization        (94,402)      (125,160)
                                                     -----------    -----------

  Property, Plant and Equipment, net                     369,261        290,537
                                                     -----------    -----------
OTHER ASSETS:
  Intangible Assets, net                                 272,291        237,573
  Restricted Cash                                         10,847          2,902
  Deferred Income Taxes                                        -          5,259
  Investments in Unconsolidated Entities                  14,306         21,844
  Other Non-Current Assets                                 3,622          2,593
                                                     -----------    -----------
                                                         301,066        270,171
                                                     -----------    -----------
                                                     $   860,470    $   686,293
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)


                                                       April 30,      April 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000           2001
------------------------------------                 -----------    -----------
CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                 $     8,134    $     6,690
Current Maturities of Capital Lease Obligations              788          1,429
Accounts Payable                                          39,404         29,158
Accrued Payroll and Related Expenses                       5,410          2,542
Accrued Interest                                           3,994          4,880
Accrued Income Taxes                                       3,766          3,388
Accrued Closure and Post-Closure Costs,
  Current Portion                                            259             77
Deferred Revenue                                           2,829            520
Other Current Liabilities                                 11,191         21,844
                                                     -----------    -----------
         Total Current Liabilities                        75,775         70,528
                                                     -----------    -----------
Long-Term Debt, Less Current Maturities                  437,853        350,511
                                                     -----------    -----------
Capital Lease Obligations, Less Current Maturities         3,732          4,593
                                                     -----------    -----------
Deferred Income Taxes                                     30,948              -
                                                     -----------    -----------
Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                 12,017         17,153
                                                     -----------    -----------
Minority Interest                                         16,378            677
                                                     -----------    -----------
Other Long-Term Liabilities                                9,049         12,160
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES:

Series A Redeemable, Convertible Preferred Stock,
55,750 Shares Authorized, Issued and Outstanding,
Liquidation Preference of $1,000 per share                     -         57,720


STOCKHOLDERS' EQUITY:

Class A Common Stock -
  Authorized - 100,000,000 Shares, $0.01 par
  value Issued and Outstanding - 22,215,000 and
  22,198,000 Shares as of April 30, 2000 and
  2001, respectively                                         222            222

Class B Common Stock -
  Authorized - 1,000,000 Shares, $0.01 par
  value 10 Votes per Share, Issued and
  Outstanding - 988,000 Shares as of
  April 30, 2000 and 2001                                     10             10

Accumulated Other Comprehensive Income (Loss)               (305)           586
Additional Paid-In Capital                               270,655        271,502
Retained Earnings/(Accumulated Deficit)                    4,136        (99,369)
                                                     -----------    -----------
         Total Stockholders' Equity                      274,718        172,951
                                                     -----------    -----------
                                                     $   860,470    $   686,293
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                            Fiscal Year Ended April 30,
                                                     -----------------------------------------
                                                         1999           2000           2001
                                                     -----------    -----------    -----------
Continuing Operations:

Revenues                                             $   179,264    $   315,013    $   479,816
                                                     -----------    -----------    -----------
Operating Expenses:
              Cost of Operations                         106,893        195,495        323,703
              General and Administrative                  26,210         40,003         62,612
              Depreciation and Amortization               25,334         38,343         52,883
              Impairment Charge                                -              -         59,619
              Restructuring Charge                             -              -          4,151
              Legal Settlements                                -              -          4,209
              Other Miscellaneous Charges                      -              -          1,604
              Merger-Related Costs                         1,951          1,490              -
                                                     -----------    -----------    -----------
                                                         160,388        275,331        508,781
                                                     -----------    -----------    -----------
Operating Income(Loss)                                    18,876         39,682        (28,965)
                                                     -----------    -----------    -----------

Other (Income)/Expense:
              Interest Income                                (77)        (1,234)        (2,941)
              Interest Expense                             5,641         16,907         41,588
              Loss from Equity Method Investments              -          1,062         26,256
              Gain on Sale of Warrants                         -              -         (3,131)
              Minority Interest                                -            502          1,026
              Other Expenses/(Income)                       (353)           640          3,209
                                                     -----------    -----------    -----------
Other Expenses, net                                        5,211         17,877         66,007
                                                     -----------    -----------    -----------

Income (Loss) from Continuing Operations Before
   Income Taxes, Discontinued Operations
   and Extraordinary Item                                 13,665         21,805        (94,972)
Provision (Benefit) for Income Taxes                       7,315         10,615        (12,731)
                                                     -----------    -----------    -----------
Income (Loss) from Continuing Operations Before
   Discontinued Operations and Extraordinary Item          6,350         11,190        (82,241)
                                                     -----------    -----------    -----------
Discontinued Operations:
              Income (Loss) from Discontinued
                 Operations to be disposed (net
                 of income taxes of $195 in 1999
                 and $1,471 in 2000 and a tax
                 benefit of $8,781 in 2001.)                 265          1,884        (15,448)

              Estimated loss on disposal of
                 Discontinued Operations, including
                 a provision for operating losses
                 of $0 and $5,054 during phase-out
                 period net of income tax benefit
                 of $891 and $1,085 in 2000 and 2001,
                 respectively.                                 -         (1,393)        (3,846)

Extraordinary Item - Early Extinguishment
   of Debt, net of income tax of $448                          -           (631)             -
                                                     -----------    -----------    -----------
Net Income (Loss)                                          6,615         11,050       (101,535)
                                                     -----------    -----------    -----------
Accretion of Preferred Stock Dividend                          -              -         (1,970)
                                                     -----------    -----------    -----------
Net Income/(Loss) Applicable to Common Stockholders  $     6,615    $    11,050    $  (103,505)
                                                     -----------    -----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except for share and per share data)

                                                             Fiscal Year Ended April 30,
                                                     -----------------------------------------
                                                         1999           2000           2001
                                                     -----------    -----------    -----------
Earnings Per Common Share:
Basic:
           Income (Loss) from Continuing Operations
              Before Discontinued Operations and
              Extraordinary Item                     $      0.42    $      0.59    $     (3.63)
           Income (Loss) from Discontinued
              Operations                             $      0.02    $      0.10    $     (0.66)
           Estimated Loss on Disposal of
              Discontinued Operations                $         -    $     (0.07)   $     (0.17)
           Extraordinary Item                        $         -    $     (0.03)   $         -
                                                     -----------    -----------    -----------
           Net Income/(Loss) per Common Share        $      0.44    $      0.59    $     (4.46)
                                                     ===========    ===========    ===========
           Basic Weighted Average Common
              Shares Outstanding                          15,145         18,731         23,189
                                                     ===========    ===========    ===========

Diluted:
           Income (Loss) from Continuing Operations
              Before Discontinued Operations and     $      0.39    $      0.57    $     (3.63)
              Extraordinary Item
           Income (Loss) from Discontinued
              Operations                             $      0.02    $      0.10    $     (0.66)
           Estimated Loss on Disposal of
              Discontinued Operations                $         -    $     (0.07)   $     (0.17)
           Extraordinary Item                        $         -    $     (0.03)   $         -
                                                     -----------    -----------    -----------
           Net Income/(Loss) per Common Share        $      0.41    $      0.57    $     (4.46)
                                                     ===========    ===========    ===========
           Diluted Weighted Average Common
              Shares Outstanding                          16,019         19,272         23,189
                                                     ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                                 (In thousands)

                                               Series A                                Stockholders' Equity
                                        Redeemable Convertible         Class A Common Stock          Class B Common Stock
                                            Preferred Stock
                                      # of Shares       Amount      # of Shares     Par Value     # of Shares     Par Value
                                      -----------    -----------    --------------------------------------------------------
Balance, April 30, 1998                         -              -         12,158    $       122            988    $        10
Issuance of Class A Common
  Stock-Net of Issuance Costs                   -              -          2,061             20              -              -
Issuance of Class A Common Stock
  From the Exercise of Stock
  Warrants/Options and Employee
  Stock Purchase Plan                           -              -            582              6              -              -
Tax Benefits of Stock Options
   Exercised                                    -              -              -              -              -              -
Equity Transactions/ Adjustments
   To Poolings                                  -              -             68              1              -              -
Net Income                                      -              -              -              -              -              -
                                      -----------    -----------    -----------    --------------------------    -----------
Balance, April 30, 1999                         -    $         -         14,869    $       149            988    $        10
                                      -----------    -----------    -----------    --------------------------    -----------

Issuance of Class A Common Stock
   and Stock Options - KTI
   Acquisition                                  -              -          7,152             72              -              -
Issuance of Class A Common Stock
   From the Exercise of Stock
   Warrants/Options and Employee
   Stock Purchase Plan                          -              -            194              1              -              -
Equity transactions of Majority-
   Owned Subsidiary                             -              -              -              -              -              -
Net Income                                      -              -              -              -              -              -
Unrealized Loss on Securities                   -              -              -              -              -              -
Total Comprehensive Income                      -              -              -              -              -              -
                                      -----------    -----------    -----------    --------------------------    -----------
Balance, April 30, 2000                         -    $         -         22,215    $       222            988    $        10
                                      -----------    -----------    -----------    --------------------------    -----------

Issuance of Class A Common Stock
   From the Exercise of Stock
   Options and Employee
   Stock Purchase Plan                          -              -             32              -              -              -
Issuance of Series A Redeemable
    Convertible Preferred Stock                56         55,750              -              -              -              -
Accretion of Preferred Stock
     Dividend                                   -          1,970              -              -              -              -
Equity transactions of Majority-
   Owned Subsidiary                             -              -              -              -              -              -
Net Loss                                        -              -              -              -              -              -
Unrealized Gain on Securities                   -              -              -              -              -              -
Total Comprehensive Loss                        -              -              -              -              -              -
Other                                           -              -            (49)             -              -              -
                                      -----------    -----------    -----------    --------------------------    -----------
Balance, April 30, 2001                        56    $    57,720         22,198    $       222            988    $        10
                                      -----------    -----------    -----------    --------------------------    -----------

                                                       Retained     Accumulated
                                       Additional      Earnings         Other         Total          Total
                                        Paid-in      (Accumulated  Comprehensive  Stockholders'  Comprehensive
                                        Capital        Deficit)    Income (Loss)     Equity      Income (Loss)
                                      -----------------------------------------------------------------------
Balance, April 30, 1998               $    96,398    $   (12,766)   $         -    $    83,764
Issuance of Class A Common
  Stock-Net of Issuance Costs              52,211              -              -         52,231
Issuance of Class A Common Stock
   From the Exercise of Stock
   Warrants/Options and Employee
   Stock Purchase Plan                      3,805              -              -          3,811
Tax Benefit of Stock Options
   Exercised                                2,220              -              -          2,220
Equity Transactions/ Adjustments
   To Poolings                                 99           (763)             -           (663)
Net Income                                      -          6,615              -          6,615          6,615
                                      -----------    -----------    -----------    --------------------------
Balance, April 30, 1999               $   154,733    $    (6,914)   $         -    $   147,978
                                      -----------    -----------    -----------    -----------

Issuance of Class A Common Stock
   and Stock Options - KTI
   Acquisition                            113,788              -              -        113,860
Issuance of Class A Common Stock
   From the Exercise of Stock
   Warrants/Options and Employee
   Stock Purchase Plan                        859              -              -            860
Equity transactions of Majority-
   Owned Subsidiary                         1,275              -              -          1,275
Net Income                                      -         11,050              -         11,050         11,050
Unrealized Loss on Securities                   -              -              -           (305)          (305)
                                                                                                  -----------
Total Comprehensive Income                      -              -              -              -         10,745
                                      -----------    -----------    -----------    -----------
Balance, April 30, 2000               $   270,655    $     4,136    $      (305)   $   274,718
                                      -----------    -----------    -----------    -----------

Issuance of Class A Common Stock
   From the Exercise of Stock
   Options and Employee Stock
   Purchase Plan                              258              -              -            258
Issuance of Series A Redeemable
   Convertible Preferred Stock             (1,009)             -              -         (1,009)
Accretion of Preferred Stock
    Dividend                                    -         (1,970)             -         (1,970)
Equity transactions of Majority-
   Owned Subsidiary                         1,506              -              -          1,506
Net Loss                                        -       (101,535)             -       (101,535)      (101,535)
Unrealized Gain on Securities                   -              -            891            891            891
                                                                                                  -----------
Total Comprehensive Loss                        -              -              -              -       (100,644)
Other                                          92              -              -             92
                                      -----------    -----------    -----------    -----------
Balance, April 30, 2001               $   271,502    $   (99,369)   $       586    $   172,951
                                      -----------    -----------    -----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Fiscal Year Ended April 30,
                                                             -----------------------------------------
                                                                 1999           2000           2001
                                                             -----------    -----------    -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                       $     6,615    $    11,050    $  (101,535)
                                                             -----------    -----------    -----------
     Adjustments to Reconcile Net Income (Loss)
        to Net Cash Provided by Operating Activities -
     Depreciation and Amortization                                25,334         38,343         52,883
     Estimated Loss on Disposal of Discontinued Operations             -          1,393          3,846
     (Income)Loss from Discontinued Operations                      (265)        (1,884)        15,448
     Extraordinary Item                                                -            631              -
     Loss from Equity Method Investments                               -          1,062         26,256
     Impairment Charge                                                 -              -         59,619
     Gain on Sale of Warrants                                          -              -         (3,131)
     Loss on Sale of Assets                                            3            840          1,101
     Minority Interest                                                 -            502          1,026
     Deferred Income Taxes                                           558         11,939        (10,866)
     Changes in Assets and Liabilities, net of
        Effects of Acquisitions -
              Accounts Receivable                                 (1,135)       (17,320)        16,692
              Accounts Payable                                     4,419          1,433         (6,643)
              Other Current Assets and Liabilities                 1,933            409          9,071
                                                             -----------    -----------    -----------
                                                                  30,847         37,348        165,302
                                                             -----------    -----------    -----------

              Net Cash Provided by Operating Activities           37,462         48,398         63,767
                                                             -----------    -----------    -----------

Cash Flows from Investing Activities:
     Acquisitions, net of Cash Acquired                          (33,336)       (81,838)        (9,331)
     Proceeds from Divestitures, net of Cash Divested                  -              -         15,814
     Additions to Property, Plant and Equipment                  (54,118)       (68,575)       (61,518)
     Proceeds from Sale of Equipment                                 587          1,317          2,298
     Proceeds from Sale of Warrants                                    -              -          6,718
     Advances to Unconsolidated Entities                               -         (5,580)        (9,546)
     Other                                                        (8,823)          (412)             -
                                                             -----------    -----------    -----------

              Net Cash Used in Investing Activities              (95,690)      (155,088)       (55,565)
                                                             -----------    -----------    -----------

Cash Flows from Financing Activities:

     Proceeds from Long-Term Borrowings                           73,728        423,955         49,590
     Principal Payments on Long-Term Debt                        (70,809)      (309,667)       (87,331)
     Proceeds from Issuance of Common Stock                       52,231              -              -
     Proceeds from Equity Transactions of Majority-
       Owned Subsidiary                                                -          1,275          1,506
     Proceeds from Exercise of Stock Warrants/Options
        and Employee Stock Option Plan                             3,811            860            259
     Equity Transactions of Pooled Entities                          193              -              -
     Proceeds from the Issuance of Series A
       Redeemable, Convertible Preferred Stock, net                    -              -         54,741
                                                             -----------    -----------    -----------

              Net Cash Provided by Financing Activities           59,154        116,423         18,765
                                                             -----------    -----------    -----------

Cash from Discontinued Operations                                    182         (6,140)       (12,754)

Net Increase in Cash and Cash Equivalents                          1,108          3,593         14,213
Cash and Cash Equivalents, Beginning of Year                       3,087          4,195          7,788
                                                             -----------    -----------    -----------

Cash and Cash Equivalents, End of Year                       $     4,195    $     7,788    $    22,001
                                                             ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Supplemental Disclosures of Cash Flow Information:
     Cash Paid (Received) During the Year for -
              Interest                                       $     6,288    $    12,514    $    37,484
                                                             ===========    ===========    ===========
              Income Taxes, net of Refunds                   $     6,952    $     1,876    $    (1,773)
                                                             ===========    ===========    ===========

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
     Summary of Entities Acquired
       in Purchase Business Combinations
              Fair Market Value of Assets Acquired           $    36,210    $   519,054    $    22,602
              Notes Receivable Exchanged for Assets                                            (13,267)
              Common Stock and Stock Options Issued                    -       (113,860)             -
              Cash Paid, net                                     (33,336)       (81,838)        (9,331)
                                                             -----------    -----------    -----------

              Liabilities Assumed and Notes Payable
                to Sellers                                   $     2,874    $   323,356    $         4
                                                             ===========    ===========    ===========

              The accompanying notes are an integral part to these
                       consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except for share and per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. ("the Company") is a regional, integrated solid waste services company, that provides collection, transfer, disposal and recycling services, primarily throughout the eastern portion of the United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under long-term contracts at a waste-to-energy facility, Maine Energy Recovery Company LP ("Maine Energy") (see Note 3).

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

(c) Revenue Recognition

The Company recognizes collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Revenues from the sale of electricity to local utilities by the Company's waste-to-energy facilities (see Note 3) are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered.

Revenues from the sale of recycled materials are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third parties and are included in revenues. Revenues for processing of recyclable materials are recognized when the related service is provided.

Revenues from brokerage are recognized at the time of shipment.

(d) Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values. See Note 4 for the terms and carrying values of the Company's various debt instruments.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

(f) Restricted Cash

Restricted cash consists of cash held in trust on deposit with various banks that support the Company's financial assurance obligations for its facilities' closure and post-closure costs. It also includes cash held in trust, all of which is available, under certain circumstances, for current operating expenses, debt service, capital improvements and repairs and maintenance in accordance with certain contractual obligations. Restricted cash available for current operating and debt service purposes is classified as a current asset. A summary of restricted cash is as follows:

                                            April 30, 2000                        April 30, 2001
                                            --------------                        --------------
                                     Short       Long                      Short       Long
                                      Term       Term      Total            Term       Term      Total
                                      ----       ----      -----            ----       ----      -----

Insurance                          $ 1,727    $     -    $ 1,727         $ 6,872    $     -    $ 6,872
Landfill Closure                       154      3,566      3,720               -      2,498      2,498
Other Facilities Closure                 -        410        410               -        301        301
Facility Maintenance and
  Operations                        12,612      1,194     13,806               -          -          -
Debt Service                         4,478      5,677     10,155               -          -          -
Other                                  365          -        365             303        103        406
                                   -------------------------------------------------------------------
Total                              $19,336    $10,847    $30,183         $ 7,175    $ 2,902    $10,077
                                   =======    =======    =======         =======    =======    =======

(g) Inventory

Inventory consists primarily of secondary fibers and recyclables ready for sale and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods of approximately $8,765 and $2,651 at April 30, 2000 and 2001, respectively, and raw materials of $764 and $366 at April 30, 2000 and 2001 respectively.

(h) Investments

As of April 30, 2000 and 2001, the Company owned warrants to purchase 542,786 and 186,358 shares of common stock in Bangor-Hydro Electric, respectively. In accordance with SFAS No. 115 "Accounting for Certain

Investments in Debt and Equity Securities," the Company classifies these securities as "available for sale." Accordingly, the carrying value of the securities is adjusted to fair value through other comprehensive income/(loss). As of April 30, 2000 and 2001, the fair market value of these warrants was approximately $5,156 and $3,554, respectively, which are included in investments in the accompanying consolidated balance sheets.

During the year ended April 30, 2001, the Company exercised 356,428 warrants and sold the 356,428 shares of common stock, resulting in a realized gain of approximately $3,131.

 (i)  Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                      Estimated
           Asset Classification                      Useful Life
           --------------------                      -----------
           Buildings and improvements                10-35 years
           Machinery and equipment                    2-15 years
           Rolling stock                              1-12 years
           Containers                                 2-12 years


The cost of maintenance and repairs is charged to operations as incurred. Depreciation expense for the years ended April 30, 1999, 2000 and 2001 was $13,768, $23,246 and $35,033, respectively.

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 1999, 2000 and 2001 was $530, $640 and $373, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

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

(j) Investments in Unconsolidated Entities

The Company owned 35% of Oakhurst Company, Inc. ("OCI"), which it accounted for on the equity basis of accounting. At April 30, 2001, among other businesses, OCI had a 37.5% equity interest in New Heights Recovery and Power LLC ("New Heights"), a fully integrated waste tire and glass recycling and power generation facility in Ford Heights, IL. New Heights primarily specializes in waste tire processing. The Company also had a 12.5% direct equity interest in New Heights.

In addition to its ownership in OCI, the Company had aggregate amounts due from OCI in the form of notes and trade receivables of $14,695 and $27,586 as of April 30, 2000 and 2001, respectively. In addition, the Company had directly loaned $1,500 to New Heights, which was secured by a first mortgage on the facility, and had an operations and management service agreement for the operations and management of the New Heights facility.

During fiscal year 2001, the Company decided to divest its interest in both OCI and New Heights. Accordingly, the company began actively seeking a buyer and also simplified its interest in OCI and New Heights. On July 3, 2001, the Company acquired OCI's 37.5% interest in New Heights, received a promissory note for $1,000 and common share purchase warrants in OCI, all in exchange for the cancellation of all amounts due from OCI and all equity interests in OCI. As a result of the transaction, the Company now owns a 50% direct equity interest in New Heights.

Accordingly, the Company has written its investment and advances in OCI/New Heights down to their estimated realizable value as of April 30, 2001 by recording aggregate charges of $19,521. These charges are a component of the loss from equity method investments on the accompanying consolidated financial statements.

In addition, the Company entered into an agreement in July 2000 with Louisiana-Pacific Corp. to combine their respective cellulose insulation businesses into a single operating entity ("US GreenFiber LLC") under a joint venture agreement effective August 1, 2000. The Company contributed the operating assets of its cellulose insulation manufacturing business together with $1,000 in cash. There was no gain or loss recognized on this transaction.

The Company accounts for its 50% ownership in New Heights and US GreenFiber LLC using the equity method of accounting.

(k) Accrued Closure and Post-Closure Costs

Accrued closure and post-closure costs include the current and non-current portion of accruals associated with obligations for closure and post-closure of the Company's operating and closed landfills. The Company, based on input from its engineers, accounting personnel and consultants, estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes.

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

The states in which the Company operates require a certain portion of these accrued closure and post-closure obligations to be funded at any point in time. Accordingly, the Company has placed $3,720 and $2,498 at April 30, 2000 and 2001 respectively, in restricted investment accounts to fund these future obligations.

In addition, the Company has been required to post a surety bond or bank letter of credit to secure its obligations to close its landfills in accordance with environmental regulations.

(l) Intangible Assets

Intangible assets at April 30, 2000 and 2001 consist of the following:

                                                              April 30,
                                                              ---------
                                                        2000            2001
                                                        ----            ----

       Goodwill                                     $267,582        $241,181
       Covenants not to compete                       14,291          14,206
       Customer lists                                    562             562
       Deferred debt acquisition costs and other       8,359           8,040
                                                    --------        --------

                                                     290,794         263,989
       Less--accumulated amortization                 18,503          26,416
                                                    --------        --------

                                                    $272,291        $237,573
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

In accordance with SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company continually reviews for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill or other intangible assets might warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets including goodwill and other intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. An impairment loss is then recorded equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of other long-lived assets.

As a result of the factors discussed in Note 6, during 2001, the Company recorded a charge of $59,619 to reduce certain assets (mainly goodwill arising from the acquisition of KTI, see Note 2), to their estimated fair value. There were no such impairments in 1999 and 2000.

(m) Income Taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(n) Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of employee stock options and the conversion of convertible debt and convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the "if converted" method with regard to its convertible debt and preferred stock.

The following is a reconciliation of the ending number of shares outstanding with the number of shares used in the calculation of basic and diluted earnings per share:

                                                    Year Ended April 30,
                                                    --------------------
                                                  1999      2000      2001
                                              ----------------------------

Number of Shares Outstanding, End of Period:
          Class A Common Stock                  14,869    22,215    22,198
          Class B Common Stock                     988       988       988
Effect of Weighting the Average Shares
    Outstanding During the Period                 (712)   (4,472)        3
                                              --------  --------  --------

Basic Shares Outstanding                        15,145    18,731    23,189

Potentially Dilutive Shares                        874       541         -
                                              --------  --------  --------

Diluted Shares Outstanding                      16,019    19,272    23,189
                                              ========  ========  ========


The following is a reconciliation of the numerator used in the calculation of earnings per share from income (loss) from continuing operations before discontinued operations and extraordinary item for the year ended April 30, 2001:

Loss from continuing operations                      (82,241)
Accretion of preferred stock dividend                 (1,970)
                                                     --------

Adjusted Loss from Continuing Operations             (84,211)
                                                     --------

For the years ended April 30, 1999, 2000 and 2001, 211,000, 2,033,000 and
3,526,000 options respectively, were excluded from the calculation of diluted shares as their effects are anti-dilutive. Additionally, for the year ended April 30, 2001, 5,389,000 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock were excluded from the calculation of diluted shares as the Company reported a net loss.

(o) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of unrealized gains and losses on the Company's available for sale securities.

(p) New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on May 1, 2001. The adoption of these rules did not have a material impact on the consolidated results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002 or 2003. However, the Company believes that the impact, when ultimately determined, could have a significant adverse effect on the Company's carrying value of certain long-term assets (mainly goodwill).

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

In addition to the above, the Company also acquired 50, 38 and 13 solid waste hauling operations in 1999, 2000 and 2001 in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

The purchase prices allocated to those net assets acquired (including KTI) were as follows:

                                                  Year Ended April 30,
                                                  --------------------
                                             1999          2000          2001
                                         --------------------------------------

Current Assets                           $      613    $  107,457    $      644
Property and Equipment                       10,768       220,830         2,671
Intangible Assets (including goodwill)       24,829       190,178        19,287
Other Non-Current Assets                          -           589             -
Current Liabilities                               -       (41,647)           (4)
Other Non-Current Liabilities                (2,874)     (281,709)            -
                                         ----------    ----------    ----------
Total Consideration                      $   33,336    $  195,698    $   22,598
                                         ==========    ==========    ==========


The following unaudited pro forma combined information shows the results of the Company's operations for the years ended April 30, 2000 and 2001 as though each of the completed acquisitions had occurred as of May 1, 1999:

                                                            Year ended April 30,
                                                            --------------------
                                                             2000          2001
                                                             ----          ----

Revenues                                               $  562,642    $  482,759
Operating Income (Loss)                                    53,912       (28,474)
Net Income (Loss) applicable to Common Stockholders        11,345      (103,446)
Diluted Pro forma net income(loss) per common share    $     0.51    $    (4.46)

Weighted average diluted shares outstanding                22,346        23,189

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

(b) Transactions Recorded as Poolings of Interests

The Company has completed several mergers in business acquisitions accounted for as poolings of interests. For the years ended April 30, 1999 and 2000 the Company merged with four and two businesses, respectively, and issued 1,271,559 and 362,973 Class A common shares, respectively. There were no acquisitions accounted for as poolings of interests in the year ended April 30, 2001.

3. INVESTMENT IN WASTE-TO-ENERGY FACILITIES

Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in its majority owned subsidiary, Maine Energy, and sold all of its majority interest in the Penobscot Energy Recovery Company LP. Net proceeds for these transactions amounted to $12,000. Therefore, the Company now owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity.

Maine Energy sells the electricity it produces to Central Maine Power ("Central Maine") pursuant to a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour ("kWh"), which escalates annually by 2% (8.12 cents per kWh as of April 30, 2001). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3.8 million to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2001 was approximately $26 million.

As of April 30, 2001, the Company has met all of its kWh requirements under the power purchase agreement.

Under the terms of a waste handling agreement between certain municipalities and Maine Energy, the latter is obligated to make a payment at the point in time that Maine Energy pays off its debt (as defined) obligations, currently estimated to occur between 2003 and 2005, or upon the consummation of an outright sale of Maine Energy. The estimated obligation has been recorded in other long-term liabilities as of April 30, 2001.

Additionally, the Company owns 100% of Timber Energy Resources, Inc. ("Timber Energy"). Timber Energy uses biomass waste as its source of fuel to be combusted for the generation of electricity. Timber Energy also operates two wood processing facilities. Timber Energy sells the electricity that it generates to Florida Power Corporation ("Florida Power"), a local electric utility, under a power purchase agreement. Under the terms of the power purchase agreement, Florida Power has agreed to purchase all of the electricity generated by Timber Energy. In 2001, the Company decided to sell Timber Energy, is actively seeking a buyer and accordingly has classified this entity as an asset held for sale on the accompanying consolidated balance sheet, where it is stated at net realizable value.


4. LONG-TERM DEBT

Long-term debt as of April 30, 2000 and 2001 consists of the following:

                                                                April 30,
                                                                ---------
                                                            2000         2001
                                                          ---------------------


Advances on Senior Secured Revolving Credit Facility
  (the "Revolver") which provides for advances of up
  to $280,000, due December 14, 2004, bearing interest
  at LIBOR plus 2.75%, (7.50% at April 30, 2001), and
  decreasing by $25,000 in years 3 and 4, secured
  by substantially all of the assets of the Company.        228,890     208,415

Advances on Senior Secured Delayed Draw Term "B" Loan
  (the "Term Loan") which provides for up to $137,500
  due December 14, 2006, bearing interest at LIBOR
  plus 4.0% (9.0% at April 30, 2001), and calling
  for principal payments of $1,500 per year, beginning
  in fiscal 2001 with the remaining principal balance
  due at maturity. This loan is secured by
  substantially all of the assets of the Company.           150,000     137,500

Notes payable in connection with businesses acquired,
  bearing interest at rates of 6% to 10%, due in monthly
  installments varying to $22, expiring May 2000
  through April 2009.                                         6,275       4,329

Subordinated, Convertible Notes payable in connection
  with business acquired, bearing interest at 7.5%,
  due in monthly installments varying to $50, expiring
  on March 15, 2003.  Convertible to Class A common
  stock of the Company, at the note holder's election,
  at the rate of one share of common stock for each
  $15.375 of the principal amount surrendered
  for conversion.                                             6,144       4,110

Payments due to Clinton County, discounted at 4.74%, due
  in quarterly installments of $375 through March 2003.       4,173       2,847

PERC Bonds Payable - Issued by the Finance Authority
  of Maine ("FAME"), Electric Rate Stabilization Revenue
  Refunding Bonds, Series 1998 A and Series B, subject
  to mandatory redemption in annual installments of
  varying amounts through July 1, 2018. Interest is
  based on rates for certain tax-exempt obligations,
  as determined weekly by the remarketing agent,
  with a weighted average interest rate of 5.0% at
  April 30, 2000.                                            40,900           -

Timber Energy Revenue Bonds Payable - Industrial
  Development Revenue Bonds: Series A, Interest at 7%,
  annual sinking fund requirements of $2,320, $2,665
  and $4,620, due December 2000 through 2002. The Bond
  Agreements require, among other things, maintenance
  of various insurance coverages and restrict the
  borrowers ability to incur additional indebtedness.
  The bonds are collateralized by liens on Timber
  Energy's electric generating facility located in
  Telogia, Florida. At April 30, 2001, the Bonds have
  been classified in assets held for sale. (See Note 3).      9,605           -
                                                          ---------   ---------

                                                            445,987     357,201

Less - Current Portion                                        8,134       6,690
                                                          ---------   ---------

                                                          $ 437,853   $ 350,511
                                                          =========   =========



The Revolver and the Term Loan contain certain covenants that, among other things, restrict dividends and stock repurchases, limit capital expenditures and annual operating lease payments, and set minimum fixed charges, interest coverage and leverage ratios and minimum consolidated adjusted net worth requirements. For the fiscal period ended April 30, 2001, the Company's compliance with the covenants has been waived.

The Company has entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt. The fair market value of the swaps is estimated at a loss of $6,900 as of April 30, 2001.

As of April 30, 2001, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank      Notional amounts   Receive   Pay            Range of Agreements
----      ----------------   -------   ---            -------------------
Bank A    $130,000           LIBOR     5.43-6.74%     January 2001 to March 2003
Bank B    $120,000           LIBOR     5.19-6.875%    April 2000 to April 2003


As of April 30, 2001, debt matures as follows:

              Year Ending April 30,

                               2002                     $   6,690
                               2003                         3,092
                               2004                         1,549
                               2005                       151,328
                               2006                           202
                               Thereafter                 194,340
                                                        ---------
                                                        $ 357,201
                                                        =========

5. COMMITMENTS AND CONTINGENCIES

(a) Leases

The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2001.

                                                          Operating     Capital
                                                            Leases       Leases

Year Ended April 30,
2002                                                       $  1,372    $  1,988
2003                                                          1,023       1,970
2004                                                            550       1,219
2005                                                            186         494
2006                                                             95         494
Thereafter                                                       42         535
                                                           --------    --------

Total minimum lease payments                               $  3,268       6,700
                                                           ========

Less - amount representing interest                                         678
                                                                       --------
                                                                          6,022

Current maturities of capital lease obligations                           1,429
                                                                       --------

Present value of long term capital lease obligations                   $  4,593
                                                                       ========

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2000 and 2001.

The Company leases operating facilities and equipment under operating leases with monthly payments varying to $11.

Total rent expense under operating leases charged to operations was $1,362, $1,979 and $2,649 for each of the three years ended April 30, 1999, 2000 and 2001, respectively.

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

During the year ended April 30, 2001, the Company settled five of its outstanding lawsuits and provided for settlement of four others. The amount charged to income including associated legal fees was $4,209.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.


(c) Environmental Liability

The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not presently aware of any situations that it expects would have a material adverse impact.


(d) Employment Contracts

The Company has entered into employment contracts with five of its senior officers. The contracts, dated December 8, 1999, have a three-year term and a two-year covenant not to compete from the date of termination. Total annual commitments for salaries under these contracts are $1.2 million. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for the payment of three years of salary and bonuses. (See Note 6)

(e) Commodity Hedges

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. At April 30, 2001, the Company has entered into several contracts for newsprint, cardboard and aluminum. The estimated fair market value of these contracts at April 30, 2001 amounted to $1,829.

6. RESTRUCTURING

In April 2001, the Company's Board of Directors approved a reorganization of certain of the Company's operations. This reorganization consisted of the elimination of various positions and the closure of certain facilities. The following items were charged to earnings during 2001:

                        Severance                 $3,786
                        Facility closures            365
                                                  ------
                                                  $4,151
                                                  ------

Severance relates to the termination of 19 employees, primarily in management and administration, as well as three officers of the Company. Facility closures include the costs of closing two transfer stations.

During the year ended April 30, 2001, none of the restructuring charge had been spent, and the balance remaining in the accompanying balance sheet, included in other current liabilities, amounted to $4,151.

7. DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND EXTRAORDINARY ITEM

Discontinued Operations:

During the fourth quarter, the Company adopted a formal plan to dispose of its Tire Processing, Commercial Recycling and Mulch Recycling businesses (herein "discontinued businesses"). The Company has accounted for these planned dispositions in accordance with APB Opinion No. 30, and accordingly the results of operations of the discontinued businesses have been segregated from continuing operations and reported in separate lines in the accompanying consolidated statements of operations.

The Company is actively seeking a buyer for the Tire Processing and Commercial Recycling businesses. The Mulch Recycling business was sold on June 30, 2001.

Assets and liabilities of the discontinued businesses consisted of the following at April 30:

                                                   2000        2001
                                                   ----        ----

Current Assets                                 $  5,830    $  8,407
Non-Current Assets                               32,788      18,949
                                                 ------      ------

Total Assets                                     38,618      27,356
                                                 ------      ------

Current Liabilities                               8,430       9,690
Non-Current Liabilities                           2,966       6,132
                                                  -----       -----

Net Assets of Discontinued Operations          $ 27,222    $ 11,534
                                               ========    ========

Assets are shown at their expected net realizable values and liabilities are shown at their face amounts.

Net assets of discontinued operations are stated at their expected net realizable values and have been separately classified in the accompanying balance sheets at April 30, 2000 and 2001. The prior year financial statements have been restated to conform with the current year's presentation.

A summary of the operating results of the discontinued operations is as follows:

                                                   1999        2000        2001
                                                   ----        ----        ----

Revenues                                       $  4,982    $ 23,129    $ 48,607
Income (Loss) before
      Income Taxes                                  460       3,355     (24,229)
Provision (Benefit) for Income Taxes                195       1,471      (8,781)
                                               --------    --------    --------
Income (Loss) from Discontinued Operations,
net of Income Taxes                            $    265    $  1,884    $(15,448)
                                               ========    ========    ========

Additionally for the year ended April 30, 2001, the estimated loss on the disposal of the discontinued segment of $3,846, net of income tax benefit of $1,085, represents the estimated loss on the disposal of the assets of the discontinued operations and includes costs to sell, estimated loss on sale and a provision for losses during the phase-out period.

The Company has included approximately $0, $13,957 and $27,921 of intercompany sales of recyclables from the commercial recycling business to the brokerage business in loss on discontinued operations for the years ended April 30, 1999, 2000, and 2001, respectively.

Net Assets Held for Sale:

In addition, the Company has identified for sale certain other businesses, which do not qualify as discontinued operations. These include its Timber Energy business (see Note 3) and its one remaining plastics recycling facility. Accordingly, the Company on April 30, 2001 has reclassified Timber Energy and its plastics recycling business as assets held for sale on the accompanying consolidated balance sheet. The plastics recycling business was sold May 17, 2001.

On April 30, 2000, the Company had reclassified its emergency hazardous response business and its plastics recycling business as assets held for sale on the accompanying consolidated balance sheet.

Consolidated net assets held for sale primarily consisted of cash, accounts receivable, inventories, property, plant and equipment, trade payables and bonds payable. Assets and liabilities of the assets held for sale consisted of the following at April 30:

                                                 2000        2001
                                              ---------   ---------

Current Assets                                $   2,874   $   4,361
Non-Current Assets                                2,332      12,508
                                                  -----      ------
Total Assets                                      5,206      16,869
                                                  -----      ------
Current Liabilities                               1,273       4,165
Non-Current Liabilities                             158       4,663
                                              ---------       -----
Net Assets Held for Sale                      $   3,775   $   8,041
                                              =========   =========

Extraordinary Item:

During 2000, the Company paid off its existing revolving credit facility with a bank and incurred an extraordinary loss of $631 (net of tax benefit of $448), resulting from the write-off of related debt acquisition costs.

8. STOCKHOLDERS' EQUITY

(a) Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. As of April 30, 2001, the Company had 55,750 shares outstanding of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the Holders, at $14 per share. Dividends are cumulative at an annual rate of 5%. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date at liquidation value, plus accrued but unpaid dividends, if any.

As of April 30, 2001 the Company has accreted $1,970 of dividends, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheet.

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

(c) Stock Warrants

At April 30, 2001, the Company had outstanding warrants to purchase 250,880 shares of the Company's Class A Common Stock at exercise prices between $0.01 and $43.63 per share, based on the fair market value of the underlying common stock at the time of the warrants' issuance. The warrants are exercisable and expire at varying times through November 2008.

(d) Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the "1993 Option Plan") provided for the issuance of a maximum of 300,000 shares of Class A Common Stock. As of April 30, 2000 and 2001, options to purchase 17,000 shares of Class A Common Stock at a weighted average exercise price of $4.61 were outstanding under the 1993 Option Plan. No further options may be granted under this plan.

During 1994, the Company adopted a non-statutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the "1994 Option Plan") provided for the issuance of a maximum of 150,000 shares of Class A Common Stock. As of April 30, 2000 and 2001 options to purchase 15,000 shares of Class A common stock at a weighted average exercise price of $0.60 were outstanding under the 1994 Option Plan. No further options may be granted under this plan.

In May 1994, the Company also established a nonqualified stock option pool for certain key employees. The plan established 338,000 stock options to purchase Class A common stock. As of April 30, 2000 and 2001 options to purchase 302,656 shares of Class A common stock at a weighted average exercise price of $2.00 were outstanding. No further options may be granted from this pool.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2000, a total of 372,707 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $12.08. As of April 30, 2001, a total of 363,707 options to purchase Class A common Stock were outstanding at an average exercise price of $11.98. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the "1997 Option Plan") provides for the issuance of 5,328,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but un-issued options under previous plans. As of April 30, 2000, options to purchase 2,259,965 shares of Class A Common Stock at an average exercise price of $20.86 were outstanding under the 1997 Option Plan. As of April 30, 2001, options to purchase 4,066,020 shares of Class A Common Stock at a weighted average exercise price of $11.41 were outstanding under the 1997 Option Plan. As of April 30, 2001, 1,252,075 options were available for future grant under the 1997 Option Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 930,412 and 588,769 at April 30, 2000 and 2001, respectively at weighted average exercise prices of $26.59 and $26.31, respectively.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 100,000 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2000 and 2001, options to purchase 19,000 shares of Class A Common Stock at a weighted average exercise price of $6.58 and 56,500 shares of Class A Common Stock at a weighted average exercise price of $16.00, respectively, were outstanding under the 1997 Non-Employee Director Stock Option Plan. As of April 30, 2001, 43,500 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

On July 2, 2001, the Company offered its employees, other than executive officers, the opportunity to ask the Company to exchange options having an exercise price of $12.00 or more per share. For every two eligible options surrendered, the Company will grant one new option six months and one day after the expiration of the offer (July 31, 2001), at an exercise price equal to the closing price of a Class A Common Stock as quoted by Nasdaq on the date of the grant. The Company filed a Schedule TO with the SEC on July 2, 2001 describing such offer to exchange.

Options generally vest over a one to three year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date.

Stock option activity for each of the three years ended April 30, 1999, 2000 and 2001 is as follows:

                                                                    Weighted
                                                     Number          Average
                                                   Of Shares     Exercise Price
                                                 --------------  --------------

Outstanding, April 30, 1998                           1,595,302  $         8.75
Granted                                                 870,000           27.68
Terminated                                               (9,033)         (11.17)
Exercised                                              (486,710)          (6.43)
                                                 --------------  --------------

Outstanding, April 30, 1999                           1,969,559           17.65
Granted                                               1,402,000           16.27
Issued in Connection with the Acquisition of KTI        930,417           26.59
Terminated                                             (216,335)         (20.56)
Exercised                                              (168,901)          (2.05)
                                                 --------------  --------------

Outstanding, April 30, 2000                           3,916,740           19.78
Granted                                               1,929,060            9.26
Terminated                                             (433,148)         (24.62)
Exercised                                                (3,000)          (8.69)
                                                 --------------  --------------

Outstanding, April 30, 2001                           5,409,652  $        15.65
                                                 ==============  ==============

Exercisable, April 30, 2000                           2,321,432  $        18.35
                                                 ==============  ==============

Exercisable, April 30, 2001                           4,071,188  $        16.44
                                                 ==============  ==============

Set forth below is a summary of options outstanding and exercisable as of April 30, 2001:

                               Options Outstanding                  Options Exercisable

                                    Weighted
                                     Average       Weighted                        Weighted
                   Number of        Remaining       Average       Number of         Average
Range of          Outstanding      Contractual     Exercise      Exercisable       Exercise
Exercise            Shares        Life (Years)       Price         Options           Price
--------            ------        ------------       -----         -------           -----
$.60-$2.00          317,656            3.1           $ 1.93         317,656        $   1.93
$4.61-$8.78       1,747,502            7.4             8.51       1,073,495            8.34
$10.00-18.00      1,729,810            5.4            14.74       1,270,942           15.05
$18.00-27.00      1,069,290            7.5            24.58         977,185           25.08
Over $27.00         545,394            8.6            32.20         431,910           31.81
-----------      ----------           ----           ------       ---------        --------

ALL               5,409,652            6.9           $15.65       4,071,188        $  16.44
===              ==========           ====           ======       =========        ========

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

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended April 30, 1999, 2000 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the years ended April 30, 1999, 2000 and 2001.

                                                         April 30,
                                                        ----------
                                           1999            2000            2001
                                           ----            ----            ----

Risk-free interest rate              4.6%-5.68%     5.81%-6.69%     4.85%-6.76%
Expected dividend yield                     N/A             N/A             N/A
Expected life                           5 Years         5 years         7 years
Expected volatility                      52.40%          67.37%          84.20%


The total value of options granted during the years ended April 30, 1999, 2000 and 2001 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

                                                         April 30,
                                                        ----------
                                              1999         2000         2001
                                           ----------   ----------   ----------
  Net income (loss) Applicable to Common
   Stockholders
     As reported                           $    6,615   $   11,050   $ (103,505)
     Pro forma                             $    2,534   $    4,379   $ (116,594)
  Diluted Net income (loss) per share of
     Common stock
     As reported                           $     0.41   $     0.57   $    (4.46)
     Pro forma                             $     0.16   $     0.23   $    (5.03)


The weighted-average grant-date fair value of options granted during the years ended April 30, 1999, 2000 and 2001 is $6.43, $3.30 and $7.28, respectively.

9. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended April 30, 1999, 2000 and 2001 consists of the following:

                                                         April 30,
                                                        ----------
                                              1999         2000         2001
                                           ----------   ----------   ----------

  Federal--
     Current                               $    4,814   $    4,912   $   (1,036)
     Deferred                                   1,420        3,079       (2,935)
     Deferred Benefit of Loss
       Carryforwards                                -            -       (5,721)
                                           ----------   ----------   ----------

                                                6,234        7,991       (9,692)
                                           ----------   ----------   ----------
  State--
     Current                                      828        1,791         (829)
     Deferred                                     253          833       (1,068)
     Deferred Benefit of Loss
       Carryforwards                                -            -       (1,142)
                                           ----------   ----------   ----------

                                                1,081        2,624       (3,039)
                                           ----------   ----------   ----------

  Total                                    $    7,315   $   10,615   $  (12,731)
                                           ==========   ==========   ==========


The differences in the provision for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes for the years ended April 30, 1999, 2000 and 2001 are as follows:

                                                Fiscal Year Ended April 30,

                                              1999         2000         2001
                                           ----------   ----------   ----------
Federal Statutory Rate                            34%          35%          35%

Tax at Statutory Rate                      $    4,646   $    7,632   $  (32,978)
State Income Taxes, net of
  Federal Benefit                                 714        1,706       (1,975)
Non-deductible Impairment
  Charge                                            -            -       12,825

Non-deductible Goodwill                           201          205        1,155
Equity in Loss of Unconsolidated Entities           -          295        6,390
Other, net                                      1,754          777        1,852
                                           ----------   ----------   ----------

                                           $    7,315   $   10,615   $  (12,731)
                                           ==========   ==========   ==========

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Deferred tax assets and liabilities consist of the following at April 30, 2000 and 2001:

                                                           2000         2001
                                                        ----------   ----------
Deferred Tax Assets:
  Accrued Expenses and reserves                         $   13,463   $   16,293
  Basis difference in partnership interests                 14,091          428
  Amortization of intangibles                                    -       13,562
  Net Operating Loss Carryforwards                          30,794       35,931
  Alternative Minimum Tax Credit Carryforwards               1,795        1,442
  Other Tax Carryforwards                                      530          235
  Other                                                        932          875
                                                        ----------   ----------

    Total Deferred Tax Assets                               61,605       68,766
    Less: Valuation Allowance                              (24,778)     (24,134)
                                                        ----------   ----------
    Total Deferred Tax Assets After Valuation Allowance     36,827       44,632
                                                        ----------   ----------

Deferred Tax Liabilities:
  Accelerated Depreciation of Property and Equipment       (49,546)     (28,980)
  Amortization of Intangibles                               (3,407)           -
  Other                                                     (2,092)      (2,378)
                                                        ----------   ----------

    Total Deferred Tax Liabilities                         (55,045)     (31,358)
                                                        ----------   ----------

    Net Deferred Tax Asset (Liability)                  $  (18,218)  $   13,274
                                                        ==========   ==========

At April 30, 2001, the Company has for income tax purposes Federal net operating loss carryforwards of approximately $80,033 that expire in years 2005 through 2021, state net operating loss carryforwards of approximately $107,811 that expire in years 2002 through 2021, and business tax credit carryforwards of approximately $235 that expire in years 2002 through 2004. Substantial limitations restrict the Company's ability to utilize certain Federal and state loss carryforwards and all the business tax credit carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for approximately $47,404 of the Federal net operating loss carryforwards, $94,362 state net operating loss carryforwards and all of the business tax credit carryforwards. In addition, the Company has approximately $1,442 minimum tax credit carryforward available that is not subject to limitation.

The $644 decrease in the valuation allowance is due to the expiration of certain state loss carryforwards offset by additional valuation allowance for current year state tax losses for which utilization is uncertain. The valuation allowance includes $21,773 related to loss carryforwards acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company's current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

10. EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company may contribute up to $500 dollars per individual per calendar year. Participants vest in employer contributions ratably over a three-year period. Employer contributions for the years ended April 30, 1999, 2000 and 2001 amounted to $275, $387 and $434, respectively.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600,000 shares of Class A Common Stock have been reserved for this purpose. During the years ended April 30, 1999, 2000 and 2001, 5,812, 6,616 and 29,287 shares, respectively, of
Class A Common Stock were issued under this plan.

11. RELATED PARTY TRANSACTIONS

(a) Services

During 1999, 2000 and 2001, the Company retained the services of a related party, a company wholly owned by two of the Company's major stockholders and members of the Board of Directors, as a contractor in closing certain landfills owned by the Company. Total purchased services charged to operations for each of the three years ended April 30, 1999, 2000 and 2001 were $5,198, $5,338 and $3,780, respectively, of which $450 and $23 were outstanding and included in accounts payable at April 30, 2000 and 2001, respectively. In 2000, the Company entered into an agreement with this company, totaling approximately $4,500 to construct a new cell at Clinton County Landfill. No agreements were entered into during the year ended April 30, 2001.

(b) Leases

On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company's major stockholders and members of the Board of Directors are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $18 and expire in April 2003. Total interest and amortization expense charged to operations for the years ended April 30, 1999, 2000 and 2001 under these agreements was $237, $179 and $236, respectively.

(c) Post-closure Landfill

The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In each of the three years ended April 30, 1999, 2000 and 2001, the Company paid $3, $5 and $7 respectively, pursuant to this agreement. As of April 30, 2000 and 2001, the Company has accrued $96 and $89 respectively, for costs associated with its post-closure obligations.

(d) Employee Loans

As of April 30, 2001, the Company has recourse loans to officers and employees outstanding in the amount of $1,953. The interest on these notes is payable upon demand by the company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (8% at April 30, 2001). Notes from officers consisted of $1,866 at April 30, 2001, with the remainder being from employees of the Company.

12.      SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central and Western and FCR Recycling. The Company's revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass and disposal and brokerage of recycled materials. Ancillary operations, mainly biofuel plants and major customer accounts are included in Other. The accounting policies of the business segments are the same as those described in Note 1.

                                          Eastern         Central         Western
                                           Region          Region          Region        Recycling         Other
                                        ------------    ------------    ------------    ------------    ------------
Year Ended April 30, 1999

Outside Revenues                        $     36,025    $     84,987    $     57,566    $          -    $        686
Inter-segment Revenues                         2,166          28,398           6,710               -               -
Income (Loss) from Continuing
  Operations                                  (1,024)          7,971           2,778               -          (3,375)
Depreciation &
  Amortization                                 5,336          12,334           6,357               -           1,307
Merger-Related Costs                               -             332             546               -           1,073
Interest Expense (Net)                         1,917           3,633           3,723               -          (3,709)
Capital Expenditures                          17,107          15,153          19,079               -           2,779
Total Assets                            $     49,703    $    113,978    $     99,633    $          -    $     17,910

Year Ended April 30, 2000

Outside Revenues                        $     84,353    $     97,807    $     60,671    $     46,034    $     26,148
Inter-segment Revenues                        13,999          32,657          12,776           9,242           4,978
Income (Loss) from Continuing
  Operations                                   1,259          14,793           5,227           3,190         (13,279)
Depreciation &
  Amortization                                11,692          13,992           7,847           1,228           3,584
Merger-Related Costs                           1,101               -             389               -               -
Interest Expense (Net)                         4,315           3,491           3,116           1,569           3,182
Capital Expenditures                          18,092          15,806          17,422           9,169           8,086
Total Assets                            $    377,724    $    127,749    $    112,237    $    91,870     $    150,890


Year Ended April 30, 2001

Outside Revenues                        $    158,754    $     99,305    $     66,473    $    108,903    $     46,381
Inter-segment Revenues                        38,267          40,498          14,995          18,463           1,273
Income (Loss) from Continuing
  Operations                                  (3,876)          3,706           4,152         (49,780)        (36,443)
Depreciation &
  Amortization                                20,349          14,330           9,855           3,955           4,394
Impairment Charge                              1,948           7,765              49          49,857               -
Interest Expense (Net)                        10,346           3,564           4,321           6,923          13,493
Capital Expenditures                          25,843          20,545          16,445           7,750          (9,065)
Total Assets                            $    283,967    $    126,617    $    112,882    $     80,984    $     81,843

                                         Elimination        Total
                                        ------------    ------------
Year Ended April 30, 1999

Outside Revenues                        $          -    $    179,264
Inter-segment Revenues                       (37,274)              -
Income (Loss) from Continuing
  Operations                                       -           6,350
Depreciation &
  Amortization                                     -          25,334
Merger-Related Costs                               -           1,951
Interest Expense (Net)                             -           5,564
Capital Expenditures                               -          54,118
Total Assets                            $          -    $    281,224

Year Ended April 30, 2000

Outside Revenues                        $          -    $    315,013
Inter-segment Revenues                       (73,652)              -
Income (Loss) from Continuing
  Operations                                       -          11,190
Depreciation &
  Amortization                                     -          38,343
Merger-Related Costs                               -           1,490
Interest Expense (Net)                             -          15,673
Capital Expenditures                               -          68,575
Total Assets                            $          -    $    860,470

Year Ended April 30, 2001

Outside Revenues                        $          -    $    479,816
Inter-segment Revenues                      (113,496)              -
Income (Loss) from Continuing
  Operations                                       -         (82,241)
Depreciation &                                     -
  Amortization                                     -          52,883
Impairment Charge                                             59,619
Interest Expense (Net)                             -          38,647
Capital Expenditures                               -          61,518
Total Assets                            $          -    $    686,293

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for 2001 and 2000.

                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter    Quarter
                                               -------     -------     -------    -------
2001
Revenues                                       $141,080    $126,448    $112,705    $ 99,583

Operating Income (Loss)                          14,056      14,135      10,788     (67,944)

Income (Loss) Before Income Taxes
    and Discontinued Operations                   3,630       3,101     (13,419)    (88,284)

Net Income (Loss) Applicable

     To Common Stockholders                       3,319         364     (13,620)    (93,568)

Basic Earnings per Share                           0.14        0.02       (0.58)      (4.04)

Diluted Earnings per Share                         0.14        0.01       (0.58)      (4.04)


                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter    Quarter
                                               -------     -------     -------    -------
2000

Revenues                                       $ 53,725    $ 54,684    $ 86,704    $119,900

Operating Income                                  7,149       9,645       9,748      13,140

Income Before Income Taxes
  Discontinued Operations
  and Extraordinary Item                          5,603       8,485       4,742       2,975

Net Income                                        3,041       4,872         755       2,382

Basic Earnings per Share                           0.19        0.30        0.04        0.10

Diluted Earnings per Share                         0.18        0.30        0.04        0.10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under "Executive Officers and Other Key Employees of the Company" in Item 1 of Part I of this report) have been omitted from this report, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1) Consolidated Financial Statements included under Item 8:

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of April 30, 2000 and 2001

       Consolidated Statements of Operations for the Years Ended April 30, 1999, 2000 and 2001.

       Consolidated Statements of Redeemable Convertible Preferred Stock, and Stockholders' Equity for the Years Ended April 30, 1999, 2000 and 2001.

       Consolidated Statements of Cash Flows for the Years Ended April 30, 1999, 2000 and 2001.

       Notes to Consolidated Financial Statements

       Item 14(a)(2) Schedule II - Valuation and Qualifying Accounts

       Item 14(a)(3) Exhibits:

       The following Exhibits are filed as part of this report under Item 14(c):

Exhibit
No.                Description
---                -----------

     2.1(1) Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. ("Casella"), KTI, Inc. ("KTI") and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 19991112)).

     3.1 Amended and Restated Certificate of Incorporation of Casella (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8 of Casella as filed November 18, 1998).

     3.3 Second Amended and Restated By-Laws of Casella (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

     4.1 Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).

     4.2 Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

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

     10.31 Agreement between Timber Energy Resources, Inc. and Florida Power Corporation dated December 31, 1984. (Incorporated herein by reference to exhibit 10.31 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 19991112)).

     10.32 Steam Agreement between Multitrade Group, Inc. and Tultex Corporation dated August 11, 1987, as amended. (incorporated herein by reference to Exhibit 10.32 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 19991112)).

     10.33 Form of Penobscot Energy Recovery Company Waste Disposal Agreement (City of Bangor) dated April 1, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

     10.34     Steam Agreement between Multitrade Group, Inc. and
               Bassett-Walker, Inc. dated March 1, 1993, as amended. (incorporated herein by reference to Exhibit 10.34 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 19991112)).

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

     10.38 Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995. (incorporated herein by reference to Exhibit
               10.38 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 19991112)).

     10.39 Steam Supply and Operating Agreement between Multitrade Group, Inc. and E.I. DuPont De Nemours & Co. dated February 11, 1998, as amended.(incorporated herein by reference to Exhibit 10.39 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 19991112)).

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

     10.43 Management Compensation Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999.

     10.44 Management Compensation Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated December 8, 1999.

     10.45 Management Compensation Agreement between Casella Waste Systems, Inc. and Jerry S. Cifor dated December 8, 1999.

     10.46 Management Compensation Agreement between Casella Waste Systems, Inc. and Martin J. Sergi dated December 8, 1999.

     10.47 Management Compensation Agreement between Casella Waste Systems, Inc. and Ross Pirasteh dated December 8, 1999.

     10.48 Preferred Stock Purchase Agreement, dated as of June 28, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

     10.49 Registration Rights Agreement, dated as of August 11, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

     10.50 First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

     10.51 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

     10.52 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211))

     10.53 Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.6 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

     10.54 Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated February 22, 2001, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.).

     10.55 Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated June 4, 2001, between the Company and Fleet National Bank (f/k/a B nkBoston, N.A.).

     10.56 KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).

     10.57 KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).

     21.1      Subsidiaries of Casella Waste Systems, Inc.

     23.1      Consent of Arthur Andersen LLP.


Item 14(b) Reports on Form 8-K

During the quarter ended April 30, 2001 the Company filed no reports on Form
8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CASELLA WASTE SYSTEMS, INC.

                                                 By: /s/ John W. Casella
                                                    -----------------------
                                                    John W. Casella
                                                    Chairman and Chief
                                                    Executive Officer

                                                 Date: July 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                 Title                                    Date
---------                 -----                                    ----

/s/ John W. Casella       Chairman of the Board of Directors       July 30, 2001
-----------------------   and Chief Executive Officer
John W. Casella           (Principal Executive Officer)


/s/ James W. Bohlig       President and Chief                      July 30, 2001
-----------------------   Operating Officer, Director
James W. Bohlig

/s/ Jerry Cifor           Senior Vice President and Chief          July 30, 2001
-----------------------   Financial Officer (Principal
Jerry Cifor               Accounting and Financial Officer)

/s/ Douglas R. Casella    Director                                 July 30, 2001
-----------------------
Douglas R. Casella

/s/ John F. Chapple III   Director                                 July 30, 2001
-----------------------
John F. Chapple III

/s/ Gregory B. Peters     Director                                 July 30, 2001
-----------------------
Gregory B. Peters

/s/ George Mitchell       Director                                 July 30, 2001
-----------------------
George Mitchell

/s/ Wilbur L. Ross Jr     Director                                 July 30, 2001
-----------------------
Wilbur L. Ross Jr

/s/ D. Randolph Peeler    Director                                 July 30, 2001
-----------------------
D. Randolph Peeler

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Casella Waste Systems, Inc. included in this Form 10-K and have issued our opinion thereon dated July 19, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation Accounts Schedule (Schedule II) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


/s/ Arthur Andersen LLP

Boston, Massachusetts
July 19, 2001

FINANCIAL STATEMENT SCHEDULES

                                   Schedule II

                               Valuation Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In thousands of dollars)
                                                      Year ended April 30,
                                                   --------------------------
                                                   1999       2000       2001
                                                   ----       ----       ----

Balance at beginning of period                   $ 1,283    $ 1,430    $ 5,371

Additions -   Charged to expense                   1,896      1,790      3,105
              Acquisition related                    273      2,894          -

Deductions -  Bad debts written off,
              net of recoveries                   (2,022)      (743)    (3,572)
                                                 -------    -------    -------
Balance at end of period                         $ 1,430    $ 5,371    $ 4,904
                                                 =======    =======    =======

RESTRUCTURING

(In thousands of dollars)
                                                      Year ended April 30,
                                                   --------------------------
                                                   1999       2000       2001
                                                   ----       ----       ----

Balance at beginning of period                   $     -    $     -    $     -

Additions - Charged to expense                         -          -      4,151

Deductions - Amounts Paid                              -          -          -
                                                 -------    -------    -------
Balance at end of period                         $     -    $     -    $ 4,151
                                                 =======    =======    =======