Form 10-Q
period 2001-07-31
CASELLA WASTE SYSTEMS INC
filed 2001-09-12
CIK 911177

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

       For the quarterly period ended July 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 4, 2001:

         Class A Common Stock         22,441,517
         Class B Common Stock            988,200
================================================================================

PART I.                 FINANCIAL INFORMATION
ITEM 1.                 FINANCIAL STATEMENTS



                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)

                                 ASSETS                   April 30,          July 31,
                                 ------                     2001               2001
                                                          ---------         ---------
CURRENT ASSETS:
   Cash and Cash Equivalents                              $  22,001         $   4,400
   Restricted Cash                                            7,175             7,620
   Accounts Receivable - Trade, net of allowance
     for doubtful accounts of $4,904 and $3,941              51,776            51,649
   Notes Receivable - Officers/Employees                      1,953             1,953
   Prepaid Expenses                                           5,669             6,180
   Inventory                                                  3,017             2,458
   Investments                                                3,641             3,708
   Deferred Income Taxes                                      8,015            11,810
   Net Assets Held for Sale                                   8,041              --
   Net Assets of Discontinued Operations                     11,534            15,747
   Other Current Assets                                       2,763             2,955
                                                          ---------         ---------

   Total Current Assets                                     125,585           108,480
                                                          ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, at Cost:
   Land and Land Held for Investment                         11,813            11,650
   Landfills                                                 77,620            80,729
   Landfill Development                                      12,553            13,334
   Buildings and Improvements                                50,597            51,033
   Machinery and Equipment                                  139,921           143,229
   Rolling Stock                                             84,076            84,350
   Containers                                                39,117            39,769
                                                          ---------         ---------

                                                            415,697           424,094

   Less: Accumulated Depreciation and Amortization         (125,160)         (135,123)
                                                          ---------         ---------

   Property, Plant and Equipment, net                       290,537           288,971
                                                          ---------         ---------
OTHER ASSETS:
   Intangible Assets, net                                   237,573           234,502
   Restricted Cash                                            2,902             3,101
   Deferred Income Taxes                                      5,259             2,155
   Investment in Unconsolidated Entities                     21,844            24,786
   Other Non-Current Assets                                   2,593             2,685
                                                          ---------         ---------

                                                            270,171           267,229
                                                          ---------         ---------

                                                          $ 686,293         $ 664,680
                                                          =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands except for share and per share data)

                              LIABILITIES AND
                           STOCKHOLDERS' EQUITY                      April 30,         July 31,
                           --------------------                        2001              2001
                                                                     ---------         ---------
CURRENT LIABILITIES:
            Current Maturities of Long-Term Debt                     $   6,690         $   3,789
            Current Maturities of Capital Lease Obligations              1,429             1,428
            Accounts Payable                                            29,158            30,752
            Accrued Payroll and Related Expenses                         2,542             3,495
            Accrued Interest                                             4,880             3,290
            Accrued Income Taxes                                         3,388             4,260
            Accrued Closure and Post-Closure Costs,
              Current Portion                                               77                77
            Deferred Revenue                                               520               378
            Other Current Liabilities                                   21,844            27,374
                                                                     ---------         ---------

            Total Current Liabilities                                   70,528            74,843
                                                                     ---------         ---------

Long-Term Debt, Less Current Maturities                                350,511           320,793
                                                                     ---------         ---------

Capital Lease Obligations, Less Current Maturities                       4,593             4,179
                                                                     ---------         ---------

Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                               17,153            19,254
                                                                     ---------         ---------

Minority Interest                                                          677               605
                                                                     ---------         ---------

Other Long-Term Liabilities                                             12,160            15,121
                                                                     ---------         ---------
COMMITMENTS AND CONTINGENCIES

Series A Redeemable, Convertible Preferred Stock,
55,750 Shares Authorized, Issued and Outstanding, Liquidation
Preference of $1,000 per share                                          57,720            58,423

STOCKHOLDERS' EQUITY

Class A Common Stock -
  Authorized - 100,000,000 Shares, $0.01 par value
  Issued and Outstanding - 22,198,000 and 22,384,000
  Shares as of April 30, 2001 and July 31, 2001, respectively              222               224
Class B Common Stock -
  Authorized - 1,000,000 Shares, $0.01 par value 10 Votes per
   Share
 Issued and Outstanding - 988,000 Shares                                    10                10
Accumulated Other Comprehensive Income/(Loss)                              586            (3,779)
Additional Paid-In Capital                                             271,502           272,902
Accumulated Deficit                                                    (99,369)          (97,895)
                                                                     ---------         ---------

Total Stockholders' Equity                                             172,951           171,462
                                                                     ---------         ---------

                                                                     $ 686,293         $ 664,680
                                                                     =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended
                                                                   ---------------------------
                                                                    July 31,          July 31,
                                                                      2000              2001
                                                                   ---------         ---------
Revenues                                                           $ 141,081         $ 112,341
                                                                   ---------         ---------
Operating Expenses:
               Cost of Operations                                     97,375            74,466
               General and Administration                             15,895            13,727
               Depreciation and Amortization                          13,755            12,631
                                                                   ---------         ---------

                                                                     127,025           100,824
                                                                   ---------         ---------

Operating Income                                                      14,056            11,517
                                                                   ---------         ---------
Other (Income)/Expense:
               Interest Income                                          (601)             (280)
               Interest Expense                                       10,539             8,704
               (Income)/Loss from Equity Method Investments              364              (566)
               Minority Interest                                         190               (72)
               Other Income                                              (66)             (843)
                                                                   ---------         ---------

Other Expenses, net                                                   10,426             6,943
                                                                   ---------         ---------
Income from Continuing Operations Before
   Income Taxes and Discontinued Operations                            3,630             4,574
Provision for Income Taxes                                             1,952             2,147
                                                                   ---------         ---------
Net Income from Continuing Operations Before
   Discontinued Operations                                             1,678             2,427
                                                                   ---------         ---------
Discontinued Operations:
               Income from Discontinued Operations to be
               Disposed (net of income taxes of $933)                  1,641              --

Cumulative Effect of Change in Accounting Principle
   (net of income tax benefit of $170)                                  --                (250)
                                                                   ---------         ---------

Net Income                                                             3,319             2,177
                                                                   ---------         ---------

Accretion of Preferred Stock Dividend                                   --                 703
                                                                   ---------         ---------

Net Income Available to Common Stockholders                        $   3,319         $   1,474
                                                                   =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands except for share and per share data)

                                                            Three Months Ended
                                                       ------------------------------
                                                        July 31,            July 31,
                                                          2000                2001
                                                       ----------          ----------
Earnings Per Share:
Basic:
     Income from Continuing Operations Before
        Discontinued Operations                        $     0.07          $     0.07
     Income from Discontinued Operations               $     0.07          $     --
     Cumulative Effect of Accounting Changes           $     --            $    (0.01)
                                                       ----------          ----------

     Net Income per Common Share                       $     0.14          $     0.06
                                                       ==========          ==========
     Basic Weighted Average Common
        Shares Outstanding                                 23,211              23,267
                                                       ==========          ==========
Diluted:
     Income from Continuing Operations Before
        Discontinued Operations                        $     0.07          $     0.07
     Income from Discontinued Operations               $     0.07          $     --
     Cumulative Effect of Accounting Changes           $     --            $    (0.01)
                                                       ----------          ----------

     Net Income per Common Share                       $     0.14          $     0.06
                                                       ==========          ==========
     Diluted Weighted Average Common
        Shares Outstanding                                 23,889              23,929
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                          Three Months Ended
                                                                                      ---------------------------
                                                                                      July 31,           July, 31
                                                                                        2000               2001
                                                                                      --------           --------
Cash Flows from Operating Activities:
     Net Income                                                                       $  3,319           $  2,177
                                                                                      --------           --------
     Adjustments to Reconcile Net Income
        to Net Cash Provided by Operating Activities -
     Depreciation and Amortization                                                      13,755             12,631
     Income from Equity Method Investments                                                 364               (566)
     Gain on Sale of Assets                                                               (169)              (789)
     Minority Interest                                                                     190                (72)
     Deferred Income Taxes                                                                --                2,311
     Changes in Assets and Liabilities, net of
        Effects of Acquisitions -
               Accounts Receivable                                                     (13,749)               127
               Accounts Payable                                                          6,276              1,594
               Other Current Assets and Liabilities                                     13,211              4,743
                                                                                      --------           --------

                                                                                        19,878             19,979
                                                                                      --------           --------

                         Net Cash Provided by Operating Activities                      23,197             22,156
                                                                                      --------           --------
Cash Flows from Investing Activities:
     Acquisitions, Net of Cash Acquired                                                 (3,761)              --
     Proceeds from Divestitures, Net of Cash Divested                                     --                8,008
     Additions to Property and Equipment                                               (20,588)            (9,142)
     Proceeds from Sale of Equipment                                                       568                636
     Advances to Unconsolidated Entities                                                (1,603)            (2,591)
     Other                                                                                (475)              (812)
                                                                                      --------           --------

                         Net Cash Used in Investing Activities                         (25,859)            (3,901)
                                                                                      --------           --------
Cash Flows from Financing Activities:

     Proceeds from Long-Term Borrowings                                                 18,920              4,900
     Principal Payments on Long-Term Debt                                               (7,260)           (37,934)
     Proceeds from Issuance of Common Stock                                                 88              1,391
     Proceeds from Equity Transactions of  Majority-
       Owned Subsidiary                                                                    469               --
                                                                                      --------           --------

                         Net Cash Provided by (Used in) Financing Activities            12,217            (31,643)
                                                                                      --------           --------

Cash from Discontinued Operations                                                       (2,819)            (4,213)

Net Increase (Decrease) in Cash and Cash Equivalents                                     6,736            (17,601)
Cash and Cash Equivalents, Beginning of Period                                           8,864             22,001
                                                                                      --------           --------

Cash and Cash Equivalents, End of Period                                              $ 15,600           $  4,400
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                              Three Months Ended
                                                                          ---------------------------
                                                                          July 31,           July, 31
                                                                            2000               2001
                                                                          --------           --------
Supplemental Disclosures of Cash Flow Information:
           Cash Paid During the Period for -
                      Interest                                            $  1,605           $ 10,714
                                                                          ========           ========
                      Income Taxes                                        $   --             $   (111)
                                                                          ========           ========

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
           Summary of Entities Acquired
             in Purchase Business Combinations
                      Fair Market Value of Assets Acquired                $ 17,044           $   --
                      Cash Paid, net                                        (3,761)              --
                                                                          --------           --------

                                     Exchange of Note Receivable          $ 13,283           $   --
                                                                          ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         (All amounts in thousands, except for share and per share data)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of July 31, 2001, the consolidated statements of operations for the three months ended July 31, 2000 and 2001 and the condensed consolidated statements of cash flows for the three months ended July 31, 2000 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The previously issued consolidated statements of operations for the three months ended July 31, 2000 and the condensed consolidated statement of cash flows for the three months ended July 31, 2000 have been changed to reflect the effects of discontinued operations. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2001. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report"). The results of the three months ended July 31, 2001 may not be indicative of the results that may be expected for the fiscal year ended April 30, 2002.

1.          BUSINESS COMBINATIONS

During the three months ended July 31, 2001, the Company did not acquire any operations. During the three months ended July 31, 2000, the Company acquired six solid waste hauling operations in transactions accounted for as purchases, in which the operating results of these businesses are included in the Consolidated Statement of Operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 2000. Since the Company did not acquire any operations during the three months ended July 31, 2001, the actual results for that period are reflected below for comparative purposes only.

                                               Three Months       Three Months
                                                   Ended              Ended
                                              July 31, 2000       July 31, 2001
                                                ----------         ----------

Revenues                                        $  142,508         $  112,341
                                                ==========         ==========

Operating Income                                $   14,359         $   11,517
                                                ==========         ==========

Net Income applicable to Common Stockholders    $    2,189         $    1,474
                                                ==========         ==========

Diluted Income per Share                        $     0.09         $     0.06
                                                ==========         ==========

Weighted Average Diluted
   Shares Outstanding                               23,889             23,929
                                                ==========         ==========

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2000 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

2.          ADOPTION OF NEW ACCOUNTING STANDARD

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on May 1, 2001. The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility and changes in the commodity prices of recycled paper.

The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing debt under our credit facility and accounted for as cash flow hedges pursuant to SFAS 133. The Company has six interest rate swaps outstanding, expiring at various times between January and April 2003 with a notional amount of $250 million. The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair value of these interest rate swaps as an obligation of $6.9 million, with the offset (net of taxes of $2.8 million) recorded as an unrealized loss in other comprehensive income (loss) (see Note
6). Because the relevant terms of the interest rate swaps and the specific debts they have been designated to hedge are not identical, the swaps are not perfectly effective, and could result in ineffectiveness being recorded in earnings.

Accordingly, the ineffective portion of the hedge was recorded as a cumulative effect of change in accounting principle in the accompanying financial statements. The ineffectiveness recorded in earnings for the quarter ended July 31, 2001 was approximately $420K and is reflected as a reduction in interest expense in the accompanying financial statements. The estimated net amount of the existing losses as of July 31, 2001 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $5.3 million, included in current liabilities on the financial statements. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into nine commodity hedges, which expire at various times between September 2001 and June 2002. The Company has evaluated these hedges and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Because the relevant terms of the hedges and the transactions they have been designated to hedge are identical, there was no ineffectiveness required to be recognized into earnings. Upon adoption of SFAS 133, the Company recorded the fair value of these hedges as an asset of $1.8 million, with the offset (net of taxes of $.7 million) recorded as an unrealized gain in other comprehensive income (loss) (see Note
6), all of which is expected to be reclassified into earnings as the hedged transactions occur within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in commodity prices.

3.          LEGAL PROCEEDINGS

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

4.          ENVIRONMENTAL LIABILITIES

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

5.          EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding at July 31 of each year indicated to the weighted average number of common shares outstanding and the weighted average number of common and potentially dilutive common shares outstanding for the respective three month periods for the purpose of calculating basic and dilutive earnings per common share:

                                               Three Months       Three Months
                                                   Ended              Ended
                                              July 31, 2000       July 31, 2001
                                                ----------         ----------
Number of Shares Outstanding, End of Period:
   Class A Common Stock                            22,233             22,384
   Class B Common Stock                               988                988
Effect of Weighted Average Shares
   Outstanding for the Period                         (10)              (105)
                                                  -------            -------

Basic Shares Outstanding                           23,211             23,267

Impact of Potentially Dilutive Securities             678                662
                                                  -------            -------

Diluted Shares Outstanding                         23,889             23,929
                                                  =======            =======

For the three months ended July 31, 2000 and 2001, 4,100 and 7,713 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

6.          COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive loss is as follows:

                                                           Three Months Ended
                                                             July 31, 2001
                                                             -------------

Net Income                                                       $ 1,474

Other Comprehensive Loss                                          (4,365)
                                                                 -------

Comprehensive Loss                                               $(2,891)
                                                                 =======

The components of other comprehensive income and related tax effects for the three months ended July 31, 2001 are shown as follows (in thousands):

                                                  Gross          Tax effect        Net of tax
                                                 -------         ----------        ----------
Cumulative effect of change in accounting
  principle, beginning of period                 $(4,650)          $(1,885)          $(2,765)
Changes in fair value of interest rate swaps
  and commodity hedges during period, net         (2,757)           (1,117)           (1,640)
Changes in fair value of marketable securities
  during the period                                   67                27                40
                                                 -------           -------           -------
                                                 $(7,340)          $(2,975)          $(4,365)
                                                 =======           =======           =======

7.          SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western and FCR Recycling. The Company's revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, plastics and glass and disposal and brokerage of recycled materials. Ancillary operations, mainly bio-fuel plants and major customer accounts, are included in Other.

                                         Eastern         Central         Western        Recycling          Other
                                          Region          Region          Region
                                         --------        --------        --------        --------         --------
Three Months Ended July 31, 2001:

Outside Revenue                          $ 37,820        $ 27,615        $ 17,640        $ 22,985         $  6,281
                                         ========        ========        ========        ========         ========

Inter-segment Revenue                    $  8,167        $ 12,720        $  4,504        $  3,579         $     57
                                         ========        ========        ========        ========         ========
Income/(Loss)
  from Continuing Operations             $    417        $  5,337        $    979        $ (2,070)        $ (2,736)
                                         ========        ========        ========        ========         ========

Total Assets                             $274,738        $126,253        $111,316        $ 74,097         $ 78,276
                                         ========        ========        ========        ========         ========

                                        Elimination
                                                           Total
                                         --------        --------
Outside Revenue                          $    -          $112,341
                                         ========        ========

Inter-segment Revenue                    $(29,027)       $    -
                                         ========        ========
Income/(Loss)
  from Continuing Operations             $    -          $  2,427
                                         ========        ========

Total Assets                             $    -          $664,680
                                         ========        ========

                                         Eastern         Central         Western        Recycling         Other
                                          Region          Region          Region
                                         --------        --------        --------        --------        --------
Three Months Ended July 31, 2000:

Outside Revenue                          $ 42,268        $ 26,924        $ 16,905        $ 34,619        $ 20,365
                                         ========        ========        ========        ========        ========
Inter-segment Revenue                    $ 10,872        $ 10,082        $  3,599        $  6,343        $    997
                                         ========        ========        ========        ========        ========
Income/(Loss)
  from Continuing Operations             $  1,076        $  4,433        $  1,389        $  1,186        $ (6,406)
                                         ========        ========        ========        ========        ========

Total Assets                             $382,102        $131,545        $127,566        $ 93,873        $163,161
                                         ========        ========        ========        ========        ========

                                        Elimination
                                                           Total
                                         --------        --------

Outside Revenue                          $    -          $141,081
                                         ========        ========

Inter-segment Revenue                    $(31,893)       $    -
                                         ========        ========

Income/(Loss)
  from Continuing Operations             $    -          $  1,678
                                         ========        ========


Total Assets                             $    -          $898,247
                                         ========        ========

8.          RESTRUCTURING

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

During the three months ended July 31, 2001, $502 was charged against the accrual. The remaining balance in the accompanying balance sheet, included in other current liabilities, amounted to $3,649.

9.          DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations:

At the end of fiscal year 2001, the Company adopted a formal plan to dispose of its Tire Processing, Commercial Recycling and Mulch Recycling businesses (herein "discontinued businesses"). The Company is accounting for these planned dispositions in accordance with APB Opinion No. 30, and accordingly the discontinued businesses are carried at estimated net realizable value less costs to be incurred through date of disposition.

The Mulch Recycling business was sold effective June 30, 2001 for one dollar, and the Company retained equipment having a fair market value of approximately $1.6 million. Additionally, the Company's obligations for a lease and employment agreements with a gross remaining value of approximately $2.6 million were terminated at a cost of $375,000.

On August 17, 2001 the Company signed a purchase and sale agreement to sell its Tire Processing business including its investment in New Heights. The transaction is expected to close in September 2001.

Net Assets Held for Sale:

The Company had identified for sale certain other businesses, which do not qualify as discontinued operations and which were classified as Net Assets Held for Sale as of April 30, 2001. These included its Timber Energy business and its one remaining plastics recycling facility.

On May 17, 2001, the plastics recycling business was sold for approximately $998 in total consideration. The consideration consisted of $406 in cash and $592 in notes.

On July 31, 2001, the Timber Energy business was sold for approximately $15.0 million in total consideration. The consideration comprised the buyer's assumption of debt, reimbursement of restricted cash funds, and a working capital adjustment, resulting in $10.7 million cash.

10.         NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements. However, the Company believes that the impact, when ultimately determined, could have a significant adverse effect on the Company's carrying value of certain long-term assets (mainly goodwill). The Company will adopt SFAS No. 141 and SFAS No. 142 as of the beginning of its fiscal year 2003.

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. the ("Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily throughout the eastern portion of the United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under its contracts at its wholly owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy"), a waste-to-energy facility. As of September 5, 2001, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 43 recycling processing facilities, 38 solid and liquid waste collection divisions and one power generation facility, as well as a 50% interest in a cellulose insulation joint venture.

The Company's revenues have decreased from $141.1 million for the three months ended July 31, 2000 to $112.3 million for the three months ended July 31, 2001. From May 1, 2000 through April 30, 2001, the Company acquired 13 solid waste collection, transfer and disposal operations, all of which were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been consolidated from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations. Between May 1, 2001 and July 31, 2001, the Company acquired no such businesses.

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

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection and transfer revenues as a percentage of revenues during the three months ending July 31, 2001 is primarily attributable to the effects of price and volume increases. The decrease in the Company's landfill/disposal revenues as a percentage of revenues during the three months ending July 31, 2001 is primarily attributable to the divestiture of its majority interest in Penobscot Energy Recovery Company LP. The decrease in the Company's brokerage revenues as a percentage of revenues during the three months ending July 31, 2001 is primarily attributable to the overall effects of commodity prices. The decrease in the Company's other revenues as a percentage of revenues during the three months ending July 31, 2001 is primarily attributable to divestitures made during the period.

                                                   Percentage of Revenues
                                                   ----------------------
                                                 Three Months Ended July 31,
                                                 ---------------------------
                                                     2000           2001
                                                    ------         ------

Collection.......................................    42.0%          51.8%
Landfill/Disposal Facilities.....................    14.7           13.4
Transfer.........................................     6.6           11.4
Recycling........................................     6.8            7.3
Brokerage........................................    17.8           13.2
Other............................................    12.1            2.9
                                                    ------         ------

Total Revenues                                      100.0%         100.0%
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

                                                   Percentage of Revenues
                                                   ----------------------
                                                 Three Months Ended July 31,
                                                 ---------------------------
                                                     2000           2001
                                                    ------         ------

Revenues                                            100.0%         100.0%

Cost of Operations                                   69.0           66.3
General and Administration                           11.3           12.2
Depreciation and Amortization                         9.7           11.2
                                                    ------         ------
Operating Income                                     10.0           10.3

Interest Expense, net                                 7.0            7.6
Equity Loss (Gain) on Equity Method Investments       0.3           (0.5)
Minority Interest                                     0.1           (0.1)
Other (Income)/Expense                                0.0           (0.8)
Provision for Income Taxes                            1.4            1.8
                                                    ------         ------

Income from Continuing Operations                     1.2            2.2

Discontinued Operations                               1.2            0.0

Cumulative Effect of Accounting Changes               0.0            0.3
                                                    ------         ------

Net Income                                            2.4%           1.9%
                                                    ======         ======

Adjusted EBITDA*                                     19.6%          21.6%
                                                    ======         ======

* See discussion and computation of adjusted EBITDA below.

REVENUES:
Revenues decreased $28.7 million, or (20.4)% to $112.3 million in the quarter ended July 31, 2001 from $141.1 million in the quarter ended July 31, 2000. Approximately $18.2 million of the decrease in the quarter was attributable to the impact of businesses divested during fiscal 2001. This decrease was partially offset by the rollover effect of acquisitions amounting to approximately $1.6 million. The remaining decrease of $12.1 million was mainly attributable to the negative impact of lower average recyclable commodity prices and volumes, partially offset by price and volume increases in the solid waste businesses amounting to approximately $7.6 million.

COST OF OPERATIONS:
Cost of operations decreased $22.9 million or (23.5)% to $74.5 million in the quarter ended July 31, 2001 from $97.4 million in the quarter ended July 31, 2000. This decrease mainly arises from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 66.3% in the quarter ended July 31, 2001 from 69.0% in the prior year. The decrease in cost of operations as a percentage of revenues was primarily the result of recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%). Brokerage comprised approximately 13.2% of the Company's revenues in the current quarter, versus 17.8% in the prior year.

GENERAL AND ADMINISTRATION:
General and administration expenses decreased $2.2 million, or (13.6)% to $13.7 million in the quarter ended July 31, 2001 from $15.9 million in the quarter ended July 31, 2000, but increased as a percentage of revenues to 12.2% in the quarter ended July 31, 2001 from 11.3% in the quarter ended July 31, 2000. The decrease in general and administrative expenses was primarily the result of divestitures. The increase in general and administrative expenses as a percentage of revenues was primarily the result of recyclable brokerage operations, which could not lower its fixed general and administrative costs in concert with lower commodity prices (revenue).

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expenses decreased $1.1 million, or (8.2)%, to $12.6 million in the quarter ended July 31, 2001 from $13.7 million in the quarter ended July 31, 2000. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expenses as a percentage of revenue increased to 11.2% in the quarter ended July 31, 2001 from 9.7% in the quarter ended July 31, 2000. The increase in depreciation and amortization expenses as a percentage of revenues resulted primarily from a lower level of revenue.

INTEREST EXPENSE, NET:
Net interest expense decreased $1.5 million, or (15.2)% to $8.4 million in the quarter ended July 31, 2001 from $9.9 million in the quarter ended July 31, 2000. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year. Interest expense, as a percentage of revenues increased to 7.6% in the quarter ended July 31, 2001 from 7.0% in the quarter ended July 31, 2000 primarily due to a lower level of revenue.

(GAIN)/LOSS FROM EQUITY METHOD INVESTMENTS:
During the quarter ending July 31, 2001 the Company recorded its 50% equity interest in GreenFiber under the equity method of accounting. The prior period also reflected the Company's 35% ownership of Oakhurst Company, Inc., which was acquired as part of KTI. Oakhurst Company, Inc. owned 37.5% of New Heights Recovery and Power LLC ("New Heights"). The Company also had a direct ownership interest in New Heights of 12.5%.

Effective July 3, 2001 the Company acquired Oakhurst Company, Inc.'s 37.5% interest in New Heights and transferred back to Oakhurst the 35% ownership of Oakhurst owned by KTI.

MINORITY INTEREST:
This amount now represents the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. The prior period also reflected the minority owners' interest in the Company's majority owned subsidiaries Maine Energy Recovery Company and Penobscot Energy Recovery Company. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in the Penobscot Energy Recovery Company.

OTHER (INCOME)/EXPENSE:
Other (income)/expense increased $1.0 million in the quarter ended July 31, 2001 to $(0.9) from $(0.1) million in the quarter ended July 31, 2000, primarily attributable to gains on sale of assets.

PROVISION FOR INCOME TAXES:
Provision for income taxes remained largely unchanged, but as a percentage of revenues, increased to 1.8% from 1.4%. The effective tax rate decreased to 47.6% in the quarter ended July 31, 2001 from 53.8% in the quarter ended July 31, 2000. The decrease is primarily due to the Company's increase in profitability in the first quarter of 2001, and lower amortization of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had positive net working capital of $55.0 million and $33.6 million at April 30, 2001 and at July 31, 2001, respectively. The main factors accounting for the decrease were lower cash balances and the sale of assets held for sale.

The Company has a $417.5 million revolving line of credit with a group of banks for which Fleet Bank, N.A. is acting as agent. This line of credit consists of a $280 million Senior Secured Revolving Credit Facility ("Revolver") and a $137.5 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were approximately $66 million at July 31, 2001.

Net cash provided by operating activities amounted to $22.1 million for the quarter ended July 31, 2001 compared to $23.2 million for the same period of the prior fiscal year. The decrease was primarily due to the change in the Company's working capital, together with a decrease in depreciation and amortization.

Net cash used in investing activities was $3.9 million for the three months ended July 31, 2001 compared to $25.9 million cash used for the same period last year. The decrease in investing activities reflected mainly the Company's lower capital expenditures, the Company did not make any acquisitions, and the proceeds from divestitures.

Net cash used by financing activities was $31.6 million for the three months ended July 31, 2001 compared to $12.2 million cash provided by financing activities for the same period of the prior fiscal year. This decrease was primarily due to the Company paying down debt from the utilization of working capital, mainly cash, and the proceeds from divestitures.

SEASONALITY
-----------

The Company's transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:
(i) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (ii) decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income results are therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs to certain of the Company's operations.

The recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the facilities located in Florida experience increased volumes of recyclable materials during the winter months, followed by decreases in the summer months in connection with seasonal changes in population.

The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to plant shutdowns for the holidays.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements. However, the Company believes that the impact, when ultimately determined, could have a significant adverse effect on the Company's carrying value of certain long-term assets (mainly goodwill). The Company will adopt SFAS No. 141 and SFAS No. 142 as of the beginning of its fiscal year 2003.

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

                                          Three Months Ended July 31,
                                          ---------------------------

Adjusted EBITDA:                            2000              2001
                                          --------          --------

Operating Income                          $ 14,056          $ 11,517
Depreciation and Amortization               13,755            12,631
Minority Interest                             (190)               72
                                          --------          --------

Adjusted EBITDA                           $ 27,621          $ 24,220
                                          ========          ========

EBITDA as a percentage of revenues            19.6%             21.6%
                                          ========          ========


Noted below is Adjusted EBITDA as reported by each of the Company's key operating groups.

                                          Three Months Ended July 31,
                                          ---------------------------

Adjusted EBITDA by Group:                   2000              2001
                                          --------          --------

Solid Waste Operations                    $ 22,579          $ 22,490
Recycling                                    4,088             1,193
Other                                          954               537
                                          --------          --------

Adjusted EBITDA                           $ 27,621          $ 24,220
                                          ========          ========

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

INTEREST RATE VOLATILITY
------------------------

The interest rate on $250 million of long-term debt has been fixed through six interest rate swaps. The company has interest rate risk relating to approximately $75 million of long-term debt at July 31, 2001. The average interest rate on the variable rate portion of long-term debt was 9.51% for the first fiscal quarter. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of the Company's debt is at fixed rates and not subject to interest rate risk.

COMMODITY PRICE VOLATILITY

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

WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING KTI'S OPERATIONS AND ASSETS.

We acquired KTI on December 14, 1999. Since that time, we have experienced difficulties in integrating the operations of KTI and these difficulties have caused us to revise our publicly disclosed projections on several occasions. Although we are divesting of a number of operations we acquired from KTI, there can be no assurance that we will not continue to experience difficulties in integrating KTI's operations effectively.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD
EXCLUSIVELY BY JOHN W. CASELLA AND DOUGLAS R. CASELLA.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At September 4, 2001, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our chairman and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding at September 4, 2001, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 34.2% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

Part II.    OTHER INFORMATION
-----------------------------

Item 1.     LEGAL PROCEEDINGS
-----------------------------

The Company's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), was a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The Grafton Superior Court ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least within 51 acres of NCES's 87-acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the Supreme Court denied the Town's appeal. Notwithstanding the Supreme Court's ruling, the Town has continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage II, Phase II. Additionally, the Town has asserted such jurisdiction with respect to Stage III and has further stated that the Town's height ordinance and building permit process may apply to Stage III. The Company is discussing the matters with the Town and expects to file an action for declaratory relief.

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

On May 11, 2000, the Company was granted a permit modification by the New Hampshire Department of Environmental Services to increase the volume of solid waste processed and stored at its GDS transfer station in Newport, New Hampshire. On or about June 12, 2000, a local environmental activist appealed the permit modification to the New Hampshire Waste Management Council. The appeal claims that the modification will lead to adverse environmental impacts through higher waste flows and increased levels of incineration at a nearby waste-to-energy facility, that the Company has been the subject of "complaints" arising from its New England and New York operations, and that the Company has failed to demonstrate that the modification is consistent with the waste management plan of the local waste management district. On August 23, 2001 the New Hampshire Waste Management Council dismissed the appeal due to the appellant's lack of standing.

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

On or about December 19, 2000, a complaint was filed in the Superior Court of New Jersey against the Company, Seaglass, Inc., KTI Recycling of New Jersey, Inc., Oakhurst Company, Inc., and Marty Sergi. The complaint alleges that Fred Devlin was not paid his "Tagalong Payment" when KTI, Inc. sold its 80% interest in Seaglass, Inc. to New Heights Power & Recovery, LLC and that his employment agreement was breached when he was terminated. The Company has filed a motion to compel arbitration, which resulted in dismissal of the complaint and the initiation of arbitration proceedings. In an effort to settle the matter prior to arbitration, the parties engaged in third party mediation on September 5, 2001. The mediation resulted in a settlement of the dispute whereby the Company will pay the Tagalong Payment plus interest (total payment of $700,000) in return for the delivery to the Company of the 20% interest in Seaglass, Inc.

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

On or about July 2, 2001, the Company was served with a complaint as one of over twenty defendants named in a toxic tort lawsuit filed by residents surrounding three sites in Cheektowaga, NY known as the Buffalo Crushed Stone limestone quarry, the Old Land Reclamation inactive landfill and the Schultz landfill. The Company is alleged to have liability as a result of its airspace agreement at the Schultz landfill. The Company believes that it has meritorious defenses to these claims.

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

None.

(b)     Reports on Form 8-K:

None.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Casella Waste Systems, Inc.



 Date: September 12, 2001                   By: /s/ Richard A Norris
                                            -----------------------------------
                                            Richard A Norris
                                            Senior Vice President and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)