Form 10-Q
period 2001-10-31
CASELLA WASTE SYSTEMS INC
filed 2001-12-11
CIK 911177

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

       For the quarterly period ended October 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 3, 2001:

         Class A Common Stock      22,439,954
         Class B Common Stock         988,200

================================================================================

PART I.                 FINANCIAL INFORMATION
ITEM 1.                 FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                    April 30,          October 31,
                                              ASSETS                                  2001                2001
                                                                                    ---------           ---------
CURRENT ASSETS:
        Cash and Cash Equivalents                                                   $  22,001           $   6,372
        Restricted Cash                                                                 7,175               7,502
        Accounts Receivable - Trade, net of allowance
          for doubtful accounts of $4,904 and $3,817                                   51,776              48,394
        Notes Receivable - Officers/Employees                                           1,953               1,105
        Prepaid Expenses                                                                5,669               5,789
        Inventory                                                                       3,017               2,538
        Investments                                                                     3,641                  87
        Deferred Income Taxes                                                           8,015               9,017
        Net Assets Held for Sale                                                        8,041                --
        Net Assets of Discontinued Operations                                          11,534               2,691
        Other Current Assets                                                            2,763               4,173
                                                                                    ---------           ---------

        Total Current Assets                                                          125,585              87,668

Property, Plant and Equipment, net of accumulated depreciation
        and amortization of $125,160 and $144,963                                     290,537             288,799
Intangible Assets, net                                                                237,573             232,162
Restricted Cash                                                                         2,902               1,896
Deferred Income Taxes                                                                   5,259               5,355
Investments in Unconsolidated Entities                                                 21,844              24,384
Other Non-Current Assets                                                                2,593               2,183
                                                                                    ---------           ---------

        Total Non-Current Assets                                                      560,708             554,779

                                                                                    $ 686,293           $ 642,447
                                                                                    =========           =========

           The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except for share and per share data)

                                                  LIABILITIES AND                   April 30,          October 31,
                                               STOCKHOLDERS' EQUITY                   2001                2001
                                                                                    ---------           ---------
CURRENT LIABILITIES:
        Current Maturities of Long-Term Debt                                        $   6,690           $   5,116
        Current Maturities of Capital Lease Obligations                                 1,429               1,533
        Accounts Payable                                                               29,158              32,647
        Accrued Payroll and Related Expenses                                            2,542               3,214
        Accrued Interest                                                                4,880               1,749
        Accrued Income Taxes                                                            3,388               5,008
        Other Current Liabilities                                                      22,441              29,828
                                                                                    ---------           ---------

        Total Current Liabilities                                                      70,528              79,095

Long-Term Debt, Less Current Maturities                                               350,511             293,857

Capital Lease Obligations, Less Current Maturities                                      4,593               3,696

Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                                              17,153              20,902

Minority Interest                                                                         677                 646

Other Long-Term Liabilities                                                            12,160              12,364

COMMITMENTS AND CONTINGENCIES

Series A Redeemable, Convertible Preferred Stock, 55,750 Shares
   Authorized, Issued and Outstanding as of April 30, 2001 and October 31,
   2001, Liquidation Preference of $1,000 per Share                                    57,720              59,126

STOCKHOLDERS' EQUITY

        Class A Common Stock -
          Authorized - 100,000,000 Shares, $0.01 par value
          Issued and Outstanding - 22,198,000 and 22,440,000
          Shares as of April 30, 2001 and October 31, 2001, respectively                  222                 224
        Class B Common Stock -
          Authorized - 1,000,000 Shares, $0.01 par value 10 Votes per
           Share, Issued and Outstanding -988,000 shares                                   10                  10
        Accumulated Other Comprehensive Income/(Loss)                                     586              (6,716)
        Additional Paid-In Capital                                                    271,502             273,347
        Accumulated Deficit                                                           (99,369)            (94,104)
                                                                                    ---------           ---------

        Total Stockholders' Equity                                                    172,951             172,761
                                                                                    ---------           ---------

                                                                                    $ 686,293           $ 642,447
                                                                                    =========           =========


          The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended                   Six Months Ended
                                                                 ---------------------------         ---------------------------

                                                                October 31,       October 31,       October 31,       October 31,
                                                                    2000              2001              2000              2001
                                                                 ---------         ---------         ---------         ---------
Revenues                                                         $ 126,448         $ 109,785         $ 267,528         $ 222,126

 Operating Expenses:
      Cost of Operations                                            83,317            70,941           180,691           145,406
      General and Administration                                    15,478            13,468            31,371            27,192
      Depreciation and Amortization                                 13,519            12,935            27,274            25,565
                                                                 ---------         ---------         ---------         ---------

                                                                   112,314            97,344           239,336           198,163
                                                                 ---------         ---------         ---------         ---------

 Operating Income                                                   14,134            12,441            28,192            23,963

 Other (Income)/Expense, net:
      Interest Income                                                 (621)             (411)           (1,223)             (691)
      Interest Expense                                              10,421             8,137            20,960            16,840
      Loss from Equity Method Investments, net                         882             1,074             1,180               508
      Minority Interest                                                472                40               662               (31)
      Other Income                                                    (121)           (5,660)             (119)           (6,503)
                                                                 ---------         ---------         ---------         ---------

 Other Expense, net                                                 11,033             3,180            21,460            10,123

 Income from Continuing Operations Before
    Income Taxes and Discontinued Operations                         3,101             9,261             6,732            13,840
 Provision for Income Taxes                                          2,087             3,144             3,971             5,292
                                                                 ---------         ---------         ---------         ---------

 Net Income from Continuing Operations                               1,014             6,117             2,761             8,548

Discontinued Operations
       (Loss) Income From Discontinued Operations (net
            of income taxes of ($35) and $859)                         (62)             --               1,510              --
       Loss on Disposal of Discontinued Operations
            (net of income tax benefit of $574)                       --              (1,625)             --              (1,625)

 Cumulative Effect of Change in Accounting Principle
    (net of income tax benefit of $170)                               --                --                --                (250)
                                                                 ---------         ---------         ---------         ---------

 Net Income                                                            952             4,492             4,271             6,673

      Accretion of Preferred Stock Dividend                            588               703               588             1,405
                                                                 ---------         ---------         ---------         ---------

 Net income available to Common Stockholders                     $     364         $   3,789         $   3,683         $   5,268
                                                                 =========         =========         =========         =========

            The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except for per share data)

                                                                     Three Months Ended                   Six Months Ended
                                                                 ---------------------------         ---------------------------

                                                                October 31,       October 31,       October 31,       October 31,
                                                                    2000              2001              2000              2001
                                                                 ---------         ---------         ---------         ---------
 Earnings Per Share:
 Basic:
      Income from Continuing Operations                          $    0.02         $    0.23         $    0.09         $    0.31
      Discontinued Operations
         Income from Discontinued Operations                          --                --                0.07              --
         Loss on Disposal of Discontinued Operations                  --               (0.07)             --               (0.07)
      Cumulative Effect of Change in Accounting Principle             --                --                --               (0.01)
                                                                 ---------         ---------         ---------         ---------

      Net Income per Common Share                                $    0.02         $    0.16         $    0.16         $    0.23
                                                                 =========         =========         =========         =========

      Basic Weighted Average Common
         Shares Outstanding                                         23,177            23,409            23,194            23,338
                                                                 ---------         ---------         ---------         ---------

 Diluted:
      Income from Continuing Operations                          $    0.01         $    0.23         $    0.09         $    0.30
      Discontinued Operations
        Income from Discontinued Operations                           --                --                0.06              --
        Loss on Disposal of Discontinued Operations                   --               (0.07)             --               (0.07)
      Cumulative Effect of Change in Accounting Principle             --                --                --               (0.01)
                                                                 ---------         ---------         ---------         ---------

      Net Income per Common Share                                $    0.01         $    0.16         $    0.15         $    0.22
                                                                 =========         =========         =========         =========

      Diluted Weighted Average Common
         Shares Outstanding                                         23,699            24,101            23,846            23,996
                                                                 ---------         ---------         ---------         ---------


                    The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                              -------------------------

                                                                             October 31,      October 31,
                                                                                2000             2001
                                                                              --------         --------
Cash Flows from Operating Activities:
     Net Income                                                               $  4,271         $  6,673
                                                                              --------         --------

     Adjustments to Reconcile Net Income
        to Net Cash Provided by Operating Activities -
     Depreciation and Amortization                                              27,274           25,565
     Loss on Disposal of Discontinued Operations                                  --              1,625
     Income from Discontinued Operations                                        (1,510)            --
     Loss from Equity Method Investments                                         1,180              508
     Gain on Sale of Bangor Hydro Warrants                                        --             (1,654)
     Gain on Sale of Equipment                                                    (141)            (158)
     Gain on Sale of Assets                                                       --             (4,698)
     Non Cash Directors Compensation                                                30               20
     Minority Interests                                                            662              (31)
     Deferred Income Taxes                                                         (86)           2,311
     Changes in Assets and Liabilities, net of
        Effects of Acquisitions and Divestitures -
             Accounts Receivable                                                (9,747)           2,960
             Accounts Payable                                                   (3,427)           3,377
             Other Assets and Liabilities                                       (1,387)           1,027
                                                                              --------         --------

                                                                                12,848           30,852

                      Net Cash Provided by Operating Activities                 17,119           37,525

Cash Flows from Investing Activities:
     Acquisitions, Net of Cash Acquired                                         (7,811)            (311)
     Proceeds from Divestitures, Net of Cash Divested                             --             28,646
     Additions to Property and Equipment                                       (37,411)         (21,994)
     Proceeds from Sale of Equipment                                             1,620              820
     Proceeds from Sale of Bangor Hydro Warrants                                  --              3,530
     Advances to Unconsolidated Subsidiaries                                    (1,525)          (1,476)
     Other                                                                       5,256              229
                                                                              --------         --------

                      Net Cash (Used in) Provided by Investing Activities      (39,871)           9,444

Cash Flows from Financing Activities:

     Proceeds from Long-Term Borrowings                                         28,764           35,915
     Principal Payments on Long-Term Debt                                      (48,599)         (94,936)
     Proceeds from Issuance of Common Stock                                         88              118
     Proceeds from Equity Transactions of  Majority-
       Owned Subsidiary                                                          1,145             --
     Proceeds from Exercise of Stock Options                                        26            1,600
     Proceeds from the Issuance of Series A
          Redeemable, Convertible Preferred Stock, Net                          54,741             --
                                                                              --------         --------

                      Net Cash Provided by (Used in) Financing Activities       36,165          (57,303)

Cash Used by Discontinued Operations                                            (4,971)          (5,295)

Net Increase (Decrease) in Cash and Cash Equivalents                             8,442          (15,629)
Cash and Cash Equivalents, Beginning of Period                                   7,788           22,001
                                                                              --------         --------

Cash and Cash Equivalents, End of Period                                      $ 16,230         $  6,372
                                                                              ========         ========

       The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             October 31,      October 31,
                                                                                2000             2001
                                                                              --------         --------
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Year for -
             Interest                                                         $ 17,960         $ 18,990
             Income Taxes, net of refunds                                     $  4,638         $     83

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
     Summary of Entities Acquired
       in Purchase Business Combinations
             Fair Market Value of Assets Acquired                             $ 21,078         $    336
             Notes Receivable Exchanged for Assets                             (13,263)             (25)
             Cash Paid, net                                                     (7,811)        $   (311)
                                                                              --------         --------

                      Liabilities Assumed and Notes Receivable
                         Forgiven to Seller                                   $      4             --
                                                                              ========         ========


       The accompanying notes are an integral part of these consolidated financial statements.


                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (All amounts in thousands, except for per share data)

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 2001 and October 31, 2001, the consolidated statements of operations for the three and six months ended October 31, 2000 and 2001 and the condensed consolidated statements of cash flows for the six months ended October 31, 2000 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The previously issued consolidated statements of operations for the three and six months ended October 31, 2000 and the condensed consolidated statement of cash flows for the six months ended October 31, 2000 have been changed to reflect the effects of discontinued operations. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2001. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report"). The results of the six months ended October 31, 2001 may not be indicative of the results that may be expected for the fiscal year ended April 30, 2002.

1.          BUSINESS COMBINATIONS

During the six months ended October 31, 2001, the Company acquired two solid waste hauling operations in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $0.3 million in cash to the sellers. During the six months ended October 31, 2000, the Company acquired 11 solid waste hauling operations accounted for as purchases. These transactions were in exchange for consideration of approximately $7.8 million in cash to the sellers and the partial settlement of a receivable in the amount of $13.3 million. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 2000.

                                                     Six Months    Six Months
                                                       Ended         Ended
                                                     October 31,   October 31,
                                                        2000          2001
                                                      --------      --------

Revenues                                              $269,730      $222,201
                                                      ========      ========

Operating Income                                      $ 28,599      $ 23,988
                                                      ========      ========

Net Income applicable to Common Stockholders          $  3,737      $  5,278
                                                      ========      ========

Diluted Earnings per Share                            $   0.16      $   0.22
                                                      ========      ========
Weighted Average Diluted
   Shares Outstanding                                   23,846        23,996
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

2.          ADOPTION OF NEW ACCOUNTING STANDARD

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on May 1, 2001. The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility and changes in the commodity prices of recycled paper.

The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing interest payments under our credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133. The Company has six interest rate swaps outstanding, expiring at various times between January and April 2003 with an aggregate notional amount of $250 million. The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No.
133. Upon adoption of SFAS No. 133, the Company recorded the fair value of these interest rate swaps as an obligation of $6.9 million, with the offset (net of taxes of $2.8 million) recorded as an unrealized loss in other comprehensive income (loss) (see Note 6). Because the relevant terms of the interest rate swaps and the specific debts they have been designated to hedge are not identical, the swaps are not perfectly effective, and could result in ineffectiveness being recorded in earnings.

Accordingly, the ineffective portion of the hedge was recorded as a cumulative effect of change in accounting principle in the accompanying financial statements. The ineffectiveness recorded in earnings for the six months ended October 31, 2001 was approximately $420 and is reflected as a reduction in interest expense in the accompanying financial statements. No ineffectiveness was recorded in the quarter ended October 31, 2001 in accordance with the recognition guidance under SFAS No. 133. As of October 31, 2001, the fair value of these swaps was an obligation of $12.6 million, with the offset (net of taxes of $5.1 million) recorded as an unrealized loss in other comprehensive income
(loss). The estimated net amount of the existing losses as of October 31, 2001 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $9.4 million. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into 10 commodity hedges, which expire at various times between December 2001 and February 2003. The Company has evaluated these hedges and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. Because the relevant terms of the hedges and the transactions they have been designated to hedge are identical, there was no ineffectiveness required to be recognized into earnings. Upon adoption of SFAS No. 133, the Company recorded the fair value of these hedges as an asset of $1.8 million, with the offset (net of taxes of $0.7 million) recorded as an unrealized gain in other comprehensive income (loss) (see Note 6). As of October 31, 2001 the fair value of these hedges was $2.0 million, with the offset (net of taxes of $0.8 million) recorded as an unrealized gain in other comprehensive income. Approximately $1.1 million of these hedges is expected to be reclassified into earnings as the hedged transactions occur within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in commodity prices.

Subsequent to the end of the quarter, the counter-party to the Company's hedge contracts experienced serious financial difficulty and later filed for Chapter 11 bankruptcy. The Company is closely monitoring the situation and the impact of the Chapter 11 filing on the counter party's future performance under the contracts.

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

During the quarter ended October 31, 2001, the Company settled three lawsuits which had no effect on the Company's financial position.

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

5.          EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share on a basic and diluted basis for the three and six months ended October 31, 2000 and 2001:

                                                                           Three Months Ended              Six Months Ended
                                                                               October 31,                     October 31,
                                                                        ------------------------        ------------------------
                                                                          2000            2001            2000            2001
                                                                        --------        --------        --------        --------
Numerator:
    Net Income from Continuing Operations Before Discontinued
    Operations                                                          $  1,014        $  6,117        $  2,761        $  8,548
    Less:  Preferred Dividends                                              (588)           (703)           (588)         (1,405)
                                                                        --------        --------        --------        --------
    Net Income from Continuing Operations Before Discontinued
    Operations Available to Common Stockholders Used in Basic and
    Diluted EPS                                                              426           5,414           2,173           7,143
                                                                        --------        --------        --------        --------

Denominator:
    Number of Shares Outstanding, End of Period:
    Class A Common Stock                                                  22,186          22,440          22,186          22,440
    Class B Common Stock                                                     988             988             988             988
    Effect of Weighted Average Shares Outstanding during period                3             (19)             20             (90)
                                                                        --------        --------        --------        --------
    Weighted Average Number of Common Shares used in Basic EPS            23,177          23,409          23,194          23,338
                                                                        --------        --------        --------        --------
    Impact of Potentially Dilutive Securities:
    Dilutive Effect of Options, Warrants and Contingent Stock                522             692             652             658
                                                                        --------        --------        --------        --------
    Weighted Average Number of Common Shares used in Diluted EPS          23,699          24,101          23,846          23,996
                                                                        --------        --------        --------        --------

For the three and six months ended October 31, 2000, 7,365 and 5,699 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2001, 7,381 and 7,371 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

6.          COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income (loss) for the three and six months ended October 31, 2001 is as follows:

                                     Three Months Ended    Six Months Ended
                                      October 31, 2001      October 31, 2001
                                     ------------------    -----------------
Net Income                                 $4,492                $6,673

Other Comprehensive Loss                   (2,937)               (7,302)
                                     ------------------    -----------------

Comprehensive Income (Loss)                $1,555                ($629)
                                     ==================    =================

The components of other comprehensive loss for the three and six months ended October 31, 2001 are shown as follows (in thousands):

                                                              Three Months Ended October 31, 2001
                                                              -----------------------------------
                                                           Gross          Tax effect        Net of tax
                                                          -------           -------           -------
Changes in fair value of marketable securities
  during the period, net of reclassification adjustment   ($1,746)          ($  708)          ($1,038)
Changes in fair value of interest rate swaps and
  commodity hedges during period, net                      (3,191)           (1,292)           (1,899)
                                                          -------           -------           -------
                                                          ($4,937)          ($2,000)          ($2,937)
                                                          =======           =======           =======

                                                                Six Months Ended October 31, 2001
                                                                ---------------------------------
                                                           Gross          Tax effect        Net of tax
                                                          -------           -------           -------
Cumulative effect of change in accounting principle,
  beginning of period                                    ($ 4,650)         ($ 1,885)         ($ 2,765)
Changes in fair value of interest rate swaps and
  commodity hedges during period, net                      (5,948)           (2,409)           (3,539)
Changes in fair value of marketable securities
  during the period, net of reclassification adjustment    (1,679)             (681)             (998)
                                                         --------          --------          --------
                                                         ($12,277)         ($ 4,975)         ($ 7,302)
                                                         ========          ========          ========

7.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

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

                                           Eastern       Central       Western
                                           Region        Region        Region       Recycling        Other
                                           ------        ------        ------       ---------        -----
Three Months Ended October 31, 2001:

Outside Revenue                          $  40,071      $  25,431     $  17,445     $  22,666      $   4,172
                                         =========      =========     =========     =========      =========
Inter-segment Revenue                    $   9,751      $  11,947     $   3,681     $      63      $    --
                                         =========      =========     =========     =========      =========
Income/(Loss)
  from Continuing Operations             $   1,321      $   5,108     $     799     $  (1,294)     $     183
                                         =========      =========     =========     =========      =========

Total Assets                             $ 277,890      $ 116,996     $ 110,094     $  71,109      $  66,358
                                         =========      =========     =========     =========      =========


                                        Elimination       Total
                                        -----------       -----
Outside Revenue                          $    --        $ 109,785
                                         =========      =========
Inter-segment Revenue                    $ (25,442)     $    --
                                         =========      =========
Income/(Loss)
    from Continuing Operations           $    --        $   6,117
                                         =========      =========

Total Assets                             $    --        $ 642,447
                                         =========      =========



                                           Eastern       Central       Western
                                           Region        Region        Region       Recycling        Other
                                           ------        ------        ------       ---------        -----
Three Months Ended October 31, 2000:

Outside Revenue                          $  45,770      $  24,639     $  18,237     $  26,923      $  10,879
                                         =========      =========     =========     =========      =========
Inter-segment Revenue                    $  10,830      $  10,746     $   4,101     $   5,115      $     211
                                         =========      =========     =========     =========      =========
Income/(Loss)
  from Continuing Operations             $     744      $   4,757     $   1,216     $     322      $  (6,025)
                                         =========      =========     =========     =========      =========

Total Assets                             $ 398,694      $ 135,268     $ 123,189     $ 119,417      $ 126,695
                                         =========      =========     =========     =========      =========


                                        Elimination       Total
                                        -----------       -----

Outside Revenue                          $    --        $ 126,448
                                         =========      =========
Inter-segment Revenue                    $ (31,003)     $    --
                                         =========      =========
Income/(Loss)
 from Continuing Operations              $    --        $   1,014
                                         =========      =========

Total Assets                             $    --        $ 903,263
                                         =========      =========

                                           Eastern       Central       Western
                                           Region        Region        Region       Recycling        Other
                                           ------        ------        ------       ---------        -----
Six Months Ended October 31, 2001:

Outside Revenue                          $  79,763      $  51,174     $  35,085     $  45,651      $  10,453
                                         =========      =========     =========     =========      =========
Inter-segment Revenue                    $  18,176      $  24,408     $   8,184     $   3,643      $      58
                                         =========      =========     =========     =========      =========
Income/(Loss)
  from Continuing Operations             $   1,732      $  10,378     $   1,778     $  (3,364)     $  (1,976)
                                         =========      =========     =========     =========      =========

Total Assets                             $ 277,890      $ 116,996     $ 110,094     $  71,109      $  66,358
                                         =========      =========     =========     =========      =========

                                        Elimination       Total
                                        -----------       -----

Outside Revenue                          $    --        $ 222,126
                                         =========      =========
Inter-segment Revenue                    $ (54,469)     $    --
                                         =========      =========
Income/(Loss)
  from Continuing Operations             $    --        $   8,548
                                         =========      =========

Total Assets                             $    --        $ 642,447
                                         =========      =========


                                           Eastern       Central       Western
                                           Region        Region        Region       Recycling        Other
                                           ------        ------        ------       ---------        -----
Six Months Ended October 31, 2000:

Outside Revenue                          $  90,196      $  49,364     $  35,142     $  61,542      $  31,284
                                         =========      =========     =========     =========      =========
Inter-segment Revenue                    $  21,628      $  20,827     $   7,700     $  11,458      $     912
                                         =========      =========     =========     =========      =========
Income/(Loss)
  from Continuing Operations             $   1,973      $   8,945     $   2,605     $   1,508      $ (12,270)
                                         =========      =========     =========     =========      =========

Total Assets                             $ 398,694      $ 135,268     $ 123,189     $ 119,417      $ 126,695
                                         =========      =========     =========     =========      =========

                                        Elimination       Total
                                        -----------       -----

Outside Revenue                          $    --        $ 267,528
                                         =========      =========
Inter-segment Revenue                    $ (62,525)     $    --
                                         =========      =========
Income/(Loss)
  from Continuing Operations             $    --        $   2,761
                                         =========      =========

Total Assets                             $    --        $ 903,263
                                         =========      =========

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

During the six months ended October 31, 2001, $3,165 was charged against the accrual. The remaining balance in the accompanying balance sheet, included in other current liabilities, amounted to $986.

9.          DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND OTHER DIVESTITURES

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

The Mulch Recycling business was sold effective June 30, 2001 for its carrying value.

A majority interest (80.1%) of the Tire Processing business was sold in September 2001 for cash consideration of $13.8 million. The company retained a 19.9% interest in the new venture, which was valued at $3.1 million. Prior to the sale, the Company incurred costs in excess of those estimated at April 30, 2001, which were expensed in the accompanying financial statements. The Company is accounting for its retained investment under the cost method.

The Company further wrote down one of its Commercial recycling centers to net realizable value due to a delay in the sale of the facility. This amount was expensed, net of tax, in the accompanying financials statements ended October 31, 2001.

NET ASSETS HELD FOR SALE:

The Company had identified for sale certain other businesses which were classified as Net Assets Held for Sale as of April 30, 2001. These included its Timber Energy business and its one remaining plastics recycling facility.

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

OTHER DIVESTITURES:

A majority interest (80.1%) in New Heights Recovery and Power LLC ("New Heights") was sold in September 2001 for consideration of $0.3 million and contingent consideration of up to $9.0 million. The company will record the contingent consideration when the contingency is removed. The Company retained an interest (19.9%) in the New Heights project, as well as certain financial obligations related solely to the power plant. Prior to the sale, the non power plant operations required further cash investment above that provided for at April 30, 2001. That excess amount ($2.4 million) was expensed in the quarter ended October 31, 2001. The Company is accounting for its retained investment under the equity method.

10.         NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements. However, the Company believes that the impact, when ultimately determined, could have a significant adverse effect on the Company's carrying value of certain long-term assets (mainly goodwill). The Company will adopt SFAS No. 141 and SFAS No. 142 as of the beginning of its fiscal year 2003.

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.


11.         SUBSEQUENT EVENT

On November 1, 2001, the Company acquired Earthwise Sanitation, Inc. in a business combination accounted for as a purchase. The purchase price of $1.6 million exceeded the fair value of the net assets of Earthwise by $1.1 million, which will be allocated to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. the ("Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily throughout the eastern portion of the United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under its contracts at its wholly owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy"), a waste-to-energy facility. As of December 3, 2001, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 41 recycling processing facilities, 38 solid and liquid waste collection divisions and one power generation facility, as well as a 50% interest in a cellulose insulation joint venture.

The Company's revenues have decreased from $126.4 million for the three months ended October 31, 2000 to $109.8 million for the three months ended October 31, 2001. From May 1, 2000 through April 30, 2001, the Company acquired 13 solid waste collection, transfer and disposal operations. Between May 1, 2001 and October 31, 2001 the Company acquired two such businesses, all of which were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been consolidated from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

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

 The Company, through its Recycling segment, provides integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass, municipal solid waste processing and disposal, and brokerage of recycled materials. The Company emphasizes the use of low-cost processing to add value to the waste products delivered. Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, has recognized half of the joint venture's net income/(loss) in the Company's results of operations since that date. In the Other segment, the Company has ancillary assets including residue recycling.

The Company's revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection and transfer revenues as a percentage of revenues for the current fiscal year is primarily attributable to the effects of price and volume increases. The decrease in the Company's landfill/disposal revenues as a percentage of revenues during the current fiscal year is primarily attributable to the divestiture of its majority interest in Penobscot Energy Recovery Company LP. The decrease in the Company's brokerage revenues as a percentage of revenues during the current fiscal year is primarily attributable to the overall effects of commodity prices. The decrease in the Company's other revenues as a percentage of revenues during the current fiscal year is primarily attributable to divestitures made during the period.

                                                   Percentage of Revenues
                                                   ----------------------

                                Three Months Ended October 31,     Six Months Ended October 31,
                                ------------------------------     ----------------------------

                                     2000           2001               2000           2001
                                     ----           ----               ----           ----
Collection......................     42.7%          46.5%              39.8%          46.3%
Landfill/Disposal Facilities....     18.0           14.1               16.2           13.7
Transfer........................      8.0           11.4                7.3           11.4
Recycling.......................     12.0           17.0               11.8           15.0
Brokerage.......................     13.8            9.8               15.9           12.0
Other...........................      5.5            1.2                9.0            1.6
                                     ----           ----               ----           ----
Total Revenues                      100.0%         100.0%             100.0%         100.0%
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

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with the Company's marketing and sales force and community relations expense.

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

                                                                                   Percentage of Revenues
                                                                                   ----------------------

                                                            Three Months Ended October 31,           Six Months Ended October 31,
                                                            ------------------------------           ----------------------------

                                                              2000                 2001                 2000              2001
                                                             ------               ------               ------            ------
Revenues                                                      100.0%               100.0%               100.0%            100.0%

Cost of Operations                                             65.9                 64.6                 67.5              65.5
General and Administration                                     12.2                 12.3                 11.7              12.2
Depreciation and Amortization                                  10.7                 11.8                 10.3              11.5
                                                               ----                 ----                 ----              ----
Operating Income                                               11.2                 11.3                 10.5              10.8

Interest Expense, net                                           7.8                  7.0                  7.4               7.3
Loss from Equity Method Investments, net                        0.7                  1.0                  0.4               0.2
Minority Interest                                               0.4                  0.0                  0.2               0.0
Other Income                                                   (0.1)                (5.2)                 0.0              (2.9)
Provision for Income Taxes                                      1.6                  2.9                  1.5               2.4
                                                               ----                 ----                 ----              ----

Income from Continuing Operations                               0.8                  5.6                  1.0               3.8

Discontinued Operations                                         0.0                 (1.5)                 0.6              (0.7)

Cumulative Effect of Change in Accounting Principle             0.0                  0.0                  0.0              (0.1)
                                                               ----                 ----                 ----              ----

Net Income                                                      0.8%                 4.1%                 1.6%              3.0%
                                                               ====                 ====                 ====              ====

Adjusted EBITDA*                                               21.5%                23.1%                20.5%             22.3%
                                                               ====                 ====                 ====              ====

* See discussion and computation of adjusted EBITDA below.

Three Months Ended October 31, 2001:

REVENUES:
Revenues decreased $16.7 million, or (13.2)% to $109.8 million in the quarter ended October 31, 2001 from $126.5 million in the quarter ended October 31, 2000. The decrease in the quarter is attributable to several factors: the impact of businesses divested accounted for approximately $17.7 million while lower average recyclable commodity prices and volumes amounted to $6.7 million. These decreases were partially offset by price and volume increases in the core solid waste business amounting to $7.1 million and the positive rollover effect of acquisitions amounting to approximately $0.6 million.

COST OF OPERATIONS:
Cost of operations decreased $12.4 million or (14.9)% to $70.9 million in the quarter ended October 31, 2001 from $83.3 million in the quarter ended October 31, 2000. This decrease mainly arose from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 64.6% in the quarter ended October 31, 2001 from 65.9% in the prior year. The decrease in cost of operations as a percentage of revenues was primarily the result of a decreased contribution from recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%).

GENERAL AND ADMINISTRATION:
General and administration expenses decreased $2.0 million, or (12.9)% to $13.5 million in the quarter ended October 31, 2001 from $15.5 million in the quarter ended October 31, 2000, but increased slightly as a percentage of revenues to 12.3% in the quarter ended October 31, 2001 from 12.2% in the quarter ended October 31, 2000. The decrease in general and administration expenses was primarily the result of divestitures as well as lower legal expenses.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expense decreased $0.6 million, or (4.4)%, to $12.9 million in the quarter ended October 31, 2001 from $13.5 million in the quarter ended October 31, 2000. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expense as a percentage of revenue increased to 11.8% in the quarter ended October 31, 2001 from 10.7% in the quarter ended October 31, 2000. The increase in depreciation and amortization expense as a percentage of revenues resulted primarily from a lower level of revenue.

INTEREST EXPENSE, NET:
Net interest expense decreased $2.1 million, or (21.4)% to $7.7 million in the quarter ended October 31, 2001 from $9.8 million in the quarter ended October 31, 2000. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year. Interest expense, as a percentage of revenues decreased to 7.0% in the quarter ended October 31, 2001 from 7.8% in the quarter ended October 31, 2000.

LOSS FROM EQUITY METHOD INVESTMENTS, NET:
The Company recorded its 50% equity interest in US GreenFiber, LLC ("GreenFiber") under the equity method of accounting. A loss was reported in the prior period versus a profit in the current period as GreenFiber incurred various transitional and restructuring expenses in the prior year.

The prior period also reflected the Company's 35% ownership of Oakhurst Company, Inc. ("Oakhurst"), which was acquired as part of KTI. Oakhurst owned 37.5% of New Heights. The Company also had a direct ownership interest in New Heights of 12.5%.

Effective July 3, 2001 the Company acquired Oakhurst 37.5% interest in New Heights and transferred back to Oakhurst the 35% ownership of Oakhurst owned by KTI.

A majority interest (80.1%) in New Heights was sold in September 2001 for consideration of $0.3 million and contingent consideration of up to $9.0 million. The company will record the contingent consideration when the contingency is removed. The Company retained an interest (19.9%) in the New Heights project, as well as certain financial obligations related solely to the power plant. Prior to the sale, the non power plant operations required further cash investment above that provided for at April 30, 2001. That excess amount ($2.4 million) was expensed in the quarter ended October 31, 2001. The Company is accounting for its retained investment under the equity method.

MINORITY INTEREST:
This amount now represents the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. The prior period also reflected the minority owners' interest in the Company's majority owned subsidiaries Maine Energy Recovery Company ("Maine Energy") and Penobscot Energy Recovery Company. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in the Penobscot Energy Recovery Company.

OTHER INCOME:
Other income increased $5.6 million in the quarter ended October 31, 2001 to $5.7 million from $0.1 million in the quarter ended October 31, 2000. This increase is attributable to the divestiture of Multitrade, which resulted in a gain of $4.0 million as well as the sale of Bangor Hydro warrants which realized a gain of $1.7 million.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased $1.0 million in the quarter ended October 31, 2001 to $3.1 million from $2.1 million in the quarter ended October 31, 2000. The increase is primarily due to the increase in pretax income as a result of the divestiture of Multitrade and the sale of the Bangor Hydro warrants, as well as lower net interest expense. The effective tax rate decreased to 33.9% in the quarter ended October 31, 2001 from 67.3% in the quarter ended October 31, 2000. The decrease is primarily due to the tax benefit from the sale of 80.1% of the Company's equity interest in New Heights.

Six Months Ended October 31, 2001:

REVENUES:
Revenues decreased $45.4 million, or (17.0)% to $222.1 million in the six months ended October 31, 2001 from $267.5 million in the six months ended October 31, 2000. The decrease in the quarter is attributable to several factors: the impact of businesses divested accounted for approximately $36.0 million while lower average recyclable commodity prices and volumes amounted to $26.9 million. These decreases were partially offset by price and volume increases in the core solid waste business amounting to $15.2 million and the positive rollover effect of acquisitions amounting to approximately $2.3 million.

COST OF OPERATIONS:
Cost of operations decreased $35.3 million or (19.5)% to $145.4 million in the six months ended October 31, 2001 from $180.7 million in the six months ended October 31, 2000. This decrease mainly arises from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 65.5% in the six months ended October 31, 2001 from 67.5% in the prior year. The decrease in cost of operations as a percentage of revenues was primarily the result of a decreased contribution from recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%).

GENERAL AND ADMINISTRATION:
General and administration expenses decreased $4.2 million, or (13.3)% to $27.2 million in the six months ended October 31, 2001 from $31.4 million in the six months ended October 31, 2000, but increased as a percentage of revenues to 12.2% in the six months ended October 31, 2001 from 11.7% in the six months ended October 31, 2000. The decrease in general and administration expenses was primarily the result of divestitures as well as lower legal expenses. The increase in general and administration expenses as a percentage of revenues was primarily the result of recyclable brokerage operations, which could not lower its fixed general and administration costs in concert with lower commodity prices (revenue).

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expense decreased $1.7 million, or (6.3)%, to $25.6 million in the six months ended October 31, 2001 from $27.3 million in the six months ended October 31, 2000. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expense as a percentage of revenue increased to 11.5% in the six months ended October 31, 2001 from 10.3% in the six months ended October 31, 2000. The increase as a percentage of revenues resulted primarily from a lower level of revenue.

INTEREST EXPENSE, NET:
Net interest expense decreased $3.6 million, or (18.2)% to $16.1 million in the six months ended October 31, 2001 from $19.7 million in the six months ended October 31, 2000. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current period, versus last year. Interest expense, as a percentage of revenues, is largely unchanged.

LOSS FROM EQUITY METHOD INVESTMENTS, NET:
The Company recorded its 50% equity interest in GreenFiber under the equity method of accounting. A loss was reported in the prior period versus a profit in the current period as GreenFiber incurred various transitional and restructuring expenses in the prior year.

The prior period also reflected the Company's 35% ownership of Oakhurst, which was acquired as part of KTI. Oakhurst owned 37.5% of New Heights. The Company also had a direct ownership interest in New Heights of 12.5%.

Effective July 3, 2001 the Company acquired Oakhurst 37.5% interest in New Heights and transferred back to Oakhurst the 35% ownership of Oakhurst owned by KTI.

A majority interest (80.1%) in New Heights was sold in September 2001 for consideration of $0.3 million and contingent consideration of up to $9.0 million. The company will record the contingent consideration when the contingency is removed. The Company retained an interest (19.9%) in the New Heights project, as well as certain financial obligations related solely to the power plant. Prior to the sale, the non power plant operations required further cash investment above that provided for at April 30, 2001. That excess amount ($2.4 million) was expensed in the quarter ended October 31, 2001. The Company is accounting for its retained investment under the equity method.

MINORITY INTEREST:
This amount now represents the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. The prior period also reflected the minority owners' interest in the Company's majority owned subsidiaries Maine Energy and Penobscot Energy Recovery Company. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in the Penobscot Energy Recovery Company.

OTHER INCOME:
Other income increased $6.4 million in the six months ended October 31, 2001 to $6.5 from $0.1 million in the six months ended October 31, 2000. This increase is attributable to the divestiture of Multitrade, which resulted in a gain of $4.0 million as well as the sale of the Bangor Hydro warrants, which realized a gain of $1.7 million. The additional increase of $0.7 million is primarily attributable to the sale of other assets.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased $1.3 million in the six months ended October 31, 2001 to $5.3 million from $4.0 million in the six months ended October 31, 2000. The increase is primarily due to the increase in pretax income as a result of the divestiture of Multitrade and the sale of Bangor Hydro warrants, as well as lower net interest expense. The effective tax rate decreased to 38.2% in the six months ended October 31, 2001 from 59.0% in the six months ended October 31, 2000. The decrease is primarily due to the tax benefit from the sale of 80.1% of the Company's equity interest in New Heights.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had positive net working capital of $55.0 million and $9.1 million at April 30, 2001 and at October 31, 2001, respectively. The main factors accounting for the decrease were lower cash balances, recognition of current portion of Interest Rate Swaps, and the sale of Assets of Discontinued Operations and assets held for sale.

The Company has a $404.9 million revolving line of credit with a group of banks for which Fleet Bank, N.A. is acting as agent. This line of credit consists of a $280 million Senior Secured Revolving Credit Facility ("Revolver") and a $124.9 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were approximately $79 million at October 31, 2001.

Net cash provided by operating activities amounted to $37.5 million for the six months ended October 31, 2001 compared to $17.1 million for the same period of the prior fiscal year. The increase was primarily due to the change in the Company's working capital: primarily decreased trade receivables and increased payables together with an increase in net income.

Net cash provided by investing activities was $9.4 million for the six months ended October 31, 2001 compared to $39.9 million cash used for the same period last year. The decrease in investing activities reflected mainly the Company's lower capital expenditures; fewer acquisitions, and the proceeds from divestitures.

Net cash used by financing activities was $57.3 million for the six months ended October 31, 2001 compared to $36.2 million cash provided by financing activities for the same period of the prior fiscal year. This decrease was primarily due to the Company paying down debt from the utilization of working capital, mainly cash, and the proceeds from divestitures.

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

The insulation business typically experiences lower sales in November and December because of lower production of manufactured housing due to plant shutdowns for the holidays.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements. However, the Company believes that the impact, when ultimately determined, could have a significant adverse effect on the Company's carrying value of certain long-term assets (mainly goodwill). The Company will adopt SFAS No. 141 and SFAS No. 142 as of the beginning of its fiscal year 2003.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

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

                                             Three Months Ended October 31,                Six Months Ended October 31,
                                             ------------------------------                ----------------------------
                                                     (In Thousands)                               (In Thousands)

Adjusted EBITDA:                             2000                    2001                 2000                    2001
                                            ------                  ------               ------                  ------
Operating Income                          $ 14,134                $ 12,441             $ 28,192                $ 23,963
Depreciation and Amortization               13,519                  12,935               27,274                  25,565
Minority Interest                             (472)                    (40)                (662)                     31
                                          --------                --------             --------                --------
Adjusted EBITDA                           $ 27,181                $ 25,336             $ 54,804                $ 49,559
                                          ========                ========             ========                ========
EBITDA as a percentage of revenues            21.5%                   23.1%                20.5%                   22.3%
                                          ========                ========             ========                ========


Noted below is Adjusted EBITDA as reported by each of the Company's key operating groups.

                                             Three Months Ended October 31,                Six Months Ended October 31,
                                             ------------------------------                ----------------------------
                                                     (In Thousands)                               (In Thousands)

Adjusted EBITDA by Group:                    2000                    2001                 2000                    2001
                                            ------                  ------               ------                  ------

Solid Waste Operations                    $ 23,499                $ 23,496             $ 46,079                $ 45,988
Recycling                                    3,079                   1,904                7,167                   3,097
Other                                          603                     (64)               1,558                     474
                                          --------                --------             --------                --------
Adjusted EBITDA                           $ 27,181                $ 25,336             $ 54,804                $ 49,559
                                          ========                ========             ========                ========

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

INTEREST RATE VOLATILITY

The interest rate on $250 million of long-term debt has been fixed through six interest rate swaps. The company has interest rate risk relating to approximately $40 million of long-term debt at October 31, 2001. The average interest rate on the variable rate portion of long-term debt was 5.55% for the second fiscal quarter. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points; it would have an approximate interest expense change of $0.1 million for the quarter reported.

The remainder of the Company's debt is at fixed rates and not subject to interest rate risk.

COMMODITY PRICE VOLATILITY

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company's commodity exposure, the Company has entered into 10 commodity hedging agreements that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. As of October 31, 2001 the fair value of these hedges was $2.0 million, with the offset (net of taxes of $0.8 million) recorded as an unrealized gain in other comprehensive income. If commodity prices were to change by 10%, the impact on the Company's operating margin is estimated at $1.8 million for the quarter reported.

Subsequent to the end of the quarter, the counter-party to the Company's hedge contracts experienced serious financial difficulty and later filed for Chapter 11 bankruptcy. The Company is closely monitoring the situation and the impact of the Chapter 11 filing on the counter party's future performance under the contracts.

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

WE ARE DEPENDENT ON THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM.

We are highly dependent upon the services of the members of our senior management team, the loss of any of who may have a material adverse effect on our business, financial condition and results of operations. In addition, our future success depends on our continuing ability to identify, hire, train, motivate and retain highly trained personnel. We may be in default under our credit facility if both John Casella and James Bohlig cease to be employed by us.

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

We also believe that a significant factor in our ability to close acquisitions will be the attractiveness of our Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our Class A common stock compared to the equity securities of our competitors. The recent levels of the market price of our Class A common stock has affected and could in the future materially adversely affect our acquisition program.

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

The insulation business typically experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shut downs.

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

MAINE ENERGY MAY BE REQUIRED TO MAKE A PAYMENT IN CONNECTION WITH THE PAYOFF OF THE MAINE ENERGY BONDS, WHICH EXCEEDS THE AMOUNT OF THE LIABILITY WE RECORDED IN CONNECTION WITH THE KTI AQUISITION.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD
EXCLUSIVELY BY JOHN W. CASELLA AND DOUGLAS R. CASELLA.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At December 3, 2001, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our chairman and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding at December 3, 2001, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 34.15% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

Part II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company's wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), was a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The Grafton Superior Court ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least within 51 acres of NCES's 87-acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the Supreme Court denied the Town's appeal. Notwithstanding the Supreme Court's ruling, the Town has continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage II, Phase II. Additionally, the Town has asserted such jurisdiction with respect to Stage III and has further stated that the Town's height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief.

On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleged breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleged that KTI inaccurately reported its financial results for the first nine months of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. On September 20, 2001, the parties settled the matter with the Company paying $295,000 in return for dismissal of all claims.

On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's nine month report on Form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. On October 12, 2001, the parties reached a settlement in the amount of $925,000 plus up to $15,000 in notice costs. The Company's share of the settlement will be $150,000 plus the notice costs, the remainder to be paid by Company's insurer.

On May 11, 2000, the Company was granted a permit modification by the New Hampshire Department of Environmental Services to increase the volume of solid waste processed and stored at its GDS transfer station in Newport, New Hampshire. On or about June 12, 2000, a local environmental activist appealed the permit modification to the New Hampshire Waste Management Council. The appeal claims that the modification will lead to adverse environmental impacts through higher waste flows and increased levels of incineration at a nearby waste-to-energy facility, that the Company has been the subject of "complaints" arising from its New England and New York operations, and that the Company has failed to demonstrate that the modification is consistent with the waste management plan of the local waste management district. On August 23, 2001 the New Hampshire Waste Management Council voted to dismiss the appeal due to the appellant's lack of standing. The Council issued its order dismissing the appeal on September 27, 2001. On October 18, 2001, the appellant filed a motion for reconsideration and the Company filed an objection on October 24, 2001.

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

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and three of KTI's principal officers, Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett. The complaint purported to be on behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The Complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999. The Company filed a motion to dismiss. On October 1, 2001, the court partially granted the motion, dismissing Casella Waste Systems, Inc., but not KTI, Pirasteh, Sergi or Garrett as defendants. The Company is reviewing the claims against the remaining defendants.

On or about December 19, 2000, a complaint was filed in the Superior Court of New Jersey against the Company, Seaglass, Inc., KTI Recycling of New Jersey, Inc., Oakhurst Company, Inc., and Marty Sergi. The complaint alleges that Fred Devlin was not paid his "Tagalong Payment" when KTI, Inc. sold its 80% interest in Seaglass, Inc. to New Heights Power & Recovery, LLC and that his employment agreement was breached when he was terminated. The Company filed a motion to compel arbitration, which resulted in dismissal of the complaint and the initiation of arbitration proceedings. On or about September 14, 2001, the parties settled the matter, with the Company paying the Tagalong payment plus interest (total payment of $700,000) in return for the delivery to the Company of the 20% interest in Seaglass, Inc. and full releases.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County Landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and is awaiting the scheduling of a hearing on the liability. The company continues to explore settlement possibilities with the State. The Company believes that it has meritorious defenses to these claims.

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

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on October11, 2001, two proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class III Directors, Messrs. Douglas R. Casella, George J. Mitchell and D. Randolph Peeler

            Douglas R. Casella:     Votes For:  33,322,011
                                    Withheld:      322,346

            George J. Mitchell:     Votes For:  33,609,847
                                    Withheld:       34,510

            D. Randolph Peeler:     Votes For:  33,599,060
                                    Withheld:       45,297

Other Directors whose terms of office continued in effect after the Annual Meeting are John W. Casella (Chairman of the Board of Directors), James W. Bohlig, John F. Chapple III, Gregory B. Peters and Wilbur L. Ross, Jr.

PROPOSAL II.

Proposal to ratify the selection of Arthur Andersen LLP as the Company's auditors for fiscal 2001.

            Votes For:          33,626,201
            Votes Against:          15,713
            Abstentions:             2,443

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

None.

(b)     Reports on Form 8-K:

None.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Casella Waste Systems, Inc.



 Date: December 11, 2001                By: /s/ Richard A Norris
                                        -----------------------------------
                                        Richard A Norris
                                        Senior Vice President and
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)