Form 10-Q
period 2002-01-31
CASELLA WASTE SYSTEMS INC
filed 2002-03-13
CIK 911177

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

          For the quarterly period ended January 31, 2002

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 4, 2002:

         Class A Common Stock                  22,822,702
         Class B Common Stock                     988,200

================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                    April 30,          January 31,
                                              ASSETS                                   2001                2002
                                                                                    ---------           ---------
CURRENT ASSETS:
        Cash and Cash Equivalents                                                   $  22,001           $   9,405
        Restricted Cash                                                                 7,175               7,556
        Accounts Receivable - Trade, net of allowance
          for doubtful accounts of $4,904 and $3,092                                   51,776              43,423
        Notes Receivable - Officers/Employees                                           1,953               1,105
        Prepaid Expenses                                                                5,669               5,275
        Inventory                                                                       3,017               2,626
        Investments                                                                     3,641                  62
        Deferred Income Taxes                                                           8,015               9,076
        Net Assets Held for Sale                                                        8,041                --
        Net Assets of Discontinued Operations                                          11,534               3,381
        Other Current Assets                                                            2,763               1,473
                                                                                    ---------           ---------

        Total Current Assets                                                          125,585              83,382

Property, Plant and Equipment, net of accumulated depreciation
        and amortization of $125,160 and $153,359                                     290,537             284,599
Intangible Assets, net                                                                237,573             230,812
Restricted Cash                                                                         2,902               2,092
Deferred Income Taxes                                                                   5,259               5,819
Investments in Unconsolidated Entities                                                 21,844              26,761
Other Non-Current Assets                                                                2,593               1,903
                                                                                    ---------           ---------

        Total Non-Current Assets                                                      560,708             551,986

                                                                                    $ 686,293           $ 635,368
                                                                                    =========           =========

           The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except for share and per share data)

                                                  LIABILITIES AND                   April 30,          January 31,
                                               STOCKHOLDERS' EQUITY                    2001                2002
                                                                                    ---------           ---------
CURRENT LIABILITIES:
        Current Maturities of Long-Term Debt                                        $   6,690           $   4,483
        Current Maturities of Capital Lease Obligations                                 1,429               1,538
        Accounts Payable                                                               29,158              27,543
        Accrued Payroll and Related Expenses                                            2,542               4,053
        Accrued Interest                                                                4,880               1,642
        Accrued Income Taxes                                                            3,388               5,802
        Other Current Liabilities                                                      22,441              27,344
                                                                                    ---------           ---------

        Total Current Liabilities                                                      70,528              72,405

Long-Term Debt, Less Current Maturities                                               350,511             286,625

Capital Lease Obligations, Less Current Maturities                                      4,593               3,431

Accrued Closure and Post-Closure Costs,
  Less Current Maturities                                                              17,153              22,253

Minority Interest                                                                         677                 675

Other Long-Term Liabilities                                                            12,160              12,262

COMMITMENTS AND CONTINGENCIES

Series A Redeemable, Convertible Preferred Stock, 55,750 Shares
   Authorized, Issued and Outstanding as of April 30, 2001 and January 31,
   2002, Liquidation Preference of $1,000 per Share                                    57,720              59,987

STOCKHOLDERS' EQUITY

        Class A Common Stock -
          Authorized - 100,000,000 Shares, $0.01 par value
          Issued and Outstanding - 22,198,000 and 22,790,000
          Shares as of April 30, 2001 and January 31, 2002, respectively                  222                 228
        Class B Common Stock -
          Authorized - 1,000,000 Shares, $0.01 par value 10 Votes per
           Share, Issued and Outstanding -988,000 shares                                   10                  10
        Accumulated Other Comprehensive (Loss) Income                                     586              (5,449)
        Additional Paid-In Capital                                                    271,502             277,771
        Accumulated Deficit                                                           (99,369)            (94,830)
                                                                                    ---------           ---------

        Total Stockholders' Equity                                                    172,951             177,730
                                                                                    ---------           ---------

                                                                                    $ 686,293           $ 635,368
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended             Nine Months Ended
                                                                 ------------------------------------------------------

                                                                January 31,    January 31,    January 31,    January 31,
                                                                    2001           2002           2001           2002
                                                                 ---------      ---------      ---------      ---------
Revenues                                                         $ 112,705      $ 101,189      $ 380,233      $ 323,315

 Operating Expenses:
      Cost of Operations                                            75,148         66,142        255,838        211,549
      General and Administration                                    13,726         13,994         45,100         41,188
      Depreciation and Amortization                                 13,043         12,825         40,316         38,390
                                                                 ---------      ---------      ---------      ---------

                                                                   101,917         92,961        341,254        291,127
                                                                 ---------      ---------      ---------      ---------

 Operating Income                                                   10,788          8,228         38,979         32,188

 Other (Income)/Expense, net:
      Interest Income                                               (1,049)          (110)        (2,271)          (801)
      Interest Expense                                              11,212          7,740         32,173         24,580
      (Income) Loss from Equity Method Investments, net             15,493         (1,857)        16,525         (1,349)
      Minority Interest                                                287             29            949             (2)
      Other Expense (Income)                                        (1,736)         1,543         (1,709)        (4,960)
                                                                 ---------      ---------      ---------      ---------

 Other Expense, net                                                 24,207          7,345         45,667         17,468

 Income (Loss) from Continuing Operations Before
    Income Taxes and Discontinued Operations                       (13,419)           883         (6,688)        14,720
 Provision (Benefit) for Income Taxes                               (2,891)           233          1,080          5,524
                                                                 ---------      ---------      ---------      ---------

 Net Income (Loss) from Continuing Operations                      (10,528)           650         (7,768)         9,196

Discontinued Operations
       Income From Discontinued Operations (net
            of income taxes of $8 and $866)                             13           --            1,524           --
       Loss on Disposal of Discontinued Operations (net of
            income tax benefit of $678, $350, $678 and $924)        (2,403)          (521)        (2,403)        (2,146)

 Cumulative Effect of Change in Accounting Principle
    (net of income tax benefit of $170)                               --             --             --             (250)
                                                                 ---------      ---------      ---------      ---------

 Net  Income (Loss)                                                (12,918)           129         (8,647)         6,800

      Accretion of Preferred Stock Dividend                            702            861          1,290          2,267
                                                                 ---------      ---------      ---------      ---------

 Net (Loss) Income available to Common Stockholders              $ (13,620)     $    (732)     $  (9,937)     $   4,533
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except for per share data)

                                                                   Three Months Ended             Nine Months Ended
                                                                 ------------------------------------------------------

                                                                January 31,    January 31,    January 31,    January 31,
                                                                    2001           2002           2001           2002
                                                                 ---------      ---------      ---------      ---------
 Earnings Per Share:
 Basic:
      (Loss) Income from Continuing Operations                   $   (0.48)     $   (0.01)     $   (0.39)     $    0.30
      Discontinued Operations
         Income from Discontinued Operations                          --             --             0.06           --
         Loss on Disposal of Discontinued Operations                 (0.10)         (0.02)         (0.10)         (0.09)
      Cumulative Effect of Change in Accounting Principle             --             --             --            (0.01)
                                                                 ---------      ---------      ---------      ---------

      Net (Loss) Income per Common Share                         $   (0.58)     $   (0.03)     $   (0.43)     $    0.20
                                                                 =========      =========      =========      =========

      Basic Weighted Average Common
        Shares Outstanding                                          23,182         23,565         23,190         23,414
                                                                 ---------      ---------      ---------      ---------

 Diluted:
      (Loss) Income from Continuing Operations                   $   (0.48)     $   (0.01)     $   (0.39)     $    0.29
      Discontinued Operations
        Income from Discontinued Operations                           --             --             0.06           --
        Loss on Disposal of Discontinued Operations                  (0.10)         (0.02)         (0.10)         (0.09)
      Cumulative Effect of Change in Accounting Principle             --             --             --            (0.01)
                                                                 ---------      ---------      ---------      ---------

      Net (Loss) Income per Common Share                         $   (0.58)     $   (0.03)     $   (0.43)     $    0.19
                                                                 =========      =========      =========      =========

      Diluted Weighted Average Common
        Shares Outstanding                                          23,182         23,565         23,190         24,091
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

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                               ------------------------
                                                                              January 31,    January 31,
                                                                                  2001           2002
                                                                               ---------      ---------
Cash Flows from Operating Activities:
     Net Income (Loss)                                                         $  (8,647)     $   6,800
                                                                               ---------      ---------

     Adjustments to Reconcile Net Income
        to Net Cash Provided by Operating Activities -
     Depreciation and Amortization                                                40,316         38,390
     Loss on Disposal of Discontinued Operations                                   2,403          2,146
     Income from Discontinued Operations                                          (1,524)          --
     (Income) Loss from Equity Method Investments                                 16,525         (1,349)
     Loss from Commodity Hedge Contract, net                                        --            1,289
     Gain on Sale of Bangor Hydro Warrants                                        (1,526)        (1,654)
     Gain on Sale of Equipment                                                      (318)          (296)
     Gain on Sale of Assets                                                         --           (4,698)
     Non Cash Directors Compensation                                                  30             20
     Minority Interest                                                               949             (2)
     Deferred Income Taxes                                                        (3,490)         1,847
     Changes in Assets and Liabilities, net of
        Effects of Acquisitions and Divestitures -
              Accounts Receivable                                                  5,835          7,879
              Accounts Payable                                                   (11,787)        (1,727)
              Other Assets and Liabilities                                        (2,899)         4,113
                                                                               ---------      ---------

                                                                                  44,514         45,958
                                                                               ---------      ---------

                       Net Cash Provided by Operating Activities                  35,867         52,758

Cash Flows from Investing Activities:
     Acquisitions, Net of Cash Acquired                                           (7,811)        (1,505)
     Proceeds from Divestitures, Net of Cash Divested                              5,832         28,646
     Additions to Property and Equipment                                         (53,783)       (28,395)
     Proceeds from Sale of Equipment                                               1,951          1,186
     Proceeds from Sale of Bangor Hydro Warrants                                   3,319          3,530
     Advances to Unconsolidated Subsidiaries                                      (3,493)        (4,388)
     Other                                                                         3,857          2,985
                                                                               ---------      ---------

                       Net Cash (Used In) Provided by Investing Activities       (50,128)         2,059

Cash Flows from Financing Activities:

     Proceeds from Long-Term Borrowings                                           48,090         53,290
     Principal Payments on Long-Term Debt                                        (62,703)      (117,230)
     Proceeds from Issuance of Common Stock                                        1,018            217
     Proceeds from Equity Transactions of Majority-
       Owned Subsidiary                                                            1,506           --
     Proceeds from Exercise of Stock Options                                         256          3,173
     Proceeds from the Issuance of Series A
          Redeemable, Convertible Preferred Stock, Net                            54,741           --
                                                                               ---------      ---------

                       Net Cash Provided by (Used In) Financing Activities        42,908        (60,550)

Cash Used in Discontinued Operations                                              (8,871)        (6,863)

Net Increase (Decrease) in Cash and Cash Equivalents                              19,776        (12,596)
Cash and Cash Equivalents, Beginning of Period                                     7,788         22,001
                                                                               ---------      ---------

Cash and Cash Equivalents, End of Period                                       $  27,564      $   9,405
                                                                               =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              January 31,    January 31,
                                                                                  2001           2002
                                                                               ---------      ---------
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Year for -
              Interest                                                         $  33,257      $  26,346
              Income Taxes, net of refunds                                     $   1,100      $     312

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
     Summary of Entities Acquired
       in Purchase Business Combinations
              Fair Market Value of Assets Acquired                             $  21,078      $   1,749
              Notes Receivable Exchanged for Assets                              (13,263)           (25)
              Cash Paid, net                                                   $  (7,811)     $  (1,505)
                                                                               ---------      ---------

                       Liabilities Assumed and Notes Receivable
                          Forgiven to Seller                                   $       4      $     219
                                                                               =========      =========

     Summary of Long Term Debt Converted to
        Common Stock
              Long Term Debt Converted                                         $    --        $   3,206
              Exchange of Notes Receivable                                          --             (750)
                                                                               ---------      ---------

              Issuance of Common Stock Upon Conversion                         $    --        $   2,454
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

The condensed consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the "Company") as of April 30, 2001 and January 31, 2002, the consolidated statements of operations for the three and nine months ended January 31, 2001 and 2002 and the condensed consolidated statements of cash flows for the nine months ended January 31, 2001 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The previously issued consolidated statements of operations for the three and nine months ended January 31, 2001 and the condensed consolidated statement of cash flows for the nine months ended January 31, 2001 have been changed to reflect the effects of discontinued operations. The consolidated financial statements presented herein should be read in connection with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2001. These were included as part of the Company's Annual Report on Form 10-K (the "Annual Report"). The results of the nine months ended January 31, 2002 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2002.

1. BUSINESS COMBINATIONS

During the nine months ended January 31, 2002, the Company acquired three solid waste hauling operations in transactions accounted for as purchases. These transactions were in exchange for consideration of approximately $1.5 million in cash to the sellers. During the nine months ended January 31, 2001, the Company acquired 11 solid waste hauling operations accounted for as purchases. These transactions were in exchange for consideration of approximately $7.8 million in cash to the sellers and the partial settlement of a receivable in the amount of $13.3 million. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions had been completed as of May 1, 2000.

                                                   Nine Months Ended     Nine Months Ended
                                                    January 31, 2001      January 31, 2002
                                                        --------              --------
Revenues                                                $384,079              $324,080
                                                        ========              ========

Operating Income                                        $ 39,697              $ 32,377
                                                        ========              ========

Net (Loss) Income available to Common Stockholders      $ (9,751)             $  4,603
                                                        ========              ========

Diluted  Net Income (Loss)  per Common Share            $  (0.42)             $   0.19
                                                        ========              ========

Diluted Weighted Average
   Common Shares Outstanding                              23,190                24,091
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

Accordingly, the ineffective portion of the hedge was recorded as a cumulative effect of change in accounting principle in the accompanying financial statements. The ineffectiveness recorded in earnings for the nine months ended January 31, 2002 was approximately $420 and is reflected as a reduction in interest expense in the accompanying financial statements. No ineffectiveness was recorded in the quarter ended January 31, 2002, in accordance with the recognition guidance under SFAS No. 133. As of January 31, 2002, the fair value of these swaps was an obligation of $10.1 million, with the net amount (net of taxes of $4.1 million) recorded as an unrealized loss in other comprehensive
(loss) income. The estimated net amount of the existing losses as of January 31, 2002 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $9.2 million. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company had entered into 10 commodity hedges, which expired at various times between December 2001 and February 2003. The Company had evaluated these hedges and believed that these instruments qualified for hedge accounting pursuant to SFAS No. 133. Because the relevant terms of the hedges and the transactions they were designated to hedge were identical, there was no ineffectiveness required to be recognized into earnings. Upon adoption of SFAS No. 133, the Company recorded the fair value of these hedges as an asset of $1.8 million, with the net amount (net of taxes of $0.7 million) recorded as an unrealized gain in other comprehensive income
(loss) (see Note 6).

On December 2, 2001, Enron Corporation (Enron), the counterparty for all of the Company's commodity hedges, filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, the Company agreed with its equity method investee, US Green Fiber LLC (Green Fiber), to include Green Fiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between Green Fiber and the Company on terms identical to those with Enron. The Company recorded a charge of $1.6 million in other expense to recognize the change in fair value of its commodity contracts. Subsequent changes in the fair value of these commodity contracts (currently $0.4 million) will be reflected in earnings until their March 2003 termination.

Deferred gains of approximately $1.0 million, net of tax, related to the Company's terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.

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

During the quarter ended January 31, 2002, the Company settled one lawsuit, which had no effect on the Company's financial position.

For the nine months ended January 31, 2002, the Company settled four lawsuits, which had no effect on the Company's financial position.

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

5. EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share on a basic and diluted basis for the three and nine months ended January 31, 2001 and 2002:

                                                                                 Three Months Ended           Nine Months Ended
                                                                                     January 31                    January 31
                                                                                ----------------------      ----------------------
                                                                                  2001          2002          2001          2002
                                                                                --------      --------      --------      --------
Numerator:
      Net Income (Loss) from Continuing Operations Before Discontinued
      Operations                                                                $(10,528)     $    650      $ (7,768)     $  9,196
      Less:  Preferred Dividends                                                    (702)         (861)       (1,290)       (2,267)
                                                                                --------      --------      --------      --------
      Net (Loss) Income from Continuing Operations Before Discontinued
      Operations Available to Common Stockholders Used in Basic and
      Diluted EPS                                                               $(11,230)     $   (211)     $ (9,058)     $  6,929
                                                                                ========      ========      ========      ========

Denominator:
      Number of Shares Outstanding, End of Period:
      Class A Common Stock                                                        22,196        22,790        22,196        22,790
      Class B Common Stock                                                           988           988           988           988
      Effect of Weighted Average Shares Outstanding during period                     (2)         (213)            6          (364)
                                                                                --------      --------      --------      --------
      Weighted Average Number of Common Shares used in Basic EPS                  23,182        23,565        23,190        23,414
                                                                                --------      --------      --------      --------
      Impact of Potentially Dilutive Securities:
      Dilutive Effect of Options, Warrants and Contingent Stock                     --            --            --             677
                                                                                --------      --------      --------      --------
      Weighted Average Number of Common Shares used in Diluted EPS                23,182        23,565        23,190        24,091
                                                                                ========      ========      ========      ========

For the three and nine months ended January 31, 2001, 9,677 and 7,835 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2002, 9,187 and 7,038 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.


6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company's equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive income (loss) for the three and nine months ended January 31, 2002 is as follows:

                                     Three Months Ended    Nine Months Ended
                                          January 31,         January 31,
                                             2002                2002
                                           -------             -------
Net Income                                 $   129             $ 6,800

Other Comprehensive Income (Loss)            1,267              (6,035)
                                           -------             -------
Comprehensive Income                       $ 1,396             $   765
                                           =======             =======

The components of other comprehensive loss for the three and nine months ended January 31, 2002 are shown as follows (in thousands):

                                                              Three Months Ended January 31, 2002
                                                          -------------------------------------------
                                                           Gross          Tax effect        Net of Tax
                                                          -------           -------           -------
Changes in fair value of marketable securities
      during the period, net                              ($   25)          ($   10)          ($   15)
Change in fair value of interest rate swaps
      and commodity hedges during period, net               2,311             1,029             1,282
                                                          -------           -------           -------
                                                          $ 2,286           $ 1,019           $ 1,267
                                                          =======           =======           =======

                                                               Nine Months Ended January 31, 2002
                                                          -------------------------------------------
                                                           Gross          Tax effect        Net of Tax
                                                          -------           -------           -------
Cumulative effect of change in accounting
      principle, beginning of period                      ($4,650)          ($1,885)           (2,765)
Changes in fair value of marketable securities
      during the period, net of reclassification
      adjustment                                           (1,704)             (691)           (1,013)
Change in fair value of interest rate swaps
      and commodity hedges during period, net              (3,637)           (1,380)           (2,257)
                                                          -------           -------           -------
                                                          ($9,991)          ($3,956)          ($6,035)
                                                          =======           =======           =======

7. SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western and Recycling. The Company's revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, mainly residue recycling and major customer accounts, are included in Other.

                                             Eastern           Central           Western
                                             Region            Region            Region          Recycling          Other
                                            --------------------------------------------------------------------------------
Three Months Ended January 31, 2002:

Outside Revenue                             $  35,899         $  22,669         $  15,651        $  23,449         $   3,521
                                            =========         =========         =========        =========         =========
Intersegment Revenue                        $   6,754         $  10,752         $   3,118        $     701         $    --
                                            =========         =========         =========        =========         =========
(Loss)/Income
   from Continuing Operations               $    (482)        $   3,729         $      57        $  (3,427)        $     773
                                            =========         =========         =========        =========         =========
Total Assets                                $ 262,405         $ 115,397         $ 107,963        $  74,149         $  75,454
                                            =========         =========         =========        =========         =========

                                            Eliminations        Total
                                            ---------------------------
Outside Revenue                             $    --           $ 101,189
                                            =========         =========
Intersegment Revenue                        $ (21,325)        $    --
                                            =========         =========
Income/(Loss)
   from Continuing Operations               $    --           $     650
                                            =========         =========
Total Assets                                $    --           $ 635,368
                                            =========         =========

                                             Eastern           Central           Western
                                             Region            Region            Region          Recycling          Other
                                            --------------------------------------------------------------------------------
Three Months Ended January 31, 2001:

Outside Revenue                             $  41,571         $  20,890         $  15,635        $  27,203         $   7,406
                                            =========         =========         =========        =========         =========
Intersegment Revenue                        $   8,804         $   9,429         $   3,705        $   4,853         $     133
                                            =========         =========         =========        =========         =========
Income/(Loss)
   from Continuing Operations               $   1,398         $   3,090         $     561        $     (50)        $ (15,527)
                                            =========         =========         =========        =========         =========
Total Assets                                $ 393,298         $ 128,856         $ 115,533        $ 135,460         $ 120,715
                                            =========         =========         =========        =========         =========

                                            Eliminations        Total
                                            ---------------------------
Outside Revenue                             $    --           $ 112,705
                                            =========         =========
Intersegment Revenue                        $ (26,924)        $    --
                                            =========         =========
Income/(Loss)
   from Continuing Operations               $    --           $ (10,528)
                                            =========         =========
Total Assets                                $    --           $ 893,862
                                            =========         =========

                                             Eastern           Central           Western
                                             Region            Region            Region          Recycling          Other
                                            --------------------------------------------------------------------------------
Nine Months Ended January 31, 2002:

Outside Revenue                             $ 114,490         $  73,843         $  50,736        $  70,272         $  13,974
                                            =========         =========         =========        =========         =========
Intersegment Revenue                        $  23,583         $  35,160         $  11,302        $   5,691         $      58
                                            =========         =========         =========        =========         =========
Income/(Loss)
   from Continuing Operations               $   1,836         $  14,107         $   1,835        $  (7,377)        $  (1,205)
                                            =========         =========         =========        =========         =========
Total Assets                                $ 262,405         $ 115,397         $ 107,963        $  74,149         $  75,454
                                            =========         =========         =========        =========         =========

                                            Eliminations        Total
                                            ---------------------------
Outside Revenue                             $    --           $ 323,315
                                            =========         =========
Intersegment Revenue                        $ (75,794)        $    --
                                            =========         =========
Income/(Loss)
   from Continuing Operations               $    --           $   9,196
                                            =========         =========
Total Assets                                $    --           $ 635,368
                                            =========         =========


                                             Eastern           Central           Western
                                             Region            Region            Region          Recycling          Other
                                            --------------------------------------------------------------------------------
Nine Months Ended January 31, 2001:

Outside Revenue                             $ 128,251         $  70,254         $  50,777        $  92,172         $  38,779
                                            =========         =========         =========        =========         =========
Intersegment Revenue                        $  27,842         $  30,256         $  11,405        $  18,900         $   1,045
                                            =========         =========         =========        =========         =========
Income/(Loss)
   from Continuing Operations               $   2,993         $  12,035         $   3,166        $   1,836         $ (27,798)
                                            =========         =========         =========        =========         =========
Total Assets                                $ 393,298         $ 128,856         $ 115,533        $ 135,460         $ 120,715
                                            =========         =========         =========        =========         =========

                                            Eliminations        Total
                                            ---------------------------
Outside Revenue                             $    --           $ 380,233
                                            =========         =========
Intersegment Revenue                        $ (89,448)        $    --
                                            =========         =========
Income/(Loss)
   from Continuing Operations               $    --           $  (7,768)
                                            =========         =========
Total Assets                                $    --           $ 893,862
                                            =========         =========

8. RESTRUCTURING

In April 2001, the Company's Board of Directors approved a reorganization of certain of the Company's operations. This reorganization consisted of the elimination of various positions and the closure of certain facilities. The following items were charged to earnings during 2001:

            Severance                                      $3,786
            Facility closures                                 365
                                                           ------
                                                           $4,151
                                                           ======

Severance relates to the termination of 19 employees, primarily in management and administration, as well as three officers of the Company. Facility closures include the costs of closing two transfer stations.

During the nine months ended January 31, 2002, $3,317 was charged against the accrual. The remaining balance in the accompanying balance sheet, included in other current liabilities, amounted to $834.

9. DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND OTHER DIVESTITURES

Discontinued Operations:
------------------------

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

The Company further wrote down its Commercial recycling center in Newark, N.J. to net realizable value due to final negotiations resulting in a delay in the sale of the facility. This expense was recognized, net of tax, in each of the quarters ended October 31, 2001 and January 31, 2002.

Net Assets Held for Sale:
-------------------------

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

Other Divestitures:
-------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. the ("Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily throughout the eastern portion of the United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates electricity under its contracts at its wholly owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy"), a waste-to-energy facility. As of March 3, 2002, the Company owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 41 recycling processing facilities, 38 solid and liquid waste collection divisions and one power generation facility, as well as a 50% interest in a cellulose insulation joint venture.

The Company's revenues have decreased from $112.7 million for the three months ended January 31, 2001 to $101.2 million for the three months ended January 31, 2002. From May 1, 2000 through April 30, 2001, the Company acquired 13 solid waste collection, transfer and disposal operations. Between May 1, 2001 and January 31, 2002 the Company acquired three such businesses, all of which were accounted for under the purchase method of accounting for business combinations. Under the rules of purchase accounting the acquired companies' revenues and results of operations have been consolidated from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company's historical results of operations.

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

 The Company, through its Recycling segment, provides integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials. The Company emphasizes the use of low-cost processing to add value to the waste products delivered. Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, has recognized half of the joint venture's net income/(loss) in the Company's results of operations since that date. In the Other segment, the Company has ancillary assets including residue recycling and major customer accounts.

The Company's revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.

The table below shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection and transfer revenues as a percentage of revenues for the current fiscal year is primarily attributable to the effects of price and volume increases. The decrease in the Company's landfill/disposal revenues as a percentage of revenues during the current fiscal year is primarily attributable to the divestiture of its majority interest in Penobscot Energy Recovery Company LP. The increase in the Company's recycling revenues as a percentage of revenue during the current fiscal year is primarily attributable to volume increases. The decrease in the Company's brokerage revenues as a percentage of revenues during the current fiscal year is primarily attributable to the overall effects of commodity prices. The decrease in the Company's other revenues as a percentage of revenues during the current fiscal year is primarily attributable to divestitures made during the period.

                                              Percentage of Revenues
                                              ----------------------
                                   Three Months Ended       Nine Months Ended
                                       January 31,              January 31,
                                     --------------           --------------
                                     2001      2002           2001      2002
                                     ----      ----           ----      ----
Collection .....................     42.9%     46.6%          40.7%     46.7%
Landfill/Disposal Facilities ...     18.0      14.1           16.8      13.8
Transfer .......................      7.6      10.1            7.4      11.0
Recycling ......................     13.4      17.4           12.3      15.8
Brokerage ......................     15.0      11.1           15.6      11.4
Other ..........................      3.1       0.7            7.2       1.3
                                    -----     -----          -----     -----

Total Revenues .................    100.0%    100.0%         100.0%    100.0%
                                    =====     =====          =====     =====

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

                                                                                 Percentage of Revenues
                                                                                 ----------------------
                                                             Three Months Ended January 31,     Nine Months Ended January 31,
                                                                 ---------------------             ---------------------
                                                                 2001             2002             2001             2002
                                                                 ----             ----             ----             ----
Revenues                                                        100.0%           100.0%           100.0%           100.0%

Cost of Operations                                               66.7             65.4             67.3             65.4
General and Administration                                       12.2             13.8             11.9             12.7
Depreciation and Amortization                                    11.6             12.7             10.6             11.9
                                                                -----            -----            -----            -----
 Operating Income                                                 9.5              8.1             10.2             10.0

Interest Expense, net                                             9.0              7.5              7.9              7.4
(Income) Loss from Equity Method Investments                     13.7             (1.8)             4.3             (0.4)
Minority Interest                                                 0.3              0.0              0.2              0.0
Other Expenses/ (Income)                                         (1.5)             1.6             (0.4)            (1.5)
 Provision (Benefit) for Income Taxes                            (2.6)             0.2              0.3              1.7
                                                                -----            -----            -----            -----

 Income (Loss) from Continuing Operations                        (9.4)             0.6             (2.1)             2.8

 Discontinued Operations                                         (2.1)            (0.5)            (0.2)            (0.6)

 Cumulative Effect of Change in Accounting Principle              0.0              0.0              0.0             (0.1)
                                                                -----            -----            -----            -----

 Net Income (Loss)                                              (11.5)%            0.1%            (2.3)%            2.1%
                                                                =====            =====            =====            =====

 Adjusted EBITDA *                                               20.9%            20.8%            20.6%            21.8%
                                                                =====            =====            =====            =====

* See discussion and computation of Adjusted EBITDA below.

Three Months Ended January 31, 2002:

REVENUES:
Revenues decreased $11.5 million, or (10.2)% to $101.2 million in the quarter ended January 31, 2002 from $112.7 million in the quarter ended January 31, 2001. The decrease in the quarter is attributable to several factors: the impact of businesses divested accounted for approximately $13.0 million while lower average recyclable commodity prices and volumes amounted to $5.6 million. These decreases were partially offset by volume and price increases in the core solid waste business amounting to $6.5 million and the positive rollover effect of acquisitions amounting to approximately $0.6 million.

COST OF OPERATIONS:
Cost of operations decreased $9.0 million or (12.0)% to $66.1 million in the quarter ended January 31, 2002 from $75.1 million in the quarter ended January 31, 2001. This decrease mainly arose from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 65.4% in the quarter ended January 31, 2002 from 66.7% in the prior year. The decrease in cost of operations as a percentage of revenues was primarily the result of a decreased contribution from recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%).

GENERAL AND ADMINISTRATION:
General and administration expenses increased $0.3 million, or (2.0)% to $14.0 million in the quarter ended January 31, 2002 from $13.7 million in the quarter ended January 31, 2001, and increased as a percentage of revenues to 13.8% in the quarter ended January 31, 2002 from 12.2% in the quarter ended January 31, 2001. The increase in general and administration expenses was primarily the result of bad debt expenses associated with the write-off of receivables with Enron amounting to $0.7 million in the quarter ended January 31, 2002.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expense decreased $0.2 million, or (1.7)%, to $12.8 million in the quarter ended January 31, 2002 from $13.0 million in the quarter ended January 31, 2001. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expense as a percentage of revenue increased to 12.7% in the quarter ended January 31, 2002 from 11.6% in the quarter ended January 31, 2001. The increase in depreciation and amortization expense as a percentage of revenues resulted primarily from a lower level of revenue.

INTEREST EXPENSE, NET:
Net interest expense decreased $2.5 million, or (24.9)% to $7.6 million in the quarter ended January 31, 2002 from $10.2 million in the quarter ended January 31, 2001. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year. Interest expense, as a percentage of revenues decreased to 7.5% in the quarter ended January 31, 2002 from 9.0% in the quarter ended January 31, 2001.

(INCOME) LOSS FROM EQUITY METHOD INVESTMENTS, NET:
Income from equity method investments in the quarter ended January 31, 2002 is due primarily to income recorded at Green Fiber, the Company's 50-50 joint venture. In the quarter ended January 31, 2001, the Company recorded its share of a loss recorded at Green Fiber due to significant transitional and restructuring expenses. The quarter ended January 31, 2001 also includes an impairment charge to reduce the Company's investment in Oakhurst Company, Inc. ("Oakhurst") and New Heights.

A majority interest (80.1%) in New Heights was sold in September 2001 for consideration of $0.3 million and contingent consideration of up to $9.0 million. The Company will record the contingent consideration when the contingency is removed. The Company retained an interest (19.9%) in the New Heights project, as well as financial obligations related solely to the power plant. The Company is accounting for its retained investment under the equity method.

MINORITY INTEREST:
At January 31, 2002, this amount represented the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. At January 31, 2001, minority interest also reflected the minority owners' interest in the Company's majority owned subsidiaries Maine Energy Recovery Company ("Maine Energy") and Penobscot Energy Recovery Company. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in the Penobscot Energy Recovery Company.

OTHER EXPENSE (INCOME):
Other expense (income) decreased $3.3 million in the quarter ended January 31, 2002 to ($1.5) million from $1.7 million in the quarter ended January 31, 2001. This change is attributable to the write off of the Commodity Hedges arising from the bankruptcy of Enron in the third quarter 2002 and the sale of Bangor Hydro warrants in the quarter ended January 31, 2001.

PROVISION (BENEFIT) FOR INCOME TAXES:
Provision for income taxes increased $3.1 million in the quarter ended January 31, 2002 to $0.2 million from a benefit of ($2.9) million in the quarter ended January 31, 2001. The increase, as well as the change in the effective tax rate to 26.3% from 21.5%, is primarily due to the increase in pretax income.

Nine Months Ended January 31, 2002:

REVENUES:
Revenues decreased $56.9 million, or (15.0)% to $323.3 million in the nine months ended January 31, 2002 from $380.2 million in the nine months ended January 31, 2001. The decrease in the nine months is attributable to several factors: the impact of businesses divested accounted for approximately $49.0 million while lower average recyclable commodity prices and volumes amounted to $32.5 million. These decreases were partially offset by price and volume increases in the core solid waste business amounting to $21.7 million and the positive rollover effect of acquisitions amounting to approximately $2.9 million.

COST OF OPERATIONS:
Cost of operations decreased $44.3 million or (17.3)% to $211.5 million in the nine months ended January 31, 2002 from $255.8 million in the nine months ended January 31, 2001. This decrease mainly arises from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 65.4% in the nine months ended January 31, 2002 from 67.3% in the prior year. The decrease in cost of operations as a percentage of revenues was primarily the result of a decreased contribution from recyclable brokerage operations, which carry a high cost of operations as a percentage of revenues (approximately 90%).

GENERAL AND ADMINISTRATION:
General and administration expenses decreased $3.9 million, or (8.7)% to $41.2 million in the nine months ended January 31, 2002 from $45.1 million in the nine months ended January 31, 2001, but increased as a percentage of revenues to 12.7% in the nine months ended January 31, 2002 from 11.9% in the nine months ended January 31, 2001. The decrease in general and administration expenses was primarily the result of divestitures as well as lower legal expenses. The increase in general and administration expenses as a percentage of revenues was primarily the result of recyclable brokerage operations, which had a decrease in revenue in concert with fixed general and administration expenses.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization expense decreased $1.9 million, or (4.8)%, to $38.4 million in the nine months ended January 31, 2002 from $40.3 million in the nine months ended January 31, 2001. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expense as a percentage of revenue increased to 11.9% in the nine months ended January 31, 2002 from 10.6% in the nine months ended January 31, 2001. The increase as a percentage of revenues resulted primarily from a lower level of revenue.

INTEREST EXPENSE, NET:
Net interest expense decreased $6.1 million, or (20.5)% to $23.8 million in the nine months ended January 31, 2002 from $29.9 million in the nine months ended January 31, 2001. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current period, versus the prior period. Interest expense, as a percentage of revenues decreased to 7.4% in the nine months ended January 31, 2002 from 7.9% in the nine months ended January 31, 2001.

(INCOME) LOSS FROM EQUITY METHOD INVESTMENTS, NET:
Income from equity method investments in the nine months ended January 31, 2002 is due primarily to income recorded at Green Fiber, the Company's 50-50 joint venture. In the nine months ended January 31, 2001, the Company recorded its share of a loss recorded at Green Fiber due to significant transitional and restructuring expenses. The nine months ended January 31, 2001 also includes an impairment charge to reduce the Company's investment in Oakhurst and New Heights.

A majority interest (80.1%) in New Heights was sold in September 2001 for consideration of $0.3 million and contingent consideration of up to $9.0 million. The Company will record the contingent consideration when the contingency is removed. The Company retained an interest (19.9%) in the New Heights project, as well as financial obligations related solely to the power plant. The Company is accounting for its retained investment under the equity method.

MINORITY INTEREST:
At January 31, 2002, this amount represented the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. At January 31, 2001 minority interest also reflected the minority owners' interest in the Company's majority owned subsidiaries Maine Energy and Penobscot Energy Recovery Company. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in

Maine Energy and sold its majority interest in the Penobscot Energy Recovery Company.

OTHER INCOME:
Other income increased $3.3 million in the nine months ended January 31, 2002 to $5.0 from $1.7 million in the nine months ended January 31, 2001. This increase is attributable to the divestiture of Multitrade, which resulted in a gain of $4.0 million, partially offset by the write off of the Commodity Hedges arising from the bankruptcy of Enron.

PROVISION FOR INCOME TAXES:
Provision for income taxes increased $4.4 million in the nine months ended January 31, 2002 to $5.5 million from $1.1 million in the nine months ended January 31, 2001. This increase, as well as the change in the effective tax rate to 37.5%, is primarily due to the increase in pretax income and the tax benefit from the sale of 80.1% of the Company's equity interest in New Heights in the nine months ended January 31, 2002 and the recognition of losses on investments in New Heights in the nine months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had positive net working capital of $55.0 million and $11.0 million at April 30, 2001 and at January 31, 2002, respectively. The main factors accounting for the decrease were lower cash balances, lower trade receivable balances, recognition of current portion of Interest Rate Swaps, and the sale of Assets of Discontinued Operations and Net Assets Held for Sale.

The Company has a $401.9 million revolving line of credit with a group of banks for which Fleet Bank, N.A. is acting as agent. This line of credit consists of a $280 million Senior Secured Revolving Credit Facility ("Revolver") and a $121.9 million Senior Secured Delayed Draw Term "B" Loan ("Term Loan"). This line of credit is secured by all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the line of credit were approximately $78 million at January 31, 2002.

Net cash provided by operating activities amounted to $52.8 million for the nine months ended January 31, 2002 compared to $35.9 million for the same period of the prior fiscal year. The increase was primarily due to the change in the Company's working capital: primarily lower trade receivables and increased payables together with an increase in net income.

Net cash provided by investing activities was $2.1 million for the nine months ended January 31, 2002 compared to $50.1 million used in investing activities for the same period last year. The decrease in cash used in investing activities reflected mainly the Company's lower capital expenditures, fewer acquisitions, and the proceeds from divestitures.

Net cash used in financing activities was $60.6 million for the nine months ended January 31, 2002 compared to $42.9 million cash provided by financing activities for the same period of the prior fiscal year. This decrease was primarily due to the Company paying down debt from the proceeds from divestitures and the utilization of working capital, mainly cash.

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

                                   Three Months Ended January 31,       Nine Months Ended January 31,
                                   ------------------------------       -----------------------------
                                           (In Thousands)                      (In Thousands)

Adjusted EBITDA:                         2001           2002                 2001           2002
                                       --------       --------             --------       --------
Operating Income                       $ 10,788       $  8,228             $ 38,979       $ 32,188
Depreciation and Amortization            13,043         12,825               40,316         38,390
Minority Interest                          (287)           (29)                (949)             2
                                       --------       --------             --------       --------

Adjusted EBITDA                        $ 23,544       $ 21,024             $ 78,346       $ 70,580
                                       ========       ========             ========       ========

EBITDA as a percentage of revenues         20.9%          20.8%                20.6%          21.8%
                                       ========       ========             ========       ========


Noted below is Adjusted EBITDA as reported by each of the Company's key operating groups.


                                   Three Months Ended January 31,       Nine Months Ended January 31,
                                   ------------------------------       -----------------------------
                                           (In Thousands)                      (In Thousands)

Adjusted EBITDA by Group:                2001           2002           2001           2002
                                       --------       --------       --------       --------

Solid Waste Operations                 $ 20,102       $ 18,700       $ 65,364       $ 64,761
Recycling                                 2,733          1,854         10,715          4,874
Other                                       709            470          2,267            945
                                       --------       --------       --------       --------

Adjusted EBITDA                        $ 23,544       $ 21,024       $ 78,346       $ 70,580
                                       ========       ========       ========       ========

Analysis of the factors contributing to the change in adjusted EBITDA is included in the discussions above.

INTEREST RATE VOLATILITY
------------------------

The interest rate on $250 million of long-term debt has been fixed through six interest rate swaps. The Company has interest rate risk relating to approximately $37 million of long-term debt (not including current maturities) at January 31, 2002. The average interest rate on the variable rate portion of long-term debt was 4.48% for the third fiscal quarter. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points; it would have an approximate interest expense change of $0.1 million for the quarter reported.

The remainder of the Company's long-term debt is at fixed rates and not subject to interest rate risk.

COMMODITY PRICE VOLATILITY
--------------------------

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company's commodity exposure, the Company had entered into ten commodity hedging agreements that had been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on the Company's operating margin is estimated at $1.8 million for the quarter reported.

On December 2, 2001, Enron, the counterparty for all of the Company's commodity hedges, filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, the Company agreed with its equity method investee, Green Fiber, to include Green

Fiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between Green Fiber and the Company on terms identical to those with Enron. The Company recorded a charge of $1.6 million in other expense to recognize the change in fair value of its commodity contracts. Subsequent changes in the fair value of these commodity contracts (currently $0.4 million) will be reflected in earnings until their March 2003 termination.

Deferred gains of approximately $1.0 million, net of tax, related to the Company's terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.

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

Our Green Fiber insulation manufacturing joint venture with Louisiana-Pacific competes with other parties, some of which have substantially greater resources than we do, which they could use for product development, marketing or other purposes to our detriment.

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

OUR CLASS B COMMON STOCK HAS TEN VOTES PER SHARE AND IS HELD
EXCLUSIVELY BY JOHN W. CASELLA AND DOUGLAS R. CASELLA.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At March 4, 2002, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our chairman and chief executive officer, or by his brother, Douglas R. Casella, a director. Based on the number of shares of common stock outstanding on March 4, 2002, the shares of our Class A common stock and Class B common stock held by John W. Casella and Douglas R. Casella represent approximately 33.75% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella will be able to substantially influence all matters for stockholder consideration.

Part II.    OTHER INFORMATION
-----------------------------
Item 1.     LEGAL PROCEEDINGS
-----------------------------

On January 7, 2000, the City of Saco, Maine filed a notice of claims with the Company and Maine Energy claiming entitlement to certain "residual cancellation" payments from Maine Energy under the waste handling agreement dated June 7, 1991 among the Biddeford-Saco Waste Handling Committee, Biddeford, Saco and Maine Energy on the basis of the alleged satisfaction of certain conditions, including the City's right to require the Company to purchase the City's right to receive future residual cancellation payments as a result of the Company's merger with KTI, Inc.. The notice of claims alleges that the payments due to Saco exceed $33 million, claims damages in such amounts for breach of contract, breach of fiduciary duties and fraud and also claims treble damages of $100 million based on alleged fraudulent transfer of Maine Energy's assets. The notice also reserves the right to seek punitive damages. On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement for (i) failure to pay the residual cancellation payments in connection with the KTI merger and (ii) processing amounts of waste above contractual limits without notice to the City. The Company believes it has meritorious defenses to these claims.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County Landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and the State has scheduled a hearing for March 19, 2002 on the liability issue, the result of which will determine if a hearing on damages is warranted. The company continues to explore settlement possibilities with the State. The Company believes that it has meritorious defenses to these claims.

On or about June 18, 2001, the Company received a demand for damages from Daniel and Douglas Clark related to the merger agreement between the Company and Corning Community Disposal Service, Inc., alleging that the Company breached the agreement by failing to timely register the shares of stock for sale promptly upon receipt of written request. The Clarks allege, that but for the delay of the Company, they would have had an opportunity to sell their stock before the market value declined and that they suffered damages as a result of such delay. On January 4, 2002, the parties settled the matter, with the Company paying the Clarks the amount of $323,068 in return for full releases.

The Company is engaged in discussions with the Vermont Attorney General's Office relating to the terms of its commercial small container hauling contracts entered into with customers in Vermont and anticipates that, as a result of these discussions, it will make modifications to its commercial small container hauling contracts used within the State of Vermont. The Company does not believe that any required modifications will have a material adverse effect on its results of operations or financial condition. The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

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

                                            Casella Waste Systems, Inc.


 Date: March 13, 2002                       By: /s/ Richard A Norris
                                            -----------------------------------
                                            Richard A Norris
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)