Form 10-K
period 2002-04-30
CASELLA WASTE SYSTEMS INC
filed 2002-07-12
CIK 911177

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0338873 (I.R.S. Employer Identification No.)
25 Greens Hill Lane, Rutland, VT	05701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (802) 775-0325

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $.01 per share par value

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/    No  / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  /x/

        The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A common stock at the close of business on June 28, 2002 was $248,207,367. The Company does not have any non-voting common stock outstanding.

        There were 22,701,762 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of June 28, 2002. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of June 28, 2002.

Documents Incorporated by Reference

        Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I—Business—"Executive Officers and Other Key Employees of the Company" and with respect to certain equity compensation plan information which is set forth under Part III—"Equity Compensation Plan Information") have been omitted from this Annual Report on Form 10-K, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

        Casella Waste Systems, Inc. (the "Company") is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to approximately 211,000 residential customers and 46,000 industrial and commercial customers, primarily in the eastern United States. As of June 28, 2002, the Company owned and/or operated five Subtitle D landfills, one landfill permitted to accept construction and demolition materials, 35 solid waste collection operations, 32 transfer stations, 39 recycling facilities, one waste-to-energy facility and 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

Overview of the Company's Business

        Background.    Casella was founded in 1975 as a single truck operation in Rutland, Vermont and subsequently expanded to include operations in New Hampshire, Maine, upstate New York, northern Pennsylvania, and eastern Massachusetts. In 1993, the Company initiated an acquisition strategy to take advantage of anticipated reductions in available landfill capacity in Vermont and surrounding states due to increasing environmental regulation and other market forces driving consolidation in the solid waste services industry. In 1995, the Company expanded its operations from Vermont and New Hampshire to Maine with the acquisition of the companies comprising New England Waste Services of ME, Inc., and in January 1997 established a market presence in upstate New York and northern Pennsylvania through acquisition of Superior Disposal Services, Inc.'s business. From May 1, 1994 through December 30, 1999, the Company acquired 161 solid waste businesses, including five Subtitle D landfills.

        In 1997, the Company raised $50.2 million from the initial public offering of shares of Class A common stock. In 1998, the Company raised an additional $41.3 million through a follow-on public offering of an additional 1.6 million shares of Class A common stock. In August 2000, the Company sold 55,750 shares of its Series A redeemable convertible preferred stock to Berkshire Partners LLC, an investment firm, and other investors for $55.8 million.

        KTI Acquisition and Restructuring.    In December 1999, the Company acquired KTI, Inc. ("KTI") an integrated provider of waste processing services, for aggregate consideration of $340.0 million. KTI represented a unique opportunity to acquire disposal capacity and collection operations in a primary market area and in contiguous markets in eastern Massachusetts, as well as other businesses which fit within the Company's operating strategy. KTI assets which were considered core to the Company's operations included the following:

  •
  A majority interest in Maine Energy Recovery Company, Limited Partnership ("Maine Energy"), a waste-to-energy facility which provided the Company with important additional disposal capacity in the Eastern region and which generates electric power for sale. The Company subsequently acquired the remaining ownership interest in this facility;

  •
  FCR, Inc. ("FCR") which consisted of 18 recycling facilities (now 23) that process and market recyclable materials under long-term contracts with municipalities and commercial customers. FCR also included a commercial brokerage business;

  •
  Transfer and collection operations which were "tuck-ins" to existing Maine operations; and

  •
  Cellulose insulation plants which manufacture cellulose insulation for use in residential dwellings and manufactured housing and which consume significant fiber produced from the residential recycling business of FCR.

        Following the acquisition of KTI, the Company focused on the integration of KTI and the divestiture of non-core KTI assets, which included tire recycling assets, commercial recycling facilities, mulch recycling, certain waste-to-energy facilities in Florida and Virginia, a waste-to-oil remediation facility and a broker and a processor of high density polyethylene. We also sold our majority interest in a waste-to-energy facility in Maine. As part of this divestiture program, in the fourth quarter of fiscal year 2001 the Company incurred non-recurring charges of $111.7 million, of which $90.6 million were non-cash, relating to the impairment of goodwill from the acquisition of KTI, the closure of certain facilities, severance payments to terminated employees and losses on sale of non-core assets. The Company has completed the divestiture program, for aggregate consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce indebtedness.

Solid Waste Operations

        The solid waste operations comprise a full range of non-hazardous solid waste services, including collection operations, transfer stations, material recycling facilities and disposal facilities.

        Collections.    A majority of the commercial and industrial collection services are performed under one-to-three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. The residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.

        Transfer Stations.    Transfer stations receive, compact and transfer solid waste collected primarily by various collection operations, for transport to disposal facilities by larger vehicles. The Company believes that transfer stations benefit it by: (1) increasing the size of the wastesheds which have access to its landfills; (2) reducing costs by improving utilization of collection personnel and equipment; and (3) helping to build relationships with municipalities and other customers by providing a local physical presence and enhanced local service capabilities.

        Material Recycling Facilities.    Material recycling facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR, the Company operates 23 MRFs in geographic areas not served by collection divisions or disposal facilities. Revenues are received from municipalities and customers in the form of processing and tipping fees and commodity sales. These MRFs are large scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long term contracts. The Company also operates MRFs as an integral part of its core solid waste operations, which generally process recyclables collected from various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within the core solid waste services market area have generally maintained primary responsibility for recycling efforts.

        Disposal Facilities.    The Company disposes of solid waste at its landfills and at its waste-to-energy facility.

        Landfills.    The following table provides certain information regarding the landfills that the Company operates. All of this information is provided as of April 30, 2002. Each of the landfills in the table is a Subtitle D landfill, with the exception of the Hakes landfill, which is permitted to accept only construction and demolition materials.

Landfill	Location	Estimated Remaining Permitted Capacity in Tons (1)		Estimated Annual Tonnage (2)	Estimated Remaining Permitted Life in Years (3)	Estimated Additional Permittable Capacity in Tons (1) (4)		Estimated Additional Permittable Life in Years (3)
				(tonnage in thousands)
Clinton County(5)	Schuyler Falls, NY	1,493		175	8.5	6,500		37.1
Waste USA	Coventry, VT	1,392		240	5.8	5,560		23.2
Pine Tree	Hampden, ME	2,792		295	9.5	404		1.4
NCES	Bethlehem, NH	408	(6)	135	3.0	—	(7)	—	(7)
Hyland(8)	Angelica, NY	1,581		227	7.0	1,455		6.4
Hakes	Campbell, NY	1,285		94	13.7	3,266		34.7

(1)
The Company converts estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits may place a daily and/or annual limit on capacity.

(2)
Based on current permitted capacity, estimated future use and permit limitations.

(3)
Estimated remaining permitted and additional permittable life in years at a landfill is calculated by dividing the landfill's estimated remaining permitted and additional permittable capacity, respectively, in tons by the estimated annual tonnage.

(4)
Represents capacity determined to be "permittable" in accordance with the following criteria: (i) the Company controls the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) the Company has not identified any legal or political impediments which it believes will not be resolved in its favor; (iv) the Company is actively working on obtaining any necessary permits and expects that all required permits will be received within the next two to five years; and (v) senior management has approved the project.

(5)
Operated pursuant to a lease expiring in 2021.

(6)
Includes capacity which has been permitted as Stage II, Phase II and as Stage III and which has been operated under the authority of the New Hampshire Department of Environmental Services. The right to utilize this capacity is being contested by the Town of Bethlehem. See "Item 3—Legal Proceedings."

(7)
Expansion capacity requires resolution of a local dispute on land use and state technical review, 1.3 million ton expansion capacity having an estimated useful life of 9.9 years, is omitted.

(8)
Additionally, the Company is in the final stages of a local permissive expansion referendum which if approved would authorize an additional approximately 5.1 million tons of capacity having an estimated useful life of 22.5 years.

        Clinton County.    The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County pursuant to a 25 year lease which expires in 2021. The landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren and Washington Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes municipal solid waste, construction and demolition debris, and special waste which is approved by regulatory agencies. The facility is currently in the final stages of a multi-year landfill expansion permitting process which, if successful, would provide considerable additional volume beyond the current terms of the lease agreement. The Company has entered into extended agreements with the town and county applicable to this additional volume and expects to receive the necessary approvals during the next 12 months.

        Waste USA.    The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds associated with the northern two-thirds of Vermont. The landfill is permitted to accept all residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since the purchase of this landfill in 1995, the Company has expanded the capacity of this landfill through approximately fiscal 2007. The Company currently is in the process of applying for approximately 5.5 million tons of additional capacity which, at the current usage rate, would add an additional 20-25 years of capacity.

        Pine Tree.    The Pine Tree landfill is located in Hampden, Maine and is one of only two commercial landfills serving principal wastesheds in the State of Maine. It is permitted to accept ash,

front-end processing residues from the waste-to-energy facilities within the State of Maine and related sludges and special waste which is approved by regulatory agencies. In addition, it is permitted to accept municipal solid waste that is by-pass waste, which is non-burnable waste, from the Maine Energy and Penobscot Energy Recovery Company ("PERC") waste-to-energy facilities, as well as municipal solid waste that is in excess of the processing capacities of other waste-to-energy facilities within the State of Maine. The facility recently received final approval for approximately 3.0 million tons of additional capacity (of which approximately 200,000 tons have been utilized) and is currently developing its next expansion plan. See "—Regulation."

        NCES.    The North Country Environmental Services ("NCES") landfill located in Bethlehem, New Hampshire serves the northern and central wastesheds of New Hampshire and certain contiguous Vermont and Maine wastesheds. Since the purchase of this landfill in 1994, the Company has consistently experienced expansion opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional permittable capacity, the Company has been required to assert its rights through litigation in the New Hampshire court system. In February, 1999, court approval was received for approximately 600,000 tons of additional capacity, which is expected to last through June 2005. The use of this capacity, which is ongoing, remains subject to court challenge by local authorities. The Company has recently applied for the next expansion permit for this landfill and expects that it will be required to assert its rights through the New Hampshire court system in order to overcome continued local opposition. See "Item 3—Legal Proceedings."

        Hyland.    The Hyland landfill located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept all residential and commercial municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility is located on a 600-acre property, which represents considerable additional expansion capabilities. In 1999, as part of a long-term settlement with the Town of Angelica, the Company entered into an agreement requiring a permissive referendum to expand beyond a pre-agreed footprint. As a result, the above table reflects only that capacity which has been pre-agreed with the Town of Angelica as being permittable. The Company expects expect to seek a townwide referendum during calendar year 2002 local elections. If successful, the Company expects to seek and receive a permit for an additional 38 acres, representing in excess of 5.0 million tons of additional capacity.

        Hakes.    The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. The Company believes that the site has permittable capacity of over 3.0 million tons, based on existing regulatory requirements and local community support. The Company expects to apply for this expansion during the next 18 months and does not expect substantial opposition from the local community. The Company recently entered into a revised long-term host community agreement related to the expansion of the facility.

        The Company also has rights to remaining capacity at three construction and demolition landfills, in Brockton and Woburn, Massachusetts and Cheektowaga, New York, totaling approximately 788,000 tons. Two of these landfills are expected to be closed in 2002 and the third (Brockton) has an expected remaining life of three years. In addition, the Company owned and/or operated five unlined landfills which are not currently in operation. All of these landfills have been closed and capped to environmental regulatory standards.

        Maine Energy Waste-to-Energy Facility.    The Company owns a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Central Maine Power, an electric utility, and guarantees 100% of its electric generating capacity to CL Power Sales One, LLC. Maine Energy is part of the Eastern region. The use of the facility is subject to permit conditions, some of which are opposed by local authorities. See "—Regulation."

Operating Segments

        We manage our solid waste operations on a geographic basis through three regions, which are designated as the Central, Eastern and Western regions and which each comprise a full range of solid waste services serving approximately an aggregate of 257,000 customers, and FCR, which comprises larger-scale non-solid waste recycling and brokerage operations.

        Within each geographic region, the Company organizes its solid waste services around smaller areas that are referred to as "wastesheds". A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities, some of which may be owned and operated by third parties. Typically several divisions operate within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each of these divisions is managed as a separate profit center, but operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.

        Throughout its 23 material recycling facilities, FCR services 21 anchor contracts, which are long-term commitments from a municipality of five years or greater to guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee committed by the municipality. The Company also has service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 23 FCR facilities process recyclables collected from approximately 2.7 million households, representing a population of approximately 8.2 million.

        The following table provides information about each operating region and FCR as of June 28, 2002.

	Central region	Eastern region	Western region	FCR Recycling
Fiscal year 2002 revenues	$95.3 million	$148.7 million	$65.6 million	$93.7 million
Solid waste collection operations	13	10	12	—
Transfer stations	13	9	10	—
Recycling facilities	5	9	2	23
Disposal facilities(1)	Bethlehem, NH Coventry, VT Schuyler Falls, NY	Biddeford, ME Hampden, ME	Angelica, NY Campbell, NY	—

(1)
Each of the disposal facilities in the table is a Subtitle D landfill, with the exception of the disposal facility located in Campbell, New York, which is a landfill permitted to accept only construction and demolition materials and the disposal facility located in Biddeford, Maine, which is a waste-to-energy facility. In addition, the Company has rights to the remaining air space capacity at three construction and demolition landfills located in Brockton and Woburn, Massachusetts and Cheektowaga, New York, totaling approximately 788,000 tons. The rights to use the airspace in Woburn and Cheektowaga expire in fiscal year 2003, and Brockton has an expected remaining life of three years.

        Central Region.    The Central region consists of wastesheds located in Vermont, northwestern New Hampshire and eastern upstate New York. The portion of upstate New York served by the Central Region includes Clinton, Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two permitted Subtitle D landfills in Vermont, and the NCES landfill in Bethlehem, New Hampshire is one of only six permitted Subtitle D landfills in New Hampshire. In the Central Region, there are a total of 13 permitted Subtitle D landfills.

        The Central region has become the Company's most mature operating platform, as it has operated in this region since the Company's inception in 1975. The Company has achieved a high degree of vertical integration of the wastestream in this region, resulting in stable cash flow performance. In the Central region, the Company also has a market leadership position. The primary competition in the Central region comes from Waste Management, Inc. in the larger population centers (primarily southern New Hampshire), and from smaller independent operators in the more rural areas. As the Company's most mature region, future operating efficiencies will be driven primarily by improving core operating efficiencies and providing enhanced customer service.

        Eastern Region.    The Eastern region consists of wastesheds located in Maine, southeastern New Hampshire and eastern Massachusetts. These wastesheds generally have been affected by the regional constraints on disposal capacity imposed by the public policies of New Hampshire, Maine and Massachusetts which have, over the past 10 years, either limited new landfill development or precluded development of additional capacity from existing landfills. The Pine Tree landfill is one of only two permitted Subtitle D commercial landfills in Maine. Consequently, the Eastern Region relies more heavily on non-landfill waste-to-energy disposal capacity than other regions. Maine Energy is one of nine waste-to-energy facilities in the Eastern Region.

        The Company entered the State of Maine in 1996 with the purchase of the assets comprising New England Waste Services of ME., Inc. in Hampden, Maine. The acquisition of KTI in 1999 significantly improved the Company's disposal capacity in this region and provided an alternative internalization option for the Company's solid waste assets in eastern Massachusetts. The major competitor in the State of Maine is Waste Management, Inc., as well as several smaller local competitors.

        The Company entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. under court order following its acquisition of Browning Ferris Industries, Inc., and through the acquisition of smaller independent operators. In this region, the Company generally relies on third party disposal capacity. Consequently, greater opportunity exists to increase internalization rates and operating efficiencies in the Eastern region than in the two other regions, where the Company's competitive position generally is stronger. The Company's primary competitors in eastern Massachusetts are Waste Management, Inc., Allied Waste Industries, Inc., and smaller independent operators.

        Western Region.    The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown and Olean) and northern Pennsylvania (Wellsboro, PA). The Company entered the Western Region with the acquisition of Superior Disposal Services, Inc.'s business in 1997 and have consistently expanded in this region largely through tuck-in acquisitions and internal growth. The collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester, Albany and Buffalo.

        While the Company has achieved strong market positions in this region, focus remains on increasing vertical integration through the acquisition or privatization and operation of additional disposal capacity in the market. As compared to other operating regions, the Western Region, which includes the Hyland landfill, presently contains an excess of disposal capacity as a result of the proliferation during the 1990s of publicly-developed Subtitle D landfills. As a result, the Company believes that opportunities exist to enter into long-term leasing arrangements and other strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, similar to the long-term lease for the Clinton County landfill being operated by the Central Region. The Company expects that successful implementation of this strategy will lead to improved internalization rates.

        Primary competitors in the Western region are Waste Management, Inc., Republic Services Group, Inc. and Allied Waste Industries, Inc. in the larger urban areas and smaller independent operators in the more rural markets.

        FCR Recycling.    FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 23 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long term contracts. Ten of FCR's facilities are leased, eight are owned and five are under operating contracts. In fiscal year 2002, FCR processed and marketed approximately 850,000 tons of recyclable materials. FCR's facilities are principally located in key urban markets, including in Connecticut; North Carolina; New Jersey; Florida; Tennessee; Georgia; Michigan; New York; South Carolina; Virginia; New Hampshire; Massachusetts; Wisconsin; Maine; and Halifax, Canada.

        A significant portion of the material provided to FCR is delivered pursuant to 21 anchor contracts, which are long-term contracts with municipal customers. The anchor contracts generally have a term of five to ten years and expire at various times between 2003 and 2018. The terms of each of the contracts vary, but all the contracts provide that the municipality or a third party delivers materials to a facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, the Company charges the municipality a fee for each ton of material delivered to the Company. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by the Company of the recovered materials.

        FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. The Company uses long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics and aluminum metals. Under such contracts, a guaranteed minimum price is obtained for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. The Company also hedges against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of June 28, 2002, the Company has two commodity hedge contracts outstanding with designated terms effective through April 30, 2005.

        The brokerage business operates out of two offices, one focused on domestic markets and the other on export markets. Both offices are located in New Jersey. The commercial brokerage operation derives all of its revenues from the sale of recyclable materials, predominately old newspaper, old corrugated cardboard, mixed paper and office paper. The brokerage business markets in excess of 850,000 tons per year of various paper fibers both domestically and overseas. The ability to market volumes of this quantity allows the Company to reach more markets and receive favorable industry pricing and to better forecast the direction of commodity pricing. The brokers in the brokerage operation are required to identify both the buyer and the seller of the recyclable materials before committing to broker the transaction, thereby minimizing pricing risk, and are not permitted to enter into speculative trading of commodities.

GreenFiber Cellulose Insulation Joint Venture

        The Company is a 50% partner in US GreenFiber LLC ("GreenFiber"), a joint venture with Louisana-Pacific. GreenFiber, which is one of the largest manufacturers of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of the Company's cellulose operations, which were acquired in the Company's acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has ten manufacturing facilities located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; and Waco, Texas. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 30% of its raw material costs, and is a major purchaser of FCR recycling fiber material produced at various facilities. GreenFiber, which is accounted for under the equity method, had revenues of $99.0 million for the twelve months ended April 30, 2002. For the same period, the Company recognized equity income from GreenFiber of $4.3 million.

Competition

        The solid waste services industry is highly competitive. Competition is for collection and disposal volume primarily on the basis of the quality, breadth and price of services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for services or the loss of business. In addition, competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates.

        Some of the larger urban markets in which the Company competes are served by one or more of the large national solid waste companies that may be able to achieve greater economies of scale, including Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. The Company also competes with a number of regional and local companies that offer competitive prices and quality service. In addition, the Company competes with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages due to the availability of user fees, charges or tax revenues and tax-exempt financing.

        The brokerage business faces extensive competition due, in part, to the low cost of market entry, including from Jordan Trading, International Forest Products Corp., Harmon, CellMark and Fibers International. The Company competes primarily on the basis of reputation, price, timeliness and quality and availability of recycled material.

        The insulation industry is highly competitive and requires substantial capital and labor resources. GreenFiber, a joint venture with Louisiana-Pacific, competes primarily with manufacturers of fiberglass insulation such as Owens Corning, CertainTeed Corporation and Johns Manville. These manufacturers have significant market shares and are substantially better capitalized than GreenFiber.

Marketing and Sales

        The Company has a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. The Company markets its services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. New customers are obtained from referral sources, general reputation and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

        Maintenance of a local presence and identity is an important aspect of the marketing plan, and managers are involved in local governmental, civic and business organizations. The Company's name and logo, or, where appropriate, that of its divisional operations, are displayed on all containers and trucks. Additionally, the Company attends and makes presentations at municipal and state conferences and advertises in governmental associations' membership publications.

        The Company markets its commercial, industrial and municipal services through sales representatives who visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon meeting certain incentive targets. The Company emphasises providing quality services and customer satisfaction and retention, as well as focuses on quality service which will help retain existing and attract additional customers.

Employees

        As of June 28, 2002, the Company employed 2,594 persons, including 552 professionals or managers, sales, clerical, data processing or other administrative employees and 2,042 employees involved in collection, transfer, disposal, recycling or other operations. Certain employees are covered by collective bargaining agreements. The Company believes relations with employees to be satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

        The Company actively maintains environmental and other risk management programs, which are appropriate for its business. The environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. The Company also maintains a worker safety program, which encourages safe practices in the workplace. Operating practices at all of the operations are intended to reduce the possibility of environmental contamination and litigation.

        A range of insurance is carried which is intended to protect the assets and operations of the Company, including a commercial general liability policy and a property damage policy. A partially or completely uninsured claim (including liabilities associated with cleanup or remediation at the Company's facilities), if successful and of sufficient magnitude, could have a material adverse effect on the business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair the ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage.

        Effective July 1, 1999, the Company established a captive insurance company, Casella Insurance Company, through which the Company is self-insured for worker's compensation and, effective May 1, 2000, automobile coverage. The maximum exposure under the worker's compensation plan is $500,000 per individual event with a $1,000,000 aggregate limit, after which reinsurance takes effect. Maximum exposure under the automobile plan is $500,000 per individual event with a $3,000,000 aggregate limit, after which reinsurance takes effect.

        Municipal solid waste collection contracts and landfill closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining these financial instruments and if it were unable to obtain these financial instruments in sufficient amounts or at acceptable rates the Company could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Customers

        The Company provides its collection services to commercial, industrial and residential customers. A majority of the commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. Residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or through contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

        Maine Energy is contractually required to sell all of the electricity generated at its facilities to Central Maine Power, an electric utility, pursuant to a contract that expires in 2012, and guarantee 100% of its electric generating capacity to CL Power Sales One, LLC, pursuant to a contract that expires in 2007.

        FCR provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities. The Company also acts as a broker of recyclable materials, principally to paper and box board manufacturers in the United States, Canada, the Pacific Rim, Europe, South America and Asia.

        GreenFiber sells to contractors, manufactured home builders and retailers, including Home Depot, Inc.

Raw Materials

        Maine Energy received approximately 27% of its solid waste in fiscal year 2002 from 19 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from the Company's collection operations.

        FCR received approximately 62% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by the Company. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

        The primary raw material for the insulation joint venture is newspaper. GreenFiber received approximately 23% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

Seasonality

        Transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

  •
  the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the eastern United States; and
  •
  decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume in the winter ski industry.

        Since certain operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

        The recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

Regulation

  Introduction

        The Company is subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting the Company are administered by the United States Environmental Protection Agency ("EPA") and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described below, the Company believes that it is currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. The Company does not currently anticipate any material environmental costs to bring operations into compliance, although there can be no assurance in this regard in the future. The Company expects that its operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. The Company attempts to anticipate future legal and regulatory requirements and to carry out plans intended to keep its operations in compliance with those requirements.

        In order to transport, process, incinerate, or dispose of solid waste, it is necessary to possess and comply with one or more permits from federal, state and/or local agencies. The Company must review these permits periodically, and the permits may be modified or revoked by the issuing agency.

        The principal federal, state and local statutes and regulations applicable to various Company operations are as follows:

  The Resource Conservation and Recovery Act of 1976, as amended ("RCRA")

        RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they (1) either (a) are specifically included on a list of hazardous wastes, or (b) exhibit certain characteristics defined as hazardous, and (2) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to more extensive regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

        Among the wastes that are specifically designated as non-hazardous are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

        The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. Subtitle C regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where those businesses treat, store or dispose of such material. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA, and in many instances the EPA has delegated to those states the principal role in regulating industries which are subject to those requirements. Some state regulations impose different, additional obligations.

        The Company currently does not accept for transportation or disposal hazardous substances (as defined in CERCLA, discussed below) in concentrations or volumes that would classify those materials as hazardous wastes. However, the Company has transported hazardous substances in the past and very likely will transport and dispose of hazardous substances in the future, to the extent that materials defined as hazardous substances under CERCLA are present in consumer goods and in the non-hazardous waste streams of customers.

        The Company does not accept hazardous wastes for incineration at its waste-to-energy facilities. The Company typically tests ash produced at its waste-to-energy facilities on a regular basis; that ash generally does not contain hazardous substances in sufficient concentrations or volumes to result in the ash being classified as hazardous waste. However, it is possible that future waste streams accepted for incineration could contain elevated volumes or concentrations of hazardous substances or that legal requirements will change, and that the resulting incineration ash would be classified as hazardous waste.

        Leachate generated at the landfills and transfer stations is tested on a regular basis, and generally is not regulated as a hazardous waste under federal or state law. In the past, however, leachate generated from certain of the Company's landfills has been classified as hazardous waste under state law, and there is no guarantee that leachate generated from these facilities in the future will not be classified under federal or state law as hazardous waste.

        In October 1991, the EPA adopted the Subtitle D regulations under RCRA governing solid waste landfills. The Subtitle D regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Regulations generally require us to install groundwater monitoring wells at virtually all landfills operated by the Company, to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection systems. The Subtitle D regulations also require facility owners or operators to control emissions of methane gas generated at landfills exceeding certain regulatory thresholds. State landfill regulations must meet these requirements or the EPA will impose such requirements upon landfill owners and operators in that state. Each state also must adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D regulatory criteria. Various states in which the Company operates or in which it may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D regulations.

  The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act")

        The Clean Water Act regulates the discharge of pollutants into the "waters of the United States" from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, "solid waste management facilities"). If run-off or collected leachate from the Company's solid waste management facilities, or process or cooling waters generated at its waste-to-energy facilities, is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off, leachate, or process or cooling water is discharged to a treatment facility that is owned by a local municipality. Numerous states have enacted regulations, which are equivalent to those issued under the Clean Water Act, but which also regulate the discharge of pollutants to groundwater. Finally, virtually all solid waste management facilities must comply with the EPA's storm water regulations, which are designed to prevent contaminated storm water from flowing into surface waters.

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA")

        CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for investigation and cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be based on the existence of any of more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, under certain circumstances, or any other responsible party, responsible for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse for their allocable share of such costs would be limited by its ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

  The Clean Air Act of 1970, as amended ("Clean Air Act")

        The Clean Air Act, generally through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based upon the date the landfill was constructed and the annual volume of emissions. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas where levels of regulated pollutants exceed certain thresholds may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials under the Clean Air Act.

        The Clean Air Act regulates emissions of air pollutants from the Company's waste-to-energy facilities and certain of its processing facilities. The EPA has enacted standards that apply to those emissions. It is possible that the EPA, or a state where the Company operates, will enact additional or different emission standards in the future.

        All of the federal statutes described above authorize lawsuits by private citizens to enforce certain provisions of the statutes. In addition to a penalty award to the United States, some of those statutes authorize an award of attorney's fees to private parties successfully advancing such an action.

  The Occupational Safety and Health Act of 1970, as amended ("OSHA")

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

  State and Local Regulations

        Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments. Furthermore, many municipalities also have ordinances, laws and regulations affecting the Company's operations. These include zoning and health measures that limit solid waste management activities to specified sites or conduct, flow control provisions that direct the delivery of solid wastes to specific facilities or to facilities in specific areas, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

        Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if this or similar legislation is enacted, states in which the Company operates landfills could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any of the Company's landfills within those states that receive a significant portion of waste originating from out-of-state.

        Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular facility. However, it is uncertain how that precedent will be applied in different circumstances. For example, in 2002, the U.S. Supreme Court decided not to hear an appeal of a federal Appeals Court decision that held that the flow control ordinances directing waste to a publicly owned facility are not per se unconstitutional and should be analyzed under a standard that is less stringent than if waste had been directed to a private facility. The less stringent standard has not yet been applied to the facts of that case, which involves flow control regulations in Oneida and Herkimer Counties in New York, and the outcome is uncertain. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, may elect not to challenge such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect the Company's ability to operate its facilities and/or affect the prices charged for certain services. Those restrictions also may result in higher disposal costs for the Company's collection operations. In sum, flow control restrictions could have a material adverse effect on its business, financial condition and results of operations.

        There has been an increasing trend at the federal, state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes and leaves, beverage containers, newspapers, household appliances and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its landfill facilities.

        The Company's waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility's full "avoided cost".

        The waste-to-energy business is dependent upon the Company's ability to sell the electricity generated by its facility to an electric utility or a third party such as an energy marketer. Maine Energy currently sells electricity to an electric utility under a long-term power purchase agreement. When that agreement expires, or if the electric utility were to default under the agreement, there is no guarantee that any new agreement would contain a purchase price as favorable as the one in the current agreement.

        The Company has obtained approval from the Maine Department of Environmental Protection ("DEP") for an odor control system at its waste-to-energy facility in Biddeford, Maine. For optimum odor control, that system involves, among other items, an increase in the height of its scrubber stacks and a change in its odor control chemicals. At the municipal level, the Biddeford Planning Board has denied the Company's request to increase scrubber stack heights and to use alternative chemicals as part of the control system and the Company intends to appeal this decision to Superior Court and to pursue other available remedies. The Company believes the city's actions are preempted by state law. However, there can be no assurance that the Company will prevail. If the Company is not able to increase its stack heights and use alternative chemicals, there is no assurance that its state-approved odor control system will operate optimally to control odors, or if it does not, that its operations would not be significantly curtailed, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        In 2002, the Company received approval from the Maine Department of Environmental Protection to allow the Pine Tree landfill in Hampden, Maine to accept municipal solid waste that is by-pass waste from the Maine Energy and PERC waste-to-energy facilities, as well as municipal solid waste that is in excess of the processing capacities of other waste-to-energy facilities within the State of Maine. The Municipal Review Committee ("MRC") appealed that approval to the Maine Bureau of Environmental Protection ("BEP"). MRC is a nonprofit corporation formed to review the administration of contracts for Maine municipalities, including 136 municipalities that have long-term waste disposal contracts with PERC. MRC alleges, among other things, that Pine Tree Landfill's acceptance of municipal solid waste will cause substantial financial hardship to PERC and the municipalities that rely on PERC for municipal solid waste disposal by diverting commercial municipal solid waste away from PERC. A hearing before the BEP is scheduled for September 2002. The Company believes that MRC's claims are without merit, although there can be no assurance that the Company will prevail. If the Company does not prevail, however, the Company does not believe that there will be a material adverse effect on its business, financial condition and results of operations.

        The Company owns a membership interest in New Heights Investor Co., LLC, through which it owns a 50% interest in the power plant assets owned by New Heights Recovery & Power LLC. The power plant is a waste-to-energy facility using tires as fuel, in Ford Heights, Illinois. In August 2000, the Illinois Environmental Protection Agency ("IEPA") issued a violation notice to the facility asserting non-compliance with its construction permit related to air emissions. The facility has undertaken certain corrective measures and is working with IEPA to negotiate a new permit. While non-compliance with permitting requirements is subject to civil penalties, the Company does not expect them to be assessed. However, there can be no assurance that, if civil penalties were assessed, they would not have a material adverse effect on the Company's financial position or results of operations.

Executive Officers and Other Key Employees of the Company

        The Company's executive officers and other key employees and their respective ages as of June 28, 2002 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	51	Chairman, Chief Executive Officer and Secretary
James W. Bohlig	56	President and Chief Operating Officer, Director
Richard A. Norris	58	Senior Vice President, Chief Financial Officer and Treasurer
Charles E. Leonard	48	Senior Vice President, Solid Waste Operations
Other Key Employees
Michael J. Brennan	44	Vice President and General Counsel
Timothy A. Cretney	38	Regional Vice President
Christopher M. DesRoches	44	Vice President, Sales and Marketing
Sean P. Duffy	42	Regional Vice President
Joseph S. Fusco	38	Vice President, Communications
James M. Hiltner	38	Regional Vice President
Larry B. Lackey	41	Vice President, Permits, Compliance and Engineering
Alan N. Sabino	42	Regional Vice President
Gary R. Simmons	52	Vice President, Fleet Management

        John W. Casella has served as Chairman of the Board of Directors since July 2001 and as the Chief Executive Officer since 1993. Mr. Casella served as President from 1993 to July 2001 and as Chairman of the Board of Directors from 1993 to December 1999. In addition, Mr. Casella has been Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions including the Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College. Mr. Casella is the brother of Douglas R. Casella, a member of its Board of Directors.

        James W. Bohlig has served as President since July 2001 and as Chief Operating Officer since 1993. Mr. Bohlig also served as Senior Vice President from 1993 to July 2001. Mr. Bohlig has served as a member of the Board of Directors since 1993. From 1989 until he joined us, Mr. Bohlig was Executive Vice President and Chief Operating Officer of Russell Corporation, a general contractor and developer based in Rutland, Vermont. Mr. Bohlig is a licensed professional engineer. Mr. Bohlig holds a Bachelor of Science in Engineering and Chemistry from the U.S. Naval Academy, and is a graduate of the Columbia University Management Program in Business Administration.

        Richard A. Norris has served as the Senior Vice President, Chief Financial Officer and Treasurer since July 2001. He joined the Company in July 2000 as Vice President and Corporate Controller. From 1997 to July 2000, Mr. Norris served as Vice President and Chief Financial Officer for NexCycle, Inc., a processor of secondary materials. From 1986 to 1997, he served as Vice President of Finance, US Operations for Laidlaw Waste Systems, Inc.

        Charles E. Leonard has served as Senior Vice President, Solid Waste Operations since July 2001. From December 1999 until he joined the Company, he acted as a consultant to several corporations, including Allied Waste Industries, Inc. From November 1997 to December 1999, he was Regional Vice President for Service Corporation International, a provider of death-care services. From September 1988 to January 1997, he served as Senior Vice President, US Operations for Laidlaw Waste Systems, Inc. From June 1978 to July 1988, Mr. Leonard was employed by Browning-Ferris Industries in various management positions. Mr. Leonard is a graduate of Memphis State University with a Bachelor of Arts in Marketing.

        Michael J. Brennan has served as Vice President and General Counsel since July 2000. From January 1996 to July 2000, he served in various capacities at Waste Management, Inc., including most recently as Associate General Counsel.

        Timothy A. Cretney has served as Regional Vice President since May 2002. From January 1997 to May 2002 he served as Regional Controller for the Western region. From August 1995 to January 1997, Mr. Cretney was Treasurer and Vice President of Superior Disposal Services, Inc., a waste services company acquired in January 1997. From 1992 to 1995, he was General Manager of the Binghamton, New York office of Laidlaw Waste Systems, Inc. and from 1989 to 1992 he was Central New York Controller of Laidlaw Waste Systems. Mr. Cretney holds a B.A. in Accounting from State University of New York College at Brockport.

        Christopher M. DesRoches has served as Vice President, Sales and Marketing since November 1996. From January 1989 to November 1996, he was a regional vice president of sales for Waste Management, Inc. Mr. DesRoches is a graduate of Arizona State University.

        Sean P. Duffy has served as Regional Vice President since December 1999. Since December 1999, Mr. Duffy has also served as President of FCR, Inc. ("FCR"), which he co-founded in 1983 and which became a wholly-owned subsidiary of the Company in December 1999. From May 1983 to December 1999, Mr. Duffy served in various capacities at FCR, including, most recently, as President. From May 1998 to May 2001, Mr. Duffy also served as President of FCR Plastics, Inc., a subsidiary of FCR.

        Joseph S. Fusco has served as Vice President, Communications since January 1995. From January 1991 through January 1995, Mr. Fusco was self-employed as a corporate and political communications consultant. Mr. Fusco is a graduate of the State University of New York at Albany.

        James M. Hiltner has served as Regional Vice President since March 1998. From 1990 to March 1998, Mr. Hiltner held various positions at Waste Management, Inc. including serving as a region president from June 1995 to February 1998, where his responsibilities included overseeing waste management operations in upstate New York and northwestern Pennsylvania, a division president from April 1992 to June 1995 and a general manager from November 1990 to April 1992.

        Larry B. Lackey has served as Vice President, Permits, Compliance and Engineering since 1995. From 1993 to 1995, Mr. Lackey served as Manager of Permits, Compliance and Engineering. From 1984 to 1993, Mr. Lackey was an Associate Engineer for Dufresne-Henry, Inc., an engineering consulting firm. Mr. Lackey is a graduate of Vermont Technical College.

        Alan N. Sabino has served as Regional Vice President since July 1996. From 1995 to July 1996, Mr. Sabino served as a Division President for Waste Management, Inc. From 1985 to 1994, he served as Region Operations Manager for Chambers Development Company, Inc., a waste management company. Mr. Sabino is a graduate of Pennsylvania State University.

        Gary R. Simmons has served as Vice President, Fleet Management since May 1997. From December 1996 to May 1997 Mr. Simmons was the owner of GRS Consulting, a waste industry consulting firm. From 1995 to December 1996, Mr. Simmons served as National and Regional Fleet Service Manager for USA Waste Services, Inc., a waste management company. From 1977 to 1995, Mr. Simmons served in various fleet maintenance and management positions for Chambers Development Company, Inc.

ITEM 2. PROPERTIES

        At June 28, 2002, the Company owned and/or operated five subtitle D landfills, one landfill permitted to accept construction and demolition materials, 32 transfer stations, 20 of which are owned, eight of which are leased and four of which are under operating contract, 35 solid waste collection facilities, 21 of which are owned and 14 of which are leased, 39 recyclable processing facilities, 17 of which are owned, 16 of which are leased and six of which are under operating contracts, one waste-to-energy facility, and utilized 11 corporate office and other administrative facilities, three of which are owned and eight of which are leased.

ITEM 3. LEGAL PROCEEDINGS

        The Company's wholly owned subsidiary, NCES, was a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES's 87—acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the Supreme Court denied the Town's appeal. Notwithstanding the Supreme Court's ruling, the Town has continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage II, Phase II. Additionally, the Town has asserted such jurisdiction with respect to Stage III and has further stated that the Town's height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company's petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000 following approval by the New Hampshire Department of Environmental Services ("DHES"), as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion for which the Company has filed an application with DHES. Trial is currently scheduled to commence in December 2002. The Company believes that the State Supreme Court's denial of the town's appeal last year and DHES' approval of the Company's landfill operations provide adequate authority for the Company to operate. However, there can be no guarantee the Company will prevail, or will be able to continue, or to expand, current operations in accordance with the Company's plans, which could have a material adverse effect on the Company's financial position or results of operations.

        On May 11, 2000, the Company was granted a permit modification by the New Hampshire Department of Environmental Services to increase the volume of solid waste processed and stored at the Company's Gobin Disposal Systems transfer station in Newport, New Hampshire. On or about June 12, 2000, a local environmental activist appealed the permit modification to the New Hampshire

Waste Management Council. The appeal claims that the modification will lead to adverse environmental impacts through higher waste flows and increased levels of incineration at a nearby waste-to-energy facility, that the Company has been the subject of "complaints" arising from its New England and New York operations, and that the Company has failed to demonstrate that the modification is consistent with the waste management plan of the local waste management district. On August 23, 2001 the New Hampshire Waste Management Council voted to dismiss the appeal due to the appellant's lack of standing. The Council issued its order dismissing the appeal on September 27, 2001. On October 18, 2001, the appellant filed a motion for reconsideration and the Company filed an objection on October 24, 2001. On March 21, 2002, the Council voted unanimously to deny the motion.

        On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett, who were KTI's principal officers. The complaint purported to be on behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek undisclosed damages. On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999. The Company filed a motion to dismiss. On October 1, 2001, the court partially granted the motion, dismissing the Company, but not KTI, Pirasteh, Sergi or Garrett as defendants. The Company is defending the claims against the remaining defendants.

        During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and the State has scheduled a hearing for August 15, 2002 on the liability issue, the result of which will determine if a hearing on damages is warranted. The Company continues to explore settlement possibilities with the State. The Company believes it has meritorious defenses to these claims.

        On or about July 2, 2001, the Company was served with a complaint filed in New York State Supreme Court, Erie County, as one of over twenty defendants named in a toxic tort lawsuit filed by residents surrounding three sites in Cheektowaga, New York known as the Buffalo Crushed Stone limestone quarry, the Old Land Reclamation inactive landfill and the Schultz landfill. The Company is alleged to have liability as a result of its airspace agreement at the Schultz landfill, which is a permitted construction and demolition landfill. Plaintiffs claim property damages and some personal injuries based on alleged nuisance conditions arising out of these facilities and seek compensatory damages in excess of $3 million, punitive damages of $10 million and injunctive relief. The Company believes it has meritorious defenses to these claims.

        On or about November 7, 2001, the Company's subsidiary, New England Waste Services of ME., Inc., was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection ("MADEP"), Quarry Hill Associates, Inc. and New England Waste Services of ME., Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the "Project"), including removal of the material, or placement of an additional "clean" cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, the

Company has cross-claimed against other named defendants seeking indemnification and contribution. The Company believes it has meritorious defenses to these claims.

        On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company's subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with the Company's merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, The City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy, Fleet National Bank, KeyBank National Association and Bank of America. The complaint seeks the residual cancellation payment, alleging that such payment is due as a result of (1) the Company's merger with KTI and (2) transfers of funds by KTI, the Company and the banks that allegedly should have been used to pay off certain limited partner loans. The complaint also seeks damages for breach of contract, tortious interference with contract, breach of fiduciary duties, and fraudulent transfers and seeks treble damages, punitive damages and a constructive trust upon the Company's assets with the appointment of a trustee to operate the Company's business. The claims against the banks allege tortious interference with the 1991 waste handling agreement and fraudulent transfers. The City of Saco in its Notice of Claim asserts it is entitled to a residual cancellation payment of approximately $33 million as well as treble damages of approximately $100 million. On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) the Company's merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available. The Company believes it has meritorious defenses to these claims.

        The Company executed an assurance of discontinuance with the Vermont Attorney General's Office, effective June 10, 2002, relating to the terms of the Company's commercial small container hauling contracts entered into with customers in Vermont, which requires the Company to make modifications to its commercial small container hauling contracts used within the State of Vermont. The required modifications will not have a material adverse effect on the Company's business, financial condition or results of operations. Additionally, following the finalization of the assurance of discontinuance, the Company received a letter from an attorney representing a competitor in Vermont who is threatening to file a lawsuit against the Company alleging that the competitor was damaged as a result of the Company's use of the earlier versions of the contracts. The Company believes that it has meritorious defenses to any such claims that may be brought.

        On June 10, 2002, the Company was served with a complaint filed in the United States District Court, District of Vermont, by Cheryl Coletti alleging breach by the Company of the Noncompete Agreement, dated as of September 24, 2000, by and between Ms. Coletti and the Company. The agreement provided, among other things, for certain payments to Ms. Coletti in exchange for her agreement not to compete with the Company and for certain business development efforts provided by Ms. Coletti on the Company's behalf, if any. Ms. Coletti is demanding $329,400 as compensation for alleged business development efforts, as well as attorneys fees and punitive damages. The Company believes it has meritorious defenses to these claims.

        The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Class A common stock trades on the Nasdaq National Market under the symbol "CWST". The following table sets forth the high and low sale prices of the Company's Class A common stock for the periods indicated as quoted on the Nasdaq National Market.

Period	High	Low
Fiscal Year 2001
First quarter	$13.6875	$7.4375
Second quarter	$12.50	$7.9375
Third quarter	$9.35	$3.25
Fourth quarter	$9.50	$5.625
Fiscal Year 2002
First quarter	$14.20	$9.00
Second quarter	$13.675	$9.50
Third quarter	$14.89	$11.45
Fourth quarter	$13.35	$9.55

        On June 28, 2002, the high and low sale prices per share of the Company's Class A common stock as quoted on the Nasdaq National Market were $12.25 and $11.30, respectively. As of June 28, 2002 there were approximately 437 holders of record of the Company's Class A common stock and two holders of record of the Company's Class B common stock.

        For purposes of calculating the aggregate market value of the shares of common stock of the Company held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, it has been assumed that all the outstanding shares of Class A common stock were held by nonaffiliates except for the shares beneficially held by directors and executive officers of the Company and funds represented by them.

        No dividends have ever been declared or paid on the Company's common stock and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company's credit facility restricts the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial and operating data set forth below with respect to the Company's consolidated statements of operations and cash flows for the fiscal years 2000, 2001 and 2002, and the consolidated balance sheets as of April 30, 2001 and 2002 are derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended 1998 and 1999, and the consolidated balance sheet data as of April 30, 1998, 1999 and 2000 are derived from the Company's Consolidated Financial Statements. During the fiscal year 2001, the Company decided to divest or close certain operations, and accounted for those operations as discontinued. Accordingly, the Company's financial and operating data for prior periods presented have been restated. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Casella Waste Systems, Inc.
Selected Consolidated Financial And Operating Data
(In thousands, except per share data)

	Fiscal Year
	1998 (1)	1999 (1)	2000 (1)	2001	2002
Statement of Operations Data:
Revenues	$140,991	$179,264	$315,013	$479,816	$420,821
Cost of operations	87,567	106,893	195,495	323,703	275,706
General and administration	19,155	26,210	40,003	62,612	53,105
Depreciation and amortization	19,921	25,334	38,343	52,883	50,696
Impairment charge	1,571	—	—	59,619	—
Restructuring charge	—	—	—	4,151	(438)
Legal settlements	—	—	—	4,209	—
Other miscellaneous charges	—	—	—	1,604	—
Merger-related costs	290	1,951	1,490	—	—

Operating income (loss)	12,487	18,876	39,682	(28,965)	41,752
Interest expense, net	7,346	5,564	15,673	38,647	30,571
Other (income) expense, net	(549)	(353)	2,204	27,360	(6,533)

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	5,690	13,665	21,805	(94,972)	17,714
(Provision) benefit for income taxes	(3,048)	(7,315)	(10,615)	12,731	(5,887)
(Loss) income from discontinued operations, net	(808)	265	1,884	(15,448)	—
Estimated loss on disposal of discontinued operations, net	—	—	(1,393)	(3,846)	(4,096)
Extraordinary item, net	—	—	(631)	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—	(250)

Net income (loss)	1,834	6,615	11,050	(101,535)	7,481
Preferred stock dividend and put warrants	(5,738)	—	—	(1,970)	(3,010)

Net income (loss) available to common stockholders	$(3,904)	$6,615	$11,050	$(103,505)	$4,471

Basic net income (loss) per common share	$(0.41)	$0.44	$0.59	$(4.46)	$0.19

Basic weighted average common shares outstanding (2)	9,547	15,145	18,731	23,189	23,496

Diluted net income (loss) per common share	$(0.41)	$0.41	$0.57	$(4.46)	$0.19

Diluted weighted average common shares outstanding (2)	9,547	16,019	19,272	23,189	24,169

Casella Waste Systems, Inc.
Selected Consolidated Financial And Operating Data
(In thousands)

	Fiscal Year
	1998 (1)	1999 (1)	2000 (1)	2001	2002
Other Operating Data:
Capital expenditures	$(29,671)	$(54,118)	$(68,575)	$(61,518)	$(37,674)

Other Data:
Cash flows provided by operating activities	$19,726	$37,462	$48,398	$63,767	$68,530

Cash flows used in investing activities	$(59,939)	$(95,690)	$(155,088)	$(55,565)	$(9,533)

Cash flows (used in) provided by financing activities	$40,564	$59,154	$116,423	$18,765	$(70,065)

Adjusted EBITDA (3)	$34,269	$46,161	$79,013	$92,475	$92,164

Balance Sheet Data:
Cash and cash equivalents	$3,087	$4,195	$7,788	$22,001	$4,298

Working capital (deficit) net (4)	$685	$(1,515)	$106,580	$33,056	$(281)

Property, plant and equipment, net	$88,518	$128,374	$369,261	$290,537	$287,115

Total assets	$205,251	$282,228	$860,470	$686,293	$621,041

Long-term debt, less current maturities	$82,493	$86,523	$437,853	$350,511	$277,545

Redeemable preferred stock	$—	$—	$—	$57,720	$60,730

Total stockholders' equity	$85,004	$148,554	$274,718	$172,951	$176,796

(1)
The Company has restated its consolidated statements of operations, consolidated statements of cash flows and consolidated balance sheets to reflect discontinuing certain operations during the fiscal years 2000, 1999 and 1998. See Note 14 of the Notes to Consolidated Financial Statements.

(2)
Computed on the basis described in Note 1 (n) of Notes to Consolidated Financial Statements.

(3)
Adjusted EBITDA is defined as operating income (loss) plus depreciation and amortization, impairment charges, restructuring charges, legal settlements, other miscellaneous charges, and merger-related costs less minority interest. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities, each as determined in accordance with generally accepted accounting principles, known as GAAP. Moreover, Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. Because Adjusted EBITDA is not calculated by all companies in the same fashion, the Adjusted EBITDA measures presented by the Company may not be comparable to similarly titled measures reported by other companies. Therefore, in evaluating Adjusted EBITDA data, investors should consider, among other factors: the non-GAAP nature of Adjusted EBITDA data; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's Adjusted EBITDA data to similarly titled measures reported by other companies. For more information about the Company's cash flows, see the consolidated statements of cash flows in the Company's Consolidated Financial Statements.

(4)
Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this Annual Report on Form 10-K. The Company's actual results may differ materially from those contained in any forward-looking statements.

        Casella is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern region of the United States. As of June 28, 2002, the Company owned and/or operated five Subtitle D landfills, one landfill permitted to accept construction and demolition materials, 35 solid waste collection operations, 32 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

        From May 1, 1994 through December 1999, the Company acquired 161 solid waste collection, transfer and disposal operations. In December 1999, the Company acquired KTI. KTI assets which were considered core to the Company's operations included interests in waste-to-energy facilities in Maine, significant residential and commercial recycling operations, transfer and collection operations which were "tuck-ins" to existing operations and cellulose insulation manufacturing operations. In addition, KTI's assets included a number of businesses that were not core to the Company's operating strategy. Following the acquisition of KTI, the Company focused on the integration of KTI and the divestiture of non-core KTI assets, which has now been completed. As part of the divestiture program, in the fourth quarter of fiscal year 2001, the Company incurred non-recurring charges of $111.7 million, of which $90.6 million was non-cash. The divestiture program resulted in aggregate consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce indebtedness. The divestitures reduced revenues in fiscal year 2002 by $54.9 million from fiscal year 2001.

        Since December 1999, the Company has made 24 acquisitions. Eight of the acquisitions during the three years ended April 30, 2000 were accounted for as poolings of interests. Under the rules governing poolings of interests, the financial statements were restated for all years prior to the acquisitions to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all prior periods presented in the accompanying financial statements. All of the Company's other acquisitions, including KTI, were accounted for under the purchase method of accounting. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of the Company's from the actual dates of the acquisitions and materially affect the period-to-period comparisons of its historical results of operations. As pooling accounting has been eliminated, all future acquisitions will be accounted for under the purchase method.

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. The Company's significant accounting policies are more fully discussed in the Notes to the Consolidated Financial Statements.

Landfill Accounting—Capitalized Costs and Amortization

        The Company uses life-cycle accounting and the units-of-production method to recognize certain landfill costs. Under life-cycle accounting, all costs related to the acquisition, construction, closure and post-closure of landfill sites are capitalized or accrued and charged to income based on tonnage placed into each site. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects while the assets are undergoing activities to ready them for their intended use. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the cost of these investments are realizable. The Company's judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and the operational performance of landfills. Future events could cause the Company to conclude that impairment indicators exist and that landfill carrying costs are impaired. Any resulting impairment charge could have a material adverse effect on the Company's financial condition and results of operations.

        Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized on the units-of-production method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and permittable capacity. To be considered permittable, airspace must meet all of the following criteria:

  •
  the Company controls the land on which the expansion is sought;

  •
  all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained;

  •
  the Company has not identified any legal or political impediments which it believes will not be resolved in its favor;

  •
  the Company is actively working on obtaining any necessary permits and it expects that all required permits will be received within the next two to five years; and

  •
  senior management has approved the project.

        Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually. Significant changes in estimates could materially increase landfill depletion rates, which could have a material adverse effect on the Company's financial condition and results of operations.

Landfill Accounting—Accrued Closure and Post-Closure Costs

        Accrued closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. The Company estimates, based on input from engineers, accounting personnel and consultants, future cost requirements for closure and post-closure monitoring and maintenance based on interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes.

        The Company provides accruals for these estimated future costs on an undiscounted basis as the remaining permitted airspace of such facilities is consumed. Significant reductions in estimates of the remaining lives of landfills or significant increases in estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on the Company's financial condition and results of operations.

Asset Impairment

        In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets including goodwill and other intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. An impairment loss is then recorded equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of other long-lived assets.

Bad Debt Allowance

        Estimates are used in determining allowance for bad debts and are based on historical collection experience, current trends, credit policy and a review of accounts receivable by aging category. The reserve is evaluated and revised on a monthly basis.

Self-Insurance Liabilities and Related Costs

        The Company is self insured for vehicles and workers compensation. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by a third party actuary and reflected in the consolidated balance sheet as an accrued liability. The Company uses a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated in part by past claims experience, which considers both the frequency and settlement amount of claims.

Discontinued Operations

        In April 2001, the Company adopted a formal plan to dispose of its tire processing, commercial recycling and mulch recycling businesses. The Company has accounted for these planned dispositions in accordance with APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and accordingly, the discontinued businesses are carried at estimated net realizable value less costs to be incurred through the date of disposition. Net assets of discontinued operations are stated at their expected net realizable values and have been separately classified in the accompanying consolidated balance sheets.

Income Tax Accruals

        The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. Management judgment is required in determining the provision for income taxes and liabilities and any valuation allowance recorded against net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets.

Forward Looking Statements

        This Annual Report on Form 10-K and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, and the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement, certain of which are beyond the Company's control. These factors include, without limitation, those outlined below in the section entitled "Certain Factors That May Affect Future Results". The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's results of operations.

General

Revenues

        The Company's revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations. The majority of the Company's disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. FCR revenues include revenues from commercial brokerage operations.

        Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, since that date has recognized half of the joint venture's net income/(loss) on the equity method in its results of operations. In the "Other" segment, the Company has ancillary revenues including residue recycling and major customer accounts.

        Revenues are shown net of intercompany eliminations. The Company typically establishes intercompany transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentage of total revenues attributable to services provided. Collection revenues increased as a percentage of total revenues in fiscal year 2002 compared to fiscal year 2001 due to the effects of price and volume increases. The decrease in collection revenues as a percentage of total revenues in fiscal year 2001 compared to fiscal year 2000 is primarily attributable to the effects of the KTI acquisition, as fiscal year 2000 includes only a partial year of KTI collection revenues.

Significant recycling and brokerage revenues were added through that acquisition. The decrease in fiscal year 2002 landfill/disposal facilities revenues compared to fiscal year 2001 is mainly attributable to the disposition of the majority interest in PERC, which occurred late in fiscal year 2001. Transfer revenues as a percentage of total revenues has continued to increase between years due to an increase in transfer volumes. The increase in recycling revenues as a percentage of total revenues in fiscal year 2002 compared to the prior year is due to higher volumes partially offset by lower average prices. The increase in recycling revenues in fiscal year 2001 compared to fiscal year 2000 is due to recycling revenues added through the KTI acquisition. The decrease in brokerage revenues as a percentage of revenues in fiscal year 2002 compared to the prior year is primarily attributable to the overall effects of commodity prices. The increase in brokerage revenues as a percent of total revenues in fiscal year 2001 compared to fiscal year 2000 is due to the brokerage revenues added through the KTI acquisition. The decrease in other revenues as a percentage of revenues during fiscal year 2002 is primarily attributable to divestitures made during the period.

	% of Revenues(1) Fiscal Year
	2000	2001	2002
Collection	55.8%	42.8%	46.9%
Landfill/disposal facilities	14.1	16.3	13.7
Transfer	5.2	7.7	10.7
Recycling	7.6	11.9	15.9
Brokerage	10.2	14.7	11.7
Other	7.1	6.6	1.1

Total revenues	100.0%	100.0%	100.0%

(1)
We restated percentages of total revenues for fiscal year 2001 and fiscal year 2000 to conform with classification of revenues attributable to services provided in fiscal year 2002.

Operating Expenses

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

        General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

        Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of goodwill and other intangible assets using the straight-line method. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a zero net book value, and does not apply a salvage value to any fixed assets.

        The Company capitalizes certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering costs. The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future. The Company has provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of its landfills (generally for a term of 30 years after final closure) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds. The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

Results of Operations

        The following table sets forth for the periods indicated the percentage relationship that certain items from the Company's Consolidated Statements of Operations bear in relation to revenues.

	Fiscal Year % of Revenues
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of operations	62.1	67.5	65.5
General and administration	12.7	13.0	12.6
Depreciation and amortization	12.2	11.0	12.1
Impairment charge	—	12.4	—
Restructuring charge	—	0.9	(0.1)
Legal settlements	—	0.9	—
Other miscellaneous charges	—	0.3	—
Merger-related costs	0.5	—	—

Operating income (loss)	12.5	(6.0)	9.9
Interest expense, net	5.0	8.1	7.3
(Income) loss from equity method investments, net	0.3	5.5	(0.5)
Other (income)/expenses, net	0.4	0.2	(1.1)
(Provision) benefit for income taxes	(3.4)	2.7	(1.4)

Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	3.4%	(17.1)%	2.8%

Adjusted EBITDA (1)	25.1%	19.3%	21.9%

(1)
See discussion and computation of Adjusted EBITDA below.

Fiscal Year 2002 versus Fiscal Year 2001

        Revenues.    Revenues decreased $59.0 million, or 12.3%, to $420.8 million in fiscal year 2002 from $479.8 million in fiscal year 2001. Divested businesses accounted for approximately $54.9 million of the decrease, while lower average brokerage commodity prices and volumes represented $32.5 million of the decrease. These decreases were partially offset by price and volume increases in the core solid waste business amounting to $24.9 million and the positive rollover effect of acquisitions amounting to approximately $3.5 million.

        Cost of operations.    Cost of operations decreased $48.0 million, or 14.8%, to $275.7 million in fiscal year 2002 from $323.7 million in fiscal year 2001. This decrease arose mainly from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 65.5% in fiscal year 2002 from 67.5% in the prior fiscal year. The decrease in cost of operations as a percentage of revenues was primarily the result of a decreased contribution from commercial brokerage operations, which carry a high cost of operations as a percentage of revenues of approximately 90%.

        General and administration.    General and administration expenses decreased $9.5 million, or 15.2%, to $53.1 million in fiscal year 2002 from $62.6 million in fiscal year 2001. General and administration expenses decreased slightly as a percentage of revenues to 12.6% in fiscal year 2002 from 13.0% in the prior fiscal year. The decrease in general and administration expenses was primarily the result of divestitures as well as lower legal and bad debt expenses.

        Depreciation and amortization.    Depreciation and amortization expense decreased $2.2 million, or 4.1%, to $50.7 million in fiscal year 2002 from $52.9 million in fiscal year 2001. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expense as a percentage of revenues increased to 12.1% in fiscal year 2002 from 11.0% in fiscal year 2001. The increase as a percentage of revenues resulted primarily from a lower level of revenues.

        Restructuring charge.    A restructuring charge of $0.4 million in fiscal year 2002 represents the reversal of certain unrealized fiscal year 2001 restructuring expenses, partially offset by additional restructuring charges expensed in fiscal year 2002.

        Interest expense, net.    Net interest expense decreased $8.1 million, or 21.0%, to $30.6 million in fiscal year 2002, from $38.6 million in fiscal year 2001. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current period, versus the prior period. Interest expense, as a percentage of revenues, decreased to 7.3% in fiscal year 2002 from 8.1% in fiscal year 2001.

        (Income) loss from equity method investments, net.    Income from equity method investments in fiscal year 2002 of $1.9 million reflects equity income in the Company's 50% joint venture interest in GreenFiber amounting to $4.3 million, offset by a $2.4 million loss related to the Company's further investment in the New Heights tire processing business. In the prior year, the Company recorded its share of a loss of $4.2 million, recorded at GreenFiber due to significant transitional and restructuring expenses. In fiscal year 2001, equity method investment losses also included a $22.0 million loss attributable to impairment charges taken to reduce the investment in Oakhurst Company, Inc. ("OCI") and New Heights Recovery and Power, LLC ("New Heights").

        A portion of the Company's 50% interest in New Heights was sold in September 2001 for consideration of $0.3 million. The Company retained an interest of 9.95% in the tire recycling business of New Heights, as well as financial obligations related solely to the New Heights power plant. In addition, the Company has an interest in certain notes granted by New Heights collectively valued at approximately $9.0 million, payment of which is contingent upon certain events. The Company will record the contingent consideration when the contingency is removed. The Company is accounting for its retained investment under the equity method.

        Minority interest.    At April 30, 2002, this amount represented the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd, which recorded a loss for the period. At April 30, 2001 minority interest reflected the minority owners' interest in the Company's majority owned subsidiaries Maine Energy and PERC. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in PERC.

        Other (income)/expense, net.    Other income was $4.5 million in fiscal year 2002 compared to $0.1 million in other expenses in fiscal year 2001. This increase is attributable to the divestitures of Multitrade and S&S Commercial, which resulted in a gain of $4.8 million. Other income in fiscal year 2002 also includes a gain on the sale of Bangor Hydro warrants of $1.7 million and gains on the sale of equipment of $0.1 million, offset by the write off of $1.7 million of commodity hedges due to the bankruptcy of Enron, as well as impairment of the Company's U.S. Plastic Lumber Corp. equity holdings, amounting to $0.4 million.

        Provision (benefit) for income taxes.    Provision for income taxes increased $18.6 million in fiscal year 2002 to $5.9 million from a benefit of $12.7 million in fiscal year 2001. This increase, as well as the change in the effective tax rate to 33.2%, is primarily due to the change in pretax income to a profit, the tax benefit from the sale of 80.1% of the Company's equity interest in New Heights in fiscal year 2002 and the write-off of non-deductible goodwill and the equity loss in OCI and in New Heights in fiscal year 2001.

Fiscal Year 2001 versus Fiscal Year 2000

        Revenues.    Revenues increased approximately $164.8 million, or 52.3%, to $479.8 million in fiscal year 2001 from $315.0 million in fiscal year 2000. The impact of businesses acquired, net of divestitures, throughout fiscal year 2000 and fiscal year 2001, including the KTI acquisition which closed in December 1999, resulted in an increase of $154.5 million. The remaining increase of $10.3 million was attributable to internal volume and price growth, including the negative impact of $10.0 million of lower average recyclable commodity prices in fiscal year 2001 compared to fiscal year 2000.

        Cost of operations.    Cost of operations increased approximately $128.2 million, or 65.6%, to $323.7 million in fiscal year 2001 from $195.5 million in fiscal year 2000. Cost of operations as a percentage of revenues increased to 67.5% in fiscal year 2001 from 62.1% in fiscal year 2000. The increase in cost of operations as a percentage of revenues was primarily the result of acquiring KTI's commercial brokerage operations, which carry a high cost of operations as a percentage of revenues of approximately 90%. The brokerage operations comprised approximately 14.7% of the Company's revenues in fiscal year 2001, versus 10.2% in fiscal year 2000.

        General and administration.    General and administration expenses increased approximately $22.6 million, or 56.5%, to $62.6 million in fiscal year 2001 from $40.0 million in fiscal year 2000. General and administration expenses as a percentage of revenues increased to 13.0% in fiscal year 2001 from 12.7% in fiscal year 2000. The increase in general and administration expenses was primarily the result of acquisitions, principally KTI. In addition, the Company incurred high legal expenses on outstanding litigation against KTI, which it assumed in connection with the acquisition of KTI.

        Depreciation and amortization.    Depreciation and amortization expenses increased $14.5 million, or 37.9%, to $52.9 million in fiscal year 2001 from $38.3 million in fiscal year 2000. Depreciation and amortization expenses as a percentage of revenues decreased to 11.0% in fiscal year 2001 from 12.2% in fiscal year 2000. The decrease in depreciation and amortization expenses as a percentage of revenues was primarily attributable to the acquisition of KTI. KTI carried lower depreciation expense as a percentage of revenues of approximately 7% than the Company's existing operations of approximately 14.5%.

        Impairment charge.    In the fourth quarter of fiscal year 2001, the Company determined that certain assets (mainly goodwill) were impaired and therefore recorded a charge of $59.6 million to reduce those assets to their estimated fair value. The assets impaired consisted primarily of assets acquired in the acquisition of KTI.

        Restructuring charge.    In April 2001, the Company incurred a restructuring charge amounting to $4.2 million. This amount was primarily attributable to severance and facility closures. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

        Legal settlements.    During fiscal year 2001, the Company settled five outstanding lawsuits and established a reserve for the settlement of four others. The amount provided includes associated legal fees.

        Other miscellaneous charges.    During fiscal year 2001, the Company provided for the recapping of a landfill and for a loss contract.

        Interest expense, net.    Net interest expense increased approximately $23.0 million, or 146.6%, to $38.6 million in fiscal year 2001 from $15.7 million in fiscal year 2000. Interest expense, net, as a percentage of revenues, increased to 8.1% in fiscal year 2001 from 5.0% in fiscal year 2000. The increase in net interest expense as a percentage of revenues is primarily attributable to three factors: (i) higher average debt balances in fiscal year 2001, versus fiscal year 2000; (ii) closing on $450.0 million senior credit facilities in December 1999 that raised the Company's borrowing cost by approximately 200 basis points over the previous senior credit facilities; and (iii) amending this facility twice in 2001, resulting in fees that further increased the cost of borrowing by approximately 60 basis points.

        (Income) loss from equity method investments, net.    This amount comprises two items, the loss from OCI and New Heights ($22.0 million) and the loss from GreenFiber ($4.2 million). The former amount arises from the Company's 35% ownership of OCI, which was acquired as part of KTI. OCI owned 37.5% of New Heights. The Company also had a direct ownership interest in New Heights of 12.5%. The charge in the year included writing down this investment to net realizable value.

        On July 3, 2001, the Company acquired OCI's 37.5% interest in New Heights, a promissory note for $1 million and common share purchase warrants, all in exchange for the cancellation of all amounts due from OCI and all equity interests in OCI. The Company's interest in New Heights was subsequently reduced, as described above under "Fiscal Year 2002 versus Fiscal Year 2001—(Income) loss from equity method investments, net".

        The second item relates to GreenFiber, which was formed effective August 1, 2000 and in which the Company acquired a 50% interest. The Company's share of GreenFiber's income in fiscal year 2001 was more than offset by the restructuring charge and transition costs incurred in setting up the new business and closing redundant plants, leading to a net loss for the period.

        Minority interest.    This amount now represents the minority owners' interest in the Company's majority owned subsidiary American Ash Recycling of Tennessee, Ltd. Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in Maine Energy and sold its majority interest in PERC. Net cash proceeds for the two transactions amounted to $12.0 million.

        Other (income)/expense, net.    Other (income)/expense, net decreased by $0.6 million, in fiscal year 2001. The other expenses in fiscal year 2001 are primarily attributable to the loss on the sale of certain assets in the fourth quarter ($2.8 million), and the cost of early termination of a letter of credit ($1.4 million), offset by a gain on the sale of two-thirds of the Bangor Hydro warrants held by the Company in the amount of $3.1 million.

        Provision (benefit) for income taxes.    Provision for income taxes decreased $23.3 million, to a benefit of $12.7 million in fiscal year 2001 from $10.6 million in fiscal year 2000. Provision for income taxes, as a percentage of revenues, decreased to (2.7)% in fiscal year 2001 from 3.4% in fiscal year 2000. The decrease is primarily due to the Company's loss in fiscal year 2001 compared to fiscal year 2000. The other primary factors causing the provision for income taxes as a percentage of pre-tax net income to vary were: (i) the write-off of goodwill and recording of the equity loss from OCI and New Heights, which were non-deductible; and (ii) increased amortization of non-deductible KTI goodwill.

Adjusted EBITDA

        Adjusted EBITDA represents operating income (loss) plus depreciation and amortization expense, impairment charges, restructuring charges, legal settlements, other miscellaneous charges and merger-related costs less minority interest. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, known as GAAP.

        The following table sets forth the reconciliation from operating income (loss) to Adjusted EBITDA:

	Fiscal Year
	2000	2001	2002
	(in thousands)
Operating income (loss)	$39,682	$(28,965)	$41,752
Depreciation and amortization	38,343	52,883	50,696
Impairment charge (i)	—	59,619	—
Restructuring charge (ii)	—	4,151	(438)
Legal settlements	—	4,209	—
Other miscellaneous charges	—	1,604	—
Merger-related costs	1,490	—	—
Minority interest	(502)	(1,026)	154

Adjusted EBITDA	$79,013	$92,475	$92,164

EBITDA as a percentage of revenues	25.1%	19.3%	21.9%

(i)
See Note 1(i) of the Notes to Consolidated Financial Statements.

(ii)
See Note 11 of the Notes to Consolidated Financial Statements.

Analysis of the factors contributing to the change in Adjusted EBITDA is included in the discussion above.

Liquidity and Capital Resources

        The Company's business is capital intensive. Capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction as well as site and cell closure. The Company had a net working capital deficit of $0.3 million at April 30, 2002 compared to net working capital of $33.1 million at April 30, 2001. Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factors accounting for the decrease were lower trade receivable balances, increases in the current portion of accrued closure and post-closure costs, lower cash balances, recognition of the current portion of interest rate swaps and the sale of assets of discontinued operations and net assets held for sale.

        The Company has a $399.3 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $280 million Senior Secured Revolving Credit Facility ("Revolver") and a Senior Secured Delayed Draw Term "B" Loan, which had an outstanding balance of $119.3 million at April 30, 2002 ("Term Loan"). This credit facility is secured by all assets of the Company, including its interest in the equity securities of its subsidiaries. The Revolver matures in December 2004 and the Term Loan matures in December 2006. Funds available to the Company under the Revolver were approximately $83.3 million at April 30, 2002.

        Net cash provided by operations in fiscal year 2002 and fiscal year 2001 amounted to $68.5 million and $63.8 million, respectively. The increase was primarily due to the change in working capital, primarily reflecting an improvement in accounts receivable collections and an increase in the current portion of accrued closure and post-closure costs.

        Net cash used in investing activities in fiscal year 2002 and fiscal year 2001 amounted to $9.5 million and $55.6 million, respectively. The decrease in cash used in investing activities reflected mainly lower capital expenditures, which were reduced to $37.7 million in fiscal year 2002 from $61.5 million in fiscal year 2001. The decrease in cash used in investing activities between years was also as a result of fewer acquisitions and higher proceeds from divestitures.

        Net cash used in financing activities was $70.1 million in fiscal year 2002 compared to $18.8 million provided by financing activities in fiscal year 2001. This increase was primarily due to paying down debt from the proceeds from divestitures.

        The Company's capital expenditures were $37.7 million in fiscal year 2002 compared to $61.5 million in fiscal year 2001. Significant capital projects in fiscal year 2002 included the expenditure of approximately $20.0 million in connection with landfill site development. Capital spending was significantly higher in fiscal year 2001 mainly due to capital expenditures related to the upgrade of the truck fleet and Maine Energy, especially relating to odor control. The Company expects its capital spending to total approximately $39.0 million in fiscal year 2003.

        During fiscal year 2002, the Company completed four acquisitions for an aggregate consideration of $7.4 million, consisting of $4.6 million in cash and $2.8 million in notes payable and other consideration. In comparison, during fiscal year 2001, it completed 13 acquisitions for an aggregate consideration of $22.6 million, consisting of $9.3 million in cash and $13.3 million of its notes receivable. In fiscal year 2002, the Company completed its divestiture program which was announced in March 2001, from which it received total consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce the Company's indebtedness.

        The Company is negotiating a new senior secured credit facility which will provide for a $150.0 million term loan and a $175.0 million revolving credit facility, for total aggregate borrowings of up to $325.0 million. The new credit facilities will be available to the Company contingent upon the closing of a senior subordinated note offering in the amount of $150.0 million. The net proceeds from the senior subordinated note offering and initial borrowings under the new senior secured credit facilities will be used to repay all outstanding amounts under its existing senior secured credit facilities, fees and expenses related to the new senior secured credit facilities and for general corporate purposes. There can be no assurance that these financings will be completed.

Contractual Obligations

        The following table summarizes the Company's significant contractual obligations and commitments as of April 30, 2002 (in thousands) and the anticipated effect of these obligations on its liquidity in future years:

	Fiscal Year(s)
	2003	2004-2006	2007+	Total
Long-term debt	$6,436	$162,889	$114,656	$283,981
Capital lease obligations	2,070	2,562	1,029	5,661
Operating leases	5,013	11,454	3,610	20,077
Closure/post closure	6,225	5,157	71,285	82,667
Redeemable preferred securities (i)	—	—	78,951	78,951

Total contractual cash obligations (ii)	$19,744	$182,062	$269,531	$471,337

(i)
Assumes redemption on the seventh anniversary of the closing date at the book value which includes all accrued and unpaid dividends.

(ii)
Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2003.

        The Company believes that its cash provided internally from operations together with its existing senior secured credit facility should enable it to meet its working capital and other cash needs for the foreseeable future. The Company is negotiating a new senior secured credit facility and intends to make an offering of senior subordinated notes. There can be no assurance that these financings will be completed.

Inflation and Prevailing Economic Conditions

        To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation.

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

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These new standards significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments of existing goodwill. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001.

        SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. Accordingly, during fiscal year 2002, the Company did not record goodwill amortization expense of approximately $18.3 related to three acquisitions consummated after June 30, 2001. In connection with our adoption of SFAS No. 142 as of May 1, 2002, goodwill was determined to be impaired and the amount of $62.8 million (net of estimated tax benefit of $0.2 million), will be charged to earnings as a cumulative effect of a change in accounting principle. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward. As a result, it is estimated that operating income will increase by approximately $6.3 million per year.

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

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

Certain Factors That May Affect Future Results

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company's increased leverage may restrict its future operations and impact its ability to make future acquisitions.

        As a result of the acquisition of KTI and the increase in the Company's credit facility, the Company's indebtedness has increased substantially. In addition, the Company's indebtedness will increase further in the event of the closing of the Company's new credit facility and the completion of the offering of its senior subordinated notes. This increased indebtedness has resulted in increased borrowing costs, which have adversely impacted the Company's operating results and may adversely affect the Company's operating results in the future. The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company's ability to incur additional indebtedness, and thereby may limit its acquisition program.

The Company may not be successful in making acquisitions of solid waste assets, including developing additional disposal capacity, or in integrating acquired businesses or assets, which could limit its future growth.

        The Company strategy envisions that a substantial part of its future growth will come from making acquisitions of traditional solid waste assets or operations and acquiring or developing additional disposal capacity. These acquisitions may include tuck-in acquisitions within existing markets, assets that are adjacent to or outside existing markets, or larger, more strategic acquisitions. In addition, from time to time the Company may acquire businesses that are complementary to its core business strategy. The Company cannot assure that it will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company. Furthermore, the Company may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

        The Company's ability to achieve the benefits it anticipates from acquisitions, including cost savings and operating efficiencies, depends in part on its ability to successfully integrate the operations of such acquired businesses with its operations. The integration of acquired businesses and other assets may require significant management time and Company resources. If the Company is unable to efficiently manage the integration process, the Company's financial condition and results of operations could be materially adversely affected.

        In addition, the process of acquiring or developing additional disposal capacity is lengthy, expensive and uncertain. The disposal capacity at the Company's existing landfills is limited by the remaining available volume at landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company's landfills. The Company typically reaches or approximates its daily and annual maximum permitted disposal capacity at all of its landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company's ability to achieve economies from the internalization of its waste stream will be limited and it will be required to utilize the disposal facilities of its competitors.

The Company's ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of its stock price.

        The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under credit facilities, the issuance of shares of the Company's Class A common stock and/or seller financing. The Company cannot assure you that it will have sufficient existing capital resources or that it will be able to raise sufficient additional capital resources on terms satisfactory, if at all, in order to meet its capital requirements for such acquisitions.

        The Company also believes that a significant factor in its ability to close acquisitions will be the attractiveness of the Company's Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company's Class A common stock compared to the equity securities of the Company's competitors. The trading price of the Company's Class A common stock on the Nasdaq National Market has affected and could in the future materially adversely affect its acquisition program.

Environmental regulations and litigation could subject the Company to fines, penalties, judgments and limitations on its ability to expand.

        The Company is subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and likely will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. For example, the Company's waste-to-energy and manufacturing facilities are subject to regulations limiting discharges of pollution into the air and water, and its solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If the Company is not able to comply with the requirements that apply to a particular facility or if it operates without necessary approvals, it could be subject to civil, and possibly criminal, fines and penalties, and may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. The Company may not have sufficient insurance coverage for its environmental liabilities. Those costs or actions could have a material adverse effect upon the Company's business, financial condition and results of operations.

        Environmental and land use laws may also impact the Company's ability to expand and, in the case of its solid waste operations, may dictate those geographic areas from which it must, or, from which it may not, accept waste. Those laws and regulations may also limit the overall size and daily waste volume that may be accepted by a solid waste operation. If the Company is not able to expand or otherwise operate one or more of its facilities profitably because of limits imposed under environmental laws, the Company may be required to increase its utilization of disposal facilities owned by third parties or reduce overall operations, and if so, its business, financial condition and results of operations could suffer a material adverse effect.

        The Company has historically grown and intends to continue to grow through acquisitions, and has tried and will continue to try to evaluate and address environmental risks and liabilities presented by newly acquired businesses. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than the Company anticipates. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than the Company expects, or that the Company will fail to identify or fully appreciate an existing liability before it becomes legally responsible to address it. Some of the legal sanctions to which the Company could become subject could cause it to lose a needed permit, or prevent it from or delay it in obtaining or renewing permits to operate its facilities. The number, size and nature of those liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's operating program depends on its ability to operate and expand the landfills it owns and leases and to develop new landfill sites. Localities where the Company operates generally seek to regulate some or all landfill operations, including siting and expansion of operations. The Company cannot assure that the laws adopted by municipalities in which landfills are located will not have a material adverse effect on the utilization of its landfills or that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of any of its current landfills once their remaining disposal capacity has been consumed. If the Company is unable to develop additional disposal capacity, its ability to achieve economies from the internalization of its waste stream will be limited and it will be required to utilize the disposal facilities of its competitors.

        In addition to the costs of complying with environmental laws and regulations, the Company incurs costs defending against environmental litigation brought by governmental agencies and private parties. The Company is, and also may be in the future, defendants in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. A significant judgment against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Item —: Business—Regulation" and "Item 3—Legal Proceedings."

The Company's operations would be adversely affected if it does not have access to sufficient capital.

        The Company's ability to remain competitive and sustain its operations depends in part on cash flow from operations and access to capital. The Company intends to fund its cash needs primarily through cash from operations and borrowings under credit facilities. However, the Company may require additional equity and/or debt financing for debt repayment obligations and to fund the Company's growth and operations. In addition, if the Company undertakes more acquisitions or further expands its operations, the Company's capital requirements may increase. The Company cannot assure you that it will have access to the amount of capital that it requires from time to time, on favorable terms or at all.

The Company's results of operations could continue to be adversely affected by changing prices or market requirements for recyclable materials.

        The Company's results of operations have been and may continue to be materially adversely affected by changing purchase or resale prices or market requirements for recyclable materials. The Company's recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond the Company's control. These changes have in the past contributed, and may continue to contribute, to significant variability in the Company's period-to-period results of operations.

        Some of the Company's subsidiaries involved in the recycling business use long-term supply contracts with customers with floor price arrangements to minimize the commodity risk for recyclable materials, particularly waste paper and aluminum metals. Under these contracts, the Company's subsidiaries obtain a guaranteed minimum floor price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the minimum price. These contracts are generally with large domestic companies, which use the recyclable materials in their manufacturing processes. Any failure to continue to secure long-term supply contracts with minimum price arrangements, or a breach by customers of one or more of these contracts could reduce recycling revenues and have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business is geographically concentrated and is therefore subject to regional economic downturns.

        The Company's operations and customers are principally located in the eastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and severe weather conditions. In addition, as the Company expands its existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of the Company's business will increase. The costs and time involved in permitting and the scarcity of available landfills will make it difficult for the Company to expand vertically in these markets. The Company cannot assure you that it will lessen their regional geographic concentration through any other acquisitions.

Maine Energy may be required to make a payment in connection with the payoff of the Maine Energy bonds and limited partner loans earlier than the Company has anticipated and which may exceed the amount of the liability the Company recorded in connection with the KTI acquisition.

        Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, 13 other muncipalities and the Company's subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds financing Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy. In connection with the Company's merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to 18% of such amount. The Company cannot assure you that its estimate of the fair market value of Maine Energy will prove to be accurate, and in the event the Company has underestimated the value of Maine Energy, it could be required to recognize unanticipated charges, in which case the Company's financial condition, results of operations could be materially adversely affected.

        In connection with these waste handling agreements, the cities of Biddeford and Saco and the additional 13 municipalities that were parties to the agreements have filed lawsuits in the State of Maine seeking the residual cancellation payments and alleging, among other things, the Company's breach of the waste handling agreement for the Company's failure to pay the residual cancellation payments in connection with the KTI merger and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract, tortious interference with contract, breach of fiduciary duties, and fraudulent transfers as well as treble damages, punitive damages and a constructive trust upon the Company's assets with the appointment of a trustee to operate its business. If the plaintiffs are successful in their claims against the Company and damages are awarded, the Company's business, financial condition and results of operations could be materially adversely affected. See "Item 3—Legal Proceedings."

The Company may not be able to effectively compete in the highly competitive solid waste services industry.

        The solid waste services industry is highly competitive, has undergone a period of rapid consolidation and requires substantial labor and capital resources. Some of the markets in which the Company competes or will likely compete are served by one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of the Company's competitors have significantly greater financial and other resources than the Company does. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may either require the Company to reduce the pricing of its services or result in the Company's loss of business.

        As is generally the case in the industry, some municipal contracts are subject to periodic competitive bidding. The Company cannot assure you that it will be the successful bidder to obtain or retain these contracts. If the Company is unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, the Company's business, financial condition and results of operations could be materially adversely affected.

        In the Company's solid waste disposal markets it also competes with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because user fees or similar charges, tax revenues and tax-exempt financing may be more available to them than to the Company.

        The Company's GreenFiber insulation manufacturing joint venture with Louisiana-Pacific competes with other parties, some of which have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to the Company's detriment.

The Company's results of operations and financial condition may be negatively affected if it inadequately accrues for closure and post-closure costs.

        The Company has material financial obligations relating to closure and post-closure costs of its existing landfills and will have material financial obligations with respect to any disposal facilities which it may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, it owns four unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of its owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company cannot assure you that its financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in fuel costs could affect the Company's operating expenses and results.

        The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company's control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company's fleet of trucks, price escalations for fuel may increase its operating expenses and have a material adverse effect upon its business, financial condition and results of operations.

The Company could be precluded from entering into contracts or obtaining permits if it is unable to obtain third party financial assurance to secure its contractual obligations.

        Municipal solid waste collection and recycling contracts, obligations associated with landfill closure and the operation and closure of waste-to-energy facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure the Company's contractual performance. If the Company is unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair its ability to secure future contracts conditioned upon the contractor having adequate insurance coverage. Accordingly, the Company's failure to obtain financial assurance bonds, letters of credit or other means of financial assurance or to maintain adequate insurance could have a material adverse effect on its business, financial condition and results of operations.

The Company may be required to write-off capitalized charges in the future, which could adversely affect its earnings.

        Any charge against earnings could have a material adverse effect on the Company's earnings and the market price of its Class A common stock. In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to its acquisitions, pending acquisitions, landfills and development projects. From time to time in future periods, the Company may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise, relating to (1) any operation that is permanently shut down or has not generated or is not expected to generate sufficient cash flow, (2) any pending acquisition that is not consummated, (3) any landfill or development project that is not expected to be successfully completed, and (4) any goodwill or other intangible assets that are determined to be impaired. The Company has incurred such charges in the past.

The seasonality of the Company's revenues could adversely impact its financial condition.

        The Company's transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because: (1) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (2) decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the winter ski industry. Since certain of the Company's operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs to the Company's operations.

        The Company's recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. The Company's cellulose insulation joint venture experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

The Company's Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

        The holders of Class B common stock are entitled to ten votes per share and the holders of Class A common stock are entitled to one vote per share. At June 28, 2002, an aggregate of 988,200 shares of Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on June 28, 2002, the shares of Class A common stock and Class B common stock beneficially owned by John W. Casella and

Douglas R. Casella represent approximately 31.2% of the aggregate voting power of the Company's stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk.

        The Company is subject to interest rate fluctuation risk with regard to its variable rate revolving credit facility. To modify the risk from these possible interest rate fluctuations, the Company enters into hedging transactions that have been authorized pursuant to its policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

        As of April 30, 2002, the Company was party to six interest rate swap agreements (the "Swap Agreements") with two banks. The purpose was to effectively convert a portion of the Company's interest rate exposure on advances under its existing revolving credit facility from a floating rate to a fixed rate. The Swap Agreements effectively fix the interest rate on the notional amount of $250.0 million, at rates from 5.194% to 6.875%. Net monthly payments or monthly receipts under the Swap Agreements were recorded as adjustments to interest expense. In addition, in the event of non-performance by the counterparties, the Company would be exposed to interest rate risk on the entire balance in the event the variable interest rate paid was to exceed the fixed rate paid under the terms of the Swap Agreements.

        Ignoring the impact of its interest rate swaps, if interest rates on the total variable rate facility as of April 30, 2002 increased or decreased by 100 basis points, the Company's annual interest expenses would increase or decrease by approximately $2.7 million. The impact based on the balance of the facility exposed to interest rate risk at April 30, 2002 would result in an increase or decrease in annual interest expense of approximately $0.3 million. The fair market value of the swaps is estimated at a loss of $8.2 million as of April 30, 2002.

        The remainder of the Company's debt is at fixed rates and not subject to interest rate risk.

        The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize its commodity exposure, the Company has entered into a commodity hedging agreement authorized pursuant to its policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on the Company's operating margin is estimated at $6.7 million as of April 30, 2002, without considering its hedging agreements. The impact of the hedge position would reduce the impact by $0.8 million.

        On December 2, 2001, Enron, the counterparty for all of the Company's commodity hedges, filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions). The Company recorded a charge of $1.7 million in other expense to recognize the change in fair value of its commodity contracts. Subsequent changes in the fair value of these commodity contracts ($0.3 million loss in fiscal year 2002) will be reflected in earnings until their March 2003 termination.

        Deferred gains of approximately $0.7 million, net of tax, related to the Company's terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.

Report of Independent Accountants

To the Board of Directors and Stockholders of Casella Waste Systems, Inc.:

In our opinion, the accompanying consolidated balance sheet as of April 30, 2002 and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and its subsidiaries at April 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of April 30, 2001 and for each of the years ended April 30, 2001 and 2000 were audited by other independent accountants whose report dated July 19, 2001 expressed an unqualified opinion on those statements.

As discussed in Note 2 to the financial statements, on May 1, 2002, the Company changed its method of accounting for derivative instruments and hedging activities.

/S/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 29, 2002

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

Arthur Andersen LLP
/s/ Arthur Andersen LLP
Boston, Massachusetts
July 19, 2001

         The above report of Arthur Andersen LLP is a copy of the previously issued report of Arthur Andersen LLP and the report has not been reissued by Arthur Andersen LLP.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2001	April 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,001	$4,298
Restricted cash	7,175	10,286
Accounts receivable—trade, net of allowance for doubtful accounts of $4,904 and $786	51,776	43,130
Notes receivable—officers/employees	1,953	1,105
Prepaid expenses	5,669	3,156
Inventory	3,017	2,410
Investments	3,641	62
Deferred income taxes	8,015	8,767
Net assets held for sale	8,041	—
Net assets of discontinued operations	11,534	1,619
Other current assets	2,763	2,267

Total current assets	125,585	77,100

Property, plant and equipment, net of accumulated depreciation and amortization of $125,160 and $163,521	290,537	287,115
Intangible assets, net	237,573	228,451
Restricted cash	2,902	2
Deferred income taxes	5,259	648
Investments in unconsolidated entities	21,844	26,865
Other non-current assets	2,593	860

	560,708	543,941

	$686,293	$621,041

The accompanying notes are an integral part of these consolidated financial statements

	April 30, 2001	April 30, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,690	$6,436
Current maturities of capital lease obligations	1,429	1,816
Accounts payable	29,158	23,690
Accrued payroll and related expenses	2,542	5,813
Accrued interest	4,880	1,481
Accrued income taxes	3,388	3,676
Accrued closure and post-closure costs, current portion	77	6,465
Other accrued liabilities	22,364	23,706

Total current liabilities	70,528	73,083

Long-term debt, less current maturities	350,511	277,545
Capital lease obligations, less current maturities	4,593	3,051
Accrued closure and post-closure costs, less current maturities	17,153	18,307
Minority interest	677	523
Other long-term liabilities	12,160	11,006
COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2001 and 2002, liquidation preference of $1,000 per share plus accrued but unpaid dividends	57,720	60,730
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value issued and outstanding—22,198,000 and 22,667,000 shares as of April 30, 2001 and 2002, respectively	222	227
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive (loss) income	586	(4,250)
Additional paid-in capital	271,502	272,697
Accumulated deficit	(99,369)	(91,888)

Total stockholders' equity	172,951	176,796

	$686,293	$621,041

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal Year Ended April 30,
	2000	2001	2002
Revenues	$315,013	$479,816	$420,821
Operating Expenses:
Cost of operations	195,495	323,703	275,706
General and administration	40,003	62,612	53,105
Depreciation and amortization	38,343	52,883	50,696
Impairment charge	—	59,619	—
Restructuring charge	—	4,151	(438)
Legal settlements	—	4,209	—
Other miscellaneous charges	—	1,604	—
Merger-related costs	1,490	—	—

	275,331	508,781	379,069

Operating income (loss)	39,682	(28,965)	41,752

Other (income)/expense, net:
Interest income	(1,234)	(2,941)	(880)
Interest expense	16,907	41,588	31,451
(Income) loss from equity method investments, net	1,062	26,256	(1,899)
Minority interest	502	1,026	(154)
Other (income)/expense, net	640	78	(4,480)

Other expense, net	17,877	66,007	24,038

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	21,805	(94,972)	17,714
Provision (benefit) for income taxes	10,615	(12,731)	5,887

Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	11,190	(82,241)	11,827
Discontinued Operations:
(Loss) income from discontinued operations (net of income taxes of $1,471 in 2000 and tax benefit of $8,781 in 2001)	1,884	(15,448)	—
Estimated loss on disposal of discontinued operations (net of income tax benefit of $891, $1085 and $157)	(1,393)	(3,846)	(4,096)
Extraordinary item—early extinguishment of debt, (net of income tax benefit of $448)	(631)	—	—
Cumulative effect of change in accounting principle (net of income tax benefit of $170)	—	—	(250)

Net income (loss)	11,050	(101,535)	7,481
Preferred stock dividend	—	1,970	3,010

Net income (loss) available to common stockholders	$11,050	$(103,505)	$4,471

The accompanying notes are an integral part of these consolidated financial statements.

	Fiscal Year Ended April 30,
	2000	2001	2002
Earnings Per Share:
Basic:
Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$0.59	$(3.63)	$0.38
(Income) loss from discontinued operations, net	0.10	(0.66)	—
Estimated loss on disposal of discontinued operations, net	(0.07)	(0.17)	(0.18)
Extraordinary item, net	(0.03)	—	—
Cumulative effect of change in accounting principle, net	—	—	(0.01)

Net income (loss) per common share	$0.59	$(4.46)	$0.19

Basic weighted average common shares outstanding	18,731	23,189	23,496

Diluted:
Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$0.57	$(3.63)	$0.37
(Income) loss from discontinued operations, net	0.10	(0.66)	—
Estimated loss on disposal of discontinued operations, net	(0.07)	(0.17)	(0.17)
Extraordinary item, net	(0.03)	—	—
Cumulative effect of change in accounting principle, net	—	—	(0.01)

Net income (loss) per common share	$0.57	$(4.46)	$0.19

Diluted weighted average common shares outstanding	19,272	23,189	24,169

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

(In thousands)

			Stockholders' Equity
	Series A Redeemable Convertible Preferred Stock
			Class A Common Stock		Class B Common Stock
	# of Shares	Amount	# of Shares	Par Value	# of Shares	Par Value
Balance, April 30, 1999	—	$—	14,869	$149	988	$10
Issuance of Class A common stock and stock options—KTI acquisition	—	—	7,152	72	—	—
Issuance of Class A common stock from the exercise of stock warrants/options and employee stock purchase plan	—	—	194	1	—	—
Equity transactions of majority-owned subsidiary	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Unrealized loss on securities	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance, April 30, 2000	—	—	22,215	222	988	10

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	—	—	32	—	—	—
Issuance of Series A redeemable convertible preferred stock	56	55,750	—	—	—	—
Accrual of preferred stock dividend	—	1,970	—	—	—	—
Equity transactions of majority-owned subsidiary	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Unrealized gain on securities	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—
Other	—	—	(49)	—	—	—

Balance, April 30, 2001	56	57,720	22,198	222	988	10

Issuance of Class A common stock	—	—	12	—	—	—
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	—	—	457	5	—	—
Accrual of preferred stock dividend	—	3,010	—	—	—	—
Net income	—	—	—	—	—	—
Unrealized gain/(loss) on securities, net of reclassification adjustments	—	—	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—
Other	—	—	—	—	—	—

Balance, April 30, 2002	56	$60,730	22,667	$227	988	$10

	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance, April 30, 1999	$154,733	$(6,914)	$—	$147,978
Issuance of Class A common stock and stock options—KTI acquisition	113,788	—	—	113,860
Issuance of Class A common stock from the exercise of stock warrants/options and employee stock purchase plan	859	—	—	860
Equity transactions of majority-owned subsidiary	1,275	—	—	1,275
Net income	—	11,050	—	11,050	$11,050
Unrealized loss on securities	—	—	(305)	(305)	(305)

Total comprehensive income	—	—	—	—	$10,745

Balance, April 30, 2000	270,655	4,136	(305)	274,718

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	258	—	—	258
Issuance of Series A redeemable convertible preferred stock	(1,009)	—	—	(1,009)
Accrual of preferred stock dividend	—	(1,970)	—	(1,970)
Equity transactions of majority-owned subsidiary	1,506	—	—	1,506
Net loss	—	(101,535)	—	(101,535)	$(101,535)
Unrealized gain on securities	—	—	891	891	891

Total comprehensive loss	—	—	—	—	$(100,644)

Other	92	—	—	92

Balance, April 30, 2001	271,502	(99,369)	586	172,951

Issuance of Class A common stock	138	—	—	138
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	4,063	—	—	4,068
Accrual of preferred stock dividend	(3,010)	—	—	(3,010)
Net income	—	7,481	—	7,481	$7,481
Unrealized gain/(loss) on securities, net of reclassification adjustments	—	—	(586)	(586)	(586)
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	(4,250)	(4,250)	(4,250)

Total comprehensive income	—	—	—	—	$2,645

Other	4	—	—	4

Balance, April 30, 2002	$272,697	$(91,888)	$(4,250)	$176,796

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2000	2001	2002
Cash Flows from Operating Activities:
Net income (loss)	$11,050	$(101,535)	$7,481

Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	38,343	52,883	50,696
Loss (income) from discontinued operations, net	(1,884)	15,448	—
Estimated loss on disposal of discontinued operations, net	1,393	3,846	4,096
Extraordinary item, net	631	—	—
(Income) loss from equity method investments	1,062	26,256	(1,899)
Impairment charge	—	59,619	—
Loss from commodity hedge contracts, net	—	—	1,289
Gain on investments, net	—	(3,131)	(1,216)
(Gain) loss on sale of equipment	840	1,101	(76)
Gain on sale of assets	—	—	(4,848)
Minority interest	502	1,026	(154)
Deferred income taxes	11,939	(10,866)	5,593
Changes in assets and liabilities, net of effects of acquisitions and divestitures—
Accounts receivable	(17,320)	16,692	8,055
Accounts payable	1,433	(6,643)	(5,564)
Other assets and liabilities	409	9,071	5,077

	37,348	165,302	61,049

Net Cash Provided by Operating Activities	48,398	63,767	68,530

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(81,838)	(9,331)	(4,601)
Proceeds from divestitures, net of cash divested	—	15,814	31,216
Additions to property, plant and equipment	(68,575)	(61,518)	(37,674)
Proceeds from sale of equipment	1,317	2,298	1,938
Proceeds from sale of investments	—	6,718	3,530
Advances to unconsolidated entities	(5,580)	(9,546)	(3,942)
Other	(412)	—	—

Net Cash Used In Investing Activities	(155,088)	(55,565)	(9,533)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	423,955	49,590	73,384
Principal payments on long-term debt	(309,667)	(87,331)	(147,009)
Proceeds from equity transactions of majority-owned subsidiary	1,275	1,506	—
Proceeds from exercise of stock options	860	259	3,560
Proceeds from the issuance of Series A redeemable, convertible preferred stock, net	—	54,741	—

Net Cash (Used In) Provided by Financing Activities	116,423	18,765	(70,065)

Cash used in discontinued operations	(6,140)	(12,754)	(6,635)
Net (decrease) increase in cash and cash equivalents	3,593	14,213	(17,703)
Cash and cash equivalents, beginning of period	4,195	7,788	22,001

Cash and cash equivalents, end of period	$7,788	$22,001	$4,298

The accompanying notes are an integral part of these consolidated financial statements.

	Fiscal Year Ended April 30,
	2000	2001	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for
Interest	$12,514	$37,484	$32,887
Income taxes, net of refunds	$1,876	$(1,773)	$(1,267)
Supplemental disclosures of non-cash investing and financing activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$519,054	$22,602	$7,377
Notes receivable exchanged for assets	—	(13,263)	—
Common stock and stock options issued	(113,860)	—	—
Cash paid, net	(81,838)	(9,335)	(4,601)

Liabilities Assumed, Notes Payable and Notes Receivable Forgiven to Seller	$323,356	$4	$2,776

Common Stock and Stock Options Issued as Compensation	$—	$—	$650

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Casella Waste Systems, Inc. ("the Company") is a regional, integrated solid waste services company, that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates and sells electricity under a long-term contract at a waste-to-energy facility, Maine Energy Recovery Company LP ("Maine Energy") (see Note 9).

        A summary of the Company's significant accounting policies follows:

(a)    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)    Use of Estimates and Assumptions

        The Company's preparation of its financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and assumptions will also affect the reported amounts for certain revenues and expenses during the reporting period. Listed below are the estimates and assumptions that the Company considers to be significant in the preparation of its financial statements.

  Landfill Accounting—Capitalized Costs and Amortization

        The Company uses life-cycle accounting and the units-of-production method to recognize certain landfill costs. Under life-cycle accounting, all costs related to acquisition, construction, closure and post-closure of landfill sites are capitalized or accrued and charged to income based on tonnage placed into each site. The Company routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments is realizable. The Company's judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills.

        Units-of-production amortization rates are determined annually for each of the Company's operating landfills, and such rates are based on estimates provided by its engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually.

  Landfill Accounting—Accrued Closure and Post-Closure Costs

        Accrued closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. The Company provides accruals for these estimated future costs on an undiscounted basis as the remaining permitted airspace of such facilities is consumed.

  Recovery of Long-Lived Assets

        In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. An impairment loss is recorded if the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of other long-lived assets.

  Allowance for Doubtful Accounts

        The Company estimates allowance for bad debts based on historical collection experience, current trends, credit policy and a review of accounts receivable by aging category.

  Self Insurance Reserves

        The Company is self insured for vehicles and worker's compensation. Through the use of actuarial calculations, the Company estimates the amounts required to settle insurance claims. The actuarially determined liability is calculated in part by past claims experience, which considers both frequency and settlement of claims.

  Discontinued Operations

        Discontinued businesses are carried at estimated net realizable value less costs to be incurred through the date of disposition. Net assets of discontinued operations are stated at their expected net realizable values and have been separately classified in the accompanying consolidated balance sheets.

  Income Taxes

        The Company uses estimates to determine its provision for income taxes and liabilities and any valuation allowance recorded against its net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets.

(c)    Revenue Recognition

        The Company recognizes collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

        Revenues from the sale of electricity to local utilities by the Company's waste-to-energy facility (see Note 9) are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered.

        Revenues from the sale of recycled materials are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third parties and are included as a reduction to revenues. Revenues for processing of recyclable materials are recognized when the related service is provided.

        Revenues from brokerage are recognized at the time of shipment.

(d)    Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values. See Note 8 for the terms and carrying values of the Company's various debt instruments.

(e)    Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

(f)    Inventory

        Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $2,651 and $2,410 at April 30, 2001 and 2002, respectively, and raw materials of $366 and $0 at April 30, 2001 and 2002, respectively.

(g)    Investments

        In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment in equity securities as "available for sale." Accordingly, the carrying value of the securities is adjusted to fair value through other comprehensive (loss) income.

        In October, 2001, the Company sold its remaining Bangor Hydro Warrants for $3,530. The resulting gain of $1,654 is included in other income. $1,038 (net of taxes of $707) of the gain was reclassified from other comprehensive (loss) income. The Company used the specific identification method as a basis for calculating the gain on sale.

        At April 30, 2002, the Company wrote down to fair value certain equity security investments. The write down, which was reclassified from other comprehensive (loss) income, amounted to $438 and was due to a decline in the fair value which, in the opinion of management, was considered to be other than temporary. The write down is included in other (income)/expense in the accompanying statement of operations.

        As of April 30, 2001 and 2002, the fair value of investments was approximately $3,641 and $62, respectively, which is included in investments in the accompanying consolidated balance sheets. Unrealized holdings gains/(losses) on such securities, which are included net of tax in stockholders' equity as of April 30, 2001 and 2002, amounted to $586 (net of taxes of $399) and $0, respectively.

(h)    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows (See Note 5):

Asset Classification	Estimated Useful Life
Buildings and improvements	10-35 years
Machinery and equipment	2-15 years
Rolling stock	1-12 years
Containers	2-12 years

        The cost of maintenance and repairs is charged to operations as incurred.

        Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2000, 2001 and 2002 was $640, $373 and $437, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

        Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and permittable capacity. To be considered permittable, airspace must meet all of the following criteria: the Company must control the land on which the expansion is sought; all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; no legal or political impediments have been identified which the Company believes will not be resolved in its favor; the Company is actively working on obtaining any necessary permits and expects that all required permits will be received within the next two to five years; and senior management has approved the project. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually.

(i)    Intangible Assets

        Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. Deferred debt acquisition costs are capitalized and amortized over the life of the related debt using the effective interest method (See Note 6).

        Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and has been amortized through April 30, 2002 using the straight-line method over periods not exceeding 40 years. In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives (see Note 1(o)).

        In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable.

        As a result of the factors discussed in Note 14, during 2001, the Company recorded a charge of $59,619 to reduce certain assets (mainly goodwill arising from the acquisition of KTI, see Note 3), to their estimated fair value.

(j)    Investments in Unconsolidated Entities

        The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC ("GreenFiber") under a joint venture agreement effective August 1, 2000. The Company contributed the operating assets of its cellulose insulation manufacturing business together with $1,000 in cash. There was no gain or loss recognized on this transaction. The Company's investment in GreenFiber amounted to $17,881 and $21,672 at April 30, 2001 and 2002, respectively.

        A portion of the Company's 50% interest in New Heights was sold in September 2001 for consideration of $250. The Company retained an interest of 9.95% in the tire assets of New Heights, as well as financial obligations related solely to the New Heights power plant. In addition, the Company has an interest in certain notes granted by New Heights collectively valued at approximately $9,000, payment of which is contingent upon certain events. The Company will record the contingent consideration when the contingency is removed. The Company's investment in New Heights amounted to $3,963 and $2,113 at April 30, 2001 and 2002, respectively.

        The Company sold 80.1% of Recovery Technologies Group, Inc. ("RTG") in September, 2001 as part of the sale of the tire processing business. The Company retained a 19.9% indirect interest in the RTG tire collection and processing business which is valued at $3,080 at April 30, 2002.

        The Company accounts for its 50% ownership in GreenFiber as well as its retained investment in the New Heights project under the equity method of accounting.

(k)    Income Taxes

        The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(l)    Accrued Closure and Post-Closure Costs

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

        Accruals for closure and post-closure monitoring and maintenance requirements consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers, accounting personnel and consultants are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed.

        The Company operates in states which require a certain portion of landfill closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2001 and 2002 totaled $14,424 and $13,654, respectively.

(m)    Comprehensive (Loss) Income

        Comprehensive (loss) income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying balance sheets consists of unrealized gains and losses on the Company's available for sale securities, change in the fair market value of the Company's interest swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle relative to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (See Note 2).

(n)    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of employee stock options and the conversion of convertible debt and convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the "if converted" method with regard to its convertible debt and preferred stock.

(o)    New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These new standards significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments of existing goodwill. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001.

        SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. Accordingly, during the fiscal year ended April 30, 2002, the Company did not record goodwill amortization expense of approximately $18 related to three acquisitions consummated after June 30, 2001. In connection with our adoption of SFAS No. 142 as of May 1, 2002, goodwill was determined to be impaired and the amount of $62,826 (net of estimated tax benefit of $187), was charged to earnings as a cumulative effect of a change in accounting principle. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward. As a result, it is estimated that operating income will increase by approximately $6,285 per year.

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

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

(p)    Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. For the years ended April 30, 2001 and 2002, no single group or customer represents greater than 2.0% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.    ADOPTION OF NEW ACCOUNTING STANDARD

        The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on May 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility and changes in the commodity prices of recycled paper.

        The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing interest payments under the credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133. The Company has six interest rate swaps outstanding, expiring at various times between January and April 2003 with an aggregate notional amount of $250,000. The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133.

        Upon adoption of SFAS No. 133, the Company recorded the fair value of these interest rate swaps as an obligation of $6,900, with the offset (net of taxes of $2,796) recorded as an unrealized loss in other comprehensive (loss) income (see Note 8). Because the relevant terms of the interest rate swaps and the specific debts they have been designated to hedge are not identical, the swaps are not perfectly effective, and could result in ineffectiveness being recorded in earnings. Accordingly, the ineffective portion of the hedge amounting to $250 (net of taxes of $170) has been recorded as a cumulative effect of change in accounting principle in the accompanying financial statements.

        As of April 30, 2002 the fair value of these swaps was an obligation of $8,225, with the net amount (net of taxes of $3,312) recorded as an unrealized loss in other comprehensive (loss) income. The estimated net amount of the existing losses as of April 30, 2002 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $8,225. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

        The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company had entered into 10 commodity hedges, which expired at various times between December 2001 and February 2003. The Company had evaluated these hedges and believed that these instruments qualified for hedge accounting pursuant to SFAS No. 133. Because the relevant terms of the hedges and the transactions they were designated to hedge were identical, there was no ineffectiveness required to be recognized in earnings. Upon adoption of SFAS No. 133, the Company recorded the fair value of these hedges as an asset of $1,800, with the net amount (net of taxes of $729) recorded as an unrealized gain in other comprehensive (loss) income.

        On December 2, 2001, Enron Corporation (Enron), the counterparty for all of the Company's commodity hedges, filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions). The Company recorded a charge of $1,688 in other expense to recognize the change in fair value of its commodity contracts. Subsequent changes in the fair value of these commodity contracts (currently $319 in fiscal year 2002) will be reflected in earnings until their March 2003 termination.

        Deferred gains of approximately $661, net of tax, related to the Company's terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.

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

        In addition to the above, the Company also acquired 38, 13 and four solid waste hauling operations in fiscal years 2000, 2001 and 2002, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

        The purchase prices allocated to those net assets acquired (including KTI) were as follows:

	April 30,
	2000	2001	2002
Current assets	$107,457	$644	$60
Property, plant and equipment	220,830	2,671	5,821
Intangible assets (including goodwill)	190,178	19,287	1,496
Other non-current assets	589	—	—
Current liabilities	(41,647)	(4)	—
Other non-current liabilities	(281,709)	—	—

Total Consideration	$195,698	$22,598	$7,377

        The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal years 2000 and 2001 as though each of the acquisitions completed in the two years occurred as of May 1, 1999. For the fiscal year 2002, unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions completed in 2002 had occurred as of May 1, 2001.

	Fiscal Year
	2000	2001	2002
Revenues	$562,462	$482,759	$427,139
Operating income (loss)	$53,912	$(28,474)	$41,879
Net income (loss) available to common stockholders	$11,345	$(103,446)	$4,762
Diluted pro forma net income (loss) per common share	$0.51	$(4.46)	$0.20
Weighted average diluted shares outstanding	22,346	23,189	24,169

        The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

(b)    Transactions Recorded as Poolings of Interests

        The Company has completed several mergers and business acquisitions accounted for as poolings of interests. For the year ended April 30, 2000 the Company merged with two businesses and issued 362,973 Class A common shares. There were no acquisitions accounted for as poolings of interests in the fiscal years ended 2001 and 2002.

4.    RESTRICTED CASH

        Restricted cash consists of cash held in trust on deposit with various banks as collateral for the Company's financial obligations relative to its self-insurance claims liability as well as landfill closure and post-closure costs and other facilities' closure costs. Cash is also restricted by specific agreement for facilities' maintenance and other purposes.

        A summary of restricted cash is as follows:

	April 30, 2001			April 30, 2002
	Short Term	Long Term	Total	Short Term	Long Term	Total
Insurance	$6,872	$—	$6,872	$10,144	$—	$10,144
Landfill closure	—	2,498	2,498	91	2	93
Other facilities closure	—	301	301	—	—	—
Facility maintenance and operations	—	—	—	50	—	50
Other	303	103	406	1	—	1

Total	$7,175	$2,902	$10,077	$10,286	$2	$10,288

5.    PROPERTY, PLANT AND EQUIPMENT

        Property, Plant and Equipment at April 30, 2001 and 2002 consist of the following:

	April 30,
	2001	2002
Land	$11,813	$13,289
Landfills	90,173	112,506
Buildings and improvements	50,597	51,690
Machinery and equipment	139,921	147,838
Rolling stock	84,076	84,825
Containers	39,117	40,488

	415,697	450,636
Less—Accumulated depreciation and amortization	125,160	163,521

	$290,537	$287,115

        Depreciation expense for the fiscal years 2000, 2001 and 2002 was $23,246, $35,033 and $32,382, respectively.

6.    INTANGIBLE ASSETS

        Intangible assets at April 30, 2001 and 2002 consist of the following:

	April 30,
	2001	2002
Goodwill	$241,181	$239,836
Covenants not to compete	14,206	14,447
Customer lists	562	420
Deferred debt acquisition costs and other	8,040	8,490

	263,989	263,193
Less: accumulated amortization	26,416	34,742

	$237,573	$228,451

        Amortization expense for the fiscal years 2000, 2001 and 2002 was $15,097, $17,850 and $18,314, respectively.

7.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities at April 30, 2001 and 2002 consist of the following:

	April 30,
	2001	2002
Interest rate swap obligation	$—	$8,225
Self insurance reserve	5,341	5,491
Accrued restructuring liability	4,151	37
Other accrued liabilities	12,872	9,953

Total other accrued liabilities	$22,364	$23,706

8.    LONG-TERM DEBT

        Long-term debt as of April 30, 2001 and 2002 consists of the following:

	April 30,
	2001	2002
Advances on senior secured revolving credit facility (the "Revolver") which provides for advances of up to $280,000, due December 14, 2004, bearing interest at LIBOR plus 2.50%, (approximately 4.50% at April 30, 2002 based on 3 month LIBOR), and decreasing to $275,000 and $250,000 in fiscal 2003 and 2004, respectively, collateralized by substantially all of the assets of the Company	$208,415	$156,800
Advances on senior secured delayed draw term "B" Loan (the "Term Loan") due December 14, 2006, bearing interest at LIBOR plus 3.75% (approximately 5.75% at April 30, 2002 based on 3 month LIBOR), and calling for principal payments of $1,500 per year, beginning in fiscal 2001 with the remaining principal balance due at maturity. This loan is collateralized by substantially all of the assets of the Company	137,500	119,300
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 12.5%, due in monthly or annual installments varying to $22, expiring December 2002 through May 2009	4,329	1,797
Subordinated, convertible notes payable in connection with business acquired, bearing interest at 7.5%, due in monthly installments varying to $48, expiring on March 15, 2003. Convertible into Class A common stock of the Company, at the note holder's election, at the rate of one share of common stock for each $15.375 of the principal amount surrendered for conversion	4,110	2,419
Notes payable in connection with businesses acquired, bearing interest at 0%, discounted at 4.74% to 5.5%, due in monthly and quarterly installments varying to $375 through April 2005	2,847	3,665

	357,201	283,981
Less—Current Portion	6,690	6,436

	$350,511	$277,545

        The Revolver and the Term Loan credit facility agreements contain covenants that restrict dividends and stock repurchases, limit capital expenditures and annual operating lease payments, set minimum fixed charges, interest coverage and leverage ratios and positive quarterly profitable operations, as defined. For the year ended April 30, 2002, the Company considered its quarterly profitable operations measure to be the most restrictive. For the quarter ended April 30, 2001, the Company's compliance with the covenants was waived. The Revolver credit agreement requires the Company to pay a quarterly commitment fee of 0.50% on the full amount of the facility.

        Further advances were available under the Revolver in the amount of $44,985 and $83,276 as of April 30, 2001 and 2002, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $26,600 and $39,923 as of April 30, 2001 and 2002. As of April 30, 2001 and 2002 no amounts had been drawn under the outstanding letters of credit.

        The Company has entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt. The fair market value of the swaps is estimated at a loss of $6,900 and $8,225 as of April 30, 2001 and 2002, respectively.

        As of April 30, 2002, interest rate agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement
Bank A	$130,000	LIBOR	5.43–6.74%	January 2001 to March 2003
Bank B	$120,000	LIBOR	5.19–6.875%	April 2000 to April 2003

        As of April 30, 2002, debt matures as follows:

Fiscal Year
2003	$6,436
2004	2,365
2005	159,072
2006	1,452
2007	114,512
Thereafter	144

$283,981

        The Company is negotiating a new senior secured credit facility which will provide for a $150,000 term loan and a $175,000 revolving credit facility, for total aggregate borrowings of up to $325,000. The new credit facilities will be available to the Company contingent upon the closing of a senior subordinated note offering in the amount of $150,000. The net proceeds from the senior subordinated note offering and initial borrowings under the new senior secured credit facilities will be used to repay all outstanding amounts under its existing senior secured credit facilities, fees and expenses related to the new senior secured credit facilities and for general corporate purposes. There can be no assurance that these financings will be completed.

9.    COMMITMENTS AND CONTINGENCIES

(a)    Leases

        The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2002.

	Operating Leases	Capital Leases
Fiscal Year
2003	$5,013	$2,070
2004	4,260	1,297
2005	3,844	730
2006	3,350	535
2007	2,158	494
Thereafter	1,452	535

Total Minimum Lease Payments	$20,077	5,661

Less—amount representing interest		794

		4,867
Current maturities of capital lease obligations		1,816

Present value of long term capital lease obligations		$3,051

        The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2001 and 2002.

        The Company leases operating facilities and equipment under operating leases with monthly payments varying to $63.

        Total rent expense under operating leases charged to operations was $1,979, $2,649 and $5,787 for each of the fiscal years 2000, 2001 and 2002, respectively.

(b)    Investment in Waste to Energy Facilities

        Effective March 1, 2001, the Company acquired the remaining 16.25% minority interest in its majority owned subsidiary, Maine Energy, and sold all of its majority interest in the Penobscot Energy Recovery Company LP. Net proceeds for these transactions amounted to $12,011. Therefore, the Company now owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity.

        Maine Energy sells the electricity it produces to Central Maine Power ("Central Maine") pursuant to a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour ("kWh"), which escalates annually by 2% (8.32 cents per kWh as of April 30, 2002). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

        If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3,750 to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2002 was $22,500.

        The Company has met all of its kWh requirements under the power purchase agreement for the fiscal years 2000, 2001 and 2002.

        Under the terms of a waste handling agreement between certain municipalities and Maine Energy, the latter is obligated to make a payment at the point in time that Maine Energy pays off its debt obligations (as defined), currently estimated to occur between 2003 and 2005, or upon the consummation of an outright sale of Maine Energy. The estimated obligation has been recorded in other long-term liabilities as of April 30, 2002.

        Additionally, the Company owned 100% of Timber Energy Resources, Inc. ("Timber Energy"). Timber Energy uses biomass waste as its source of fuel to be combusted for the generation of electricity. Timber Energy also operates two wood processing facilities. Timber Energy sells the electricity that it generates to Florida Power Corporation ("Florida Power"), a local electric utility, under a power purchase agreement. Under the terms of the power purchase agreement, Florida Power has agreed to purchase all of the electricity generated by Timber Energy. Timber Energy was sold effective July 31, 2001.

(c)    Legal Proceedings

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

        During fiscal year 2002, the Company settled four lawsuits all of which had been previously provided for, thus having no effect on the Company's financial position.

        The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

(d)    Environmental Liability

        The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not presently aware of any situations that it expects would have a material adverse impact on the results of operations or financial condition.

(e)    Employment Contracts

        The Company has entered into employment contracts with four of its senior officers. Two contracts are dated December 8, 1999, while the other two are dated June 18, 2001 and July 20, 2001, respectively. Each contract has a three-year term and a two-year covenant not to compete from the date of termination. Total annual commitments for salaries under these contracts are $1,033. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for the payment of from one to three years of salary and bonuses.

10.  STOCKHOLDERS' EQUITY

(a)    Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. As of April 30, 2001 and 2002, the Company had 55,750 shares outstanding of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the Holders, at $14 per share. Dividends are cumulative at a rate of 5%, compounded quarterly. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon change in control of the Company.

        During the fiscal years 2001 and 2002, the Company accrued $1,970 and $3,010 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheet.

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

(c)    Stock Warrants

        At April 30, 2001 and 2002, the Company had outstanding warrants to purchase 250,880 and 227,530 shares, respectively, of the Company's Class A Common Stock at exercise prices between $0.01 and $43.63 per share, based on the fair market value of the underlying common stock at the time of the warrants' issuance. The warrants are exercisable and expire at varying times through November 2008.

(d)    Stock Option Plans

        During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the "1993 Option Plan") provided for the issuance of a maximum of 300,000 shares of Class A Common Stock. As of April 30, 2001, options to purchase 17,000 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61. As of April 30, 2002, options to purchase 15,000 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61. No further options may be granted under this plan.

        During 1994, the Company adopted a non-statutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the "1994 Option Plan") provided for the issuance of a maximum of 150,000 shares of Class A Common Stock. As of April 30, 2001 and 2002, options to purchase 15,000 shares of Class A common stock at a weighted average exercise price of $0.60 were outstanding under the 1994 Option Plan. No further options may be granted under this plan.

        In May 1994, the Company also established a nonqualified stock option pool for certain key employees. The plan, which was not approved by stockholders, established 338,000 stock options to purchase Class A common stock. As of April 30, 2001, options to purchase 302,656 shares of Class A common stock were outstanding at a weighted average exercise price of $2.00. As of April 30, 2002, options to purchase 264,000 shares of Class A common stock were outstanding at a weighted average exercise price of $2.00. No further options may be granted under this plan.

        During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2001, a total of 363,707 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $11.98. As of April 30, 2002, a total of 320,238 options to purchase Class A common Stock were outstanding at an average exercise price of $11.76. No further options may be granted under this plan.

        On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the "1997 Option Plan") provides for the issuance of 5,328,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2001, options to purchase 4,066,020 shares of Class A Common Stock at an average exercise price of $11.41 were outstanding under the 1997 Option Plan. As of April 30, 2002, options to purchase 3,404,628 shares of Class A Common Stock at a weighted average exercise price of $13.81 were outstanding under the 1997 Option Plan. As of April 30, 2002, 2,007,534 options were available for future grant under the 1997 Option Plan.

        Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 588,769 and 123,992 at April 30, 2001 and 2002, respectively, at weighted average exercise prices of $26.31 and $23.18, respectively. Upon assumption of this plan, entitled optionees under the KTI plan received one option to acquire one share of the Company's stock for every option held. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisistion.

        On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 100,000 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2001 and 2002, options to purchase 56,500 shares of Class A Common Stock at a weighted average exercise price of $16.00 and 94,000 shares of Class A Common Stock at a weighted average exercise price of $14.12, respectively, were outstanding under the 1997 Non-Employee Director Stock Option Plan. As of April 30, 2002, 6,000 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

        On July 2, 2001, the Company offered its employees, other than executive officers, the opportunity to ask the Company to exchange options having an exercise price of $12.00 or more per share. For every two eligible options surrendered, the participating option holders received one new option on February 4, 2002 at an exercise price of $12.75, which was equal to the closing price of a common share as quoted by NASDAQ on that day.

        Options generally vest over a one to three year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.

        Stock option activity for the fiscal years 2000, 2001 and 2002 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 1999	1,969,559	$17.65
Granted	1,402,000	16.27
Issued in Connection with the Acquisition of KTI	930,417	26.59
Terminated	(216,335)	(20.56)
Exercised	(168,901)	(2.05)

Outstanding, April 30, 2000	3,916,740	19.78
Granted	1,929,060	9.26
Terminated	(433,148)	(24.62)
Exercised	(3,000)	(8.69)

Outstanding, April 30, 2001	5,409,652	15.65
Granted	710,565	13.09
Surrendered under Exchange Program	(666,315)	(27.77)
Terminated	(802,009)	(20.56)
Exercised	(415,035)	(7.87)

Outstanding, April 30, 2002	4,236,858	$13.09

Exercisable, April 30, 2001	4,071,188	$16.44

Exercisable, April 30, 2002	3,811,775	$13.27

        Set forth below is a summary of options outstanding and exercisable as of April 30, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price	Number of Outstanding Options		Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$.60—$2.00	279,000	2.1	$1.92	279,000	$1.92
$4.61—$8.78	1,205,127	6.2	8.29	1,173,794	8.32
$10.00—$18.00	2,110,674	6.9	13.46	1,735,700	13.91
$18.01—$27.00	406,310	6.6	22.60	390,954	22.75
Over $27.00	235,747	2.0	31.13	232,327	31.11

Totals	4,236,858	6.1	$13.09	3,811,775	$13.27

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

        The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years 2000, 2001 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the fiscal years ended 2000, 2001 and 2002.

	April 30,
	2000	2001	2002
Risk free interest rate	5.81%—6.69%	4.85%—6.76%	4.03%—5.05%
Expected dividend yield	N/A	N/A	N/A
Expected life	5 Years	7 Years	5 Years
Expected volatility	67.37%	84.20%	65.00%

        The total value of options granted during the years ended April 30, 2000, 2001 and 2002 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

	Fiscal Year
	2000	2001	2002
Net income (loss) available to common stockholders
As reported	$11,050	$(103,505)	$4,471
Pro forma	$4,379	$(116,594)	$667
Diluted net income (loss) per share of common stock
As reported	$0.57	$(4.46)	$0.19
Pro forma	$0.23	$(5.03)	$0.03

        The weighted average grant date fair value of options granted during the fiscal years 2000, 2001 and 2002 is $3.30, $7.28 and $7.06, respectively.

11.  RESTRUCTURING

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

        During the fiscal year 2002, $3,676 was charged against the accrual. At April 30, 2002, the reversal of various prior year unrealized restructuring expenses netted with current year restructuring charges of $254, amounted to ($438). The remaining balance included in other accrued liabilities in the accompanying April 30, 2002 balance sheet amounts to $37.

12.  EMPLOYEE BENEFIT PLANS

        The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company may contribute up to $500 dollars per individual per calendar year. Participants vest in employer contributions ratably over a three-year period. Employer contributions for the fiscal years 2000, 2001 and 2002 amounted to $387, $434 and $406, respectively.

        In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600,000 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years 2000, 2001 and 2002, 6,616, 29,287 and 30,904 shares, respectively, of Class A Common Stock were issued under this plan.

13.  INCOME TAXES

        The provision (benefit) for income taxes from continuing operations for the fiscal years 2000, 2001 and 2002 consists of the following:

	April 30,
	2000	2001	2002
Federal—
Current	$4,912	$(1,036)	$(1,639)
Deferred	3,079	(2,935)	9,071
Deferred benefit of loss carryforwards	—	(5,721)	(4,049)

	7,991	(9,692)	3,383

State—
Current	1,791	(829)	565
Deferred	833	(1,068)	2,966
Deferred benefit of loss carryforwards	—	(1,142)	(1,027)

	2,624	(3,039)	2,504

Total	$10,615	$(12,731)	$5,887

        The differences in the provision for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes for the years ended April 30, 2000, 2001 and 2002 are as follows:

	Fiscal Year
	2000	2001	2002
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$7,632	$(32,978)	$6,200
State income taxes, net of federal benefit	1,706	(1,975)	1,628
Non-deductible impairment charge	—	12,825	—
Non-deductible goodwill	205	1,155	1,052
Losses on business dispositions	—	—	(2,072)
Equity in loss of unconsolidated entities	295	6,390	(390)
Other, net	777	1,852	(531)

	$10,615	$(12,731)	$5,887

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

        Deferred tax assets and liabilities consist of the following at April 30, 2001 and 2002:

	April 30,
	2001	2002
Deferred tax assets:
Accrued expenses and reserves	$16,293	$14,291
Basis difference in partnership interests	428	5,532
Amortization of intangibles	13,562	8,833
Unrealized loss on securities	—	3,727
Capital loss carryforward	—	1,900
Net operating loss carryforwards	35,931	38,672
Alternative minimum tax credit carryforwards	1,442	672
Other tax carryforwards	235	—
Other	875	1,534

Total deferred tax assets	68,766	75,161
Less: valuation allowance	(24,134)	(28,512)

Total deferred tax assets after valuation allowance	44,632	46,649

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(28,980)	(35,495)
Other	(2,378)	(1,739)

Total deferred tax liabilities	(31,358)	(37,234)

Net deferred tax asset (liability)	$13,274	$9,415

        At April 30, 2002, the Company has for income tax purposes Federal net operating loss carryforwards of approximately $90,255 that expire in years 2005 through 2022 and state net operating loss carryforwards of approximately $88,897 that expire in years 2003 through 2022. Substantial limitations restrict the Company's ability to utilize certain Federal and state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for approximately $38,386 of the Federal net operating loss carryforwards and $76,560 of the state net operating loss carryforwards. In addition, the Company has approximately $672 minimum tax credit carryforward available that is not subject to limitation.

        The $4,378 net increase in the valuation allowance is due to the addition of a valuation allowance for a capital loss carryforward generated in the current year and the increase in the basis difference for the investment in New Heights, less the expiration of certain state loss carryforwards and $3,156 reduction in Federal losses acquired through acquisitions and recorded as a reduction of goodwill. The Company reduced the valuation allowance for Federal losses due to higher estimates of future taxable income and due to a reduction of the limitation on a portion of the losses upon the sale of certain operations.

        The valuation allowance includes $15,690 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company's current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

14.  DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE, DIVESTITURES AND EXTRAORDINARY ITEM

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

        For the fiscal year 2001, the estimated loss on the disposal of the discontinued operations of $3,846, net of income tax benefit of $1,085, represents the estimated loss on the disposal of the assets of the discontinued operations and includes costs to sell, estimated loss on sale and a provision for losses during the phase-out period.

        The mulch recycling business was sold effective June 30, 2001. The Company's tire processing business was sold in September 2001 for cash consideration of $13,745. The Company retained a 19.9% interest in the new venture, which was valued at $3,080. The Company is accounting for its retained investment under the cost method. The commercial recycling center in Newark, New Jersey was sold effective April 18, 2002.

        Actual operating results of discontinued businesses for the fiscal year 2002 exceeded the original estimate by $599 (net of income tax provision of $408), and the actual loss on the sale of assets exceeded the estimate by $4,695 (net of income tax benefit of $565). Accordingly, the accompanying income statement for the year ended April 30, 2002 includes an additional loss on disposal of discontinued operations of $4,096.

        Net assets of discontinued operations at April 30, 2002 represent a commercial recycling facility that the company expects to sell in fiscal year 2003. Net assets of discontinued operations are stated at their expected net realizable values and have been separately classified in the accompanying balance sheets at April 30, 2001 and 2002 and consist of the following:

	April 30,
	2001	2002
Current assets	$8,407	$243
Non-current assets	18,949	2,204

Total assets	$27,356	$2,447

Current liabilities	$9,690	$828
Non-current liabilities	6,132	0

Total liabilities	$15,822	$828

Net assets of discontinued operations	$11,534	$1,619

        A summary of the operating results of the discontinued operations is as follows:

	Fiscal Year
	2000	2001
Revenues	$23,129	$48,607
(Loss) income before income taxes	3,355	(24,229)
(Benefit) provision for income taxes	1,471	(8,781)

(Loss) income from discontinued operations, net of income taxes	$1,884	$(15,448)

        The Company has included approximately $13,957 and $27,921 of intercompany sales of recyclables from the commercial recycling business to the brokerage business in loss on discontinued operations for the fiscal years 2000, and 2001, respectively. Intercompany sales of recyclables from the commercial recycling business to the brokerage business amounted to $13,259 for the year ended April 30, 2002.

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

        On July 31, 2001, the Timber Energy business was sold for approximately $15,000 in total consideration. The consideration comprised the buyer's assumption of debt, reimbursement of restricted cash funds, and a working capital adjustment, resulting in $10,691 cash.

        Consolidated net assets held for sale primarily consisted of cash, accounts receivable, inventories, property, plant and equipment, trade payables and bonds payable. At April 30 2001, assets and liabilities of the assets held for sale consisted of the following:

April 30, 2001
Current assets	$4,361
Non-current assets	12,508

Total assets	$16,869

Current liabilities	$4,165
Non-current liabilities	4,663

Total liabilities	$8,828

Net assets held for sale	$8,041

        Net assets held for sale was $0 at April 30, 2002.

Other Divestitures:

        A portion of the Company's 50% interest in New Heights was sold in September 2001 for consideration of $250. The Company retained an interest of 9.95% in the tire assets of New Heights, as well as financial obligations related solely to the New Heights power plant. In addition, the Company has an interest in certain notes granted by New Heights collectively valued at approximately $9,000, payment of which is contingent upon certain events. The Company will record the contingent consideration when the contingency is removed. The Company is accounting for its retained investment under the equity method.

        In October, 2001, the Company sold its Multitrade division for consideration of $6,893. The transaction resulted in a gain of $4,156 which is included in other income.

        In July, 2001, the Company sold its S&S Commercial division for consideration of $887. The transaction resulted in a gain of $692 which is included in other income.

Extraordinary Item:

        During fiscal year 2000, the Company paid off its existing revolving credit facility with a bank and incurred an extraordinary loss of $631 (net of tax benefit of $448), resulting from the write-off of related debt acquisition costs.

15.  EARNINGS PER SHARE

        The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year
	2000	2001	2002
Numerator:
Net income (loss) from continuing operations	$11,190	$(82,241)	$11,827
Less: preferred dividends	—	(1,970)	(3,010)

Net income (loss) available to common stockholders	$11,190	$(84,211)	$8,817

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,215	22,198	22,667
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(4,472)	3	(159)

Weighted average number of common shares used in basic EPS	18,731	23,189	23,496

Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	541	—	673

Weighted average number of common shares used in diluted EPS	19,272	23,189	24,169

        For the fiscal years 2000, 2001 and 2002, 2,033, 5,389 and 6,653, respectively, of common stock equivalents related to options, convertible debt, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive as the Company had reported a net loss.

16.  RELATED PARTY TRANSACTIONS

(a)    Services

        During fiscal years 2000, 2001 and 2002, the Company retained the services of a related party, a company wholly owned by two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years 2000, 2001 and 2002 were $5,338, $3,780 and $2,559, respectively, of which $23 and $0 were outstanding and included in accounts payable at April 30, 2001 and 2002, respectively.

(b)    Leases

        On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $18 and expire in April 2003. Total interest and amortization expense charged to operations for fiscal years 2000, 2001 and 2002 under these agreements was $179, $236 and $204, respectively.

(c)    Post-closure Landfill

        The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years 2000, 2001 and 2002, the Company paid $5, $7 and $6 respectively, pursuant to this agreement. As of April 30, 2001 and 2002, the Company has accrued $89 and $83 respectively, for costs associated with its post-closure obligations.

(d)    Transfer Station Lease

        In June 1994, the Company entered into a transfer station lease for a term of 10 years. The transfer station is owned by a current member of the Company's Board of Directors, who became a director upon the execution of the lease. Under the terms of the lease the Company agreed to pay monthly rent for the first five years at a rate of five dollars per ton of waste disposed of at the transfer station, with a minimum rent of $7 per month. Since June 1999, the monthly rent was lowered to a rate of two dollars per ton of waste disposed, with a minimum rent of $3 per month. Total lease payments for the fiscal years 2000, 2001 and 2002 were $54, $55 and $64, respectively.

(e)    Employee Loans

        As of April 30, 2001 and 2002, the Company has recourse loans to officers and employees outstanding in the amount of $1,953 and $1,105, respectively. The interest on these notes is payable upon demand by the company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (4.75% at April 30, 2002). Notes from officers consisted of $1,866 and $1,016 at April 30, 2001 and 2002, respectively, with the remainder being from employees of the Company.

(f)    The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber since the inception of the joint venture in July 2001 amounted to $2,513 and $2,303 for fiscal years 2001 and 2002, respectively.

17.  SEGMENT REPORTING

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

        The Company classifies its operations into Eastern, Central, Western and FCR Recycling. The Company's revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the FCR Recycling and brokerage segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, mainly residue recycling, major customer accounts and earnings from equity method investees, are included in Other.

	Eastern Region	Central Region	Western Region	FCR Recycling	Other	Eliminations	Total
Year Ended April 30, 2000
Outside revenues	$84,353	$97,807	$60,671	$46,034	$26,148	$—	$315,013
Inter-segment revenues	13,999	32,657	12,776	9,242	4,978	(73,652)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	1,259	14,793	5,227	3,190	(13,279)	—	11,190
Depreciation & amortization	11,692	13,992	7,847	1,228	3,584	—	38,343
Merger-related costs	1,101	—	389	—	—	—	1,490
Interest expense (net)	4,315	3,491	3,116	1,569	3,182	—	15,673
Capital expenditures	18,092	15,806	17,422	9,169	8,086	—	68,575
Total assets	377,724	127,749	112,237	91,870	150,890	—	860,470
Year Ended April 30, 2001
Outside revenues	$158,754	$99,305	$66,473	$108,903	$46,381	$—	$479,816
Inter-segment revenues	38,267	40,498	14,995	18,463	1,273	(113,496)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(3,876)	3,706	4,152	(49,780)	(36,443)	—	(82,241)
Depreciation & amortization	20,349	14,330	9,855	3,955	4,394	—	52,883
Impairment charge	1,948	7,765	49	49,857	—	—	59,619
Interest expense (net)	10,346	3,564	4,321	6,923	13,493	—	38,647
Capital expenditures	25,843	20,545	16,445	7,750	(9,065)	—	61,518
Total assets	283,967	126,617	112,882	80,984	81,843	—	686,293

Year Ended April 30, 2002
Outside revenues	$148,726	$95,305	$65,628	$93,703	$17,459	$—	$420,821
Inter-segment revenues	30,494	45,171	14,626	6,402	58	(96,751)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	1,944	18,744	1,125	(8,501)	(1,485)	—	11,827
Depreciation & amortization	20,825	13,073	10,192	4,105	2,501	—	50,696
Interest expense (net)	8,708	3,096	7,434	10,044	1,289	—	30,571
Capital expenditures	15,850	11,856	6,490	2,573	905	—	37,674
Total assets	265,388	115,140	104,479	69,788	66,246	—	621,041

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years 2001 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2001
Revenues	$141,080	$126,448	$112,705	$99,583
Operating (loss) income	14,056	14,135	10,788	(67,944)
(Loss) income from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	3,630	3,101	(13,419)	(88,284)
Net (loss) income available to common stockholders	3,319	364	(13,620)	(93,568)
Basic net (loss) income per common share	0.14	0.02	(0.58)	(4.04)
Diluted net (loss) income per common share	0.14	0.01	(0.58)	(4.04)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2002
Revenues	$112,341	$109,785	$101,189	$97,506
Operating income	11,517	12,441	8,228	9,566
Income from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	4,574	9,261	883	2,996
Net (loss) income available to common stockholders	1,474	3,789	(732)	(60)
Basic net (loss) income per common share	0.06	0.16	(0.03)	—
Diluted net (loss) income per common share	0.06	0.16	(0.03)	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information required with respect to changes in the Company's accountants was previously reported in the Current Report on Form 8-K of the Company filed on May 22, 2002 and in the Current Report on Form 8-K of the Company filed on June 18, 2002, and is incorporated by reference into this Annual Report on Form 10-K.

PART III

        Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of the Company which is set forth under "Executive Officers and Other Key Employees of the Company" in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under "Equity Compensation Plan Information" below) have been omitted from this Annual Report on Form 10-K, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this Annual Report on Form 10-K, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Equity Compensation Plan Information

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of April 30, 2002:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	3,921,866	$13.36	2,546,727	(3)
Equity compensation plans not approved by security holders	264,000	$2.00	—
Total	4,185,866	$12.64	2,546,727	(3)

(1)
This table excludes an aggregate of 123,992 shares issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of KTI, Inc. The weighted average exercise price of the excluded options is $23.18.

(2)
In addition to being available for future issuance upon exercise of options that may be granted after April 30, 2002, 2,007,534 shares under the Company's Amended and Restated 1997 Stock Incentive Plan, of the 2,546,727 reflected in column (c), may instead be issued in the form of restricted stock or other equity-based awards.

(3)
Includes 533,193 shares issuable under the Company's 1997 Employee Stock Purchase Plan, of which up to 50,000 are issuable in connection with the current offering period, which ended on June 30, 2002.

        A description of the material terms of the equity compensation plans not approved by the Company's security holders is included in Note 10 "Stockholders' Equity" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements included under Item 8:
Report of Independent Public Accountants
Consolidated Balance Sheets as of April 30, 2001 and 2002
Consolidated Statements of Operations for the fiscal years 2000, 2001 and 2002.
Consolidated Statements of Redeemable Convertible Preferred Stock, and Stockholders' Equity for the fiscal years 2000, 2001 and 2002.
Consolidated Statements of Cash Flows for the fiscal years 2000, 2001 and 2002.
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.
(b)	Reports on Form 8-K

During the quarter ended April 30, 2002 the Company filed no reports on Form 8-K. On May 22, 2002 and on June 14, 2002, the Company filed reports on Form 8-K under Item 4 thereof, relating to a change in the Company's accountants. On July 3, 2002, the Company filed a report on Form 8-K under Item 5 thereof, announcing: (i) its intention to sell $175.0 million of senior subordinated notes due 2012; (ii) its expectation of obtaining a new credit facility; and (iii) its financial results for the fourth quarter and the 2002 fiscal year and guidance on its expected performance for its 2003 fiscal year.
(c)	The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.
By:	/s/ JOHN W. CASELLA John W. Casella Chairman and Chief Executive Officer
Date: July 11, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. CASELLA John W. Casella	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 11, 2002
/s/ JAMES W. BOHLIG James W. Bohlig	President and Chief Operating Officer, Director	July 11, 2002
/s/ RICHARD A. NORRIS Richard A. Norris	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	July 11, 2002
/s/ DOUGLAS R. CASELLA Douglas R. Casella	Director	July 11, 2002
/s/ JOHN F. CHAPPLE III John F. Chapple III	Director	July 11, 2002
/s/ GREGORY B. PETERS Gregory B. Peters	Director	July 11, 2002
/s/ GEORGE J. MITCHELL George J. Mitchell	Director	July 11, 2002
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	July 11, 2002
/s/ D. RANDOLPH PEELER D. Randolph Peeler	Director	July 11, 2002

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. ("Casella"), KTI, Inc. ("KTI") and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
3.1	Amended and Restated Certificate of Incorporation of Casella (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8 of Casella as filed November 18, 1998 (file no. 333-67487)).
3.3	Second Amended and Restated By-Laws of Casella (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).
4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.1	1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.2	1994 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.3	1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.4	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.5	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).
10.6	1995 Registration Rights Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.7	Warrant to Purchase Common Stock of Casella granted to John W. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.8	Warrant to Purchase Common Stock of Casella granted to Douglas R. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.9	Amended and Restated Revolving Credit and Term Loan Agreement between the Registrant and BankBoston, dated as of January 12, 1998 (incorporated herein by reference to Exhibit 10.13 to the registration statement on Form S-1 of Casella as filed June 3, 1998 (file no. 333-55879)).

10.10	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.11	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.13	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.14	Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996 (incorporated herein by reference to Exhibit 10.21 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.15	Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996 (incorporated herein by reference to Exhibit 10.22 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.16	Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995 (incorporated herein by reference to Exhibit 10.23 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.17	Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).
10.18	Amendment No. 1 to Stock Option Agreement, dated as of May 12, 1999, by and between KTI, Inc. and the Registrant (incorporated herein by reference to the current report on Form 8-K of Casella as filed May 13, 1999 (file no. 000-23211)).
10.19	Power Purchase Agreement between Maine Energy Recovery Company and Central Maine Power Company dated January 12, 1984, as amended (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.20	Host Municipalities' Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.21	Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.22	Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995. (incorporated herein by reference to Exhibit 10.38 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
10.23	Non-Exclusive License to Use Technology between KTI and Oakhurst Technology, Inc. dated December 29, 1998 (incorporated herein by reference to Exhibit 4.5 to the current report on Form 8-K of KTI as filed January 15, 1999 (file no. 000-25490)).

10.24	Management Compensation Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.25	Management Compensation Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated December 8, 1999 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.26	Management Compensation Agreement between Casella Waste Systems, Inc. and Jerry S. Cifor dated December 8, 1999 (incorporated herein by reference to Exhibit 10.45 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.27	Management Compensation Agreement between Casella Waste Systems, Inc. and Martin J. Sergi dated December 8, 1999 (incorporated herein by reference to Exhibit 10.46 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.28	Management Compensation Agreement between Casella Waste Systems, Inc. and Ross Pirasteh dated December 8, 1999 (incorporated herein by reference to Exhibit 10.47 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.29	Preferred Stock Purchase Agreement, dated as of June 28, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.30	Registration Rights Agreement, dated as of August 11, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.31	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.32	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.33	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.34	Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated December 14, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.6 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.35	Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated February 22, 2001, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.54 to the annual report on Form 10-K of Casella for the year ended April 30, 2001 (file no. 000-23211)).
10.36	Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Consent, dated June 4, 2001, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.) (incorporated herein by reference to Exhibit 10.55 to the annual report on Form 10-K of Casella for the year ended April 30, 2001 (file no. 000-23211)).
10.37	KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.38	KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).

10.39	Management Compensation Agreement between Casella Waste Systems, Inc. and Charles E. Leonard dated June 18, 2001.
10.40	Management Compensation Agreement between Casella Waste Systems, Inc. and Richard Norris dated July 20, 2001.
10.41	US GreenFiber LLC Limited Liability Company Agreement, dated June 26, 2000, between U.S. Fiber, Inc. and Greenstone Industries, Inc.
10.42	Purchase Agreement, dated August 17, 2001, by and among Crumb Rubber Investors Co., LLC, Casella Waste Systems, Inc. and KTI Environmental Group, Inc.
10.43	Purchase Agreement, dated August 17, 2001, by and among New Heights Holding Corporation, KTI, Inc., KTI Operations, Inc. and Casella Waste Systems, Inc.
10.44	Form of Non-Plan Non-Statutory Stock Option Agreement as issued by Casella Waste Systems, Inc. to certain individuals as of May 25, 1994.
21.1	Subsidiaries of Casella Waste Systems, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.

        After reasonable efforts, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report in this Form 10-K and the Company has dispensed with the requirement under Section 7 of the Securities Act to file their consent in reliance on Rule 437(a) promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in this Form 10-K, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference or any omissions to state a material fact required to be stated therein.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

Our audit of the consolidated financial statements referred to in our report dated June 29, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the year ended April 30, 2002 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of the Company as of and for the years ended April 30, 2001 and 2000 was audited by other independent accountants whose report dated July 19, 2001 stated that the schedule presented fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 29, 2002

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts

        (in thousands)

	April 30,
	2000	2001	2002
Balance at beginning of period	$1,430	$5,371	$4,904
Additions—Charged to expense	1,790	3,105	(930)
Acquisition related	2,894	—	—
Deductions—Bad debts written off, net of recoveries	(743)	(3,572)	(3,188)

Balance at end of period	$5,371	$4,904	$786

Restructuring

        (in thousands)

	April 30,
	2000	2001	2002
Balance at beginning of period	$—	$—	$4,151
Additions—Charged to expense	—	4,151	(438)
Deductions—Amounts paid	—	—	(3,676)

Balance at end of period	$—	$4,151	$37

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Report of Independent Accountants
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE