Form 10-Q
period 2002-07-31
CASELLA WASTE SYSTEMS INC
filed 2002-09-06
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0338873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Greens Hill Lane, Rutland, Vermont	05701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (802) 775-0325

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 29, 2002:

Class A Common Stock	22,722,103
Class B Common Stock	988,200

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS	April 30, 2002	July 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$4,298	$995
Restricted cash	10,286	10,781
Accounts receivable - trade, net of allowance for doubtful accounts of $786 and $1,052	43,130	51,882
Notes receivable - officers/employees	1,105	1,108
Prepaid expenses	3,156	3,347
Inventory	2,410	3,196
Investments	62	25
Deferred income taxes	8,767	8,756
Net assets of discontinued operations	1,619	1,392
Other current assets	2,267	2,135
Total current assets	77,100	83,617

Property, plant and equipment, net of accumulated depreciation and amortization of $163,521 and $170,609	287,115	286,689
Goodwill, net	219,466	157,083
Other intangible assets, net	8,985	7,486
Restricted cash	2	—
Deferred income taxes	648	—
Investments in unconsolidated entities	26,865	27,066
Other non-current assets	860	1,819
	543,941	480,143

	$621,041	$563,760

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	April 30, 2002	July 31, 2002

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,436	$5,755
Current maturities of capital lease obligations	1,816	1,799
Accounts payable	23,690	30,976
Accrued payroll and related expenses	5,813	5,235
Accrued interest	1,481	1,547
Accrued income taxes	3,676	4,565
Accrued closure and post-closure costs, current portion	6,465	5,194
Other accrued liabilities	23,706	21,093
Total current liabilities	73,083	76,164

Long-term debt, less current maturities	277,545	275,791
Capital lease obligations, less current maturities	3,051	2,591
Accrued closure and post-closure costs, less current maturities	18,307	19,477
Minority interest	523	105
Deferred income taxes	—	460
Other long-term liabilities	11,006	11,014

Commitments and contingencies

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2002 and July 31, 2002, liquidation preference of $1,000 per share plus accrued but unpaid dividends	60,730	61,490

STOCKHOLDERS' EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,667,000 and 22,722,000 shares as of April 30, 2002 and July 31, 2002, respectively	227	227
Class B Common Stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(4,250)	(3,824)
Additional paid-in capital	272,697	272,364
Accumulated deficit	(91,888)	(152,109)
Total stockholders' equity	176,796	116,668

	$621,041	$563,760

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2001	2002

Revenues	$112,341	$115,901

Operating expenses:
Cost of operations	74,466	77,934
General and administration	13,727	14,394
Depreciation and amortization	12,631	12,055
	100,824	104,383
Operating income	11,517	11,518

Other (income)/expense, net:
Interest income	(280)	(76)
Interest expense	8,704	7,155
Income from equity method investments	(566)	(201)
Minority interest	(72)	(152)
Other expense/(income)	(843)	30
Other expense, net	6,943	6,756

Income before income taxes and cumulative effect of change in accounting principle	4,574	4,762
Provision for income taxes	2,147	2,158

Net income before cumulative effect of change in accounting principle	2,427	2,604
Cumulative effect of change in accounting principle (net of income tax benefit of $170 and $189)	(250)	(62,825)
Net (loss) income	2,177	(60,221)
Preferred stock dividend	703	759
Net (loss) income available to common stockholders	$1,474	$(60,980)

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended July 31,
	2001	2002
Earnings Per Share:
Basic:
Net income before cumulative effect of change in accounting principle	$0.07	$0.08
Cumulative effect of change in accounting principle, net	(0.01)	(2.65)

Net (loss) income per common share	$0.06	$(2.57)

Basic weighted average common shares outstanding	23,267	23,684

Diluted:
Net income before cumulative effect of change in accounting principle	$0.07	$0.08
Cumulative effect of change in accounting principle, net	(0.01)	(2.65)

Net (loss) income per common share	$0.06	$(2.57)

Diluted weighted average common shares outstanding	23,929	23,684

The accompanying notes are an integral part of these consolidated financial statements

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (in thousands)

	Three Months Ended July 31,
	2001	2002
Cash Flows from Operating Activities:
Net (loss) income	$2,177	$(60,221)

Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Depreciation and amortization	12,631	12,055
Cumulative effect of change in accounting principle, net	250	62,825
Income from equity method investments	(566)	(201)
Loss (gain) on sale of assets	(789)	4
Minority interest	(72)	(152)
Deferred income taxes	2,311	1,308
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	127	(8,752)
Accounts payable	1,594	7,286
Other assets and liabilities	4,493	(4,470)
	19,979	69,903
Net Cash Provided by Operating Activities	22,156	9,682

Cash Flows from Investing Activities:
Proceeds from divestitures, net of cash divested	8,008	—
Additions to property, plant and equipment	(9,142)	(11,337)
Proceeds from sale of equipment	636	110
Distributions from (advances to) unconsolidated entities	(2,591)	500
Other	(812)	—
Net Cash Used In Investing Activities	(3,901)	(10,727)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4,900	21,550
Principal payments on long-term debt	(37,934)	(24,462)
Proceeds from exercise of stock options	1,391	427
Net Cash Used In Financing Activities	(31,643)	(2,485)

Cash provided by (used in) discontinued operations	(4,213)	227

Net decrease in cash and cash equivalents	(17,601)	(3,303)
Cash and cash equivalents, beginning of period	22,001	4,298

Cash and cash equivalents, end of period	$4,400	$995

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for -
Interest	$10,714	$6,598
Income taxes, net of refunds	$(111)	$210

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company”) as of April 30, 2002 and July 31, 2002, the consolidated statements of operations for the three months ended July 31, 2001 and 2002 and the consolidated statements of cash flows for the three months ended July 31, 2001 and 2002 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2002.  These were included as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).  The results of the three months ended July 31, 2002 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2003.

2.             ADOPTION OF NEW ACCOUNTING STANDARDS

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized.  The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $62,825 (net of tax benefit of $189) was charged to earnings as a cumulative effect of a change in accounting principle.  The goodwill impairment is associated with the assets acquired by the Company in connection with its acquisition of KTI.  Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward.  The following schedule reflects net income for the three months ended July 31, 2001 and 2002 adjusted to exclude goodwill amortization and impairment charges.

	Three Months Ended July 31,
	2001	2002
Reported net (loss) income available to common stockholders	$1,474	$(60,980)
Goodwill impairment charge, net of taxes		62,825
Goodwill amortization	1,332	—
Adjusted net income available to common stockholders	$2,806	$1,845

Basic earnings per common share:
Reported net (loss) income available to common stockholders	$0.06	$(2.57)
Goodwill impairment charge, net of taxes		2.65
Goodwill amortization	0.06	—
Adjusted net income available to common stockholders	$0.12	$0.08

Diluted earnings per common share:
Reported net (loss) income available to common stockholders	$0.06	$(2.57)
Goodwill impairment charge, net of taxes		2.65
Goodwill amortization	0.06	—
Adjusted net income available to common stockholders	$0.12	$0.08

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets as of May 1, 2002.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of.  SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long lived assets that are to be disposed of by sale (including discontinued operations).  The adoption of this statement had no effect on the Company’s financial position or results of operations.  Under the transition provisions of SFAS No. 144, the Company’s accounting for and presentation of previously discontinued operations is not impacted.

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

The Company is a defendant in certain other lawsuits alleging various claims, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

During the quarter ended July 31, 2002, the Company settled no lawsuits.

4.             ENVIRONMENTAL LIABILITIES

The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not presently aware of any situations that it expects would have a material adverse impact.

5.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share on a basic and diluted basis for the three months ended July 31, 2001 and 2002:

	Three Months Ended July 31,
	2001	2002
Numerator:
Net income before cumulative effect of change in accounting principle	$2,427	$2,604
Less: Preferred dividends	(703)	(759)
Net income before cumulative effect of change in accounting principle available to common stockholders	$1,724	$1,845

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,384	22,722
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(105)	(26)
Weighted average number of common shares used in basic EPS	23,267	23,684
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	662	—
Weighted average number of common shares used in diluted EPS	23,929	23,684

For the three months ended July 31, 2001 and 2002, 7,713 and 8,899 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

6.             COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive loss for the three months ended July 31, 2002 is as follows:

Three Months Ended July 31, 2002
Net loss	$(60,980)

Other comprehensive income	426

Comprehensive loss	$(60,554)

The components of other comprehensive income for the three months ended July 31, 2002 are shown as follows:

	Three Months Ended July 31, 2002
	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period, net	$(37)	$—	$(37)
Change in fair value of interest rate swaps and commodity hedges during period, net	779	316	463

	$742	$316	$426

7.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing interest payments under the credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Investments and Hedging Activities.  The Company has six interest rate swaps outstanding, expiring at various times between January and April 2003 with an aggregate notional amount of $250 million.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133.  As of July 31, 2002 the fair value of these swaps was an obligation of $6,910, with the net amount (net of taxes of $2,780) recorded as an unrealized loss in other comprehensive loss. The estimated net amount of the existing losses as of July 31, 2002 included in accumulated other comprehensive loss expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $6,910.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.   The Company has eleven commodity hedge contracts outstanding, one of which hedged commodity volumes for the quarter ended July 31, 2002.  These contracts expire between August 2003 and August 2005.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133.  As of July 31, 2002 the fair value of these hedges was an obligation of $95, with the net amount (net of taxes of $39) recorded as an unrealized loss in other comprehensive loss.

On December 2, 2001, Enron Corporation (“Enron”), filed for Chapter 11 bankruptcy protection.  As a result of the filing, the Company executed the early termination provisions provided under the forward contracts for which Enron was the counterparty, and the Company filed a claim with the bankruptcy court.  Deferred gains of approximately $400, net of tax, related to the Company’s terminated contracts with Enron were included in accumulated other comprehensive loss, and will be reclassified into earnings as the original hedged transactions settle.  Additionally, the Company agreed with its equity method investee, US GreenFiber LLC (“GreenFiber”), to include GreenFiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between GreenFiber and the Company on terms identical to those with Enron.  Subsequent changes in the fair value of these commodity contracts ($186 as of July 31, 2002) will be reflected in earnings until their March 2003 termination.

8.             SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials.  Ancillary operations, mainly residue recycling, major customer accounts and investments in unconsolidated entities, are included in Other.

Three Months Ended July 31, 2001 (1):	Eastern Region	Central Region	Western Region	FCR Recycling	Other
Outside revenues	$39,080	$25,746	$17,636	$23,503	$6,376
Inter-segment revenues	7,808	12,458	4,507	4,197	57
Net income (loss) before cumulative effect of change in accounting principle	653	5,271	979	(2,312)	(2,164)
Total assets	$265,388	$115,140	$104,479	$69,788	$66,246

	Eliminations	Total
Outside revenues	$—	$112,341
Inter-segment revenues	(29,027)	—
Net income before cumulative effect of change in accounting principle	—	2,427
Total assets	$—	$621,041

Three Months Ended July 31, 2002:	Eastern Region	Central Region	Western Region	FCR Recycling	Other
Outside revenues	$39,127	$25,358	$17,325	$30,347	$3,744
Inter-segment revenues	9,725	12,397	3,894	3,786	—
Net income (loss) before cumulative effect of change in accounting principle	(379)	5,436	1,072	(194)	(3,331)
Total assets	$215,029	$115,117	$105,629	$63,973	$64,012

	Eliminations	Total
Outside revenues	$—	$115,901
Inter-segment revenues	(29,802)	—
Net income before cumulative effect of change in accounting principle	—	2,604
Total assets	$—	$563,760

(1)  Segment data for the quarter ended July 31, 2001 has been restated to conform to the classification of data for the current fiscal year.

9.             DISCONTINUED OPERATIONS

At the end of fiscal year 2001, the Company adopted a formal plan to dispose of its Tire Processing, Commercial Recycling and Mulch Recycling businesses (herein “discontinued businesses”).  The Company has accounted for planned dispositions in accordance with APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and accordingly, discontinued businesses are carried at estimated net realizable value less costs to be incurred through the date of disposition.

Net assets of discontinued operations at July 31, 2002 represent a commercial recycling facility that the company expects to sell in fiscal year 2003. Net assets of discontinued operations are stated at their expected net realizable value and have been separately classified in the accompanying balance sheets.

10.          NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning May 1, 2003.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 is effective January 1, 2003. Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and No. 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of  August 29, 2002, the Company owned and/or operated five Subtitle D landfills, one landfill permitted to accept construction and demolition materials, 35 solid waste collection operations, 32 transfer stations, 40 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $112.3 million for the three months ended July 31, 2001 to $115.9 million for the three months ended July 31, 2002.  From May 1, 2001 through April 30, 2002, the Company acquired four solid waste collection, transfer and disposal operations all of which were accounted under the purchase method of accounting for business combinations.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included together with those of the Company’s from the actual dates of the acquisitions and materially affect the period-to-period comparisons of the Company’s historical results of operations.  Between May 1, 2002 and July 31, 2002 the Company acquired no such businesses.

Forward Looking Statements

This Form 10-Q and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company’s officers or its agents, may contain forward–looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, with respect to, among other things, the Company’s future revenues, operating income, or earnings per share.  Without limiting the foregoing, any statements contained in this Form 10–Q that are not statements of historical fact may be deemed to be forward–looking statements, and the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward–looking statements.  There are a number of important factors of which the Company is aware that may cause the Company’s actual results to vary materially from those forecasted or projected in any such forward–looking statement, certain of which are beyond the Company’s control.  These factors include, without limitation, those outlined below in the section entitled “Certain Factors That May Affect Future Results”.  The Company’s failure to successfully address any of these factors could have a material adverse effect on the Company’s results of operations.

General

Revenues

The Company’s revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues include revenues from commercial brokerage operations.

Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana–Pacific, and accordingly, since that date has recognized half of the joint venture’s net income/(loss) on the equity method in its results of operations.  Also in the “Other” segment, the Company has ancillary revenues including residue recycling, major customer accounts and investments in unconsolidated entities.

The Company’s revenues are shown net of intercompany eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  The decrease in the Company’s collection revenues as a percentage of revenues during the current quarter is primarily due to the effects of volume decreases.  The increase in the Company’s recycling and brokerage revenues as a percentage of revenue during the current quarter is due to higher average recyclable commodity prices and volumes.  The decrease in the Company’s other revenues as a percentage of revenues during the current fiscal year is primarily attributable to divestitures made since the quarter a year ago.

	% of Revenues (1) Three Months Ended July 31,
	2001	2002
Collection	46.5%	44.2%
Landfill/disposal facilities	13.3	13.5
Transfer	11.4	11.3
Recycling	12.7	15.3
Brokerage	13.2	15.6
Other	2.9	0.1
Total revenues	100.0%	100.0%

(1)  Percentages of total revenues for the quarter ended July 31, 2001 have been restated to conform with classification of revenues attributable to services provided in the current fiscal year.

Operating Expenses

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker’s compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties.  Cost of operations also includes a provision for closure and post-closure expenditures anticipated to be incurred in the future, and leachate treatment and disposal costs.

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  The Company depreciates all fixed and intangible assets, excluding non-depreciable land, down to a zero net book value, and does not apply a salvage value to any fixed assets.

The Company capitalizes certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering costs.  The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful.  Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.  The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future.  The Company has provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of its landfills (generally for a term of 30 years after final closure) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that the Company’s financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s Consolidated Financial Statements bear in relation to revenues.

	Three Months Ended July 31,
	2001	2002
Revenues	100.0%	100.0%
Cost of operations	66.3	67.2
General and administration	12.2	12.4
Depreciation and amortization	11.2	10.4
Operating income	10.3	10.0
Interest expense, net	7.6	6.1
Income from equity method investments, net	(0.5)	(0.2)
Other (income)/expenses, net	(0.8)	(0.1)
Provision for income taxes	1.8	1.9
Net income before cumulative effect of change in accounting principle	2.2%	2.3%

Adjusted EBITDA (1)	21.6%	20.5%

(1) See discussion and computation of Adjusted EBITDA below.

Revenues.  Revenues increased $3.6 million, or 3.2% to $115.9 million in the quarter ended July 31, 2002 from $112.3 million in the quarter ended July 31, 2001.  The revenue increase in the quarter is mainly attributable to higher average recyclable commodity prices and volumes which accounted for $7.4 million, partially offset by a decrease in revenues from businesses divested amounting to $4.0 million.  Revenues from the rollover effect of acquired businesses accounted for $0.4 million in the quarter.  The core solid waste business reflected a net decrease of $0.2 million, as the successful price increase program was more than offset by lower volume.

Cost of operations.  Cost of operations increased $3.4 million or 4.7% to $77.9 million in the quarter ended July 31, 2002 from $74.5 million in the quarter ended July 31, 2001.  Cost of operations as a percentage of revenues increased to 67.2% in the quarter ended July 31, 2002 from 66.3% in the prior year.  This increase mainly arose from higher volumes of recyclable material purchases.

General and administration.  General and administration expenses increased $0.7 million, or 4.9% to $14.4 million in the quarter ended July 31, 2002 from $13.7 million in the quarter ended July 31, 2001, and increased as a percentage of revenues to 12.4% in the quarter ended July 31, 2002 from 12.2% in the quarter ended July 31, 2001.  The increase in general and administration expenses was primarily the result of increased legal costs associated with ongoing lawsuits.

Depreciation and amortization.  Depreciation and amortization expense decreased $0.5 million, or (4.6)%, to $12.1 million in the quarter ended July 31, 2002 from $12.6 million in the quarter ended July 31, 2001.  While depreciation expense remained relatively constant between periods, the decrease was primarily attributable to the reduction in goodwill amortization as a result of adopting SFAS 142.  Depreciation and amortization expense as a percentage of revenue decreased to 10.4% in the quarter ended July 31, 2002 from 11.2% in the quarter ended July 31, 2001 which resulted from the decrease in goodwill amortization expense and higher levels of revenue.

Interest expense, net.  Net interest expense decreased $1.3 million, or (16.0)% to $7.1 million in the quarter ended July 31, 2002 from $8.4 million in the quarter ended July 31, 2001.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year.  Interest expense, as a percentage of revenues decreased to 6.1% in the quarter ended July 31, 2002 from 7.6% in the quarter ended July 31, 2001.

Income from equity method investments.  Income in the quarters ended July 31, 2002 and 2001 was from income recorded at U.S. GreenFiber LLC (“GreenFiber”), the Company’s 50% owned joint venture.  The decline in the quarter is due to higher prices for old newspaper, the basic raw material.

Minority interest.  For the quarters ended July 31, 2002 and 2001, this amount represented the minority owners’ interest in the Company’s majority owned subsidiary American Ash Recycling of Tennessee, Ltd.

Other( income)/expenses.  Other expense increased $0.9 million in the quarter ended July 31, 2002 to $0.1 million compared to other income of $0.8 million in the quarter ended July 31, 2001.  This change is primarily attributable to gain on the sale of S&S Commercial recognized in the quarter ended July 31, 2001.

Provision (benefit) for income taxes.  Provision for income taxes was $2.1 million for the quarters ended July 31, 2002 and 2001.  The effective tax rate decreased to 45.3% in the quarter ending July 31, 2002 from 46.9% in the quarter ended July 31, 2001 primarily due to the decrease in nondeductible goodwill amortization.

Cumulative effect of change in accounting principle.  The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $62.8 million (net of tax benefit of $0.2 million) was charged to earnings in the quarter ended July 31, 2002 as a cumulative effect of change in accounting principle.  In the quarter ended July 31, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in a charge to earnings as a cumulative effect of change in accounting principle in the amount of $0.3 million (net of tax benefit of $0.2 million) for the portion of interest rate swap hedges determined to be ineffective.

Adjusted EBITDA

Adjusted EBITDA represents operating income plus depreciation and amortization expense, impairment charges, restructuring charges, legal settlements, other miscellaneous charges and merger-related costs less minority interest.  Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, GAAP.

	Three Months Ended July 31,
	2001	2002
Operating income	$11,517	$11,518
Depreciation and amortization	12,631	12,055
Minority interest	72	152
Adjusted EBITDA	$24,220	$23,725

EBITDA as a percentage of revenues	21.6%	20.5%

Analysis of the factors contributing to the change in adjusted EBITDA is included in the discussions above.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $0.3 million at April 30, 2002 compared to net working capital of $6.5 million at July 31, 2002.  Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the increase were higher trade receivable balances, lower current closure/post-closure accruals and lower interest rate swap obligations.

The Company has a $399.3 million revolving line of credit with a group of banks for which Fleet Bank, N.A. is acting as agent. This line of credit consists of a $280 million Senior Secured Revolving Credit Facility (“Revolver”) and a $119.3 million Senior Secured Delayed Draw Term “B” Loan (“Term Loan”).  This line of credit is secured by all assets of the Company, including the Company’s interest in the equity securities of its subsidiaries.  The Revolver matures in December 2004 and the Term Loan matures in December 2006.  Funds available to the Company under the Revolver were approximately $77.6 million at July 31, 2002, subject to the Company's ability to meet certain borrowing conditions.

Net cash provided by operating activities amounted to $9.7 million for the three months ended July 31, 2002 compared to $22.2 million for the same period of the prior fiscal year.  The decrease is primarily due to the change in the Company’s working capital: primarily higher trade receivables and lower accruals.

Net cash used in investing activities was $10.7 million for the three months ended July 31, 2002 compared to $3.9 million for the same period of the prior fiscal year.  The increase in cash used in investing activities is primarily due to higher capital expenditures as well as a reduction in proceeds received from divestitures compared to the three months ended July 31, 2001.

Net cash used in financing activities was $2.5 million for the three months ended July 31, 2002 compared to $31.7 for the same period of the prior fiscal year.  This decrease was primarily due to the Company, in the prior period, paying down debt from the proceeds from divestitures and the utilization of cash and working capital.

During the quarter ended July 31, 2002 the Company was engaged in negotiating a new senior secured credit facility which would provide for a $150.0 million term loan and a $175.0 million revolving credit facility, for total aggregate borrowings of up to $325.0 million.  The new credit facilities would be available to the Company contingent upon the closing of a senior subordinated note offering in the amount of $150.0 million.  The Company conducted a road show for potential purchasers of these notes in the quarter ended July 31, 2002.  The net proceeds from the senior subordinated note offering and initial borrowings under the new senior secured credit facilities would be used to repay all outstanding amounts under the Company’s existing senior secured credit facilities, fees and expenses related to the new senior secured credit facilities and for general corporate purposes.  The Company has suspended its negotiations for a new credit facility and its offering of senior subordinated notes, pending an improvement in general market conditions.  Financing costs, estimated to be $900 and consisting primarily of commitment fees, have been deferred pending the finalization of the senior subordinated note offering and the closing of the new credit facilities. There can be no assurance that these financings will be completed.

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on the Company’s operations. Consistent with industry practice, most of the Company’s contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.  The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation.

The Company’s business is located mainly in the eastern United States.  Therefore, the Company’s business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions.  The Company is unable to forecast or determine the timing and /or the future impact of a sustained economic slowdown.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning May 1, 2003.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 is effective January 1, 2003.  Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and No. 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward–looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

The Company’s increased leverage may restrict its future operations and impact its ability to make future acquisitions.

As a result of the acquisition of KTI and the increase in the Company’s credit facility, the Company’s indebtedness increased substantially. In addition, the Company’s indebtedness would increase further in the event of the closing of a new credit facility on the terms described elsewhere in this 10-Q and the completion of an offering of its senior subordinated notes. This increased indebtedness has resulted in increased borrowing costs, which have adversely impacted the Company’s operating results and may adversely affect the Company’s operating results in the future. The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

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

The Company’s ability to achieve the benefits it anticipates from acquisitions, including cost savings and operating efficiencies, depends in part on its ability to successfully integrate the operations of such acquired businesses with its operations. The integration of acquired businesses and other assets may require significant management time and Company resources. If the Company is unable to efficiently manage the integration process, the Company’s financial condition and results of operations could be materially adversely affected.

In addition, the process of acquiring or developing additional disposal capacity is lengthy, expensive and uncertain. The disposal capacity at the Company’s existing landfills is limited by the remaining available volume at landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills. The Company typically reaches or approximates its daily and annual maximum permitted disposal capacity at all of its landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of its waste stream will be limited and it will be required to utilize the disposal facilities of its competitors.

The Company’s ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of its stock price.

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under credit facilities, the issuance of shares of the Company’s Class A common stock and/or seller financing. The Company cannot assure you that it will have sufficient existing capital resources or that it will be able to raise sufficient additional capital resources on terms satisfactory, if at all, in order to meet its capital requirements for such acquisitions.  The Company has suspended its negotiations for a new credit facility and its offering of senior subordinated notes, pending an improvement in general market conditions.  There can be no assurance that the Company will successfully complete this refinancing of its indebtedness.  If it is not successful, the Company will not have the flexibility to finance acquisitions to the same extent that the new financing facilities would bring.

The Company also believes that a significant factor in its ability to close acquisitions will be the attractiveness of the Company’s Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company’s Class A common stock compared to the equity securities of the Company’s competitors. The trading price of the Company’s Class A common stock on the Nasdaq National Market has affected and could in the future materially adversely affect its acquisition program.

Environmental regulations and litigation could subject the Company to fines, penalties, judgments and limitations on its ability to expand.

The Company is subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and likely will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. For example, the Company’s waste-to-energy and manufacturing facilities are subject to regulations limiting discharges of pollution into the air and water, and its solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If the Company is not able to comply with the requirements that apply to a particular facility or if it operates without necessary approvals, it could be subject to civil, and possibly criminal, fines and penalties, and may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. The Company may not have sufficient insurance coverage for its environmental liabilities. Those costs or actions could have a material adverse effect upon the Company’s business, financial condition and results of operations.

Environmental and land use laws may also impact the Company’s ability to expand and, in the case of its solid waste operations, may dictate those geographic areas from which it must, or, from which it may not, accept waste. Those laws and regulations may also limit the overall size and daily waste volume that may be accepted by a solid waste operation. If the Company is not able to expand or otherwise operate one or more of its facilities profitably because of limits imposed under environmental laws, the Company may be required to increase its utilization of disposal facilities owned by third parties or reduce overall operations, and if so, its business, financial condition and results of operations could suffer a material adverse effect.

The Company has historically grown and intends to continue to grow through acquisitions, and has tried and will continue to try to evaluate and address environmental risks and liabilities presented by newly acquired businesses. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than the Company anticipates. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than the Company expects, or that the Company will fail to identify or fully appreciate an existing liability before it becomes legally responsible to address it. Some of the legal sanctions to which the Company could become subject could cause it to lose a needed permit, or prevent it from or delay it in obtaining or renewing permits to operate its facilities. The number, size and nature of those liabilities could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operating program depends on its ability to operate and expand the landfills it owns and leases and to develop new landfill sites. Localities where the Company operates generally seek to regulate some or all landfill operations, including siting and expansion of operations. The Company cannot assure that the laws adopted by municipalities in which landfills are located will not have a material adverse effect on the utilization of its landfills or that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of any of its current landfills once their remaining disposal capacity has been consumed. If the Company is unable to develop additional disposal capacity, its ability to achieve economies from the internalization of its waste stream will be limited and it will be required to utilize the disposal facilities of its competitors.

In addition to the costs of complying with environmental laws and regulations, the Company incurs costs defending against environmental litigation brought by governmental agencies and private parties. The Company is, and also may be in the future, defendants in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. A significant judgment against the Company could have a material adverse effect upon the Company’s business, financial condition and results of operations.

The Company’s operations would be adversely affected if it does not have access to sufficient capital.

The Company’s ability to remain competitive and sustain its operations depends in part on cash flow from operations and access to capital. The Company intends to fund its cash needs primarily through cash from operations and borrowings under credit facilities. However, the Company may require additional equity and/or debt financing for debt repayment obligations and to fund the Company’s growth and operations. In addition, if the Company undertakes more acquisitions or further expands its operations, the Company’s capital requirements may increase.  The Company cannot assure you that it will have access to the amount of capital that it requires from time to time, on favorable terms or at all.  There can be no assurance that the Company will successfully complete the refinancing of its indebtedness on the terms described elsewhere in this 10-Q.

The Company’s results of operations could continue to be adversely affected by changing prices or market requirements for recyclable materials.

The Company’s results of operations have been and may continue to be materially adversely affected by changing purchase or resale prices or market requirements for recyclable materials. The Company’s recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond the Company’s control. These changes have in the past contributed, and may continue to contribute, to significant variability in the Company’s period-to-period results of operations.

Some of the Company’s subsidiaries involved in the recycling business use long-term supply contracts with customers with floor price arrangements to minimize the commodity risk for recyclable materials, particularly waste paper and aluminum metals. Under these contracts, the Company’s subsidiaries obtain a guaranteed minimum floor price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the minimum price. These contracts are generally with large domestic companies, which use the recyclable materials in their manufacturing processes. Any failure to continue to secure long-term supply contracts with minimum price arrangements, or a breach by customers of one or more of these contracts could reduce recycling revenues and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business is geographically concentrated and is therefore subject to regional economic downturns.

The Company’s operations and customers are principally located in the eastern United States. Therefore, the Company’s business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and severe weather conditions. In addition, as the Company expands its existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of the Company’s business will increase. The costs and time involved in permitting and the scarcity of available landfills will make it difficult for the Company to expand vertically in these markets. The Company cannot assure you that it will lessen its regional geographic concentration through any other acquisitions.

Maine Energy may be required to make a payment in connection with the payoff of the Maine Energy bonds and limited partner loans earlier than the Company has anticipated and which may exceed the amount of the liability the Company recorded in connection with the KTI acquisition.

Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, 13 other municipalities and the Company’s subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds financing Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy. In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to 18% of such amount. The Company cannot assure you that its estimate of the fair market value of Maine Energy will prove to be accurate, and in the event the Company has underestimated the value of Maine Energy, it could be required to recognize unanticipated charges, in which case the Company’s financial condition and results of operations could be materially adversely affected.

In connection with these waste handling agreements, the cities of Biddeford and Saco and the additional 13 municipalities that were parties to the agreements have filed lawsuits in the State of Maine seeking the residual cancellation payments and alleging, among other things, the Company’s breach of the waste handling agreement for the Company’s failure to pay the residual cancellation payments in connection with the KTI merger, failure to pay off limited partner loans in accordance with the terms of the agreement and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all relevant transactions since May 3, 1996. If the plaintiffs are successful in their claims against the Company and damages are awarded, the Company’s business, financial condition and results of operations could be materially adversely affected.

The Company may not be able to effectively compete in the highly competitive solid waste services industry.

The solid waste services industry is highly competitive, has undergone a period of rapid consolidation and requires substantial labor and capital resources. Some of the markets in which the Company competes or will likely compete are served by one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of the Company’s competitors have significantly greater financial and other resources than the Company does. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may either require the Company to reduce the pricing of its services or result in the Company’s loss of business.

As is generally the case in the industry, some municipal contracts are subject to periodic competitive bidding. The Company cannot assure you that it will be the successful bidder to obtain or retain these contracts. If the Company is unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, the Company’s business, financial condition and results of operations could be materially adversely affected.

In the Company’s solid waste disposal markets it also competes with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because user fees or similar charges, tax revenues and tax-exempt financing may be more available to them than to the Company.

The Company’s  insulation manufacturing joint venture competes with other parties, some of which have substantially greater resources than  does, which they could use for product development, marketing or other purposes to the Company’s detriment.

The Company’s results of operations and financial condition may be negatively affected if it inadequately accrues for closure and post-closure costs.

The Company has material financial obligations relating to closure and post-closure costs of its existing landfills and will have material financial obligations with respect to any disposal facilities which it may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, it owns four unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of its owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company cannot assure you that its financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in fuel costs could affect the Company’s operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel may increase its operating expenses and have a material adverse effect upon its business, financial condition and results of operations.

The Company could be precluded from entering into contracts or obtaining permits if it is unable to obtain third party financial assurance to secure its contractual obligations.

Municipal solid waste collection and recycling contracts, obligations associated with landfill closure and the operation and closure of waste-to-energy facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure the Company’s contractual performance. If the Company is unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair its ability to secure future contracts conditioned upon the contractor having adequate insurance coverage. Accordingly, the Company’s failure to obtain financial assurance bonds, letters of credit or other means of financial assurance or to maintain adequate insurance could have a material adverse effect on its business, financial condition and results of operations.

The Company may be required to write-off capitalized charges in the future, which could adversely affect its earnings.

Any charge against earnings could have a material adverse effect on the Company’s earnings and the market price of its Class A common stock. In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to its acquisitions, pending acquisitions, landfills and development projects. From time to time in future periods, the Company may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise, relating to (1) any operation that is permanently shut down or has not generated or is not expected to generate sufficient cash flow, (2) any pending acquisition that is not consummated, (3) any landfill or development project that is not expected to be successfully completed, and (4) any goodwill or other intangible assets that are determined to be impaired. The Company has incurred such charges in the past.

The seasonality of the Company’s revenues could adversely impact its financial condition.

The Company’s transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because: (1) the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and (2) decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the winter ski industry. Since certain of the Company’s operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs to the Company’s operations.

The Company’s recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. The Company’s cellulose insulation joint venture experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of Class B common stock are entitled to ten votes per share and the holders of Class A common stock are entitled to one vote per share. At August 29, 2002, an aggregate of 988,200 shares of Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company's Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on August 29, 2002, the shares of Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 31.1% of the aggregate voting power of the Company’s stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $250 million of long-term debt has been fixed through six interest rate swaps. The Company has interest rate risk relating to approximately $26.1 million of long-term debt at July 31, 2002.  The average interest rate on the variable rate portion of long-term debt was approximately 4.375% for the quarter.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points; it would have an approximate interest expense change of $0.1 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company’s commodity exposure, the Company has entered into eleven commodity hedging agreements that had been authorized pursuant to the Company’s policies and procedures.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  If commodity prices were to change by 10%, the impact on the Company’s operating margin is estimated at $0.6 million for the quarter reported.

On December 2, 2001, Enron Corporation (“Enron”) filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts for which Enron was the counterparty, and the Company filed a claim with the bankruptcy court.  Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between GreenFiber and the Company on terms identical to those with Enron.  Subsequent changes in the fair value of these commodity contracts ($0.2 million as of July 31, 2002) will be reflected in earnings until their March 2003 termination.

Deferred gains of approximately $0.4 million, net of tax, related to the Company’s terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.

ITEM 4.     CONTROLS AND PROCEDURES

Not Applicable.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, NCES, was a party to an appeal against the Town of Bethlehem, New Hampshire (“Town”) before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES’s landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town has continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage II, Phase II. Additionally, the Town has asserted such jurisdiction with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000 following approval by the New Hampshire Department of Environmental Services (“DHES”), as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion for which the Company has filed an application with DHES. A hearing on the Company’s motion to dismiss certain counterclaims took place on August 21, 2002 and a ruling is expected in 30 days.  A mediation conference is scheduled for October 18, 2002 and trial is currently scheduled to commence in December 2002. The Company believes that the State Supreme Court’s denial of the town’s appeal last year and DHES’ approval of the Company’s landfill operations provide adequate authority for the Company to operate. However, there can be no guarantee the Company will prevail, or will be able to continue, or to expand, current operations in accordance with the Company’s plans, which could have a material adverse effect on the Company’s financial position or results of operations.

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett, who were KTI’s principal officers.  The complaint purported to be on behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999.  The complaint alleged that the defendants made unspecified misrepresentations regarding KTI’s financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The plaintiffs seek undisclosed damages.  On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999.  The Company filed a motion to dismiss.  On October 1, 2001, the court partially granted the motion, dismissing the Company, but not KTI, Pirasteh, Sergi or Garrett as defendants.  A settlement conference is scheduled for September 20, 2002.  The Company is defending the claims against the remaining defendants.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York.  On or about April 1999, the New York State Department of Labor alleged that the company should have paid prevailing wages in connection with the labor associated with such activities.  The Company has disputed the allegations and the State has scheduled a hearing for September 16, 2002 on the liability issue, the result of which will determine if a hearing on damages is warranted.  The Company continues to explore settlement possibilities with the State.  The Company believes it has meritorious defenses to these claims.

On or about July 2, 2001, the Company was served with a complaint filed in New York State Supreme Court, Erie County, as one of over twenty defendants named in a toxic tort lawsuit filed by residents surrounding three sites in Cheektowaga, New York known as the Buffalo Crushed Stone limestone quarry, the Old Land Reclamation inactive landfill and the Schultz landfill.  The Company is alleged to have liability as a result of our airspace agreement at the Schultz landfill, which is a permitted construction and demolition landfill.  Plaintiffs claim property damages and some personal injuries based on alleged nuisance conditions arising out of these facilities and seek compensatory damages in excess of $3.0 million, punitive damages of $10.0 million and injunctive relief.  The Company believes it has meritorious defenses to these claims.

On or about November 7, 2001, The Company’s subsidiary New England Waste Services of ME, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al.  The complaint seeks injunctive relief to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover.  On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule.  Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project.  Additionally, the Company has cross-claimed against other named defendants seeking indemnification and contribution.  The Company believes it has meritorious defenses to these claims.

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the Cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with the Company’s merger with KTI, and (2) processing amounts of waste above contractual limits without notice to the City.  On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy, and other subsidiaries.  The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment which Saco alleges is due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off the limited partner loans in accord with the terms of the agreement.  The complaint also seeks a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy.  On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) the Company’s merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available.  The Company believes it has meritorious defenses to these claims.

On June 10, 2002, the Company was served with a complaint filed in the United States District Court, District of Vermont, by Cheryl Coletti, a former employee, alleging breach by the Company of the Noncompete Agreement, dated as of September 24, 2000, by and between Ms. Coletti and the Company.  The agreement provided, among other things, for certain payments to Ms. Coletti in exchange for her agreement not to compete with the Company and for certain business development efforts provided by Ms. Coletti on the Company’s behalf, if any.  Ms. Coletti is demanding $0.3 million as compensation for alleged business development efforts, as well as attorneys’ fees and punitive damages.  The Company believes it has meritorious defenses to these claims.

On or about December 11, 2001, the Company was served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager.  The bill in equity seeks an accounting related to non-compete tip fee payments from the Company to Ms. Hager pursuant to a 1993 release and settlement agreement.  The resale and settlement agreement was entered into in connection with a prior dispute over payments required under a 1989 non-compete agreement with Ms. Hager related to the Company’s purchase of the landfill located in Bethlehem, New Hampshire.  The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, the Company filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process.  On March 18, 2002, the court granted the Company’s motion to stay.  Prior to the initiation of arbitration, the Company is negotiating the terms of a confidentiality agreement pursuant to which the Company will disclose certain requested confidential information to Ms. Hager in an effort to resolve her inquiry.  On August 5, 2002, the court extended the stay pending the arbitration process, which has not been officially initiated by Ms. Hager.  The court scheduled another status conference for October 22, 2002 and indicated that if progress is not made in the arbitration by then that the bill would need to be withdrawn.

On or about July 2, 2002, MLEA, Inc., as successor in interest to Engineered Gas  Systems, LLP and Main Line Engineering Associates, filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against Atlantic Recycled Rubber, Inc., Recovery Technologies Group, Inc., and the Company alleging that the defendants failed to pay for engineering plans and certain equipment with an alleged value of approximately $2.0 million.  The Company has been served with the complaint and believes that it has meritorious defenses to these claims.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to it business, financial condition, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

None.

(b)                                 Reports on Form 8-K:

(1)          Form 8-K, dated and filed May 22, 2002 announcing a change in the Company’s accountants.

(2)          Form 8-K, dated and filed June 14, 2002 announcing a change in the Company’s accountants.

(3)          Form 8-K, dated and filed July 3, 2002 announcing: (i) the Company’s intention to sell $175.0 million of senior subordinated notes due 2012; (ii) its expectation of obtaining a new credit facility; and (iii) its financial results for the fourth quarter and the 2002 fiscal year and guidance on its expected performance for its 2003 fiscal year.

(4)          Form 8-K, dated and filed September 4, 2002 containing as an exhibit the text of the letter to stockholders of the Company from John W. Casella, Chairman and Chief Executive Officer of the Company mailed to the stockholders of the Company on or about September 4, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: September 6, 2002	By: /s/ Richard A Norris
Richard A Norris Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, John W. Casella, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Casella Waste Systems, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

By: /s/ John W. Casella
John W. Casella Chief Executive Officer (principal executive officer)

I, Richard A. Norris, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Casella Waste Systems, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

By: /s/ Richard A Norris
Richard A Norris Senior Vice President and Chief Financial Officer (principal financial officer)