Form 10-Q
period 2002-10-31
CASELLA WASTE SYSTEMS INC
filed 2002-12-06
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act) Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 29, 2002:

Class A Common Stock	22,724,004
Class B Common Stock	988,200

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,	October 31,
ASSETS	2002	2002
		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,298	$10,276
Restricted cash	10,286	10,627
Accounts receivable - trade, net of allowance for doubtful accounts of $786 and $846	43,130	47,946
Notes receivable - officers/employees	1,105	1,104
Prepaid expenses	3,156	4,859
Inventory	2,410	1,810
Investments	62	22
Deferred income taxes	8,767	8,154
Net assets of discontinued operations	1,619	1,153
Other current assets	2,267	2,276
Total current assets	77,100	88,227

Property, plant and equipment, net of accumulated depreciation and amortization of $163,521 and $180,741	287,115	284,197
Goodwill, net	219,466	158,047
Other intangible assets, net	8,985	6,755
Deferred income taxes	648	—
Investments in unconsolidated entities	26,865	28,615
Net assets under contractual obligation	—	3,915
Other non-current assets	862	2,967
	543,941	484,496

	$621,041	$572,723

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	April 30,	October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2002
		(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,436	$5,056
Current maturities of capital lease obligations	1,816	1,669
Accounts payable	23,690	31,994
Accrued payroll and related expenses	5,813	6,406
Accrued interest	1,481	3,349
Accrued income taxes	3,676	5,655
Accrued closure and post-closure costs, current portion	6,465	3,433
Other accrued liabilities	23,706	19,463
Total current liabilities	73,083	77,025

Long-term debt, less current maturities	277,545	274,793
Capital lease obligations, less current maturities	3,051	2,301
Accrued closure and post-closure costs, less current maturities	18,307	20,716
Minority interest	523	105
Deferred income taxes	—	2,914
Other long-term liabilities	11,006	10,765

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2002 and October 31, 2002, liquidation preference of $1,000 per share plus accrued but unpaid dividends	60,730	62,258

STOCKHOLDERS' EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,667,000 and 22,724,000 shares as of April 30, 2002 and October 31, 2002, respectively	227	227
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(4,250)	(2,527)
Additional paid-in capital	272,697	271,616
Accumulated deficit	(91,888)	(147,480)
Total stockholders' equity	176,796	121,846

	$621,041	$572,723

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2001	2002	2001	2002

Revenues	$109,785	$114,497	$222,126	$230,397

Operating expenses:
Cost of operations	70,941	74,491	145,406	152,425
General and administration	13,468	14,161	27,192	28,554
Depreciation and amortization	12,935	12,221	25,565	24,277
	97,344	100,873	198,163	205,256
Operating income	12,441	13,624	23,963	25,141

Other expense/(income), net:
Interest income	(411)	(81)	(691)	(156)
Interest expense	8,137	6,933	16,840	14,087
(Income) loss from equity method investments	1,074	(1,550)	508	(1,751)
Minority interest	40	—	(31)	(152)
Other expense/(income), net:	(5,660)	222	(6,503)	251
Other expense, net	3,180	5,524	10,123	12,279

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	9,261	8,100	13,840	12,862
Provision for income taxes	3,144	3,470	5,292	5,628

Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	6,117	4,630	8,548	7,234
Estimated loss on disposal of discontinued operations (net of income tax benefit of $574)	(1,625)	—	(1,625)	—
Cumulative effect of change in accounting principle (net of income tax benefit of $170 and $189)	—	—	(250)	(62,825)
Net (loss) income	4,492	4,630	6,673	(55,591)
Preferred stock dividend	703	769	1,405	1,528
Net (loss) income available to common stockholders	$3,789	$3,861	$5,268	$(57,119)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Earnings Per Share:
Basic:
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.23	$0.16	$0.31	$0.24
Estimated loss on disposal of discontinued operations, net	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle, net	—	—	(0.01)	(2.65)

Net (loss) income per common share	$0.16	$0.16	$0.23	$(2.41)

Basic weighted average common shares outstanding	23,409	23,710	23,338	23,697

Diluted:
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.23	$0.16	$0.30	$0.24
Estimated loss on disposal of discontinued operations, net	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle, net	—	—	(0.01)	(2.65)

Net (loss) income per common share	$0.16	$0.16	$0.22	$(2.41)

Diluted weighted average common shares outstanding	24,101	23,939	23,996	23,697

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2001	2002
Cash Flows from Operating Activities:
Net (loss) income	$6,673	$(55,591)

Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Depreciation and amortization	25,565	24,277
Estimated loss on disposal of discontinued operations, net	1,625	—
Cumulative effect of change in accounting principle, net	250	62,825
(Income) loss from equity method investments	508	(1,751)
Gain on investments, net	(1,654)	—
Loss (gain) on sale of equipment	(158)	220
Gain on sale of assets	(4,698)	—
Non cash directors compensation	20	20
Minority interest	(31)	(152)
Deferred income taxes	2,311	4,364
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	2,960	(10,126)
Accounts payable	3,377	10,776
Other assets and liabilities	777	(3,435)
	30,852	87,018
Net Cash Provided by Operating Activities	37,525	31,427

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(311)	(1,486)
Proceeds from divestitures, net of cash divested	28,646	—
Additions to property, plant and equipment	(21,994)	(20,667)
Proceeds from sale of equipment	820	340
Proceeds from sale of investments	3,530	—
Distributions from (advances to) unconsolidated entities	(1,476)	500
Other	229	—
Net Cash (Used In) Provided by Investing Activities	9,444	(21,313)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	35,915	54,550
Principal payments on long-term debt	(94,936)	(59,579)
Proceeds from exercise of stock options	1,718	427
Net Cash Used In Financing Activities	(57,303)	(4,602)

Cash provided by (used in) discontinued operations	(5,295)	466

Net increase (decrease) in cash and cash equivalents	(15,629)	5,978
Cash and cash equivalents, beginning of period	22,001	4,298

Cash and cash equivalents, end of period	$6,372	$10,276

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2001	2002

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$18,990	$11,237
Income taxes, net of refunds	$83	$471

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$336	$1,589
Notes receivable exchanged for assets	(25)	—
Cash paid, net	(311)	(1,486)

Liabilities assumed	$—	$103

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company”) as of April 30, 2002 and October 31, 2002, the consolidated statements of operations for the three and six months ended October 31, 2001 and 2002 and the consolidated statements of cash flows for the six months ended October 31, 2001 and 2002 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2002.  These were included as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).  The results of the six months ended October 31, 2002 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2003.

2.             BUSINESS COMBINATIONS

During the six months ended October 31, 2002, the Company acquired three solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $1,486 in cash to the sellers.  During the six months ended October 31, 2001, the Company acquired two solid waste hauling operations accounted for as purchases.  These transactions were in exchange for consideration of $311 in cash to the sellers. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions had been completed as of May 1, 2001.

	Six Months Ended October 31, 2001	Six Months Ended October 31, 2002

Revenues	$222,918	$230,755
Operating income	24,178	25,237
Net (loss) income available to common stockholders	5,345	(57,089)
Diluted net (loss) income per common share	$0.22	$(2.41)
Diluted weighted average common shares outstanding	23,996	23,697

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2001 or the results of future operations of the Company.  Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized.  The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $62,825 (net of tax benefit of $189) was charged to earnings as a cumulative effect of a change in accounting principle.  The goodwill impairment is associated with the assets acquired by the Company in connection with its acquisition of KTI.  Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward.  The following schedule reflects net income and earnings per share for the three and six months ended October 31, 2001 and 2002 adjusted to exclude goodwill amortization and impairment charges.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2001	2002	2001	2002
Reported net (loss) income available to common stockholders	$3,789	$3,861	$5,268	$(57,119)
Goodwill impairment charge, net of taxes	—	—	—	62,825
Goodwill amortization	1,673	—	3,005	—
Adjusted net income available to common stockholders	$5,462	$3,861	$8,273	$5,706
Basic earnings per common share:
Reported net (loss) income available to common stockholders	$0.16	$0.16	$0.23	$(2.41)
Goodwill impairment charge, net of taxes	—	—	—	2.65
Goodwill amortization	0.07	—	0.13	—
Adjusted basic earnings per share available to common stockholders	$0.23	$0.16	$0.36	$0.24
Diluted earnings per common share:
Reported net (loss) income available to common stockholders	$0.16	$0.16	$0.22	$(2.41)
Goodwill impairment charge, net of taxes	—	—	—	2.65
Goodwill amortization	0.07	—	0.13	—
Adjusted diluted earnings per share available to common stockholders	$0.23	$0.16	$0.35	$0.24

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

4.             LEGAL PROCEEDINGS

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

5.             ENVIRONMENTAL LIABILITIES

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

6.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle on a basic and diluted basis for the three and six months ended October 31, 2001 and 2002:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Numerator:
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$6,117	$4,630	$8,548	$7,234
Less: Preferred dividends	(703)	(769)	(1,405)	(1,528)
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$5,414	$3,861	$7,143	$5,706

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,440	22,724	22,440	22,724
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(19)	(2)	(90)	(15)
Weighted average number of common shares used in basic EPS	23,409	23,710	23,338	23,697
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	692	229	658	—
Weighted average number of common shares used in diluted EPS	24,101	23,939	23,996	23,697

For the three and six months ended October 31, 2001, 7,381 and 7,371 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2002, 8,556 and 8,951 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

7.             COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.

Comprehensive (loss) income for the three and six months ended October 31, 2002 is as follows:

	Three Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2002	2002
Net (loss) income	$4,630	$(55,591)
Other comprehensive income	1,297	1,723
Comprehensive (loss) income	$5,927	$(53,868)

The components of other comprehensive income for the three and six months ended October 31, 2002 are shown as follows:

	Three Months Ended
	October 31, 2002
	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period, net	$(3)	$—	$(3)
Change in fair value of interest rate swaps and commodity hedges during period, net	2,186	886	1,300
	$2,183	$886	$1,297

	Six Months Ended
	October 31, 2002
	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period, net	$(40)	$—	$(40)
Change in fair value of interest rate swaps and commodity hedges during period, net	2,965	1,202	1,763
	$2,925	$1,202	$1,723

8.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing interest payments under the credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Investments and Hedging Activities.  The Company has six interest rate swaps outstanding, expiring at various times between January and April 2003 with an aggregate notional amount of $250 million.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133.  As of October 31, 2002 the fair value of these swaps was an obligation of $4,389, with the net amount (net of taxes of $1,758) recorded as an unrealized loss in accumulated other comprehensive loss. The estimated net amount of the existing losses as of October 31, 2002 included in accumulated other comprehensive loss expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $4,389.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.   The Company has eleven commodity hedge contracts outstanding.  These contracts expire between August 2003 and August 2005.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133.  As of October 31, 2002 the fair value of these hedges was an obligation of $70, with the net amount (net of taxes of $28) recorded as an unrealized loss in accumulated other comprehensive loss.

On December 2, 2001, Enron Corporation (“Enron”), filed for Chapter 11 bankruptcy protection.  As a result of the filing, the Company executed the early termination provisions provided under the forward contracts for which Enron was the counterparty, and the Company filed a claim with the bankruptcy court.  Deferred gains of approximately $186, net of tax, related to the Company’s terminated contracts with Enron were included in accumulated other comprehensive loss, and will be reclassified into earnings as the original hedged transactions settle.  Additionally, the Company agreed with its equity method investee, US GreenFiber LLC (“GreenFiber”), to include GreenFiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between GreenFiber and the Company on terms identical to those with Enron.  Subsequent changes in the fair value of these commodity contracts ($245 as of October 31, 2002) will be reflected in earnings until their March 2003 termination.

9.             SEGMENT REPORTING

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

	Eastern	Central	Western	FCR
Three Months Ended October 31, 2001 (1):	Region	Region	Region	Recycling	Other
Outside revenues	$39,512	$25,431	$17,445	$22,836	$4,561
Inter-segment revenues	9,021	11,947	3,681	485	308
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,666	5,108	799	(1,143)	(313)
Total assets	$269,237	$116,996	$110,094	$71,444	$74,676

	Eliminations	Total
Outside revenues	$—	$109,785
Inter-segment revenues	(25,442)	—
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	6,117
Total assets	$—	$642,447

	Eastern	Central	Western	FCR
Three Months Ended October 31, 2002:	Region	Region	Region	Recycling	Other
Outside revenues	$40,905	$25,398	$18,210	$26,375	$3,609
Inter-segment revenues	10,726	11,983	3,830	1,926	—
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	15	5,942	1,460	254	(3,041)
Total assets	$214,062	$113,676	$108,034	$61,437	$75,514

	Eliminations	Total
Outside revenues	$—	$114,497
Inter-segment revenues	(28,465)	—
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	4,630
Total assets	$—	$572,723

	Eastern	Central	Western	FCR
Six Months Ended October 31, 2001 (1):	Region	Region	Region	Recycling	Other
Outside revenues	$78,591	$51,177	$35,081	$46,960	$10,317
Inter-segment revenues	16,829	24,405	8,187	3,199	1,849
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,318	10,378	1,778	(3,114)	(2,812)
Total assets	$269,237	$116,996	$110,094	$71,444	$74,676

	Eliminations	Total
Outside revenues	$—	$222,126
Inter-segment revenues	(54,469)	—
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	8,548
Total assets	$—	$642,447

	Eastern	Central	Western	FCR
Six Months Ended October 31, 2002:	Region	Region	Region	Recycling	Other
Outside revenues	$80,033	$50,756	$35,534	$56,722	$7,352
Inter-segment revenues	20,451	24,380	7,724	5,711
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(365)	11,378	2,532	60	(6,371)
Total assets	$214,062	$113,676	$108,034	$61,437	$75,514

	Eliminations	Total
Outside revenues	$—	$230,397
Inter-segment revenues	(58,266)	—
Net income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	7,234
Total assets	$—	$572,723

(1)  Segment data for the three and six months ended October 31, 2001 has been restated to conform to the classification of data for the current fiscal year.

10.          DISCONTINUED OPERATIONS

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

Net assets of discontinued operations at October 31, 2002 represent a commercial recycling facility that the company expects to sell in fiscal year 2003. Net assets of discontinued operations are stated at their expected net realizable value and have been separately classified in the accompanying balance sheets.

11.          NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  Consideration for the transaction was in the form of two notes receivable amounting to $5,463.  These notes are payable within five years of the anniversary date of the transaction from free cash flow generated from the operations.  The Company has not accounted for this transaction as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyer. The net assets of the operation are disclosed in the balance sheet as “net assets under contractual obligation”, and will be reduced as payments are made.

12.          NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company will adopt SFAS No. 143 beginning May 1, 2003.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 is effective January 1, 2003. Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and No. 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of November 29, 2002, the Company owned and/or operated five Subtitle D landfills, one landfill permitted to accept construction and demolition materials, 35 solid waste collection operations, 31 transfer stations, 41 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $109.8 million for the three months ended October 31, 2001 to $114.5 million for the three months ended October 31, 2002.  From May 1, 2001 through April 30, 2002, the Company acquired four solid waste collection, transfer and disposal operations all of which were accounted for under the purchase method of accounting for business combinations.  Between May 1, 2002 and October 31, 2002 the Company acquired three such businesses.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included together with those of the Company’s from the actual dates of the acquisitions and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.

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

General

Revenues

The Company’s revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the Eastern, Central and Western regions consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues include revenues from commercial brokerage operations.

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

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  The decrease in the Company’s collection revenues as a percentage of revenues during the current fiscal year is primarily due to the effects of volume decreases.  The increase year to date in the Company’s recycling revenues as a percentage of revenue is due to higher average recyclable commodity prices and volumes.  In the quarter, brokerage revenues as a percentage of revenues decreased due to lower volumes and prices as well as the sale of the export brokerage business effective September 30, 2002.  The decrease in the Company’s other revenues as a percentage of revenues during the current fiscal year is primarily attributable to divestitures made during the period.

	% of Revenues (1)
	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Collection	46.8%	44.6%	46.6%	44.5%
Landfill/disposal facilities	14.1	15.2	13.7	14.3
Transfer	11.5	11.6	11.6	11.4
Recycling	16.7	19.7	14.7	17.4
Brokerage	9.8	8.9	11.5	12.3
Other	1.1	0.0	1.9	0.1
Total revenues	100.0%	100.0%	100.0%	100.0%

(1)  Percentages of total revenues for the three and six months ended October 31, 2001 have been restated to conform with classification of revenues attributable to services provided in the current fiscal year.

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

	Three Months Ended October 31,		Six Months Ended October 31,

	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	64.6	65.1	65.5	66.2
General and administration	12.3	12.4	12.2	12.4
Depreciation and amortization	11.8	10.7	11.5	10.5
Operating income	11.3	11.8	10.8	10.9
Interest expense, net	7.0	6.0	7.3	6.0
(Income) loss from equity method investments	1.0	(1.4)	0.2	(0.8)
Other expense/(income), net	(5.2)	0.2	(2.9)	0.1
Provision for income taxes	2.9	3.0	2.4	2.5
Net income from continuing operations before discontinued operations and change in accounting principle	5.6%	4.0%	3.8%	3.1%

Adjusted EBITDA (1)	23.1%	22.6%	22.3%	21.5%

(1) See discussion and computation of Adjusted EBITDA below.

Three Months Ended October 31, 2002

Revenues.  Revenues increased $4.7 million, or 4.3% to $114.5 million in the quarter ended October 31, 2002 from $109.8 million in the quarter ended October 31, 2001.  The revenue increase in the quarter is mainly attributable to higher average recyclable commodity prices and volumes, which accounted for $6.5 million, partially offset by a decrease in revenues from businesses divested amounting to $4.4 million.  Revenues from the rollover effect of acquired businesses accounted for $0.6 million in the quarter.  The core solid waste business reflected a net increase of $2.0 million from the successful price increase program; volume was largely unchanged.

Cost of operations.  Cost of operations increased $3.6 million or 5.1% to $74.5 million in the quarter ended October 31, 2002 from $70.9 million in the quarter ended October 31, 2001.  Cost of operations as a percentage of revenues increased to 65.1% in the quarter ended October 31, 2002 from 64.6% in the prior year.  The increase mainly arose from higher volumes of recyclable material purchases.

General and administration.  General and administration expenses increased $0.7 million, or 5.2% to $14.2 million in the quarter ended October 31, 2002 from $13.5 million in the quarter ended October 31, 2001, and increased as a percentage of revenues to 12.4% in the quarter ended October 31, 2002 from 12.3% in the quarter ended October 31, 2001.  The increase in general and administration expenses was primarily the result of increased legal costs associated with ongoing lawsuits.

Depreciation and amortization.  Depreciation and amortization expense decreased $0.7 million, or (5.4)%, to $12.2 million in the quarter ended October 31, 2002 from $12.9 million in the quarter ended October 31, 2001.  While depreciation expense remained relatively constant between periods, the decrease was primarily attributable to the reduction in goodwill amortization of $1.6 million as a result of adopting SFAS 142, offset by an increase in landfill amortization of $0.9 million.  Depreciation and amortization expense as a percentage of revenue decreased to 10.7% in the quarter ended October 31, 2002 from 11.8% in the quarter ended October 31, 2001 which resulted from the decrease in goodwill amortization expense and higher levels of revenue.

Interest expense, net.  Net interest expense decreased $0.9 million, or (11.3)% to $6.8 million in the quarter ended October 31, 2002 from $7.7 million in the quarter ended October 31, 2001.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current fiscal quarter, versus last year.  Interest expense, as a percentage of revenues decreased to 6.0% in the quarter ended October 31, 2002 from 7.0% in the quarter ended October 31, 2001.

(Income) loss from equity method investments.  Income from equity method investments increased $2.6 million to $1.5 million in the quarter ended October 31, 2002 compared to a loss from equity method investments of $1.1 million in the quarter ended October 31, 2001.  Income from U.S. GreenFiber LLC (“GreenFiber”), the Company’s 50% owned joint venture increased $0.2 million to $1.5 million in the quarter ended October 31, 2002 from $1.3 million in the quarter ended October 31, 2001.  GreenFiber’s equity income in the quarter included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility. The lower equity income compared to the prior quarter was due to higher prices paid for raw materials.  In the quarter ended October 31, 2001, the Company recorded a $2.4 million loss related to the Company’s further investment in the New Heights tire processing business.

Minority interest.  Minority interest in the quarter ended October 31, 2002 and 2001 reflects a minority owners’ interest in the Company’s majority owned subsidiary American Ash Recycling of Tennessee, Ltd (“AART”).  AART has completed its ash operation contract and began closing its operations in the quarter ended October 31, 2002.

Other expense/(income), net.  Other expense in quarter ended October 31, 2002 was $0.2 million compared to other income of $5.7 million in the quarter ended October 31, 2001.  This change is primarily attributable to the gain recognized on the sale of Multitrade of $4.0 million as well as the sale of Bangor Hydro warrants which realized a gain of $1.7 million in the quarter ended October 31, 2001.

Provision for income taxes.  Provision for income taxes increased $0.4 million in the quarter ended October 31, 2002 to $3.5 million from $3.1 million in the quarter ended October 31, 2001.  The effective tax rate increased to 42.8% in the quarter ending October 31, 2002 from 33.9% in the quarter ended October 31, 2001 primarily due to the loss on the sale of a significant portion of the Company’s interest in New Heights in the quarter ended October 31, 2001, partially offset in 2002 by the decrease in nondeductible goodwill amortization and utilization of capital loss carryforwards on the sale of the export brokerage business.

Six Months Ended October 31, 2002

Revenues.  Revenues increased $8.3 million, or 3.7% to $230.4 million in the six months ended October 31, 2002 from $222.1 million in the six months ended October 31, 2001.  The revenue increase is mainly attributable to higher average recyclable commodity prices and volumes, which accounted for $13.7 million, partially offset by a decrease in revenues from businesses divested amounting to $8.4 million.  Revenues from the rollover effect of acquired businesses accounted for $1.0 million.  The core solid waste business reflected a net increase of $2.0 million, as the successful price increase program was more than offset by the decrease in volume.

Cost of operations.  Cost of operations increased $7.0 million or 4.8% to $152.4 million in the six months ended October 31, 2002 from $145.4 million in the six months ended October 31, 2001.  Cost of operations as a percentage of revenues increased to 66.2% in the six months ended October 31, 2002 from 65.5% in the prior year.  The increase mainly arose from higher volumes of recyclable material purchases.

General and administration.  General and administration expenses increased $1.4 million, or 5.0% to $28.6 million in the six months ended October 31, 2002 from $27.2 million in the six months ended October 31, 2001, and increased as a percentage of revenues to 12.4% in the six months ended October 31, 2002 from 12.2% in the six months ended October 31, 2001.  The increase in general and administration expenses was primarily the result of increased legal costs associated with ongoing lawsuits.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.3 million, or (5.0)%, to $24.3 million in the six months ended October 31, 2002 from $25.6 million in the six months ended October 31, 2001.  While depreciation expense remained relatively constant between periods, the decrease was primarily attributable to the reduction in goodwill amortization of $3.0 million as a result of adopting SFAS 142, offset by increased landfill amortization of $1.7 million.  Depreciation and amortization expense as a percentage of revenue decreased to 10.5% in the six months ended October 31, 2002 from 11.5% in the six months ended October 31, 2001 which resulted from the decrease in goodwill amortization expense and higher levels of revenue.

Interest expense, net.  Net interest expense decreased $2.2 million, or (13.7)% to $13.9 million in the six months ended October 31, 2002 from $16.1 million in the six months ended October 31, 2001.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current period, versus last year.  Interest expense, as a percentage of revenues decreased to 6.0% in the six months ended October 31, 2002 from 7.3% in the six months ended October 31, 2001.

(Income) loss from equity method investments.  Income from equity method investments increased $2.2 million to $1.7 million in the six months ended October 31, 2002 compared to a loss from equity method investments of $0.5 million in the six months ended October 31, 2001.  Income from GreenFiber, the Company’s 50% owned joint venture decreased $0.2 million to $1.7 million in the six months ended October 31, 2002 from $1.9 million in the six months ended October 31, 2001.  GreenFiber’s equity income in the six months ended October 31, 2002 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.  The lower equity income in the six months ended October 31, 2002 was due to higher prices paid for raw materials.  In the six months ended October 31, 2001, the Company recorded a $2.4 million loss related to the Company’s further investment in the New Heights tire processing business.

Minority interest. Minority interest in the six months ended October 31, 2002 and 2001 reflects a minority owners’ interest AART.

AART has completed its ash operation contract and began closing its operations in the six months ended October 31, 2002.

Other expense/(income), net.  Other expense in six months ended October 31, 2002 was $0.2 million compared to other income of $6.5 million in the six months ended October 31, 2001.  Other expense in the six months ended October 31, 2002 consisted primarily of losses on the write down of fixed assets. Other income of $6.5 million in the prior year was attributable to the gain recognized on the sale of Multitrade of $4.0 million as well as the sale of Bangor Hydro warrants which realized a gain of $1.7 million.  The additional increase of $0.8 million in the prior period is primarily attributable to the sale of other assets.

Provision for income taxes.  Provision for income taxes increased $0.3 million in the six months ended October 31, 2002 to $5.6 million from $5.3 million in the six months ended October 31, 2001.  The effective tax rate increased to 43.8% in six months ended October 31, 2002 from 38.2% in the six months ended October 31, 2001 primarily due to the loss on the sale of a significant portion of the Company’s interest in New Heights in the six months ended October 31, 2001, partially offset in 2002 by the decrease in nondeductible goodwill amortization and utilization of capital loss carryforwards on the sale of the export brokerage business.

Cumulative effect of change in accounting principle.  The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  The Company performed an impairment test as of May 1, 2002.  Goodwill was determined to be impaired and the amount of $62.8 million (net of tax benefit of $0.2 million) was charged to earnings in the six months ended October 31, 2002 as a cumulative effect of change in accounting principle.  In the six months ended October 31, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in a charge to earnings as a cumulative effect of change in accounting principle in the amount of $0.3 million (net of tax benefit of $0.1 million) for the portion of interest rate swap hedges determined to be ineffective.

Adjusted EBITDA

Adjusted EBITDA represents operating income plus depreciation and amortization expense, impairment charges, restructuring charges, legal settlements, other miscellaneous charges and merger-related costs less minority interest.  Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, GAAP.

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Operating income	$12,441	$13,624	$23,963	$25,141
Depreciation and amortization	12,935	12,221	25,565	24,277
Minority interest	(40)	—	31	152
Adjusted EBITDA	$25,336	$25,845	$49,559	$49,570
Adjusted EBITDA as a percentage of revenues	23.1%	22.6%	22.3%	21.5%

Analysis of the factors contributing to the change in adjusted EBITDA is included in the discussions above.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $0.3 million at April 30, 2002 compared to net working capital of $0.9 million at October 31, 2002.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the increase were higher trade receivable balances and lower current closure/post-closure accruals and lower interest rate swap obligations, offset by higher trade payable balances.

The Company has a $399.3 million revolving line of credit with a group of banks for which Fleet Bank, N.A. is acting as agent. This line of credit consists of a $280 million Senior Secured Revolving Credit Facility (“Revolver”) and a $119.3 million Senior Secured Delayed Draw Term “B” Loan (“Term Loan”).  This line of credit is secured by all assets of the Company, including the Company’s interest in the equity securities of its subsidiaries.  The Revolver matures in December 2004 and the Term Loan matures in December 2006.  Funds available to the Company under the Revolver were approximately $81.0 million at October 31, 2002, subject to the Company's ability to meet certain borrowing conditions.

Net cash provided by operating activities amounted to $31.4 million for the six months ended October 31, 2002 compared to $37.5 million for the same period of the prior fiscal year.  The decrease is primarily due to the change in the Company’s working capital, primarily due to higher trade accounts receivables balances and a reduction in accrued liabilities, offset by an increase in trade accounts payable.

Net cash used in investing activities was $21.3 million for the six months ended October 31, 2002 compared to $9.4 million provided for the same period of the prior fiscal year.  The increase in cash used in investing activities is primarily due to proceeds received from divestitures in the six months ended October 31, 2001.

Net cash used in financing activities was $4.6 million for the six months ended October 31, 2002 compared to $57.3 million used for the same period of the prior fiscal year.  This decrease was primarily due to the Company, in the prior period, paying down debt from the proceeds from divestitures and the utilization of cash and working capital.

During the six months ended October 31, 2002 the Company was engaged in negotiating a new senior secured credit facility, which would provide for a $150.0 million term loan and a $175.0 million revolving credit facility, for total aggregate borrowings of up to $325.0 million.  The new credit facilities would be available to the Company contingent upon the closing of a senior subordinated note offering in the amount of $150.0 million.  The Company conducted a road show for potential purchasers of these notes in the quarter ended July 31, 2002.  The net proceeds from the senior subordinated note offering and initial borrowings under the new senior secured credit facilities would be used to repay all outstanding amounts under the Company’s existing senior secured credit facilities, fees and expenses related to the new senior secured credit facilities and for general corporate purposes.  The Company has suspended its negotiations for a new credit facility and its offering of senior subordinated notes, pending an improvement in general market conditions.  Financing costs, estimated to be $1.4 million and consisting primarily of commitment fees and legal expenses, have been deferred pending the finalization of the senior subordinated note offering and the closing of the new credit facilities. While the Company intends to pursue these financings, there can be no assurance that  they will be completed.

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

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning May 1, 2003.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 is effective January 1, 2003.  Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and No. 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

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

In addition, the process of acquiring or developing additional disposal capacity is lengthy, expensive and uncertain. The disposal capacity at the Company’s existing landfills is limited by the remaining available volume and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills. The Company typically reaches or approximates its daily and annual maximum permitted disposal capacity at all of its landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of its waste stream will be limited and it will be required to utilize the disposal facilities of its competitors.

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

The Company’s insulation manufacturing joint venture competes with other parties, including manufacturers of fiberglass insulation, some of which have substantially greater resources than the joint venture does, which the competitors could use for product development, marketing or other purposes to the Company’s detriment.

The Company’s results of operations and financial condition may be negatively affected if it inadequately accrues for closure and post-closure costs.

The Company has material financial obligations relating to closure and post-closure costs of its existing landfills and will have material financial obligations with respect to any disposal facilities, which it may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes reserves for the estimated costs associated with such closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, it owns four unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of its owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company cannot assure you that its financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in unanticipated charges and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The holders of Class B common stock are entitled to ten votes per share and the holders of Class A common stock are entitled to one vote per share. At November 29, 2002, an aggregate of 988,200 shares of Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company's Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on November 29, 2002, the shares of Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 31.0% of the aggregate voting power of the Company’s stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $250 million of long-term debt has been fixed through six interest rate swaps. The Company has interest rate risk relating to approximately $23.3 million of long-term debt at October 31, 2002.  The average interest rate on the variable rate portion of long-term debt was approximately 4.313% for the quarter.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points; it would have an approximate interest expense change of $0.1 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company’s commodity exposure, the Company has entered into eleven commodity hedging agreements that have been authorized pursuant to the Company’s policies and procedures.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  If commodity prices were to change by 10%, the impact on the Company’s operating margin is estimated at $0.5 million for the quarter reported.

On December 2, 2001, Enron Corporation (“Enron”) filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts for which Enron was the counterparty, and the Company filed a claim with the bankruptcy court.  Deferred gains of approximately $0.2 million, net of tax, related to the Company’s terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.  Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between GreenFiber and the Company on terms identical to those with Enron.  Subsequent changes in the fair value of these commodity contracts ($0.2 million as of October 31, 2002) will be reflected in earnings until their March 2003 termination.

ITEM 4.     CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)    Changes in internal controls.  Not applicable.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, NCES, was a party to an appeal against the Town of Bethlehem, New Hampshire (“Town”) before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES’s landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town has continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage II, Phase II. Additionally, the Town has asserted such jurisdiction with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000 following approval by the New Hampshire Department of Environmental Services (“DHES”), as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion for which the Company has filed an application with DHES. On October 8, 2002, the judge ruled on the Company’s motion to dismiss five of the Town’s counterclaims.  The judge dismissed two of the counterclaims (attorney fees and injunctive relief), but denied the Company’s motion to dismiss the other three counterclaims (the Town’s claim that landfill construction subsequent to Stage II, Phase II is subject to the 21 conditions of the 1986 special exception; the Town’s claim for a declaration that NCES must apply for site-plan review and a building permit for construction subsequent to Stage II, Phase II, or in the alternative, that the Town may commence an enforcement action for the Company’s failure to make such application; and the Town’s request for declaratory relief to allow it to apply its zoning ordinances to Stage IV).  A mediation conference took place on October 18, 2002, but no settlement was reached.  Trial is currently scheduled to commence in December 2002. The Company believes that the State Supreme Court’s denial of the town’s appeal last year and DHES’ approval of the Company’s landfill operations provide adequate authority for the Company to operate. However, there can be no guarantee the Company will prevail, or will be able to continue, or to expand, current operations in accordance with the Company’s plans, which could have a material adverse effect on the Company’s financial position or results of operations.

On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against the Company, KTI, and Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett, who were KTI’s principal officers.  The complaint purported to be on behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999.  The complaint alleged that the defendants made unspecified misrepresentations regarding KTI’s financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changes the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999.  At a settlement conference held on September 27, 2002 the parties reached an agreement, which requires the defendants to pay $3.8 million in return for a full release.  The Company’s share of the settlement amount is $150,000.  The remainder will be paid by insurers.  Final settlement is pending court approval.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York.  On or about April 1999, the New York State Department of Labor (“DOL”) alleged that the company should have paid prevailing wages in connection with the labor associated with such activities.  The Company has disputed the allegations and a DOL administrative hearing on the liability issue was held on September 16, 2002.  In November 2002, both sides will submit proposed findings of fact and conclusions of law.  The Hearing Officer is expected to make a recommendation to the DOL Commissioner by December 31, 2002.  Since the DOL filed the petition alleging the prevailing wage violations, the Company does not expect the Commissioner to rule in its favor.  In the event of an adverse ruling, a hearing on damages will follow.  The

Company will appeal any adverse decision to the State court, where the Company believes it will get an independent review with a reasonable chance of reversal.  The Company continues to explore settlement possibilities with the State.  The Company believes it has meritorious defenses to these claims.

On or about November 7, 2001, the Company’s subsidiary New England Waste Services of ME, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al.  The complaint seeks injunctive relief to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover.  On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule.  Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project.  Additionally, the Company has cross-claimed against other named defendants seeking indemnification and contribution.  In September, 2002, the Court granted a stay of all proceedings pending the filing of Summary Judgment motions by all defendants on the issue of whether plaintiff is barred from suing the defendants as a result of a Covenant Not To Sue that was signed by plaintiff in 1998.  A hearing on the Summary Judgment motions is tentatively scheduled for early December, 2002.  The Company believes it has meritorious defenses to these claims.

On June 10, 2002, the Company was served with a complaint filed in the United States District Court, District of Vermont, by Cheryl Coletti, a former employee, alleging breach by the Company of the Noncompete Agreement, dated as of September 24, 2000, by and between Ms. Coletti and the Company.    On October 8, 2002, the Company reached a settlement with Ms. Coletti whereby she will be paid $329,000 in two installments, and the language in the Noncompete Agreement pertaining to payments for business development efforts is revised such that the trigger for such payments and the calculation is clarified prospectively to avoid future disputes.

On or about December 11, 2001, the Company was served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager.  The bill in equity seeks an accounting related to non-compete tip fee payments from the Company to Ms. Hager pursuant to a 1993 release and settlement agreement.  The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, the Company filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process.  On March 18, 2002, the court granted the Company’s motion to stay.  On August 5, 2002, the court extended the stay pending the arbitration process, which has not been officially initiated by Ms. Hager.  On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice.  The parties continue efforts to attempt to resolve the concerns of Ms. Hager.

On October 16, 2002, the City of Biddeford and Joseph Stephenson (as the Code Enforcement Officer for the City of Biddeford) filed a Land Use Citation and Complaint against Maine Energy alleging that Maine Energy is emitting significant levels of volatile organic compounds, which allegedly exceed permitted levels.  The complaint seeks an unspecified amount of civil penalties, a preliminary and permanent injunction, and legal costs.  The Company believes it has meritorious defenses to these claims.

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

None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 15, 2002, three proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class II directors, Messrs. James W. Bohlig and Gregory B. Peters (Mr. Peters having been nominated as the designee of the holders of the Company’s Class A common stock, to be elected by such holders voting separately as a class).

James W. Bohlig:	Votes For:	30,669,739
	Withheld:	2,595,756

Gregory B. Peters:	Votes For:	17,468,724
	Withheld:	1,757,771

Other directors whose terms of office continued in effect after the annual meeting are John W. Casella (Chairman of the Board of Directors), Douglas R. Casella, George J. Mitchell, D. Randolph Peeler, John F. Chapple III, and Wilbur L. Ross, Jr.

PROPOSAL II.

Proposal to amend the 1997 Non-Employee Director Stock Option Plan to increase the number of shares of the Company’s Class A common stock of the Company available for issuance under the plan from 100,000 to 200,000 shares.

Votes For:	30,557,137
Votes Against:	2,599,022
Abstentions:	139,336

PROPOSAL III.

Proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending April 30, 2003.

Votes For:	32,992,762
Votes Against:	292,544
Abstentions:	10,189

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

The Exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

(b)           Reports on Form 8-K:

(1)   Form 8-K, dated and filed September 4, 2002 containing as an exhibit the text of the letter to stockholders of the Company from John W. Casella, Chairman and Chief Executive Officer of the Company mailed to the stockholders of the Company on or about September 4, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 6, 2002	By: /s/ Richard A Norris
Richard A Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002	By: /s/ John W. Casella
John W. Casella Chief Executive Officer

CERTIFICATIONS

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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.             evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

By: /s/ Richard A. Norris
Richard A. Norris Chief Financial Officer