Form 10-Q
period 2003-01-31
CASELLA WASTE SYSTEMS INC
filed 2003-03-10
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 3, 2003:

Class A Common Stock	22,769,484
Class B Common Stock	988,200

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30,	January 31,
ASSETS	2002	2003
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,298	$18,922
Restricted cash	10,286	10,609
Accounts receivable - trade, net of allowance for doubtful accounts of $786 and $1,032	43,130	46,185
Notes receivable - officers/employees	1,105	1,141
Prepaid expenses	3,156	5,770
Inventory	2,410	1,940
Investments	62	22
Deferred income taxes	8,767	6,637
Assets held for sale	2,447	2,510
Other current assets	2,267	1,616
Total current assets	77,928	95,352

Property, plant and equipment, net of accumulated depreciation and amortization of $163,521 and $191,084	287,115	284,567
Intangible assets, net	223,379	161,415
Deferred income taxes	648	—
Investments in unconsolidated entities	26,865	29,222
Net assets under contractual obligation	—	3,814
Other non-current assets	5,934	13,559
	543,941	492,577
	$621,869	$587,929

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	April 30,	January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2003
		(Unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,436	$5,519
Current maturities of capital lease obligations	1,816	1,409
Accounts payable	23,690	26,686
Accrued payroll and related expenses	5,813	6,182
Accrued interest	1,481	539
Accrued income taxes	3,676	3,788
Accrued closure and post-closure costs, current portion	6,465	1,654
Liabilities of operations held for sale	828	1,136
Other accrued liabilities	23,706	14,300
Total current liabilities	73,911	61,213

Long-term debt, less current maturities	277,545	301,730
Capital lease obligations, less current maturities	3,051	2,163
Accrued closure and post-closure costs, less current maturities	18,307	21,766
Minority interest	523	—
Deferred income taxes	—	4,369
Other long-term liabilities	11,006	10,695

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2002 and January 31, 2003, liquidation preference of $1,000 per share plus accrued but unpaid dividends	60,730	63,036

STOCKHOLDERS' EQUITY:
Class A common stock -
Authorized- 100,000,000 shares, $0.01 par value issued and outstanding - 22,667,000 and 22,739,000 shares as of April 30, 2002 and January 31, 2003, respectively	227	227
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income (loss)	(4,250)	146
Additional paid-in capital	272,697	270,838
Accumulated deficit	(91,888)	(148,264)
Total stockholders' equity	176,796	122,957

	$621,869	$587,929

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2003	2002	2003

Revenues	$101,189	$95,749	$323,315	$326,146

Operating expenses:
Cost of operations	66,142	62,009	211,549	214,434
General and administration	13,994	13,554	41,188	42,108
Depreciation and amortization	12,825	11,622	38,390	35,900
	92,961	87,185	291,127	292,442
Operating income	8,228	8,564	32,188	33,704

Other expense/(income), net:
Interest income	(110)	(72)	(801)	(229)
Interest expense	7,740	6,578	24,580	20,665
Income from equity method investments	(1,857)	(607)	(1,349)	(2,357)
Minority interest	29	—	(2)	(152)
Other expense/(income), net:	1,543	655	(4,960)	907
Other expense, net	7,345	6,554	17,468	18,834

Income from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	883	2,010	14,720	14,870
Provision for income taxes	233	623	5,524	6,251

Income from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	650	1,387	9,196	8,619
Estimated loss on disposal of discontinued operations (net of income tax benefit of $350 and $924)	(521)	—	(2,146)	—
Extraordinary item - early extinguishment of debt (net of income tax benefit of $1,479)	—	(2,170)	—	(2,170)
Cumulative effect of change in accounting principle (net of income tax benefit of $170 and $189)	—	—	(250)	(62,825)
Net (loss) income	129	(783)	6,800	(56,376)
Preferred stock dividend	861	778	2,267	2,306
Net (loss) income available to common stockholder	$(732)	$(1,561)	$4,533	$(58,682)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2003	2002	2003
Earnings Per Share:
Basic:
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$(0.01)	$0.02	$0.30	$0.26
Estimated loss on disposal of discontinued operations, net	(0.02)	—	(0.09)	—
Extraordinary item - early extinguishment of debt, net	—	(0.09)	—	(0.09)
Cumulative effect of change in accounting principle, net	—	—	(0.01)	(2.65)

Net (loss) income per common share	$(0.03)	$(0.07)	$0.20	$(2.48)

Basic weighted average common shares outstanding	23,565	23,717	23,414	23,704

Diluted:
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$(0.01)	$0.02	$0.29	$0.26
Estimated loss on disposal of discontinued operations, net	(0.02)	—	(0.09)	—
Extraordinary item - early extinguishment of debt, net	—	(0.09)	—	(0.09)
Cumulative effect of change in accounting principle, net	—	—	(0.01)	(2.62)

Net (loss) income per common share	$(0.03)	$(0.07)	$0.19	$(2.45)

Diluted weighted average common shares outstanding	23,565	23,964	24,091	23,966

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 31,
	2002	2003
Cash Flows from Operating Activities:
Net (loss) income	$6,800	$(56,376)
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Depreciation and amortization	38,390	35,900
Estimated loss on disposal of discontinued operations, net	2,146	—
Extraordinary item - early extinguishment of debt, net	—	2,170
Cumulative effect of change in accounting principle, net	250	62,825
Income from equity method investments	(1,349)	(2,357)
Loss from commodity hedge contracts, net	1,289	—
Gain on investments, net	(1,654)	—
Gain on sale of equipment	(296)	(57)
Gain on sale of assets	(4,698)	—
Non cash directors compensation	20	20
Minority interest	(2)	(152)
Deferred income taxes	1,847	8,815
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	7,879	(8,365)
Accounts payable	(1,727)	5,468
Other assets and liabilities	3,863	(11,358)
	45,958	92,909
Net Cash Provided by Operating Activities	52,758	36,533
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,505)	(2,489)
Proceeds from divestitures, net of cash divested	28,646	—
Additions to property, plant and equipment	(28,395)	(32,162)
Proceeds from sale of equipment	1,186	1,194
Proceeds from sale of investments	3,530	—
Distributions from (advances to) unconsolidated entities	(4,388)	500
Proceeds from assets under contractual obligation	—	101
Other	2,985	—
Net Cash (Used In) Provided by Investing Activities	2,059	(32,856)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	53,290	375,471
Principal payments on long-term debt	(117,230)	(354,077)
Deferred financing costs	—	(11,119)
Proceeds from issuance of common stock	217	—
Proceeds from exercise of stock options	3,173	427
Net Cash Provided by (Used In) Financing Activities	(60,550)	10,702
Cash provided by (used in) discontinued operations	(6,863)	245
Net increase (decrease) in cash and cash equivalents	(12,596)	14,624
Cash and cash equivalents, beginning of period	22,001	4,298
Cash and cash equivalents, end of period	$9,405	$18,922

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	January 31,
	2002	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$26,346	$20,140
Income taxes, net of refunds	$312	$414

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$1,749	$2,705
Notes receivable exchanged for assets	(25)	—
Cash paid, net	(1,505)	(2,489)

Liabilities assumed	$219	$216

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company” or the “Parent”) as of April 30, 2002 and January 31, 2003, the consolidated statements of operations for the three and nine months ended January 31, 2002 and 2003 and the consolidated statements of cash flows for the nine months ended January 31, 2002 and 2003 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Certain reclassifications have been made to the April 30, 2002 balance sheet to conform to the January 31, 2003 balance sheet presentation.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2002.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 (the “Annual Report”).  The results of the nine months ended January 31, 2003 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2003.

2.             BUSINESS COMBINATIONS

During the nine months ended January 31, 2003, the Company acquired five solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $2,489 in cash to the sellers.  During the nine months ended January 31, 2002, the Company acquired three solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $1,505 in cash to the sellers. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions had been completed as of May 1, 2001.

	Nine Months Ended January 31, 2002	Nine Months Ended January 31, 2003
Revenues	$325,149	$327,027
Operating income	$32,640	$33,912
Net (loss) income available to common stockholders	$4,688	$(58,619)
Diluted net (loss) income per common share	$0.19	$(2.45)
Diluted weighted average common shares outstanding	24,091	23,966

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2001 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.             ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These new standards significantly modified the accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments of existing goodwill. The effective date for SFAS No. 142 was fiscal years beginning after December 15, 2001.

SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized.  The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $62,825 (net of tax benefit of $189) was charged to earnings as a cumulative effect of a change in accounting principle.  The goodwill impairment is associated with the assets acquired by the Company in connection with its acquisition of KTI.  Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward.  The following schedule reflects net income (loss) and earnings (loss) per share for the three and nine months ended January 31, 2002 and 2003 adjusted to exclude goodwill amortization and impairment charges.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2003	2002	2003
Reported net (loss) income available to common stockholders	$(732)	$(1,561)	$4,533	$(58,682)
Goodwill impairment charge (net of income taxes of $189)	—	—	—	62,825
Goodwill amortization (net of income taxes of $359 and $994)	1,338	—	3,707	—
Adjusted net income (loss) available to common stockholders	$606	$(1,561)	$8,240	$4,143

Basic earnings per common share:
Reported net (loss) income available to common stockholders	$(0.03)	$(0.07)	$0.20	$(2.48)
Goodwill impairment charge, net	—	—	—	2.65
Goodwill amortization, net	0.06	—	0.16	—
Adjusted basic earnings (loss) per share available to common stockholders	$0.03	$(0.07)	$0.36	$0.17

Diluted earnings per common share:
Reported net (loss) income available to common stockholders	$(0.03)	$(0.07)	$0.19	$(2.45)
Goodwill impairment charge, net	—	—	—	2.62
Goodwill amortization, net	0.06	—	0.15	—
Adjusted diluted earnings (loss) per share available to common stockholders	$0.03	$(0.07)	$0.34	$0.17

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets as of May 1, 2002.  Among other things, this standard requires that the assets and liabilities of a disposal group held for sale (including those of discontinued operations) be presented separately in the asset and liability sections, respectively, of the balance sheet.  The standard also requires reclassification of such items in prior periods if such financial statements are presented for comparative purposes.  The table below shows the April 30, 2002 balance sheet as previously reported, and also as reclassified pursuant to SFAS No. 144.

	April 30, 2002
	As previously reported	Reclassified pursuant to SFAS 144
Net assets of discontinued operations	$1,619	$—
Assets held for sale	—	2,447
Other current assets	75,481	75,481
Total current assets	77,100	77,928
Non-current assets	543,941	543,941
Total assets	$621,041	$621,869

Liabilities of operations held for sale	$—	$828
Other current liabilities	73,083	73,083
Total current liabilities	73,083	73,911
Non-current liabilities	310,432	310,432
Total liabilities	$383,515	$384,343

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45").  FIN 45 clarifies the requirement of FASB No. 5, Accounting for Contigencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  It requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company will record the fair value of future material guarantees, if any.

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

6.             LONG - TERM DEBT

Long-term debt as of April 30, 2002 and January 31, 2003 consists of the following:

	April 30,	January 31,
	2002	2003
Advances on senior secured revolving credit facility (the "old revolver") which provided for advances of up to $280,000, bearing interest at LIBOR plus 2.50%, collateralized by substantially all of the assets of the Company	$156,800	$—
Advances on senior secured delayed draw term "B" Loan (the "old term loan") bearing interest at LIBOR plus 3.75%. This loan was collateralized by substantially all of the assets of the Company	119,300	—
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed	—	150,000
Senior secured term loan (the "new term loan") due January 24, 2010, bearing interest at LIBOR plus 3.25% (approximately 4.625% at January 31, 2003 based on three month LIBOR), with principal payments of $1,500 per year, beginning in fiscal 2004 with the remaining principal balance due at maturity. This loan is collateralized by substantially all of the assets of the Company	—	150,000
Senior secured revolving credit facility (the "new revolver"), which provides for advances of up to $175,000, due January 24, 2008, bearing interest at LIBOR plus 3.00%, (approximately 4.375% at January 31, 2003 based on three month LIBOR). This loan is collateralized by substantially all of the assets of the Company	—	—
Notes payable in connection with businesses acquired, bearing interest at rates of 0% – 12.5%, due in monthly or annual installments varying to $22, expiring December 2003 through May 2009	1,797	2,404
Subordinated, convertible notes payable in connection with business acquired, bearing interest at 7.5%, due in monthly installments varying to $48, expiring on March 15, 2003. Convertible into Class A common stock of the Company, at the note holder's election, at the rate of one share of common stock for each $15.375 of the principal amount surrendered for conversion	2,419	1,585
Notes payable in connection with businesses acquired, bearing interest at 0%, discounted at 4.74% to 5.5%, due in monthly and quarterly installments varying to $375 through April 2005	3,665	3,260
	283,981	307,249
Less—Current maturities	6,436	5,519
	$277,545	$301,730

On January 24, 2003, the Company issued $150,000 of 9.75% senior subordinated notes (the “notes”), due 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock subject to the Company meeting a minimum consolidated fixed charge ratio.  The notes are guaranteed jointly and severally, fully and unconditionally by the Company and its significant subsidiaries.  The Parent has no independent assets or operations and the non guarantor subsidiaries are minor.

On February 11, 2003, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer pursuant to which senior subordinated notes (the "exchange notes") identical in terms and in principal amount to the notes issued on January 24, 2003 (the "old notes") would be issued in exchange for the old notes.  The exchange notes, when issued, would be freely transferable under the Securities Act of 1933, as amended.  The Securities and Exchange Commission is reviewing the registration statement.  Following the effectiveness of the registration statement, the Company will conduct an exchange offer whereby each holder of the old notes would be given an opportunity to exchange the old notes held by it for exchange notes which are equal in principal amount to the old notes surrendered.

Concurrently with the issuance of the notes, the Company entered into a new senior credit facility consisting of the new term loan in the aggregate principal amount of $150,000 and the new revolver in the aggregate principal amount of $175,000.  The Company, under certain circumstances, has the option of increasing the new term loan or the new revolver by an additional $50,000.

The new term loan and new revolver  credit facility agreement contains covenants that restrict dividends and stock repurchases, limit capital expenditures, set minimum net worth requirements, interest coverage and leverage ratios and positive quarterly profitable operations.  The gross proceeds of the notes offering and initial borrowings under the Company’s new term loan were used to repay all outstanding indebtedness under the old term loan and the old revolver.

The Company recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) as a result of the write-off of deferred financing costs related to the old term loan and the old revolver.

As of January 31, 2003, debt matures as follows:

January 31,
2004	$5,519
2005	3,646
2006	2,147
2007	1,775
2008	1,576
Thereafter	292,586
$307,249

7.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings (loss) per share from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle on a basic and diluted basis for the three and nine months ended January 31, 2002 and 2003.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2003	2002	2003
Numerator:
Income from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$650	$1,387	$9,196	$8,619
Less: Preferred stock dividends	(861)	(778)	(2,267)	(2,306)
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle available to common stockholders	$(211)	$609	$6,929	$6,313

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,790	22,739	22,790	22,739
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(213)	(10)	(364)	(23)
Weighted average number of common shares used in basic EPS	23,565	23,717	23,414	23,704
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	—	247	677	262
Weighted average number of common shares used in diluted EPS	23,565	23,964	24,091	23,966

For the three and nine months ended January 31, 2002, 9,187 and 7,038 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2003, 8,659 and 8,454 common stock equivalents related to options, convertible debt, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.             COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.  Comprehensive (loss) income for the three and nine months ended January 31, 2002 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2002	2003	2002	2003
Net (loss) income	$129	$(783)	$6,800	$(56,376)
Other comprehensive income (loss)	1,267	2,673	(6,035)	4,396
Comprehensive (loss) income	$1,396	$1,890	$765	$(51,980)

The components of other comprehensive income (loss) for the three and nine months ended in Janurary 31, 2002 and 2003 are shown as follows:

	Three Months Ended			Nine Months Ended
	January 31, 2002			January 31, 2002
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Cumulative effect of change in accounting principle, beginning of period	$—	$—	$—	$(4,650)	$(1,885)	$(2,765)
Changes in fair value of marketable securities during the period, net	(25)	(10)	(15)	(1,704)	(691)	(1,013)
Change in fair value of interest rate swaps and commodity hedges during period, net	2,311	1,029	1,282	(3,637)	(1,380)	(2,257)
	$2,286	$1,019	$1,267	$(9,991)	$(3,956)	$(6,035)

	Three Months Ended			Nine Months Ended
	January 31, 2003			January 31, 2003
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period, net	$—	$—	$—	$(40)	$—	$(40)
Change in fair value of interest rate swaps and commodity hedges during period, net	4,494	1,821	2,673	7,459	3,023	4,396
	$4,494	$1,821	$2,673	$7,419	$3,023	$4,396

The change in fair value of interest rate swaps for the three and nine months ended January 31, 2003 amounted to $4,389 and $8,225 ($2,631 and $4,912 net of tax), respectively.  The Company terminated these swaps effective January 24, 2003 (Note 9).

9.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company has twelve commodity hedge contracts outstanding.  These contracts expire between August 2003 and November 2005.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As of January 31, 2003 the fair value of these hedges was $273, with the net amount (net of taxes of $131) recorded as an unrealized gain in accumulated other comprehensive income (loss).

During fiscal 2002, the Company was a party to certain hedging contracts with respect to which Enron Corporation (“Enron”) was the counterparty.  On December 2, 2001, Enron filed for Chapter 11 bankruptcy protection.  As a result of the filing, the Company executed the early termination provisions provided under the forward contracts for which Enron was the counterparty, and the Company filed a claim with the bankruptcy court.  Deferred gains of approximately $44, net of tax, related to the Company’s terminated contracts with Enron were included in accumulated other comprehensive income (loss), and are being reclassified into earnings as the original hedged transactions settle.  Additionally, the Company agreed with its equity method investee, US GreenFiber LLC (“GreenFiber”), to include GreenFiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between GreenFiber and the Company on terms identical to those with Enron.  Subsequent changes in the fair value of these commodity contracts ($348 as of January 31, 2003) are being reflected in earnings until their March 2003 termination.

The Company terminated five interest rate swaps on January 24, 2003 concurrent with the issuance of the notes and entering into its new senior credit facility.  These hedges were accounted for as cash flow hedges pursuant to SFAS 133 and were designated to interest payments under the previous credit facility.  The early termination costs associated with the unwind of these swaps amounted to $1,296 which is included in other expense / (income), net in the consolidated statements of operations.

10.          SEGMENT REPORTING

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

	Eastern	Central	Western	FCR
Three Months Ended January 31, 2002:	Region	Region	Region	Recycling	Other
Outside revenues	$35,899	$22,669	$15,651	$23,449	$3,521
Inter-segment revenues	6,754	10,752	3,118	701	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(482)	3,729	57	(3,427)	773
Total assets	$262,405	$115,397	$107,963	$74,149	$75,454

	Eliminations	Total
Outside revenues	$—	$101,189
Inter-segment revenues	(21,325)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	—	650
Total assets	$—	$635,368

	Eastern	Central	Western	FCR
Three Months Ended January 31, 2003:	Region	Region	Region	Recycling	Other
Outside revenues	$35,839	$21,686	$15,931	$18,767	$3,526
Inter-segment revenues	8,675	10,501	2,781	1,590	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(1,660)	3,785	182	(335)	(585)
Total assets	$215,127	$113,262	$108,747	$62,693	$88,100

	Eliminations	Total
Outside revenues	$—	$95,749
Inter-segment revenues	(23,547)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	—	1,387
Total assets	$—	$587,929

	Eastern	Central	Western	FCR
Nine Months Ended January 31, 2002:	Region	Region	Region	Recycling	Other
Outside revenues	$114,490	$73,843	$50,736	$70,272	$13,974
Inter-segment revenues	23,583	35,160	11,302	5,691	58
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	1,836	14,107	1,835	(7,377)	(1,205)
Total assets	$262,405	$115,397	$107,963	$74,149	$75,454

	Eliminations	Total
Outside revenues	$—	$323,315
Inter-segment revenues	(75,794)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	—	9,196
Total assets	$—	$635,368

	Eastern	Central	Western	FCR
Nine Months Ended January 31, 2003:	Region	Region	Region	Recycling	Other
Outside revenues	$115,872	$72,441	$51,465	$75,490	$10,878
Inter-segment revenues	29,126	34,880	10,506	7,391	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(2,025)	15,163	2,714	(276)	(6,957)
Total assets	$215,127	$113,262	$108,747	$62,693	$88,100

	Eliminations	Total
Outside revenues	$—	$326,146
Inter-segment revenues	(81,903)	—
Net income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	—	8,619
Total assets	$—	$587,929

11.          DISCONTINUED OPERATIONS

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

Net assets of discontinued operations at January 31, 2003 represent a commercial recycling facility that the company expects to sell in fiscal year 2003. Net assets of discontinued operations are stated at their expected net realizable value and have been separately classified in the accompanying balance sheets at April 30, 2002 and January 31, 2003 and consist of the following:

	April 30, 2002	January 31, 2003
Current assets	$243	$295
Non-current assets	2,204	2,215
Assets held for sale	$2,447	$2,510

Current liabilities	$828	$1,136
Liabilities of operations held for sale	$828	$1,136

Net assets of discontinued operations	$1,619	$1,374

12.          NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  Consideration for the transaction was in the form of two notes receivable amounting up to  $5,463.  These notes are payable within five years of the anniversary date of the transaction from free cash flow generated from the operations.  The Company has not accounted for this transaction as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyer. The net assets of the operation are disclosed in the balance sheet as “net assets under contractual obligation”, and will be reduced as payments are made.

13.          NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

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

In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of  FAS 123.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46").  FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary who absorbs a majority of the entities expected losses or residual benefits.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003.  Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

14. SUBSEQUENT EVENTS

On Febuary 24, 2003, the Company entered into two, three year interest swap agreements with two banks effectively fixing the interest index rate on a notional $53.0 million at approximately 2.4%.  These hedges are specifically designated to existing interest payments under the term loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

On March 5, 2003, the Company announced that it has entered into an agreement to acquire Hardwick Sanitary Landfill, Inc., which includes a construction and demolition materials landfill located in Hardwick, Massachusetts.  The Company will pay total consideration of $12,000 comprised of $10,000 in cash at closing and $1,000 on successive anniversary dates.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of March 3, 2003, the Company owned and/or operated five Subtitle D landfills, one landfill permitted to accept construction and demolition materials, 36 solid waste collection operations, 31 transfer stations, 41 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues decreased from $101.2 million for the three months ended January 31, 2002 to $95.7 million for the three months ended January 31, 2003.  From May 1, 2001 through April 30, 2002, the Company acquired four solid waste collection, transfer and disposal operations all of which were accounted for under the purchase method of accounting for business combinations.  Between May 1, 2002 and January 31, 2003 the Company acquired five such businesses.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included together with those of the Company’s from the actual dates of the acquisitions and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.

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

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  In the quarter, the Company’s collection revenues as a percentage of total revenues increased due to the transfer of the export brokerage business, which was effective September 30, 2002.  The decrease in the Company’s collection revenues as a percentage of revenue during the current fiscal year is primarily due to volume decreases, as well as the increase during the current fiscal year in the Company’s recycling revenues as a percentage of revenue. This is due to higher average recyclable commodity prices and volumes.  In the quarter and during the current fiscal year, brokerage revenues as a percentage of revenues decreased due to lower volumes and prices as well as the transfer of the export brokerage business.  The decrease in the Company’s other revenues as a percentage of revenues during the current fiscal year is attributable to the divestiture or termination of those projects during the period.

	% of Revenues (1)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2003	2002	2003
Collection	46.8%	49.0%	46.6%	45.8%
Landfill/disposal facilities	14.1	14.6	13.8	14.4
Transfer	10.1	10.8	11.1	11.3
Recycling	17.3	21.5	15.5	18.4
Brokerage	11.1	4.1	11.7	10.1
Other	0.6	0.0	1.3	0.0
Total revenues	100.0%	100.0%	100.0%	100.0%

(1)  Percentages of total revenues for the three and nine months ended January 31, 2002 have been restated to conform with classification of revenues attributable to services provided in the current fiscal year.

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

The Company capitalizes certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering costs.  The Company routinely evaluates all such capitalized costs, and expenses those costs related to projects not likely to be successful.  Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.  The Company will have material financial obligations relating to closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future.  The Company has provided and will in the future provide accruals for these future financial obligations (generally for a term of 30 years after final closure) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that the Company’s financial obligations for closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s Consolidated Financial Statements bear in relation to revenues.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2003	2002	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	65.4	64.8	65.4	65.8
General and administration	13.8	14.2	12.7	12.9
Depreciation and amortization	12.7	12.1	11.9	11.0
Operating income	8.1	8.9	10.0	10.3
Interest expense, net	7.5	6.8	7.4	6.3
Income from equity method investments,	(1.8)	(0.6)	(0.4)	(0.7)
Other expense/(income), net	1.6	0.6	(1.5)	0.3
Provision for income taxes	0.2	0.7	1.7	1.9
Income from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	0.6%	1.4%	2.8%	2.5%

EBITDA (1)	20.8%	21.1%	21.8%	21.3%

(1) See discussion and computation of EBITDA below.

Three Months Ended January 31, 2003

Revenues.  Revenues decreased $5.4 million, or (5.3%) to $95.8 million in the quarter ended January 31, 2003 from $101.2 million in the quarter ended January 31, 2002.  The revenue decrease in the quarter is mainly attributable to divested businesses amounting to $9.5 million, of which the transfer of the export brokerage business accounted for $8.3 million.  Offsetting this decrease were higher average recyclable commodity prices and volumes, which  accounted for an increase of $3.9 million and revenues from the rollover effect of acquired businesses, which accounted for $0.4 million in the quarter.  The core solid waste business reflected a net decrease of $0.2 million as price increases were offset by lower volumes.

Cost of operations.  Cost of operations decreased $4.1 million or (6.2%) to $62.0 million in the quarter ended January 31, 2003 from $66.1 million in the quarter ended January 31, 2002.  Cost of operations as a percentage of revenues decreased to 64.8% in the quarter ended January 31, 2003 from 65.4% in the prior year.  The decrease mainly arose from reduced material purchases and other direct costs of operations as a result of the transfer of the export brokerage business.

General and administration.  General and administration expenses decreased $0.4 million, or (2.9%) to $13.6 million in the quarter ended January 31, 2003 from $14.0 million in the quarter ended January 31, 2002, and increased as a percentage of revenues to 14.2% in the quarter ended January 31, 2003 from 13.8% in the quarter ended January 31, 2002.  The decrease in general and administration expenses was primarily due to lower legal costs.  The increase in general administration expenses as a percentage of revenue was primarily the result of lower revenues in the quarter.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.2 million, or (9.4)%, to $11.6 million in the quarter ended January 31, 2003 from $12.8 million in the quarter ended January 31, 2002.  While depreciation expense remained relatively constant between periods, the decrease was primarily attributable to the reduction in goodwill amortization of $1.7 million as a result of adopting SFAS No. 142, offset by an increase in landfill amortization of $0.5 million.  Depreciation and amortization expense as a percentage of revenue decreased to 12.1% in the quarter ended January 31, 2003 from 12.7% in the quarter ended January 31, 2002 which resulted from the decrease in goodwill amortization expense.

Interest expense, net.  Net interest expense decreased $1.1 million, or (14.5)% to $6.5 million in the quarter ended January 31, 2003 from $7.6 million in the quarter ended January 31, 2002.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current fiscal quarter, versus last year.  Interest expense, as a percentage of revenues, decreased to 6.8% in the quarter ended January 31, 2003 from 7.5% in the quarter ended January 31, 2002.

Income from equity method investments.  Income from equity method investments is primarily due to income from U.S. GreenFiber LLC (“GreenFiber”), the Company’s 50% owned joint venture.  Equity method investment income from GreenFiber decreased $1.3 million to $0.6 million in the quarter ended January 31, 2003 compared to $1.9 million in the quarter ended January 31, 2002.  The lower equity income compared to the prior quarter was primarily to due to higher prices paid for raw materials and increased marketing expenses.

Minority interest.  Minority interest in the quarter ended January 31, 2003 and 2002 reflects minority owners’ interest in the Company’s majority owned subsidiary American Ash Recycling of Tennessee, Ltd (“AART”).  AART has completed its ash operation contract and closed its operations in the quarter ended January 31, 2003.

Other expense/(income), net.  Other expense decreased $0.8 million to $0.7 million in quarter ended January 31, 2003 compared to other expense of $1.5 million in the quarter ended January 31, 2002.  In connection with the placement of the new senior secured credit facility, the Company incurred a charge of $1.3 million in the quarter ended January 31, 2003 to unwind certain interest rate swap arrangements associated with the old senior secured credit facility.  Offsetting this charge was a gain on the sale of other assets of $0.3 million and a gain on the conclusion of the AART contract of $0.3 million.  In the quarter ended January 31, 2002, the Company wrote-off $1.7 million associated with commodity hedges as a result of the Enron bankruptcy.  This charge was offset by income associated with the sale of other assets of $0.2 million.

Provision for income taxes.  Provision for income taxes increased $0.4 million in the quarter ended January 31, 2003 to $0.6 million from $0.2 million in the quarter ended January 31, 2002.  The effective tax rate increased to 30.9% in the quarter ending January 31, 2003 from 26.3% in the quarter ended January 31, 2002 primarily due to the sale of a significant portion of the Company’s interest in New Heights in the prior year.

Extraordinary item — early extinguishment of debt, net.  In the quarter ended January 31, 2003, the Company entered into a new senior secured credit facility resulting in the extinguishment of $2.2 million (net of tax benefit of $1.5 million) in debt financing costs associated with the old senior secured credit facility.

Nine Months Ended January 31, 2003

Revenues.  Revenues increased $2.8 million, or 1.0% to $326.1 million in the nine months ended January 31, 2003 from $323.3 million in the nine months ended January 31, 2002.  The revenue increase is mainly attributable to higher average recyclable commodity prices and volumes, which accounted for an increase of $17.5 million and the core solid waste business reflected a net increase of $1.8 million, as the successful price increase program more than offset the decrease in volume.  Revenues from the rollover effect of acquired businesses, accounted for an increase in revenues of $1.4 million.  Offsetting these increases was a decrease in revenues from divested businesses amounting to $17.9 million, of which the transfer of the export brokerage business accounted for $11.3 million.

Cost of operations.  Cost of operations increased $2.9 million or 1.4% to $214.4 million in the nine months ended January 31, 2003 from $211.5 million in the nine months ended January 31, 2002.  Cost of operations as a percentage of revenues increased to 65.8% in the nine months ended January 31, 2003 from 65.4% in the prior year.  The increase mainly arose from higher volumes of recyclable material purchases, partially offset by lower costs of operations as a result of the transfer of the export brokerage business.

General and administration.  General and administration expenses increased $0.9 million, or 2.2% to $42.1 million in the nine months ended January 31, 2003 from $41.2 million in the nine months ended January 31, 2002, and increased as a percentage of revenues to 12.9% in the nine months ended January 31, 2003 from 12.7% in the nine months ended January 31, 2002.  The increase in general and administration expenses was primarily the result of increased legal costs associated with ongoing lawsuits.

Depreciation and amortization.  Depreciation and amortization expense decreased $2.5 million, or (6.5)%, to $35.9 million in the nine months ended January 31, 2003 from $38.4 million in the nine months ended January 31, 2002.  While depreciation expense remained relatively constant between periods, the decrease was primarily attributable to the reduction in goodwill amortization of $4.7 million as a result of adopting SFAS No. 142, offset by increased landfill amortization of $2.2 million.  Depreciation and amortization expense as a percentage of revenue decreased to 11.0% in the nine months ended January 31, 2003 from 11.9% in the nine months ended January 31, 2002 which resulted from the decrease in goodwill amortization expense and higher levels of revenue.

Interest expense, net.  Net interest expense decreased $3.4 million, or (14.3)%, to $20.4 million in the nine months ended January 31, 2003 from $23.8 million in the nine months ended January 31, 2002.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current period, versus last year.  Interest expense as a percentage of revenues decreased to 6.3% in the nine months ended January 31, 2003 from 7.4% in the nine months ended January 31, 2002.

Income from equity method investments.  Income from equity method investments increased $1.0 million to $2.4 million in the nine months ended January 31, 2003 compared to $1.4 million in the nine months ended January 31, 2002.  Income from GreenFiber decreased $1.4 million to $2.4 million in the nine months ended January 31, 2003 from $3.8 million in the nine months ended January 31, 2002.  GreenFiber’s equity income in the nine months ended January 31, 2003 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.  Excluding the eminent domain gain, the lower GreenFiber equity income in the nine months ended January 31, 2003 was primarily due to higher prices paid for raw materials and increased marketing expenses.  In the nine months ended January 31, 2002, the Company also recorded a $2.4 million loss related to the Company’s further investment in the New Heights tire processing business.

Minority interest. Minority interest in the nine months ended January 31, 2003 and 2002 reflects minority owners’ interest in the Company’s majority owned subsidiary AART.  AART has completed its ash operation contract and closed its operations in the nine months ended January 31, 2003.

Other expense/(income), net.  Other expense in the nine months ended January 31, 2003 was $0.9 million compared to other income of $5.0 million in the nine months ended January 31, 2002.  In connection with the placement of the new senior secured credit facility, the Company incurred a charge of $1.3 million in the nine months ended January 31, 2003 to unwind certain interest rate swap arrangements associated with the old senior secured credit facility.  Offsetting this charge was a gain on the sale of other assets of $0.1 million and a gain on the conclusion of the AART contract of $0.3 million.  Other income of $5.0 million in the prior year was attributable to the gain recognized on the sale of Multitrade of $4.0 million as well as the sale of Bangor Hydro warrants which realized a gain of $1.7 million and gains of $1.0 million associated with the sale of S&S Commercial and other assets.  These gains were offset by a write-off of $1.7 million associated with commodity hedges as a result of the Enron bankruptcy.

Provision for income taxes.  Provision for income taxes increased $0.7 million in the nine months ended January 31, 2003 to $6.2 million from $5.5 million in the nine months ended January 31, 2002.  The effective tax rate increased to 42.0% in the nine months ended January 31, 2003 from 37.5% in the nine months ended January 31, 2002 primarily due to the loss on the sale of a significant portion of the Company’s interest in New Heights in the nine months ended January 31, 2002, partially offset by the decrease in nondeductible goodwill amortization and utilization of capital loss carryforwards on the transfer of the export brokerage business.

Extraordinary item — early extinguishment of debt, net.  In the nine months ended January 31, 2003, the Company entered into a new senior secured credit facility resulting in the extinguishment of $2.2 million (net of tax benefit of $1.5 million) in debt financing costs associated with the old senior secured credit facility.

Cumulative effect of change in accounting principle.  The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  The Company performed an impairment test as of May 1, 2002.  Goodwill was determined to be impaired and the amount of $62.8 million (net of tax benefit of $0.2 million) was charged to earnings in the nine months ended January 31, 2003 as a cumulative effect of change in accounting principle.  In the nine months ended January 31, 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in a charge to earnings as a cumulative effect of change in accounting principle in the amount of $0.3 million (net of tax benefit of $0.1 million) for the portion of interest rate swap hedges determined to be ineffective.

EBITDA

Earnings before interest, depreciation and amortization (“EBITDA”) is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be viewed as an alternative to, or a separate measure of GAAP, but is provided because the Company believes that EBITDA, in a capital -and long lived asset- intensive industry, such as solid waste, is a useful indicator of operating performance, in a manner that is not influenced by past capital expenditures, a company's capital structure or taxes. Additionally, the Company understands that certain investors use this information to gauge a company’s operating performance, apart from such non-operating factors such as the cost of debt, tax rates and tax liabilities, depreciation policies and amortization schedules. Historically, EBITDA has been the key measure for comparison of operating efficiency between public companies within the solid waste industry, and has been used by investors as a key ratio in correlating the market price of a company’s equity and in determining the total enterprise value of each company. For these reasons, management calculates EBITDA internally as a key measurement to determine the efficiency of its operations and shares this measurement with investors.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2003	2002	2003
Operating income	$8,228	$8,564	$32,188	$33,704
Depreciation and amortization	12,825	11,622	38,390	35,900
EBITDA	$21,053	$20,186	$70,578	$69,604

EBITDA as a percentage of revenues	20.8%	21.1%	21.8%	21.3%

Analysis of the factors contributing to the change in EBITDA is included in the discussions above.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $0.3 million at April 30, 2002 compared to net working capital of $15.2 million at January 31, 2003.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the increase were higher trade receivable balances, lower current closure/post-closure accruals and the elimination of the unwound interest rate swap obligations from other accrued liabilities, partially offset by higher trade payable balances.

On January 24, 2003, the Company issued $150.0 million of 9.75% senior subordinated notes (the “notes”), due 2013.  Concurrently with the issuance of the notes, the Company entered into a new senior credit facility consisting of a new term loan in the aggregate principal amount of $150.0 million and a new revolving credit facility in the aggregate principal amount of $175.0 million.  The Company, under certain circumstances, has the option of increasing the new term loan or the new revolving credit facility by an additional $50.0 million.  The new term loan and the new revolving credit facility are substantially secured by all of the assets of the Company.  The gross proceeds of the notes offering and initial borrowings under the Company’s new term loan were used to repay all outstanding indebtedness under the old term loan and the old revolver, pay transaction costs related to the notes offering and the new senior secured credit facility and the balance of the proceeds is expected to be used for general corporate purposes.

Funds available to the Company under the new revolving credit facility were approximately $129.8 million at January 31, 2003, subject to the Company’s ability to meet certain borrowing conditions.

Net cash provided by operating activities amounted to $36.5 million for the nine months ended January 31, 2003 compared to $52.8 million for the same period of the prior fiscal year.  The decrease is primarily due to higher trade accounts receivable balances and a reduction in accrued liabilities, offset by an increase in trade accounts payable.

Net cash used in investing activities was $32.9 million for the nine months ended January 31, 2003 compared to $2.1 million provided by investing activities in the same period of the prior fiscal year.  The increase in net cash used in investing activities is primarily due to proceeds received from divestitures in the nine months ended January 31, 2002.

Net cash provided by financing activities was $10.7 million for the nine months ended January 31, 2003 compared to $60.6 million used by financing activities in the same period of the prior fiscal year.  This increase is primarily due to the excess cash provided by the Company’s debt restructuring in the current fiscal year as well as the Company, in the prior fiscal year, paying down long-term debt primarily from the proceeds received from divestitures.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most  debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 was effective January 1, 2003.  As a result, gains and losses on future debt extinguishment, if any, will be  recorded in pre-tax income.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

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

In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of  FAS 123.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position as well as related disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46").  FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary who absorbs a majority of the entities expected losses or residual benefits.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003.  Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward–looking statements made in this Form 10-Q and presented elsewhere by management from time to time.

The Company’s increased leverage may restrict its future operations and impact its ability to make future acquisitions.

As a result of the acquisition of KTI and the increase in the Company’s credit facilities, the Company’s indebtedness increased substantially. This increased indebtedness has resulted in increased borrowing costs, which have adversely impacted the Company’s operating results and may adversely affect the Company’s operating results in the future. The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

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

In connection with these waste handling agreements, the cities of Biddeford and Saco and the additional 13 municipalities that were parties to the agreements have filed lawsuits in the State of Maine seeking the residual cancellation payments and alleging, among other things, the Company’s breach of the waste handling agreement for the Company’s failure to pay the residual cancellation payments in connection with the KTI merger, failure to pay off limited partner loans in accordance with the terms of the agreement and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all relevant transactions since May 3, 1996. If the plaintiffs are successful in their claims against the Company and damages are awarded, the Company’s business, financial condition and results of operations could be materially adversely affected. (See Part II — Item 1. Legal Proceedings)

The Company may not be able to effectively compete in the highly competitive solid waste services industry.

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

The Company’s GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, some of which have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to the Company’s detriment.

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

The holders of Class B common stock are entitled to ten votes per share and the holders of Class A common stock are entitled to one vote per share. At March 3, 2003, an aggregate of 988,200 shares of Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on March 3, 2003, the shares of Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 31.0% of the aggregate voting power of the Company’s stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company has interest rate risk relating to approximately $150.0 million of long-term debt at January 31, 2003.  The interest rate on the variable rate portion of long-term debt was 4.625%.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points; it would have an approximate interest expense change of $0.4 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

On February 24, 2003, the Company entered into two interest swap agreements with two banks effectively fixing the interest index rate on a notional $53.0 million at approximately 2.4%.  These hedges are specifically designated to existing interest payments under the term loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company’s commodity exposure, the Company has entered into twelve commodity hedging agreements that have been authorized pursuant to the Company’s policies and procedures.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  If commodity prices were to change by 10%, the impact on the Company’s operating margin is estimated at $0.8 million for the quarter reported.

On December 2, 2001, Enron Corporation (“Enron”) filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts for which Enron was the counterparty, and the Company filed a claim with the bankruptcy court.  Deferred gains of approximately $0.1 million, net of tax, related to the Company’s terminated contracts with Enron are included in accumulated other comprehensive income, and will be reclassified into earnings as the original hedged transactions settle.  Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions) in exchange for entering into commodity contracts between GreenFiber and the Company on terms identical to those with Enron.  Subsequent changes in the fair value of these commodity contracts ($0.3 million as of January 31, 2003) will be reflected in earnings until their March 2003 termination.

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

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, North Country Environmental Services, Inc. (“NCES”), was a party to an appeal against the Town of Bethlehem, New Hampshire (“Town”) before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES’s landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES’s 87-acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town has continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage II, Phase II. Additionally, the Town has asserted such jurisdiction with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, NCES filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to NCES’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000 following approval by the New Hampshire Department of Environmental Services (“DHES”), as well as the methane gas utilization/ leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion for which NCES has filed an application with DHES. On October 8, 2002, the judge ruled on NCES’s motion to dismiss five of the Town’s counterclaims. The judge dismissed two of the counterclaims (attorney fees and injunctive relief), but denied NCES’s motion to dismiss the other three counterclaims (the Town’s claim that landfill construction subsequent to Stage II, Phase II is subject to the 21 conditions of the 1986 special exception; the Town’s claim for a declaration that NCES must apply for site-plan review and a building permit for construction subsequent to Stage II, Phase II, or in the alternative, that the Town may commence an enforcement action for NCES’s failure to make such application; and the Town’s request for declaratory relief to allow it to apply its zoning ordinances to Stage IV). A mediation conference took place on October 18, 2002, but no settlement was reached. The trial was held in December 2002. Post-trial briefs were filed on January 31, 2003.  NCES believes that the State Supreme Court’s denial of the town’s appeal last year and DHES’ approval of NCES landfill operations provide adequate authority for NCES to operate. However, there can be no guarantee NCES will prevail, or will be able to continue, or to expand, current operations in accordance with NCES’s plans, which could have a material adverse effect on the Company’s business, financial position or results of operations.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. The hearing officer is expected to make a recommendation to the Department of Labor commissioner by the end of the Company's fiscal year.  The Company continues to explore settlement possibilities with the State. The Company believes that it has meritorious defenses to these claims.

On or about November 7, 2001, The Company’s subsidiary New England Waste Services of Maine, Inc. (“NEWS of ME”) was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of Maine Inc. dba New England Organics, et

al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, NEWS of ME filed a cross-claim against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether plaintiff is barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiff in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where NEWS of ME was a defendant. Accordingly, subject to plaintiff’s right to appeal the court’s decision, NEWS of ME is dismissed from the litigation. In the event of an appeal, the Company believes it has meritorious defenses to these claims.

On or about December 11, 2001, the Company was served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager. The bill in equity seeks an accounting related to non-compete tip fee payments from the Company to Ms. Hager pursuant to a 1993 release and settlement agreement. The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, the Company filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process. On March 18, 2002, the court granted the motion to stay. On August 5, 2002, the court extended the stay pending the arbitration process. On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice. On January 15, 2003, Ms. Hager filed a written request for arbitration with the American Arbitration Association alleging that she is owed between $150,000 and $300,000.   The Company believes that it has meritorious defenses to these claims.

The Company offers no prediction of the outcome of any of the proceedings described above. The Company is vigorously defending each of these lawsuits. However, there can be no guarantee that the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to the Company’s business, financial condition, results of operations or cash flows.

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

(b)           Reports on Form 8-K:

(1)           Form 8-K, dated and filed January 14, 2003 in which the Company announced its renewed intention to offer $150.0 million of senior subordinated notes due 2013 and to obtain a new credit facility of $325.0 million.

(2)           Form 8-K dated and filed January 21, 2003 in which the Company announced the pricing of its 9.75% senior subordinated notes in the aggregate principal amount of $150.0 million (the “Notes”) to be issued in a previously announced institutional private placement.

(3)           Form 8-K dated and filed January 24, 2003 in which the Company announced completion of its previously announced offering of $150.0 million in aggregate principal amount of its 9.75% Senior Subordinated Notes due 2013.  The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds to the Company were approximately $144.0 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: March 10, 2003	By: /s/ Richard A Norris
Richard A Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, John W. Casella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Casella Waste Systems, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003
By: /s/ Richard A. Norris
Richard A. Norris Chief Financial Officer