Form 10-K
period 2003-04-30
CASELLA WASTE SYSTEMS INC
filed 2003-07-24
CIK 911177

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

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

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Class A common stock at the close of business on October 31, 2002 was $110,942,700 The Company does not have any non-voting common stock outstanding.

        There were 22,787,282 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of July 1, 2003. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of July 1, 2003.

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

PART I

ITEM 1. BUSINESS

        Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to approximately 293,000 residential customers and 50,000 industrial and commercial customers, primarily in the eastern United States. We believe we are currently the number one or number two provider of solid waste collection services in 80% of the areas served by our collection divisions. As of July 1, 2003, we owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 33 transfer stations, 37 recycling facilities, one waste-to-energy facility and a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

Overview of Our Business

        Background.    Casella was founded in 1975 as a single truck operation in Rutland, Vermont and subsequently expanded to include operations in New Hampshire, Maine, upstate New York, northern Pennsylvania and eastern Massachusetts. In 1993, we initiated an acquisition strategy to take advantage of anticipated reductions in available landfill capacity in Vermont and surrounding states due to increasing environmental regulation and other market forces driving consolidation in the solid waste services industry. In 1995, we expanded our operations from Vermont and New Hampshire to Maine with the acquisition of the companies comprising New England Waste Services of ME, Inc., and in January 1997 we established a market presence in upstate New York and northern Pennsylvania through our acquisition of Superior Disposal Services, Inc.'s business. From May 1, 1994 through December 30, 1999, when we acquired KTI, Inc., we acquired 161 solid waste businesses, including five Subtitle D landfills.

        In 1997, we raised $50.2 million from the initial public offering of shares of our Class A common stock. In 1998, we raised an additional $41.3 million through a follow-on public offering of an additional 1.6 million shares of Class A common stock. In August 2000, we sold 55,750 shares of our Series A redeemable convertible preferred stock to Berkshire Partners LLC, an investment firm, and other investors for $55.8 million.

        KTI Acquisition and Restructuring.    In December 1999, we acquired KTI, an integrated provider of waste processing services, for aggregate consideration of $340.0 million. KTI represented a unique opportunity to acquire disposal capacity and collection operations in our primary market area and in contiguous markets in eastern Massachusetts, as well as other businesses which fit within our operating strategy. KTI assets which we considered core to our operations included the following:

  •
  A majority interest in Maine Energy Recovery Company, Limited Partnership, a waste-to-energy facility which provided us with important additional disposal capacity in our Eastern region and which generates electric power for sale. We subsequently acquired the remaining ownership interest in this facility;

  •
  FCR, which consisted of 18 recycling facilities (now 22) that process and market recyclable materials under long-term contracts with municipalities and commercial customers. FCR also included a brokerage business;

  •
  Transfer and collection operations which were "tuck-ins" to our existing Maine operations; and

  •
  Cellulose insulation plants which manufacture cellulose insulation for use in residential dwellings and manufactured housing and which consume significant fiber produced from the residential recycling business of FCR.

        Following our acquisition of KTI, we focused on the integration of KTI and the divestiture of non-core KTI assets, which included tire recycling assets, commercial recycling facilities, mulch recycling, certain waste-to-energy facilities in Florida and Virginia, a waste-to-oil remediation facility and a broker and a processor of high density polyethylene. We also sold our majority interest in another waste-to-energy facility in Maine that we acquired as part of KTI. As part of this divestiture program, in the fourth quarter of fiscal year 2001, we incurred non-recurring charges of $111.7 million, of which $90.6 million were non-cash, relating to the impairment of goodwill from the acquisition of KTI, the closure of certain facilities, severance payments to terminated employees and losses on sale of non-core assets. We have completed the divestiture program for aggregate consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce our indebtedness.

        In September 2002, we transferred our export brokerage operations to former employees who had been responsible for managing that business. In June 2003, we completed the transfer of our domestic brokerage operations and a commercial recycling business to employees who managed those businesses, in exchange for notes receivable of approximately $5.0 million, payable to the extent of cash flow of the businesses.

Solid Waste Operations

        Our solid waste operations comprise a full range of non-hazardous solid waste services, including collection operations, transfer stations, material recycling facilities and disposal facilities.

        Collections.    A majority of our commercial and industrial collection services are performed under one-to-three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.

        Transfer Stations.    Our transfer stations receive, compact and transfer solid waste collected primarily by various collection operations, for transport to disposal facilities by larger vehicles. We believe that transfer stations benefit us by: (1) increasing the size of the wastesheds which have access to our landfills; (2) reducing costs by improving utilization of collection personnel and equipment; and (3) helping us build relationships with municipalities and other customers by providing a local physical presence and enhanced local service capabilities.

        Material Recycling Facilities.    Our Material Recycling Facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR, we operate 22 MRFs in geographic areas not served by our collection divisions or disposal facilities. Revenues are received from municipalities and customers in the form of processing and tipping fees and commodity sales. These MRFs are large scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long term contracts. We also operate additional MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within our core solid waste services market area have generally maintained primary responsibility for recycling efforts.

        Disposal Facilities.    We dispose of solid waste at our landfills and at our waste-to-energy facility.

        Landfills.    The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2001, 2002 and 2003, for landfills we operated during the years then ended:

	April 30, 2001			April 30, 2002			April 30, 2003
	Estimated Remaining Permitted Capacity in Tons (1)(2)	Estimated Additional Permittable Capacity in Tons (1)(3)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)(2)	Estimated Additional Permittable Capacity in Tons (1)(3)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)(2)	Estimated Additional Permittable Capacity in Tons (1)(3)	Estimated Total Capacity
Balance, beginning of period	5,822	4,900	10,722	6,996	2,968	9,964	8,951	17,185	26,136
Acquisitions	—	—	—	—	—	—	607	422	1,029
New expansions pursued (4)	—	—	—	—	17,201	17,201	(183)	5,663	5,480
Permits granted	2,138	(1,964)	174	3,334	(2,962)	372	—	—	—
Airspace consumed	(995)	—	(995)	(1,232)	—	(1,232)	(1,373)	—	(1,373)
Changes in engineering estimates	31	32	63	(147)	(22)	(169)	(689)	(956)	(1,645)

Balance, end of period	6,996	2,968	9,964	8,951	17,185	26,136	7,313	22,314	29,627

(1)
We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits may place a daily and/or annual limit on capacity.

(2)
Includes capacity of 240,000 tons at our NCES landfill which we are currently utilizing. Does not include additional capacity of 1.3 million tons which has been permitted under the authority of the New Hampshire Department of Environmental Services. Our right to utilize this additional capacity was recently limited by the Grafton, New Hampshire Superior Court. We are appealing this decision to the New Hampshire Supreme Court. See "Legal Proceedings."

(3)
Represents capacity which we have determined to be "permittable" in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received within the next two to five years; and (v) senior management has approved the project.

(4)
Does not include certain expansion capacity which we are seeking at our NCES and Hyland landfills. Since expansion capacity at our NCES landfill requires resolution of a local dispute on land use, 1.3 million tons of expansion capacity having an estimated useful life of 9.9 years, is omitted. We have also omitted an additional approximately 5.0 million tons of capacity having an estimated useful life of 22.5 years at our Hyland landfill which is subject to local permissive expansion referendum targeted for calendar 2004 and our receipt of necessary permits.

        Clinton County.    The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County pursuant to a 25-year lease which expires in 2021. The landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren and Washington Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes municipal solid waste, construction and demolition debris, and special waste which is approved by regulatory agencies. We are pursuing the landfill expansion permitting process which, if successful, would provide additional permittable capacity of approximately 8.9 million tons which, at the current usage rate, would add an additional 50 years of capacity. We have entered into extended agreements with the town and county applicable to this additional volume and expect to receive the necessary approvals during the next 12 months.

        Waste USA.    The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds associated with the northern two-thirds of Vermont. The landfill is permitted to accept all residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since our purchase of this landfill in 1995, we have expanded the capacity of this landfill through approximately fiscal 2007. We are currently in the process of applying for approximately 5.0 million tons of additional capacity which, at the current usage rate, would add an additional 20-25 years of capacity.

        Pine Tree.    The Pine Tree landfill is located in Hampden, Maine. It is permitted to accept ash, front-end processing residues from the waste-to-energy facilities within the State of Maine and related sludges and special waste which is approved by regulatory agencies. In addition, it is permitted to accept municipal solid waste that is by-pass waste, which is non-burnable waste, from the Maine Energy and Penobscot Energy Recovery Company ("PERC") waste-to-energy facilities, as well as municipal solid waste that is in excess of the processing capacities of other waste-to-energy facilities within the State of Maine. In January 2002, the facility received final approval for approximately 3.0 million tons of additional capacity and is currently developing its next expansion plan. See "Regulation."

        NCES.    The North Country Environmental Services (NCES) landfill located in Bethlehem, New Hampshire serves the northern and central wastesheds of New Hampshire and certain contiguous Vermont and Maine wastesheds. Since the purchase of this landfill in 1994, we have consistently experienced expansion opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional permittable capacity, we have been required to assert our rights through litigation in the New Hampshire court system. Our use of this capacity, which is ongoing, remains subject to court challenge by local authorities. In April 2003, the Grafton, New Hampshire Superior Court upheld certain restrictions on the expansion of this landfill. We are appealing this ruling to the New Hampshire Supreme Court. See "Legal Proceedings."

        Hyland.    The Hyland landfill located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept all residential and commercial municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility is located on a 600-acre property, which represents considerable additional expansion capabilities. In 1999, as part of a long-term settlement with the Town of Angelica, we entered into an agreement requiring a permissive referendum to expand beyond a pre-agreed footprint. As a result, the above table reflects only that capacity which has been pre-agreed with the Town of Angelica as being permittable. We expect to seek a townwide referendum during calendar year 2004 local elections. If successful, we expect to seek and receive a permit for an additional 38 acres, representing in excess of 5.0 million tons of additional capacity.

        Hakes.    The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. We believe that the site has permittable capacity of over 3.0 million tons, based on existing regulatory requirements and local community support. We expect to apply for this expansion during the next 18 months and do not expect substantial opposition from the local community. We recently entered into a revised long-term host community agreement related to the expansion of the facility.

        Hardwick.    The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, is permitted to accept construction and demolition material and a limited amount of municipal solid waste and certain difficult-to-manage wastes. The facility currently is permitted to accept 300 tons per day including 50 tons per day of municipal solid waste. The Hardwick landfill is located on a 18-acre property. In addition, we have an option to purchase approximately 160 additional acres that are adjacent to the landfill. We estimate that at its current permit limits, the facility has between 7 and 8 years of operating life. In addition, an estimated 400,000 tons of additional permittable capacity is currently being pursued.

        Templeton.    In June 2003 we signed a 20-year development and operating agreement with the Town of Templeton, Massachusetts for the development, operation and maintenance of the Templeton Sanitary Landfill. The landfill is located on a 58-acre site and will, when permitted, serve the eastern Massachusetts wasteshed.

        We also have rights to remaining capacity at a residual landfill and a construction and demolition landfill in Brockton, Massachusetts and Cheektowaga, New York, respectively, totaling approximately 708,000 tons as of April 30, 2003. The Cheektowaga landfill is expected to be closed in the summer of 2003. The Brockton landfill has an expected remaining life of approximately two years. In addition, we own and/or operated five unlined landfills which are not currently in operation. All of these landfills have been closed and capped to environmental regulatory standards by us.

        Maine Energy Waste-to-Energy Facility.    We own a waste-to-energy facility, Maine Energy Recovery Company, Limited Partnership, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives solid waste from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Central Maine Power, an electric utility, and guarantees 100% of its electric generating capacity to CL Power Sales One, LLC. Maine Energy is part of the Eastern region. Our use of the facility is subject to permit conditions, some of which are opposed by local authorities. See "Regulation" and "Legal Proceedings."

Operating Segments

        We manage our solid waste operations on a geographic basis through three regions, which we have designated as the Central, Eastern and Western regions and which each comprise a full range of solid waste services serving approximately an aggregate of 339,000 customers, and through FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations.

        Within each geographic region, we organize our solid waste services around smaller areas that we refer to as "wastesheds". A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities, some of which may be owned and operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each of these divisions is managed as a separate profit center, but operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.

        Throughout its 22 material recycling facilities, FCR services 22 anchor contracts, which are long-term commitments from a municipality of five years or greater to guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee committed by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 22 FCR facilities process recyclables collected from approximately 2.7 million households, representing a population of approximately 8.2 million.

        The following table provides information about the assets held by each operating region and FCR as of July 1, 2003.

	Central region	Eastern region	Western region	FCR Recycling
Fiscal year 2003 revenues	$90.5	$153.3	$68.5	$94.3
Solid waste collection operations	12	12	13	—
Transfer stations	13	9	10	1
Recycling facilities	5	8	2	22
Disposal facilities (1)	Bethlehem, NH Coventry, VT Schuyler Falls, NY	Biddeford, ME Hampden, ME Hardwick, MA	Angelica, NY Campbell, NY	—

(1)
Each of the disposal facilities in the table is a Subtitle D landfill, with the exception of the disposal facility located in Campbell, New York, which is a landfill permitted to accept only construction and demolition materials and the disposal facility located in Biddeford, Maine, which is a waste-to-energy facility. The Hardwick, Massachusetts disposal facility is permitted to accept construction and demolition material and a limited amount of municipal solid waste. In addition, we signed a 20-year development and operating agreement for a Subtitle D landfill in Templeton, Massachusetts, which is not yet operating. We also have rights to the remaining air space capacity at a residual landfill and a construction and demolition landfill located in Brockton, Massachusetts and Cheektowaga, New York, respectively, totaling approximately 708,000 tons as of April 30, 2003. The Cheektowaga landfill is expected to be closed in the summer of 2003. The Brockton landfill has an expected remaining life of approximately two years.

        Central Region.    The Central region consists of wastesheds located in Vermont, northwestern New Hampshire and eastern upstate New York. The portion of upstate New York served by the Central Region includes Clinton, Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two permitted Subtitle D landfills in Vermont, and our NCES landfill in Bethlehem, New Hampshire is one of only six permitted Subtitle D landfills in New Hampshire. In the Central Region, there are a total of 13 permitted Subtitle D landfills.

        The Central region has become our most mature operating platform, as we have operated in this region since our inception in 1975. We have achieved a high degree of vertical integration of the wastestream in this region, resulting in stable cash flow performance. In the Central region, we also have a market leadership position. Our primary competition in the Central region comes from Waste Management, Inc. in the larger population centers (primarily southern New Hampshire), and from smaller independent operators in the more rural areas. As our most mature region, future operating efficiencies will be driven primarily by improving our core operating efficiencies and providing enhanced customer service.

        Eastern Region.    The Eastern region consists of wastesheds located in Maine, southeastern New Hampshire and eastern Massachusetts. These wastesheds generally have been affected by the regional constraints on disposal capacity imposed by the public policies of New Hampshire, Maine and Massachusetts which have, over the past 10 years, either limited new landfill development or precluded development of additional capacity from existing landfills. Consequently, the Eastern Region relies more heavily on non-landfill waste-to-energy disposal capacity than our other regions. Maine Energy is one of nine waste-to-energy facilities in the Eastern Region.

        We entered the State of Maine in 1996 with our purchase of the assets comprising New England Waste Services of ME., Inc. in Hampden, Maine. Our acquisition of KTI in 1999 significantly improved our disposal capacity in this region and provided an alternative internalization option for our solid waste assets in eastern Massachusetts. Our major competitor in the State of Maine is Waste Management, Inc., as well as several smaller local competitors.

        We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. under court order following its acquisition of Browning Ferris Industries, Inc., and through the acquisition of smaller independent operators. In this region, we generally rely on third party disposal capacity. Consequently, we believe we have a greater opportunity to increase our internalization rates and operating efficiencies in the Eastern region than in our two other regions, where our competitive position generally is stronger. Our primary competitors in eastern Massachusetts are Waste Management, Inc., Allied Waste Industries, Inc., and smaller independent operators.

        Western Region.    The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown and Olean) and northern Pennsylvania (Wellsboro, PA). We entered the Western Region with our acquisition of Superior Disposal Services, Inc.'s business in 1997 and have consistently expanded in this region largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester, Albany and Buffalo.

        While we have achieved strong market positions in this region, we remain focused on increasing our vertical integration through the acquisition or privatization and operation of additional disposal capacity in the market. As compared to our other operating regions, the Western Region, where we own the Hyland landfill, presently contains an excess of disposal capacity as a result of the proliferation during the 1990s of publicly-developed Subtitle D landfills. As a result, we believe that opportunities exist for us to enter into long-term leasing arrangements and other strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, similar to our long-term lease for the Clinton County landfill being operated by our Central Region. We expect that successful implementation of this strategy will lead to improved internalization rates.

        Our primary competitors in the Western region are Waste Management, Inc., Republic Services Group, Inc. and Allied Waste Industries, Inc. in the larger urban areas and smaller independent operators in the more rural markets.

        FCR Recycling.    FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 22 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long term contracts. Ten of FCR's facilities are leased, six are owned and six are under operating contracts. In fiscal year 2003, FCR processed and marketed approximately 865,000 tons of recyclable materials. FCR's facilities are located in Connecticut; North Carolina; New Jersey; Florida; Tennessee; Georgia; Michigan; New York; South Carolina; New Hampshire; Massachusetts; Wisconsin, Maine; and Halifax, Canada.

        A significant portion of the material provided to FCR is delivered pursuant to 22 anchor contracts, which are long-term contracts with municipal customers. The anchor contracts generally have a term of five to ten years and expire at various times between 2004 and 2018. The terms of each of the contracts vary, but all the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

        FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics and aluminum metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2003, 52% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2003, we were party to twelve commodity hedge contracts outstanding with designated terms effective through August 2005.

        In September 2002, we transferred our export brokerage operations to employees who had been responsible for managing that business. In June 2003, we completed the transfer of our domestic brokerage operations and a commercial recycling business to employees who managed those businesses. The brokerage business derived all of its revenues from the sale of recyclable materials, predominately old newspaper, old corrugated cardboard, mixed paper and office paper. The brokerage business marketed in excess of 250,000 per year of various paper fibers both domestically and overseas. The brokers in the brokerage operation are required to identify both the buyer and the seller of the recyclable materials before committing to broker the transaction, thereby minimizing pricing risk, and are not permitted to enter into speculative trading of commodities. As part of our acquisition of KTI, we had acquired brokerage businesses which were focused on domestic and export markets.

GreenFiber Cellulose Insulation Joint Venture

        We are a 50% partner in US GreenFiber LLC, a joint venture with Louisana-Pacific. GreenFiber, which we believe is one of the largest manufacturers of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has ten manufacturing facilities located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; and Waco, Texas. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 35% of cost of goods sold, and is a major purchaser of FCR recycling fiber material produced at various facilities. GreenFiber, which we account for under the equity method, had revenues of $98.6 million for the twelve months ended April 30, 2003. For the same period, we recognized equity income from GreenFiber of $2.1 million.

Competition

        The solid waste services industry is highly competitive. We compete for collection and disposal volume primarily on the basis of the quality, breadth and price of our services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for our services or the loss of business. In addition, competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates.

        Some of the larger urban markets in which we compete are served by one or more of the large national solid waste companies that may be able to achieve greater economies of scale than us, including Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues and tax-exempt financing.

        The insulation industry is highly competitive and labor intensive. In our cellulose insulation manufacturing activities, GreenFiber, our joint venture with Louisiana-Pacific Corporation, competes primarily with manufacturers of fiberglass insulation such as Owens Corning, CertainTeed Corporation and Johns Manville. These manufacturers have significant market shares and are substantially better capitalized than GreenFiber.

Marketing and Sales

        We have a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. We market our services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. We also obtain new customers from referral sources, our general reputation and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

        Maintenance of a local presence and identity is an important aspect of our marketing plan, and many of our managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on all our containers and trucks. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations' membership publications.

        We market our commercial, industrial and municipal services through our sales representatives who visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon meeting certain incentive targets. We emphasize providing quality services and customer satisfaction and retention, and believe that our focus on quality service will help retain existing and attract additional customers.

Employees

        As of July 1, 2003, we employed approximately 2,500 persons, including approximately 500 professionals or managers, sales, clerical, data processing or other administrative employees and approximately 2,000 employees involved in collection, transfer, disposal, recycling or other operations. Certain of our employees are covered by collective bargaining agreements. We believe relations with our employees to be satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

        We actively maintain environmental and other risk management programs, which we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. We also maintain a worker safety program, which encourages safe practices in the workplace. Operating practices at all of our operations are intended to reduce the possibility of environmental contamination and litigation.

        We carry a range of insurance intended to protect our assets and operations, including a commercial general liability policy and a property damage policy. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage.

        Effective July 1, 1999, we established a captive insurance company, Casella Insurance Company, through which we are self-insured for worker's compensation and, effective May 1, 2000, automobile coverage. Our maximum exposure under the worker's compensation plan is $500,000 per individual event with a $1,000,000 aggregate limit, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $500,000 per individual event with a $3,000,000 aggregate limit, after which reinsurance takes effect.

        Municipal solid waste collection contracts and landfill closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. While we have not experienced difficulty in obtaining these financial instruments, if we were unable to obtain these financial instruments in sufficient amounts or at acceptable rates we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Customers

        We provide our collection services to commercial, industrial and residential customers. A majority of our commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or through contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

        Maine Energy is contractually required to sell all of the electricity generated at its facilities to Central Maine Power, an electric utility, pursuant to a contract that expires in 2012, and guarantees 100% of its electricity generating capacity to CL Power Sales One, LLC, pursuant to a contract that expires in 2007.

        FCR provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities. We also acted as a broker of recyclable materials, principally to paper and box board manufacturers in the United States, Canada, the Pacific Rim, Europe, South America and Asia, until these businesses were sold as described above.

        Our cellulose insulation joint venture, GreenFiber, sells to contractors, manufactured home builders and retailers.

Raw Materials

        Maine Energy received approximately 26% of its solid waste in fiscal year 2003 from 19 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

        In fiscal year 2003, FCR received approximately 60% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

        The primary raw material for our insulation joint venture is newspaper. In fiscal year 2003, GreenFiber received approximately 17% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

Seasonality

        Our transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

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

        Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

        The recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. The insulation business experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

Regulation

  Introduction

        We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting us are administered by the United States Environmental Protection Agency ("EPA") and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described below, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs to bring our operations into compliance, although such costs may be incurred in the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

        In order to transport, process, incinerate, or dispose of solid waste, it is necessary for us to possess and comply with one or more permits from federal, state and/or local agencies. We must review these permits periodically, and the permits may be modified or revoked by the issuing agency.

        The principal federal, state and local statutes and regulations applicable to our various operations are as follows:

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

        We currently do not accept for transportation or disposal hazardous substances (as defined in CERCLA, discussed below) in concentrations or volumes that would classify those materials as hazardous wastes. However, we have transported hazardous substances in the past and very likely will transport and dispose of hazardous substances in the future, to the extent that materials defined as hazardous substances under CERCLA are present in consumer goods and in the non-hazardous waste streams of our customers.

        We do not accept hazardous wastes for incineration at our waste-to-energy facilities. We typically test ash produced at our waste-to-energy facilities on a regular basis; that ash generally does not contain hazardous substances in sufficient concentrations or volumes to result in the ash being classified as hazardous waste. However, it is possible that future waste streams accepted for incineration could contain elevated volumes or concentrations of hazardous substances or that legal requirements will change, and that the resulting incineration ash would be classified as hazardous waste.

        Leachate generated at our landfills and transfer stations is tested on a regular basis, and generally is not regulated as a hazardous waste under federal or state law. In the past, however, leachate generated from certain of our landfills has been classified as hazardous waste under state law, and there is no guarantee that leachate generated from our facilities in the future will not be classified under federal or state law as hazardous waste.

        In October 1991, the EPA adopted the Subtitle D regulations under RCRA governing solid waste landfills. The Subtitle D regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Regulations generally require us to install groundwater monitoring wells at virtually all landfills we operate, to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection systems. The Subtitle D regulations also require facility owners or operators to control emissions of methane gas generated at landfills exceeding certain regulatory thresholds. State landfill regulations must meet these requirements or the EPA will impose such requirements upon landfill owners and operators in that state. Each state also must adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D regulatory criteria. Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D regulations.

  The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act")

        The Clean Water Act regulates the discharge of pollutants into the "waters of the United States" from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, "solid waste management facilities"). If run-off or collected leachate from our solid waste management facilities, or process or cooling waters generated at our waste-to-energy facilities, is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off, leachate, or process or cooling water is discharged to a treatment facility that is owned by a local municipality. Numerous states have enacted regulations, which are equivalent to those issued under the Clean Water Act, but which also regulate the discharge of pollutants to groundwater. Finally, virtually all solid waste management facilities must comply with the EPA's storm water regulations, which are designed to prevent contaminated storm water from flowing into surface waters.

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA")

        CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for investigation and cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be based on the existence of any of more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, under certain circumstances, or any other responsible party, responsible for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

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

        The Clean Air Act regulates emissions of air pollutants from our waste-to-energy facilities and certain of our processing facilities. The EPA has enacted standards that apply to those emissions. It is possible that the EPA, or a state where we operate, will enact additional or different emission standards in the future.

        All of the federal statutes described above authorize lawsuits by private citizens to enforce certain provisions of the statutes. In addition to a penalty award to the United States, some of those statutes authorize an award of attorney's fees to private parties successfully advancing such an action.

  The Occupational Safety and Health Act of 1970, as amended ("OSHA")

        OSHA establishes employer responsibilities and authorizes the Occupational Safety and Health Administration to promulgate occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

  State and Local Regulations

        Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments. Furthermore, many municipalities also have ordinances, laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or conduct, flow control provisions that direct the delivery of solid wastes to specific facilities or to facilities in specific areas, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

        Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if this or similar legislation is enacted, states in which we operate landfills could limit or prohibit the importation of out-of-state waste. Such actions could result in decreased revenues for any of our landfills within those states that receive a significant portion of waste originating from out-of-state.

        Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular facility. However, it is uncertain how that precedent will be applied in different circumstances. For example, in 2002, the U.S. Supreme Court decided not to hear an appeal of a federal Appeals Court decision that held that the flow control ordinances directing waste to a publicly owned facility are not per se unconstitutional and should be analyzed under a standard that is less stringent than if waste had been directed to a private facility. The less stringent standard has not yet been applied to the facts of that case, which involves flow control regulations in Oneida and Herkimer Counties in New York, and the outcome is uncertain. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we may elect not to challenge such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations.

        There has been an increasing trend at the federal, state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes and leaves, beverage containers, newspapers, household appliances and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities.

        Our waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility's full "avoided cost".

        Our waste-to-energy business is dependent upon our ability to sell the electricity generated by our facility to an electric utility or a third party such as an energy marketer. Maine Energy currently sells electricity to an electric utility under a long term power purchase agreement. When that agreement expires, or if the electric utility were to default under the agreement, any new agreement may not contain a purchase price as favorable as the one in the current agreement.

        We have obtained approval from the Maine Department of Environmental Protection ("DEP") for an odor control system at our waste-to-energy facility in Biddeford, Maine. For optimum odor control, that system involves, among other items, an increase in the height of our scrubber stacks and a change in our odor control chemicals. At the municipal level, the Biddeford Zoning Board of Appeals has denied our request to increase scrubber stack heights. We have appealed that decision to the York County Superior Court. The Biddeford Planning Board approved our request to test alternative odor control chemicals as part of the control system during the summer of 2002. At its May 7, 2003 meeting, the Biddeford Planning Board modified the existing approval for the Maine Energy odor control system to allow Maine Energy, with oversight by the City of Biddeford, to evaluate the efficiency of the odor control system. On July 9, 2003 the Biddeford City Manager approved Maine Energy's Odor Control System Evaluation and Optimization Protocol. A comprehensive report on the evaluation and testing of the odor control system is to be submitted by Maine Energy to the Biddeford Planning Board no later than September 10, 2003. The Biddeford Planning Board is scheduled to meet on October 1, 2003 to consider any revisions to the odor control system and whether to allow an increase in the height of our three scrubber stacks from 120 feet to 146 feet. If we are not able to increase our stack heights and continue to use odor control chemicals, our state-approved odor control system may not operate optimally to control odors, and if it does not, our operations may be significantly curtailed.

        In addition, on October 16, 2002, the City of Biddeford and Joseph Stephenson (as the Code Enforcement Officer for the City of Biddeford) filed a Land Use Citation and Complaint against Maine Energy alleging that Maine Energy is emitting levels of volatile organic compounds which exceed permitted levels. The complaint seeks an unspecified amount of civil penalties, a preliminary and permanent injunction, and legal costs. On December 3, 2002, the court ruled that the complaint failed to meet certain pleading requirements and ordered plaintiffs to file a new complaint by December 30, 2002. Plaintiffs failed to refile by the court's deadline. On April 7, 2003, the parties filed a stipulation of dismissal with prejudice.

        We own a membership interest in New Heights, through which we own a 50% interest in the power plant assets owned by New Heights. The power plant is a waste-to-energy facility using tires as fuel, in Ford Heights, Illinois. In August 2000, the Illinois Environmental Protection Agency ("IEPA") issued a violation notice to the facility asserting non-compliance with its construction permit related to air emissions. The facility has undertaken certain corrective measures and is working with IEPA to negotiate a new permit. While non-compliance with permitting requirements is subject to civil penalties, we do not expect them to be assessed. However, if civil penalties were assessed, they may harm our operating results.

Executive Officers and Other Key Employees of the Company

        Our executive officers and other key employees and their respective ages as of July 1, 2003 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	52	Chairman, Chief Executive Officer and Secretary
James W. Bohlig	57	President and Chief Operating Officer, Director
Richard A. Norris	59	Senior Vice President, Chief Financial Officer and Treasurer
Charles E. Leonard	49	Senior Vice President, Solid Waste Operations
Other Key Employees
Michael J. Brennan	45	Vice President and General Counsel
Timothy A. Cretney	39	Regional Vice President
Christopher M. DesRoches	45	Vice President, Sales
Sean P. Duffy	43	Regional Vice President
Joseph S. Fusco	39	Vice President, Communications
James M. Hiltner	39	Regional Vice President
Larry B. Lackey	42	Vice President, Permits, Compliance and Engineering
Alan N. Sabino	43	Regional Vice President
Gary R. Simmons	53	Vice President, Fleet Management

        John W. Casella has served as Chairman of our Board of Directors since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella served as President from 1993 to July 2001 and as Chairman of the Board of Directors from 1993 to December 1999. In addition, Mr. Casella has been Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions including the Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College. Mr. Casella is the brother of Douglas R. Casella, a member of our Board of Directors.

        James W. Bohlig has served as our President since July 2001 and as Chief Operating Officer since 1993. Mr. Bohlig also served as Senior Vice President from 1993 to July 2001. Mr. Bohlig has served as a member of our Board of Directors since 1993. From 1989 until he joined us, Mr. Bohlig was Executive Vice President and Chief Operating Officer of Russell Corporation, a general contractor and developer based in Rutland, Vermont. Mr. Bohlig is a licensed professional engineer. Mr. Bohlig holds a Bachelor of Science in Engineering and Chemistry from the U.S. Naval Academy, and is a graduate of the Columbia University Executive Program in Business Administration.

        Richard A. Norris has served as our Senior Vice President, Chief Financial Officer and Treasurer since July 2001. He joined us in July 2000 as Vice President and Corporate Controller. From 1997 to July 2000, Mr. Norris served as Vice President and Chief Financial Officer for NexCycle, Inc., a processor of secondary materials. From 1986 to 1997, he served as Vice President of Finance, US Operations for Laidlaw Waste Systems, Inc. Mr. Norris is qualified as a Chartered Accountant in both Canada and the United Kingdom. Mr. Norris graduated from Leeds University with a Bachelor of Arts in German.

        Charles E. Leonard has served as our Senior Vice President, Solid Waste Operations since July 2001. From December 1999 until he joined us, he acted as a consultant to several corporations, including Allied Waste Industries, Inc. From November 1997 to December 1999, he was Regional Vice President for Service Corporation International, a provider of death-care services. From September 1988 to January 1997, he served as Senior Vice President, US Operations for Laidlaw Waste Systems, Inc. From June 1978 to July 1988, Mr. Leonard was employed by Browning-Ferris Industries in various management positions. Mr. Leonard is a graduate of Memphis State University with a Bachelor of Arts in Marketing.

        Michael J. Brennan has served as our Vice President and General Counsel since July 2000. From January 1996 to July 2000, he served in various capacities at Waste Management, Inc., including most recently, as Associate General Counsel.

        Timothy A. Cretney has served as our Regional Vice President since May 2002. From January 1997 to May 2002 he served as Regional Controller for our Western region. From August 1995 to January 1997, Mr. Cretney was Treasurer and Vice President of Superior Disposal Services, Inc., a waste services company which we acquired in January 1997. From 1992 to 1995, he was General Manager of the Binghamton, New York office of Laidlaw Waste Systems, Inc. and from 1989 to 1992 he was Central New York Controller of Laidlaw Waste Systems. Mr. Cretney holds a B.A. in Accounting from State University of New York College at Brockport.

        Christopher M. DesRoches has served as our Vice President, Sales since November 1996. From January 1989 to November 1996, he was a regional vice president of sales for Waste Management, Inc. Mr. DesRoches is a graduate of Arizona State University.

        Sean P. Duffy has served as our Regional Vice President since December 1999. Since December 1999, Mr. Duffy has also served as Vice President of FCR, Inc., which he co-founded in 1983 and which became a wholly-owned subsidiary of ours in December 1999. From May 1983 to December 1999, Mr. Duffy served in various capacities at FCR, including, most recently, as President. From May 1998 to May 2001, Mr. Duffy also served as President of FCR Plastics, Inc., a subsidiary of FCR, Inc.

        Joseph S. Fusco has served as our Vice President, Communications since January 1995. From January 1991 through January 1995, Mr. Fusco was self-employed as a corporate and political communications consultant. Mr. Fusco is a graduate of the State University of New York at Albany.

        James M. Hiltner has served as our Regional Vice President since March 1998. From 1990 to March 1998, Mr. Hiltner held various positions at Waste Management, Inc. including serving as a region president from June 1995 to February 1998, where his responsibilities included overseeing waste management operations in upstate New York and northwestern Pennsylvania, a division president from April 1992 to June 1995 and a general manager from November 1990 to April 1992. Mr. Hiltner holds a B.S. in Business Administration from Millersville University of Pennsylvania.

        Larry B. Lackey has served as our Vice President, Permits, Compliance and Engineering since 1995. From 1993 to 1995, Mr. Lackey served as our Manager of Permits, Compliance and Engineering. From 1984 to 1993, Mr. Lackey was an Associate Engineer for Dufresne-Henry, Inc., an engineering consulting firm. Mr. Lackey is a graduate of Vermont Technical College.

        Alan N. Sabino has served as our Regional Vice President since July 1996. From 1995 to July 1996, Mr. Sabino served as a Division President for Waste Management, Inc. From 1985 to 1994, he served as Region Operations Manager for Chambers Development Company, Inc., a waste management company. Mr. Sabino is a graduate of Pennsylvania State University.

        Gary R. Simmons has served as our Vice President, Fleet Management since May 1997. From December 1996 to May 1997, Mr. Simmons was the owner of GRS Consulting, a waste industry consulting firm. From 1995 to December 1996, Mr. Simmons served as National and Regional Fleet Service Manager for USA Waste Services, Inc., a waste management company. From 1977 to 1995, Mr. Simmons served in various fleet maintenance and management positions for Chambers Development Company, Inc.

Available Information

        Our Internet website is http://www.casella.com. We make available through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available on our website at the same time that they become available on the Securities and Exchange Commission's website.

ITEM 2. PROPERTIES

        At July 1, 2003, the Company owned and/or operated five subtitle D landfills, two landfills permitted to accept construction and demolition materials, 33 transfer stations, 22 of which are owned, six of which are leased and five of which are under operating contract, 37 solid waste collection facilities, 23 of which are owned and 14 of which are leased, 37 recyclable processing facilities, 14 of which are owned, 16 of which are leased and seven of which are under operating contracts, one waste-to-energy facility, and utilized ten corporate office and other administrative facilities, one of which is owned and nine of which are leased.

ITEM 3. LEGAL PROCEEDINGS

        Our wholly owned subsidiary, North Country Environmental Services, Inc. ("NCES"), is a party to an appeal against the Town of Bethlehem, New Hampshire ("Town") before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES's landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES's 87—acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the Supreme Court denied the Town's appeal. Notwithstanding the Supreme Court's ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town's height ordinance and building permit process may apply to Stage III. On September 12, 2001, we filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to our petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town's jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court issued its ruling, upholding the Town's 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town's height ordinance is valid within the 51 acres; upholding the Town's right to require Site Plan Review, except that there are certain areas within the Town's Site Plan Review regulation that are preempted; ruling that the methane gas utilization/leachate handling facility is not subject to the Town's ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court, which agreed to hear the case, except for the Company's appeal of the Superior Court's ruling denying attorneys fees. The Supreme Court scheduled briefing deadlines through October 2003, at which time oral argument will be scheduled. If upheld on appeal, the Superior Court's rulings would have the effect of preventing the development of Stage IV and limiting the further development of Stage III to the extent of the height restriction. If we do not prevail, we may be unable to continue, or to expand, current operations in accordance with our plans.

        On or about March 24, 2000, a complaint was filed in the United States District Court, District of New Jersey against us, KTI and Ross Pirasteh, Martin J. Sergi, and Paul A. Garrett, who were KTI's principal officers. The complaint purported to be on behalf of all shareholders who purchased KTI common stock from January 1, 1998 through April 14, 1999. The complaint alleged that the defendants made unspecified misrepresentations regarding KTI's financial condition during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On or about April 6, 2000, the plaintiffs filed an amended class action complaint, which changed the class period covered by the complaint to the period including August 15, 1998 through April 14, 1999. At a settlement conference held on September 27, 2002 the parties reached an agreement, which requires the defendants to pay $3.8 million in return for a full release. Our share of the settlement amount is $150,000. The remainder will be paid by insurers. The court approved the settlement on January 24, 2003 and entered final judgment on March 31, 2003.

        During the period of November 21, 1996 to October 9, 1997, we performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that we should have paid prevailing wages in connection with the labor associated with such activities. We have disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. The hearing officer is expected to make a recommendation to the Department of Labor commissioner during the summer of 2003. We continue to explore settlement possibilities with the State. We believe that we have meritorious defenses to these claims. Although a loss as a result of these claims is reasonably possible, we cannot estimate a range of reasonably possible losses at this time.

        On or about July 2, 2001, we were served with a complaint filed in New York State Supreme Court, Erie County, as one of over twenty defendants named in a toxic tort lawsuit filed by residents surrounding three sites in Cheektowaga, New York known as the Buffalo Crushed Stone limestone quarry, the Old Land Reclamation inactive landfill and the Schultz landfill. We are alleged to have liability as a result of our airspace agreement at the Schultz landfill, which is a permitted construction and demolition landfill. Plaintiffs claim property damages and some personal injuries based on alleged nuisance conditions arising out of these facilities and seek compensatory damages in excess of $3 million, punitive damages of $10 million and injunctive relief. We believe that we have meritorious defenses to these claims. We believe that the possibility of a material loss as a result of these claims is remote.

        On or about November 7, 2001, our subsidiary New England Waste Services of Maine, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection ("MADEP"), Quarry Hill Associates, Inc. and New England Waste Services of Maine Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the "Project"), including removal of the material, or placement of an additional "clean" cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, we have cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether plaintiff is barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiff in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of Maine, Inc. was a defendant. Plaintiffs have filed an appeal, and we believe that we have meritorious defenses to the claims raised on appeal.

        On or about December 11, 2001, we were served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager. The bill in equity seeks an accounting related to non-compete tip fee payments from us to Ms. Hager pursuant to a 1993 release and settlement agreement. The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, we filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process. On March 18, 2002, the court granted our motion to stay. On August 5, 2002, the court extended the stay pending the arbitration process. On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice. On January 15, 2003, Ms. Hager filed a written request for arbitration with the American Arbitration Association. The arbitration hearing is scheduled for August 19, 2003. On June 5, 2003, Mrs. Hager submitted a disclosure letter to the arbitration panel alleging that she is owed between $480,000 and $560,000. On July 7, 2003, Ms. Hager revised her claim to allege that she is owed between $637,000 and $1,000,000. We believe we have meritorious defenses to these claims and that no loss as a result of these claims is probable or reasonably possible.

        On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and our subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with our merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against us, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) our merger with KTI and (2) Maine Energy's failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring us to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) our merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available. On July 25, 2002, the three actions were consolidated for purposes of discovery, case management and pretrial proceedings. We believe we have meritorious defenses to these claims. We believe that the possibility of material loss in excess of the amount provided, $9.7 million, to meet our obligations under the waste handling agreement is remote.

        We offer no prediction of the outcome of any of the proceedings described above. We are vigorously defending each of these lawsuits. However, we may not prevail and any judgments against us, if sustained on appeal, may result in the incurrence of significant costs or the restriction of our operations.

        We are a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, we believe are material to our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Class A common stock trades on the Nasdaq National Market under the symbol "CWST". The following table sets forth the high and low sale prices of the Company's Class A common stock for the periods indicated as quoted on the Nasdaq National Market.

Period	High	Low
Fiscal Year 2002
First quarter	$14.20	$9.00
Second quarter	$13.67	$9.50
Third quarter	$14.89	$11.45
Fourth quarter	$13.35	$9.55
Fiscal Year 2003
First quarter	$13.00	$7.60
Second quarter	$9.45	$4.86
Third quarter	$9.56	$5.26
Fourth quarter	$8.88	$6.58

        On July 1, 2003, the high and low sale prices per share of the Company's Class A common stock as quoted on the Nasdaq National Market were $9.00 and $8.76, respectively. As of July 1, 2003 there were approximately 463 holders of record of the Company's Class A common stock and two holders of record of the Company's Class B common stock. There is no established trading market for the Company's Class B common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial and operating data set forth below with respect to the Company's consolidated statements of operations and cash flows for the fiscal years 2001, 2002 and 2003, and the consolidated balance sheets as of April 30, 2002 and 2003 are derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended 1999 and 2000, and the consolidated balance sheet data as of April 30, 1999, 2000 and 2001 are derived from the Company's Consolidated Financial Statements. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Casella Waste Systems, Inc.
Selected Consolidated Financial And Operating Data
(In thousands, except per share data)

	Fiscal Year
	1999 (1)	2000 (1)	2001 (1)	2002 (1)	2003 (1)
Statement of Operations Data:
Revenues	$179,264	$315,263	$480,366	$421,235	$420,863
Cost of operations	106,893	193,341	321,214	276,693	278,347
General and administration	26,210	40,765	64,079	54,456	55,772
Depreciation and amortization	25,334	38,670	53,411	50,712	47,930
Impairment charge	—	—	79,687	—	4,864
Restructuring charge	—	—	4,151	(438)	—
Legal settlements	—	—	4,209	—	—
Other miscellaneous charges	—	—	1,604	—	—
Merger-related costs	1,951	1,490	—	—	—

Operating income (loss)	18,876	40,997	(47,989)	39,812	33,950
Interest expense, net	5,564	15,672	38,654	30,547	26,254
Other (income)/expense, net	(353)	2,204	27,358	(6,533)	(3,824)

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	13,665	23,121	(114,001)	15,798	11,520
(Provision) benefit for income taxes	(7,315)	(11,148)	20,443	(5,111)	(5,292)
Income (loss) from discontinued operations, net	265	1,101	(4,130)	—	—
Estimated loss on disposal of discontinued operations, net	—	(1,393)	(2,657)	(4,096)	—
Reclassification from discontinued operations, net	—	—	(1,190)	1,140	50
Extraordinary loss, net	—	(631)	—	—	(2,170)
Cumulative effect of change in accounting principle, net	—	—	—	(250)	(63,916)

Net (loss) income	6,615	11,050	(101,535)	7,481	(59,808)
Preferred stock dividend	—	—	(1,970)	(3,010)	(3,094)

Net (loss) income available to common stockholders	$6,615	$11,050	$(103,505)	$4,471	$(62,902)

Basic net (loss) income per common share	$0.44	$0.59	$(4.46)	$0.19	$(2.65)

Basic weighted average common shares outstanding (2)	15,145	18,731	23,189	23,496	23,716

Diluted net (loss) income per common share	$0.41	$0.57	$(4.46)	$0.19	$(2.63)

Diluted weighted average common shares outstanding (2)	16,019	19,272	23,189	24,169	23,904

Casella Waste Systems, Inc.
Selected Consolidated Financial And Operating Data
(In thousands)

	Fiscal Year
	1999 (1)	2000 (1)	2001 (1)	2002 (1)	2003 (1)
Other Operating Data:
Capital expenditures	$(54,118)	$(68,575)	$(61,518)	$(37,674)	$(41,925)

Other Data:
Cash flows provided by operating activities	$37,462	$48,398	$63,261	$67,687	$64,952

Cash flows used in investing activities	$(95,690)	$(155,088)	$(55,565)	$(9,533)	$(61,208)

Cash flows provided by (used in) financing activities	$59,154	$116,423	$18,765	$(70,065)	$7,610

Balance Sheet Data:
Cash and cash equivalents	$4,195	$7,788	$22,001	$4,298	$15,652

Working capital (deficit), net (3)	$(1,515)	$106,580	$33,056	$(635)	$(4,847)

Property, plant and equipment, net	$128,374	$369,261	$290,537	$287,206	$302,328

Goodwill	$98,086	$259,964	$225,969	$219,729	$159,682

Total assets	$282,228	$860,470	$686,293	$621,611	$602,641

Long-term debt, less current maturities	$86,523	$437,853	$350,511	$277,545	$302,389

Redeemable preferred stock	$—	$—	$57,720	$60,730	$63,824

Total stockholders' equity	$148,554	$274,718	$172,951	$176,796	$119,152

(1)
The Company has revised its consolidated statements of operations, consolidated statements of cash flows and consolidated balance sheets to reflect the discontinuation of certain operations during fiscal years 2000 and 1999. In the fourth quarter of fiscal 2003, we entered into negotiations with former employees for the transfer of the Company's domestic brokerage operations and a commercial recycling business and in June 2003, we completed the transaction. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, the Company could not retain discontinued accounting treatment for this operation. Therefore the commercial recycling operating results have been reclassified from discontinued to continuing operations for fiscal years 2001, 2002 and 2003. In connection with the discontinued accounting treatment in fiscal 2001, estimated future losses from the operations were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual loss from operations in fiscal 2001, 2002 and 2003. See Note 18 of the Notes to Consolidated Financial Statements.

(2)
Computed on the basis described in Note 1 (n) of notes to consolidated financial statements.

(3)
Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the section of this Annual Report on Form 10-K entitled "Certain Factors That May Affect Future Results." Our actual results may differ materially from those contained in any forward-looking statements.

        Casella is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern region of the United States. As of July 1, 2003, we owned and/or operated five Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 33 transfer stations, 37 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

        From May 1, 1994 through December 1999, we acquired 161 solid waste collection, transfer and disposal operations. In December 1999, we acquired KTI. KTI assets which we considered core to our operations included interests in waste-to-energy facilities in Maine, significant residential and commercial recycling operations, transfer and collection operations which were "tuck-ins" to existing operations and cellulose insulation manufacturing operations. In addition, KTI's assets included a number of businesses that were not core to our operating strategy. Following our acquisition of KTI, we focused on the integration of KTI and the divestiture of non-core KTI assets, which has now been completed. As part of the divestiture program, in the fourth quarter of fiscal year 2001 we incurred non-recurring charges of $111.7 million, of which $90.6 million was non-cash. The divestiture program resulted in aggregate consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce our indebtedness. The divestitures reduced revenues in fiscal year 2002 by $54.9 million from fiscal year 2001.

        Since December 1999, we have made 33 acquisitions. Eight of our acquisitions during the three years ended April 30, 2000 were accounted for as poolings of interests. Under the rules governing poolings of interests, our financial statements were restated for all years prior to the acquisitions to reflect the financial position, results of operations and cash flows of the merged entities as if they had been one company for all prior periods presented in the accompanying financial statements. All of our other acquisitions, including KTI, were accounted for under the purchase method of accounting. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included together with those of ours from the actual dates of the acquisitions and materially affect the period-to-period comparisons of our historical results of operations. As pooling accounting has been eliminated, all future acquisitions will be accounted for under the purchase method.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the notes to our consolidated financial statements.

Landfill Accounting—Capitalized Costs and Amortization

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset and the associated retirement costs. This standard will impact our accounting for landfill closure and post-closure obligations. See Note 1(q) of our consolidated financial statements for discussion of our adoption of SFAS 143, effective May 1, 2003, and the related impact on our landfill accounting. The following discussion of our landfill accounting is based on our accounting practices in effect during fiscal year 2003, prior to the adoption of SFAS 143.

        We use life-cycle accounting and the units-of-production method to recognize certain landfill costs. Under life-cycle accounting, all costs related to the acquisition, construction, closure and post-closure of landfill sites are capitalized or accrued and charged to income based on tonnage placed into each site. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects while the assets are undergoing activities to ready them for their intended use. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and the operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment charge could have a material adverse effect on our financial condition and results of operations.

        Landfill permitting, acquisition and preparation costs are amortized on the units-of-production method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and permittable capacity. To be considered permittable, airspace must meet all of the following criteria:

  •
  we control the land on which the expansion is sought;

  •
  all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained;

  •
  we have not identified any legal or political impediments which we believe will not be resolved in our favor;

  •
  we are actively working on obtaining any necessary permits and we expect that all required permits will be received within the next two to five years; and

  •
  senior management has approved the project.

        Units-of-production amortization rates are determined annually for each of our operating landfills. The rates are based on estimates provided by our engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations. In determining estimated future landfill permitting, acquisition, construction and preparation costs, we consider the landfill costs associated with permitted and permittable airspace. Our estimate of future landfill permitting, acquisition, construction and preparation costs for the year ended April 30, 2003 increased to $157.6 million as compared to $149.1 million for the year ended April 30, 2002 and $26.1 million for the year ended April 30, 2001, primarily as a result of additional permitted and permittable airspace at our existing landfills, which increased to approximately 30 million tons as of April 30, 2003 as compared to 26 million tons as of

April 30, 2002 and 10 million tons as of April 30, 2001. The average landfill amortization rate per ton for the years ended April 30, 2003, 2002 and 2001 was $6.43, $5.81 and $4.91, respectively. Landfill amortization expense for the years ended April 30, 2003, 2002 and 2001 was $13.3 million, $10.3 million and $7.9 million, respectively.

Landfill Accounting—Accrued Closure and Post-Closure Costs

        Accrued closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes.

        We provide accruals for these estimated future costs on an undiscounted basis as the remaining permitted airspace of such facilities is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace. Our estimate of future closure and post-closure costs is $82.4 million for the year ended April 30, 2003, as compared to $83.0 million for the year ended April 30, 2002 and $46.0 million for the year ended April 30, 2001. Additional permitted and permittable airspace at our existing landfills increased to approximately 30 million tons as of April 30, 2003, as compared to 26 million tons as of April 30, 2002 and 10 million tons as of April 30, 2001. The average landfill closure and post-closure expense per ton was $4.07, $3.75 and $3.68 for the years ended April 30, 2003, 2002 and 2001, respectively.

        Accrued closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. The changes to accrued closure and post-closure liabilities are as follows:

	Years Ended April 30,
	2001	2002	2003
Balance, beginning of year	$12,276	$17,230	$24,772
Charged to operating expense	5,917	6,665	8,400
Spending applied against the accrual (1)	(675)	(408)	(9,164)
Acquisitions and other adjustments (2)	(288)	1,285	1,941

Balance, end of year	$17,230	$24,772	$25,949

(1)
Spending levels increased in fiscal year 2003 mainly due to closure activities at our Woburn, Massachusetts and Pine Tree, Maine landfills.

(2)
In fiscal year 2002, we recorded additional post-closure accruals relating to one of our construction and demolition landfills. In fiscal year 2003, we recorded closure and post closure accruals relating to the Hardwick landfill acquisition.

        We estimate our future closure and post-closure costs in order to determine the closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to our consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period.

Based on our permitted and permittable airspace at April 30, 2003, we expect to make payments relative to closure and post-closure activities from fiscal 2004 through fiscal 2092.

Asset Impairment

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets including amortizable intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. An impairment loss is then recorded equal to the amount by which the carrying amount of the assets exceeds their fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

        We adopted SFAS No. 142 effective May 1, 2002 and, have eliminated the amortization of goodwill and annually assess goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized.

Bad Debt Allowance

        Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable by aging category. Our reserve is evaluated and revised on a monthly basis.

Self-Insurance Liabilities and Related Costs

        We are self insured for vehicles and workers compensation. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by a third party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated in part by our past claims experience, which considers both the frequency and settlement amount of claims.

Discontinued Operations

        In April 2001, we adopted a formal plan to dispose of our tire processing, commercial recycling and mulch recycling businesses. We have accounted for these planned dispositions in accordance with APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and accordingly, the discontinued businesses are carried at estimated net realizable value less costs to be incurred through the date of disposition. Assets held for sale and liabilities of operations held for sale are stated at their expected realizable values and have been separately classified in the accompanying consolidated balance sheets.

Income Tax Accruals

        We record income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. Management judgment is required in determining our provision for income taxes and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

General

Revenues

        Our revenues in our Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. The majority of our disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. FCR revenues include revenues from brokerage operations.

        Effective August 1, 2000, we contributed our cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, since that date have recognized half of the joint venture's net income/(loss) on the equity method in our results of operations. In the "Other" segment, we have ancillary revenues including residue recycling and major customer accounts.

        Our revenues are shown net of intercompany eliminations. We typically establish our intercompany transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentage of our total revenues attributable to services provided. Collection revenues as a percentage of total revenues in fiscal 2003 compared to fiscal year 2002 remained unchanged. Collection revenues increased as a percentage of total revenues in fiscal year 2002 compared to fiscal year 2001 due to the effects of price and volume increases. The increase in fiscal year 2003 landfill/disposal facilities revenues compared to fiscal year 2002 is mainly due to increased volumes during the first part of 2003 compared to the same period in fiscal year 2002. The decrease in fiscal year 2002 landfill/disposal facilities revenues compared to fiscal year 2001 is mainly attributable to the disposition of our majority interest in Penobscot Energy Recovery Company ("PERC"), which occurred late in fiscal year 2001. Transfer revenues as a percentage of total revenues have continued to increase between years due to an increase in transfer volumes. The increase in recycling revenues as a percentage of total revenues in fiscal year 2003 compared to fiscal year 2002 is due to higher commodity prices and volumes. The increase in recycling revenues as a percentage of total revenues in fiscal year 2002 compared to the prior year is due to higher volumes partially offset by lower average prices. The decrease in brokerage revenues as a percentage of revenues in fiscal year 2003 compared to fiscal year 2002 is due to lower commodity prices and volumes as well as the transfer of the export business to the employees of that unit in September 2002. Our domestic brokerage operations, constituting the remainder of our brokerage revenues were transferred effective June 30, 2003 to the employees of that unit. The decrease in our brokerage revenues as a percentage of revenues in fiscal year 2002 compared to the prior year is primarily attributable to the overall effects of commodity prices. The decrease in our other revenues as a percentage of revenues during fiscal year 2003 and 2002 is primarily attributable to divestitures made during both periods.

	% of Revenues (1)
	Fiscal Year
	2001	2002	2003
Collection	42.8%	46.7%	46.7%
Landfill/disposal facilities	16.3	13.7	14.3
Transfer	7.7	10.8	11.3
Recycling	11.9	15.5	19.0
Brokerage	14.7	11.9	8.7
Other	6.6	1.4	0.0

Total revenues	100.0%	100.0%	100.0%

(1)
We revised percentages of total revenues for fiscal year 2002 and fiscal year 2001 to conform with classification of revenues attributable to services provided in fiscal year 2003.

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

        General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with our marketing, sales force and community relations efforts.

        Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of intangible assets using the straight-line method. Goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. We depreciate all fixed and intangible assets, excluding non-depreciable land, down to a zero net book value, and do not apply a salvage value to any of our fixed assets.

        We capitalize certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, we also capitalize certain third party expenditures related to pending acquisitions, such as legal and engineering costs. We will have material financial obligations relating to closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future. We have provided and will in the future provide accruals for future financial obligations relating to closure and post-closure costs of our landfills (generally for a term of 30 years after final closure) based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. Our financial obligations for closure or post-closure costs may exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds. We routinely evaluate all such capitalized costs, and expense those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

Results of Operations

        The following table sets forth for the periods indicated the percentage relationship that certain items from our consolidated statements of operations bear in relation to revenues.

	Fiscal Year % of Revenues
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of operations	66.9	65.7	66.1
General and administration	13.3	12.9	13.2
Depreciation and amortization	11.1	12.0	11.4
Impairment charge	16.6	—	1.2
Restructuring charge	0.9	(0.1)	—
Legal settlements	0.9	—	—
Other miscellaneous charges	0.3	—	—

Operating income (loss)	(10.0)	9.5	8.1
Interest expense, net	8.0	7.3	6.2
(Income) loss from equity method investments, net	5.5	(0.5)	(0.5)
Other (income)/expense, net	0.2	(1.1)	(0.4)
(Provision) benefit for income taxes	4.3	(1.2)	(1.3)

Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(19.4)%	2.6%	1.5%

Fiscal Year 2003 versus Fiscal Year 2002

        Revenues.    Revenues decreased $0.3 million, or 0.1%, to $420.9 million in fiscal year 2003 from $421.2 million in fiscal year 2002. Divested businesses accounted for a decrease of approximately $26.2 million. These decreases were offset by price and volume increases in the core solid waste business amounting to $2.3 million, higher commodity prices and volumes represented $21.4 million and the positive rollover effect of acquisitions amounted to approximately $2.2 million.

        Cost of operations.    Cost of operations increased $1.6 million, or 1.0%, to $278.3 million in fiscal year 2003 from $276.7 million in fiscal year 2002. Cost of operations as a percentage of revenues increased to 66.1% in fiscal year 2003 from 65.7% in fiscal year 2002. This increase arose mainly from higher insurance costs, partially offset by operating improvements in direct labor and lower commodity purchases resulting from the sale of the export brokerage business. The increased insurance costs arose mainly from a negative actuarial adjustment of $1.5 million related to our captive insurance company in fiscal 2003 versus a positive adjustment of $2.8 million in fiscal 2002.

        General and administration.    General and administration expenses increased $1.3 million, or 2.4%, to $55.8 million in fiscal year 2003 from $54.5 million in fiscal year 2002. General and administration expenses increased slightly as a percentage of revenues to 13.2% in fiscal year 2003 from 12.9% in fiscal year 2002. The increase in general and administration expenses was primarily the result of legal and insurance expenses.

        Depreciation and amortization.    Depreciation and amortization expense decreased $2.8 million, or 0.6%, to $47.9 million in fiscal year 2003 from $50.7 million in fiscal year 2002. The decrease was mainly attributable to the Company adopting SFAS 142 which eliminates recognition of goodwill amortization, partially offset by higher landfill amortization expense due to volume increases. Depreciation and amortization expense as a percentage of revenues decreased to 11.4% in fiscal year 2003 from 12.0% in fiscal year 2002.

        Interest expense, net.    Net interest expense decreased $4.3 million, or 14.1%, to $26.3 million in fiscal year 2003, from $30.6 million in fiscal year 2002. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current year, versus the prior period. Interest expense, as a percentage of revenues, decreased to 6.2% in fiscal year 2003 from 7.3% in fiscal year 2002.

        Impairment charge.    In the fourth quarter of fiscal 2003 we recorded an impairment charge of $4.9 million to adjust the book value of the domestic brokerage and commercial recycling businesses to net realizable value.

        (Income) loss from equity method investments, net.    Income from equity method investments in fiscal year 2003 of $2.1 million and $1.9 million in fiscal year 2002 reflects equity income in our 50% joint venture interest in GreenFiber.

        Minority interest.    This amount represented the minority owners' interest in our majority owned subsidiary American Ash Recycling of Tennessee, Ltd, which was dissolved in February 2003.

        Other (income)/expense, net.    Other income was $1.6 million in fiscal year 2003 compared to $4.5 million in other expenses in fiscal year 2002. This decrease is attributable to the difference in gain on divestitures. In addition there was a gain of $1.2 million in fiscal year 2003 related to a settlement with Oakhurst Company, Inc., partially offset by a $1.6 million charge for interest rate swap unwind costs.

        Provision (benefit) for income taxes.    Provision for income taxes increased $0.2 million for fiscal year 2003 to $5.3 million from $5.1 million for fiscal year 2002. The effective tax rate increased to 45.9% for fiscal year 2003 from 32.4% for fiscal year 2002. This was primarily due to an increase in the valuation allowance for loss carryforwards, nondeductible impairment of goodwill and the loss on the sale of a significant portion of our interest in New Heights in fiscal year 2002, partially offset by the decrease in nondeductible goodwill amortization, recognition of additional tax losses from New Heights and the elimination of capital loss carryforwards.

        Reclassification from discontinued operations, net.    In the fourth quarter of fiscal 2003, we entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, we could not retain discontinued accounting treatment for this operation. Therefore the commercial recycling business has been reclassified from discontinued to continuing operations for fiscal 2001, 2002 and 2003. In fiscal 2001, we estimated and accrued for anticipated future losses from this business which were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual losses from operations in fiscal 2001, 2003 and 2003.

        Estimated loss on disposal of discontinued operations, net.    The estimated loss on disposal of discontinued operations for the fiscal year 2002 is primarily due to the loss on the sale of the commercial recycling business.

        Extraordinary loss—early extinguishment of debt, net.    In fiscal year 2003, we entered into a new senior secured credit facility resulting in the extinguishment of $2.2 million (net of tax benefit of $1.5 million) in debt financing costs associated with the old senior secured credit facility.

        Cumulative effect of change in accounting principle, net.    Effective May 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. Goodwill was determined to be impaired and the amount of $63.9 million (net of tax benefit of $0.2 million) was charged to earnings in fiscal year 2003 as a cumulative effect of change in accounting principle. The goodwill impairment charge was related to our waste-to-energy operation, Maine Energy, and the Brokerage business of the FCR Recycling segment, both of which were acquired as part of our acquisition of KTI. At the time of acquisition, we recorded the fair value of these businesses using an independent third party valuation. The underlying assumptions used to establish the value of these businesses, including earnings projections, commodity pricing assumptions and industry valuation multiples for recycling products, were not realized. Accordingly, goodwill impairment charges were recorded as the net book value of these businesses exceeded their fair value. In fiscal year 2002, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in a charge to earnings as a cumulative effect of change in accounting principle in the amount of $0.3 million (net of tax benefit of $0.2 million) for the portion of interest rate swap hedges determined to be ineffective.

Fiscal Year 2002 versus Fiscal Year 2001

        Revenues.    Revenues decreased $59.2 million, or 12.3%, to $421.2 million in fiscal year 2002 from $480.4 million in fiscal year 2001. Divested businesses accounted for approximately $54.9 million of the decrease, while lower average brokerage commodity prices and volumes represented $32.7 million of the decrease. These decreases were partially offset by price and volume increases in the core solid waste business amounting to $24.9 million and the positive rollover effect of acquisitions amounting to approximately $3.5 million.

        Cost of operations.    Cost of operations decreased $44.5 million, or 13.9%, to $276.7 million in fiscal year 2002 from $321.2 million in fiscal year 2001. This decrease arose mainly from lower volumes of recyclable material purchases and divestitures. Cost of operations as a percentage of revenues decreased to 65.7% in fiscal year 2002 from 66.9% in the prior fiscal year. The decrease in cost of operations as a percentage of revenues was primarily the result of a decreased contribution from brokerage operations, which carry a high cost of operations as a percentage of revenues of approximately 90%.

        General and administration.    General and administration expenses decreased $9.6 million, or 15.0%, to $54.5 million in fiscal year 2002 from $64.1 million in fiscal year 2001. General and administration expenses decreased slightly as a percentage of revenues to 12.9% in fiscal year 2002 from 13.3% in the prior fiscal year. The decrease in general and administration expenses was primarily the result of divestitures as well as lower legal and bad debt expenses.

        Depreciation and amortization.    Depreciation and amortization expense decreased $2.7 million, or 5.1%, to $50.7 million in fiscal year 2002 from $53.4 million in fiscal year 2001. The decrease was attributable to lower intangible amortization due to the impairment charge taken in fiscal year 2001 and the impact of divested entities. Depreciation and amortization expense as a percentage of revenues increased to 12.0% in fiscal year 2002 from 11.1% in fiscal year 2001. The increase as a percentage of revenues resulted primarily from a lower level of revenues.

        Impairment charge.    In fiscal 2001, we determined that certain assets (mainly goodwill) were impaired and therefore recorded a charge of $79.7 million to reduce those assets to their estimated fair value. The assets impaired mainly arose from the acquisition of KTI.

        Restructuring charge.    A restructuring charge of $0.4 million in fiscal year 2002 represents the reversal of certain unrealized fiscal year 2001 restructuring expenses, partially offset by additional restructuring charges expensed in fiscal year 2002.

        Interest expense, net.    Net interest expense decreased $8.1 million, or 21.0%, to $30.6 million in fiscal year 2002, from $38.7 million in fiscal year 2001. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current period, versus the prior period. Interest expense, as a percentage of revenues, decreased to 7.3% in fiscal year 2002 from 8.0% in fiscal year 2001.

        (Income) loss from equity method investments, net.    Income from equity method investments in fiscal year 2002 of $1.9 million reflects equity income in our 50% joint venture interest in GreenFiber amounting to $4.3 million, offset by a $2.4 million loss related to our further investment in the New Heights tire processing business. In the prior year, we recorded our share of a loss of $4.2 million, recorded at GreenFiber due to significant transitional and restructuring expenses. In fiscal year 2001, equity method investment losses also included a $22.0 million loss attributable to impairment charges taken to reduce our investment in Oakhurst Company, Inc. ("OCI") and New Heights Recovery and Power, LLC ("New Heights").

        A portion of our 50% interest in New Heights was sold in September 2001 for consideration of $0.3 million. We retained an interest of 9.95% in the tire recycling assets of New Heights, as well as financial obligations related solely to the New Heights power plant. In addition, we have an interest in certain notes granted by New Heights collectively valued at approximately $9.0 million, payment of which is contingent upon certain events. We will record the contingent consideration when the contingency is removed. We are accounting for our retained investment under the cost method of accounting.

        Minority interest.    At April 30, 2002, this amount represented the minority owners' interest in AART, which recorded a loss for the period. At April 30, 2001 minority interest reflected the minority owners' interest in our majority owned subsidiaries Maine Energy and PERC. Effective March 1, 2001, we acquired the remaining 16.25% minority interest in Maine Energy and sold our majority interest in PERC.

        Other (income)/expense, net.    Other income was $4.5 million in fiscal year 2002 compared to $0.1 million in other expenses in fiscal year 2001. This increase is attributable to the divestitures of Multitrade and S&S Commercial, which resulted in a gain of $4.8 million. Other income in fiscal year 2002 also includes a gain on the sale of Bangor Hydro warrants of $1.7 million and gains on the sale of equipment of $0.1 million, offset by the write off of $1.7 million of commodity hedges due to the bankruptcy of Enron, as well as impairment of our U.S. Plastic Lumber Corp. equity holdings, amounting to $0.4 million.

        Provision (benefit) for income taxes.    Provision for income taxes increased $25.5 million in fiscal year 2002 to $5.1 million from a benefit of $20.4 million in fiscal year 2001. This increase, as well as the change in the effective tax rate to 32.4%, is primarily due to the change in pretax income to a profit, the tax benefit from the sale of 80.1% of our equity interest in New Heights in fiscal year 2002 and the write-off of non-deductible goodwill and the equity loss in OCI and in New Heights in fiscal year 2001.

        Reclassification from discontinued operations, net.    In the fourth quarter of fiscal 2003, we entered into negotiations with former employees for the transfer of our domestic brokerage operations and a commercial recycling business. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, we could not retain discontinued accounting treatment for this operation. Therefore the commercial recycling business operating results have been reclassified from discontinued to continuing operations for fiscal 2001, 2002 and 2003. In fiscal 2001, we estimated and accrued for anticipated future losses from this business which were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual losses from operations in fiscal 2001, 2002 and 2003.

        Estimated loss on disposal of discontinued operations, net.    Estimated loss on disposal of discontinued operations, net increased $1.4 million to ($4.1) million in fiscal year 2002 from ($2.7) million in fiscal year 2001. The estimated loss on disposal of discontinued operations, net in fiscal year 2002 was attributable to the loss on the sale of discontinued assets exceeding our estimates by $4.7 million, partially offset by positive operating results of $0.6 million.

        Cumulative effect of change in accounting principle, net.    On May 1, 2001, we adopted SFAS No. 133 establishing accounting and reporting standards for derivative instruments. Because the relevant terms of certain interest rate swaps and the specific debts that they were designated to hedge were not identical, we recorded the ineffective portion of the hedge amounting to a loss of $0.3 million (net of tax benefit of $0.2 million) as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

        Our business is capital intensive. Capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction as well as site and cell closure. We had a net working capital deficit of $4.8 million at April 30, 2003 compared to a net working capital deficit of $0.6 million at April 30, 2002. Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factors accounting for the decrease were higher trade payable and accrual balances, lower current deferred taxes, partially offset by decreases in current portion of debt payments and interest rate swap liabilities. We had a net working capital of $33.1 million at April 30, 2001. The decrease from April 30, 2001 to April 30, 2002 is due primarily to lower trade receivables, the sale of assets of discontinued operations and assets held for sale, the sale of current investments and the increase in the current portion of accrued closure and post-closure costs. In 2002, the allowance for doubtful accounts was substantially reduced from fiscal year 2001 because of our focus on collections and the resulting significant reduction in the old amounts outstanding during the period. In 2003, the allowance for doubtful accounts remained relatively unchanged from fiscal year 2002.

        We have a $325.0 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $175.0 million Senior Secured Revolving Credit Facility ("Revolver") and a Senior Secured Term "B" Loan, which had an outstanding balance of $150.0 million at April 30, 2003 ("Term Loan"). We have the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50 million at our discretion, provided that we are not in default at the time of the increase, subject to the receipt of commitments from lenders for such additional amount. The new term loan and revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of April 30, 2003, we considered the profitability covenant, which requires our cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of April 30, 2003, we were in compliance with this covenant as we reported consolidated adjusted net income of $1.5 million for the six months ended April 30, 2003. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with such definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments. We used the net proceeds from the offering of the old notes and initial borrowings under our new senior secured credit facilities to repay all outstanding amounts under our old senior secured credit facilities, for fees and expenses related to the offering of the old notes and the new senior secured credit facilities and general corporate purposes. As of April 30, 2003, assuming the issuance of all existing letters of credit under our new senior secured credit facilities, we would have had available borrowing capacity under our new $175.0 million revolving credit facility of up to $141.6 million, subject to our ability to meet certain borrowing conditions. We intend to use the additional availability under our new senior secured credit facilities to support our acquisition program. This credit facility is secured by all of our assets, including its interest in the equity securities of its subsidiaries. The Revolver matures in January 2008 and the Term Loan matures in January 2010.

        We have outstanding $150.0 million of 9.75% senior subordinated notes (the "notes"). The notes mature in January 2013. The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock subject to our meeting a minimum consolidated fixed charge ratio. The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries. Pursuant to the terms of the agreements under which the notes were issued, we are required to file a registration statement with the Securities and Exchange Commission relating to an exchange offer pursuant to which holders of the notes will have the right to exchange the notes for substantially similar registered notes. Due to the need to revise our financial statements for 2001 for the reasons set forth elsewhere in this Form 10-K, this registration statement has not yet become effective. Accordingly, we will be required to pay the holders, as liquidated damages, an amount per annum equal to 0.50% of the aggregate principal amount of the notes for the first 90-day period commencing July 23, 2003, and an increased amount thereafter until the registration statement has been declared effective. We believe that the registration statement will be declared effective within this initial 90-day period.

        Net cash provided by operating activities in fiscal year 2003 and fiscal year 2002 amounted to $65.0 million and $67.7 million, respectively. The decrease was mainly due to the cash outflows from landfill closure activities. Net cash provided by operating activities in fiscal year 2002 increased by $4.4 million from $63.3 in fiscal year 2001. The increase was primarily due to the change in our working capital, reflecting an improvement in our accounts receivable collections and an increase in the current portion of accrued closure and post-closure costs.

        Net cash used in investing activities in fiscal year 2003 and fiscal year 2002 amounted to $61.2 million and $9.5 million, respectively. The increase in cash used in investing activities reflected mainly lower proceeds from divestitures and an increase in acquisitions. The increase in cash used in investing activities between years was also as a result of higher capital expenditures, which increased to $41.9 million in fiscal year 2003 from $37.7 million in fiscal year 2002. Net cash used in investing activities in fiscal year 2002 decreased by $46.1 million from $55.6 in fiscal year 2001. The decrease in cash used in investing activities reflected higher proceeds from divestitures and fewer acquisitions. The decrease in cash used in investing activities between 2001 and 2002 was also as a result of lower capital expenditures, which decreased to $37.7 million in fiscal year 2002 from $61.5 million in fiscal year 2001.

        Net cash provided in financing activities was $7.6 million in fiscal year 2003 compared to net cash used by financing activities of $70.1 in fiscal year 2002. This increase was primarily due to paying down less debt, net of borrowings, than in fiscal year 2002, partially offset by refinancing costs of $11.5 million. Net cash provided by financing activities in fiscal year 2002 decreased $88.9 million from $18.8 net cash provided in fiscal year 2001. This decrease was primarily due to paying down debt with proceeds from the divestitures.

        Our capital expenditures were $41.9 million in fiscal year 2003 compared to $37.7 million in fiscal year 2002. Capital spending was higher in fiscal year 2003 mainly due to capital expenditures related to the upgrade of the truck fleet and facilities. Our capital expenditures in fiscal year 2002 decreased $23.8 million from $61.5 in fiscal year 2001. The decrease was primarily related to a significant non-recurring capital project in 2001 associated with Maine Energy odor control, and the upgrade of our truck fleet and containers. We expect capital spending to total approximately $45.0 million in fiscal year 2004.

        During fiscal year 2003, we completed eight acquisitions for an aggregate consideration of $21.0 million, consisting of $18.1 million in cash and $2.9 million in notes payable and other consideration. In comparison, during fiscal year 2002, we completed four acquisitions for an aggregate consideration of $7.4 million, consisting of $4.6 million in cash and $2.8 million in notes payable and other consideration. In fiscal year 2002, we completed our previously announced divestiture program which was announced in March 2001, from which we received total consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce our indebtedness.

Contractual Obligations

        The following table summarizes our significant contractual obligations and commitments as of April 30, 2003 (in thousands) and the anticipated effect of these obligations on its liquidity in future years:

	Fiscal Year(s)
	2004	2005-2006	2007-2008	Thereafter	Total
Long-term debt	$4,534	$6,291	$3,272	$292,826	$306,923
Capital lease obligations	1,287	993	895	81	3,256
Interest obligations (1)	23,252	45,513	43,766	80,516	193,047
Operating leases	3,965	6,869	5,061	4,261	20,156
Closure/post-closure	3,587	9,105	5,493	64,250	82,435
Redeemable preferred securities (2)	—	—	78,951	—	78,951

Total contractual cash obligations (3)	$36,625	$68,771	$137,438	$441,934	$684,768

(1)
Interest obligations based on long-term debt and capital lease balances as of April 30, 2003. Interest obligations related to variable rate debt calculated using variable rates in effect at April 30, 2003.

(2)
Assumes redemption on the seventh anniversary of the closing date at the book value which includes all accrued and unpaid dividends.

(3)
Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2004.

        We believe that our cash provided internally from operations together with our senior secured credit facility should enable us to meet our working capital and other cash needs for the foreseeable future.

Inflation and Prevailing Economic Conditions

        To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation.

        Our business is located mainly in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets. For us, this standard primarily impacts our accounting for our landill operations, specifically closure and post-closure costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 beginning May 1, 2003. The adoption of this standard will have no impact on cash flow.

        SFAS No. 143 does not change the basic accounting principles that we historically followed for accounting for these types of obligations. In general, we have followed the practice of life cycle accounting which recognizes a liability on the balance sheet and related expense as airspace is consumed at the landfill, in order to match operating costs with revenues.

        The primary modification to our methodology required by SFAS No. 143 is to require closure and post-closure costs to be discounted to present value. Our estimates of future closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future. Under SFAS No. 143, our estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. These costs are then inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. These estimated costs are then discounted to their present value using a credit adjusted risk-free rate.

        Under SFAS No. 143, we will no longer accrue landfill retirement obligations through a charge to cost of operations, but rather by an increase to landfill assets. Under SFAS No. 143, the amortizable landfill assets include not only the landfill development costs incurred but also the recorded capping, closure and post-closure liabilities as well as the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the total capacity of the landfill, as airspace is consumed during the life of the landfill with one exception. The exception is for final capping for which both the recognition of the liability and the amortization of these costs are based instead on the airspace consumed for the specific capping event.

        Upon adoption of SFAS No. 143 on May 1, 2003, we expect to record a cumulative effect of change in accounting principle of $2,700 (net of taxes of $1,900). We expect that the impact of adopting

SFAS No. 143 in fiscal 2004 as well as our annual update of cost estimates, will decrease operating income by $300.

        Following is a summary of the expected balance sheet changes for landfill assets and capping, closure and post-closure liabilities at May 1, 2003 (in thousands):

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)

Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-closure liability	$25,949	$(7,855)	$18,094

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, gain and losses on debt extinguishment, if any, will be recorded in pre-tax income. During fiscal year 2003, we recorded an extraordinary loss of $2,170 (net of income tax of $1,479) in connection with the write-off of deferred financing costs related to the old term loan and the old revolver. This item will be reclassified to continuing operations in fiscal 2004.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and No. 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We have not engaged in or initiated any exit and disposal activities since December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have included the required disclosures in these financial statements. Management is evaluating the effect of this statement on our results of operations and financial position as well as related disclosures.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary who absorbs a majority of the entities expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Management is evaluating the effect of this statement on our results of operations and financial position as well as related disclosures.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity. The statement changes the accounting of certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management is evaluating the effect of the statement on our results of operations and financial positions as well as related disclosures.

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

        As a result of the acquisition of KTI, our indebtedness increased substantially. In addition, our indebtedness has increased further as a result of our new credit facility and the completion of the offering of the senior subordinated notes. The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness has limited and may continue to limit our ability to incur additional indebtedness, and thereby may limit its acquisition program.

We may not be successful in making acquisitions of solid waste assets, including developing additional disposal capacity, or in integrating acquired businesses or assets, which could limit our future growth.

        Our strategy envisions that a substantial part of our future growth will come from making acquisitions of traditional solid waste assets or operations and acquiring or developing additional disposal capacity. These acquisitions may include "tuck-in" acquisitions within our existing markets, assets that are adjacent to or outside our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to us. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

        Our ability to achieve the benefits we anticipate from acquisitions, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and company resources that would otherwise be available for the ongoing management of our existing operations.

        In addition, the process of acquiring or developing additional disposal capacity is lengthy, expensive and uncertain. For example, we are currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by our wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at our existing landfills is limited by the remaining available volume at our landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over our landfills. We typically reach or approximate our daily and annual maximum permitted disposal capacity at all of our landfills. If we are unable to develop or acquire additional disposal capacity, our ability to achieve economies from the internalization of our waste stream will be limited and we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or our operating margins.

Our ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of our stock price.

        We anticipate that any future business acquisitions will be financed through cash from operations, borrowings under our new senior secured credit facilities, the issuance of shares of our Class A common stock and/or seller financing. We may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions.

        We also believe that a significant factor in our ability to close acquisitions will be the attractiveness to us and to persons selling businesses to us of our Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our Class A common stock compared to the equity securities of our competitors. The trading price of our Class A common stock on the Nasdaq National Market has limited our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result has limited, and could continue to limit, the size and scope of our acquisition program.

Environmental regulations and litigation could subject us to fines, penalties, judgments and limitations on our ability to expand.

        We are subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our waste-to-energy and manufacturing facilities are subject to regulations limiting discharges of pollution into the air and water, and our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. For example, our waste-to-energy facility in Biddeford, Maine is affected by zoning restrictions and air emissions limitations in its efforts to implement a new odor control system. See "Business—Regulation—State and Local Regulations." If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant to us and impact our results of operations, as well as our available capital.

        Environmental and land use laws also impact our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept waste. Those laws and regulations may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under environmental laws, we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or operating margins.

        We have historically grown and intend to continue to grow through acquisitions, and we have tried and will continue to try to evaluate and address environmental risks and liabilities presented by newly acquired businesses as we have identified them. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we would expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. Some of the legal sanctions to which we could become subject could cause us to lose a needed permit, or prevent us from or delay us in obtaining or renewing permits to operate our facilities or harm our reputation.

        Our operating program depends on our ability to operate and expand the landfills we own and lease and to develop new landfill sites. Localities where we operate generally seek to regulate some or all landfill operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills are located may limit or prohibit the expansion of the landfill as well as the amount of waste that we can accept at the landfill on a daily or annual basis and any effort to acquire or expand landfills typically involves a significant amount of time and expense. For example, expansion at our North County Environmental Services, Inc. landfill will require the New Hampshire Supreme Court to overturn a lower court ruling which interpreted a local ordinance to prohibit expansion of the landfill with respect to 1.3 million tons of capacity, and expansion of our Hyland landfill is subject to the passage of a town-wide referendum. We may not be successful in obtaining new landfill sites or expanding the permitted capacity of any of our current landfills once their remaining disposal capacity has been consumed. If we are unable to develop additional disposal capacity, our ability to achieve economies from the internalization of our waste stream will be limited and we will be required to utilize the disposal facilities of our competitors.

        In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are, and also may be in the future, defendants in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. For example, we are one of over twenty defendants named in a toxic tort lawsuit filed on July 2, 2001 by residents surrounding three sites in Cheektowaga, New York alleging, among other things, that we have liability as a result of our airspace agreement at the Schultz construction and demolition debris landfill. In addition, we are also a defendant in a lawsuit filed on January 10, 2002 by the City of Biddeford, Maine alleging, among other things, that our subsidiary, Maine Energy, processed amounts of waste above contractual limits without notice to the city. A significant judgment against us could harm our business, our prospects and our reputation. See "Business—Regulation" and "Business—Legal Proceedings."

Our operations would be adversely affected if we do not have access to sufficient capital.

        Our ability to remain competitive and sustain our operations depends in part on cash flow from operations and our access to capital. We intend to fund our cash needs primarily through cash from operations and borrowings under our new senior secured credit facilities. However, we may require additional equity and/or debt financing for debt repayment obligations and to fund our growth and operations. In addition, if we undertake more acquisitions or further expand our operations, our capital requirements may increase. We may not have access to the amount of capital that we require from time to time, on favorable terms or at all.

Our results of operations could continue to be affected by changing prices or market requirements for recyclable materials.

        Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond our control. Although we seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements and long-term supply contracts with customers, these changes have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

        Our operations and customers are principally located in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business will increase.

Maine Energy may be required to make a payment in connection with the payoff of certain obligations and limited partner loans earlier than we had anticipated and which may exceed the amount of the liability we recorded in connection with the KTI acquisition.

        Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, 13 other muncipalities and our subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds that financed Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy. In connection with our merger with KTI, we estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to 18% of such amount. Our estimate of the fair market value of Maine Energy may not prove to be accurate, and in the event we have underestimated the value of Maine Energy, we could be required to recognize unanticipated charges, in which case our operating results could be harmed.

        In connection with these waste handling agreements, the cities of Biddeford and Saco and the additional 13 municipalities that were parties to the agreements have filed lawsuits in the State of Maine seeking the residual cancellation payments and alleging, among other things, our breach of the waste handling agreement for our failure to pay the residual cancellation payments in connection with the KTI merger, failure to pay off limited partner loans in accordance with the terms of the agreement and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract and a court order requiring us to provide an accounting of all relevant transactions since May 3, 1996. If the plaintiffs are successful in their claims against us and damages are awarded our operating income in the period in which such a claim is paid would be impacted. See "Business—Legal Proceedings."

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

        As is generally the case in the industry, some municipal contracts are subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period our revenues would decrease and our operating results would be harmed.

        In our solid waste disposal markets we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because user fees or similar charges, tax revenues and tax-exempt financing may be more available to them than to us.

        Our GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, principally national manufacturers of fiberglass insulation, which have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to our detriment.

Our results of operations and financial condition may be negatively affected if we inadequately accrue for closure and post-closure costs.

        We have material financial obligations relating to closure and post-closure costs of our existing landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. We establish reserves for the estimated costs associated with such closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills we currently operate, we own four unlined landfills, which are not currently in operation. We have provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after final closure of a landfill. Our financial obligations for closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect our operating expenses and results.

        The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. During fiscal 2003, we used approximately 6.5 million gallons of diesel fuel in our solid waste operations. Although many of our customer contracts permit us to pass on some or all fuel increases to our customers, we may choose not to do so for competitive reasons.

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

We may be required to write-off capitalized charges or intangible assets in the future, which could harm our earnings.

        Any write-off of capitalized costs or intangible assets reduces our earnings and, consequently, could affect the market price of our Class A common stock. In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, landfills and development projects. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to (1) any operation that is permanently shut down or has not generated or is not expected to generate sufficient cash flow, (2) any pending acquisition that is not consummated, (3) any landfill or development project that is not expected to be successfully completed, and (4) any goodwill or other intangible assets that are determined to be impaired. We have incurred such charges in the past.

Our revenues and our operating income experience seasonal fluctuations.

        Our transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

  •
  the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and

  •
  decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the winter ski industry.

        Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs to our operations.

        Our recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Our cellulose insulation joint venture experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shutdowns.

Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

        Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of July 1, 2003, approximately 5.1% of our employees involved in collection, transfer, disposal, recycling or other operations, including our employees at our Maine Energy waste-to-energy facility, were represented by unions.

Our Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

        The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At July 1, 2003, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on July 1, 2003, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 30.9% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration, including exercising their influence over us according to interests that may differ from the interests of holders of the senior subordinated notes. For instance, they may approve transactions that in their judgment enhance the value of their equity investment in us despite involving risks to holders of the notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk.

        At April 30, 2003, our outstanding variable rate debt consisted of the $150.0 million term loan portion of our new senior secured credit facility. If interest rates on this variable rate debt increased or decreased by 100 basis points, our annual interest expense would increase or decrease by approximately $1.5 million. In addition, the revolving credit facility portion of our new senior secured credit facility, as it may be outstanding from time to time, is variable rate debt.

        The remainder of our debt is at fixed rates and not subject to interest rate risk.

        On February 24, 2003, we entered into two interest rate swap agreements with two banks, effectively fixing the interest index rate on a notional $53.0 million at approximately 2.4%. These hedges are specifically designated to existing interest payments under the term loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. The fair value of the swaps is estimated at a loss of $0.6 million as of April 30, 2003.

        We are subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of April 30, 2003, to minimize our commodity exposure, we were party to twelve commodity hedging agreements. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating margin is estimated at $3.9 million as of April 30, 2003, without considering our hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.5 million.

        On December 2, 2001, Enron Corporation ("Enron"), the counterparty for all of our commodity hedges as of that date, filed for Chapter 11 bankruptcy protection. As a result of the filing, we executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, we agreed with our equity method investee, GreenFiber, to include GreenFiber in our claim (as allowed under the applicable affiliate provisions). We recorded a charge of $1.7 million in fiscal 2002 other expense to recognize the change in fair value of our commodity contracts. Subsequent changes in the fair value of these commodity contracts were reflected in earnings until their March 2003 termination. We have no remaining exposure related to our claims against Enron.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Casella Waste Systems, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 101 present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and its subsidiaries (the "Company") at April 30, 2003 and April 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, on May 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

As described in Note 3 to the consolidated financial statements, on May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets, and its method of accounting for the impairment or disposal of long-lived assets.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
July 22, 2003

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2002	April 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,298	$15,652
Restricted cash	10,286	10,839
Accounts receivable—trade, net of allowance for doubtful accounts of $821 and $895	43,069	45,649
Notes receivable—officers/employees	1,105	1,105
Prepaid expenses	3,132	5,906
Inventory	2,414	1,740
Deferred income taxes	8,767	4,275
Other current assets	4,245	1,111

Total current assets	77,316	86,277

Property, plant and equipment, net of accumulated depreciation and amortization of $163,556 and $201,681	287,206	302,328
Intangible assets, net	223,643	162,696
Deferred income taxes	648	—
Investments in unconsolidated entities	26,865	34,740
Net assets under contractual obligation	—	3,844
Other non-current assets	5,933	12,756

	544,295	516,364

	$621,611	$602,641

The accompanying notes are an integral part of these consolidated financial statements

	April 30, 2002	April 30, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,436	$4,534
Current maturities of capital lease obligations	1,816	1,287
Accounts payable	24,154	33,743
Accrued payroll and related expenses	5,797	7,383
Accrued interest	1,481	5,375
Accrued income taxes	3,676	4,526
Accrued closure and post-closure costs, current portion	6,465	2,962
Other accrued liabilities	23,828	15,662

Total current liabilities	73,653	75,472

Long-term debt, less current maturities	277,545	302,389
Capital lease obligations, less current maturities	3,051	1,969
Accrued closure and post-closure costs, less current maturities	18,307	22,987
Minority interest	523	—
Deferred income taxes	—	5,473
Other long-term liabilities	11,006	11,375
COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2002 and 2003, liquidation preference of $1,000 per share plus accrued but unpaid dividends	60,730	63,824
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value issued and outstanding—22,667,000 and 22,769,000 shares as of April 30, 2002 and 2003, respectively	227	228
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive income (loss)	(4,250)	542
Additional paid-in capital	272,697	270,068
Accumulated deficit	(91,888)	(151,696)

Total stockholders' equity	176,796	119,152

	$621,611	$602,641

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal Year Ended April 30,
	2001	2002	2003
Revenues	$480,366	$421,235	$420,863
Operating expenses:
Cost of operations	321,214	276,693	278,347
General and administration	64,079	54,456	55,772
Depreciation and amortization	53,411	50,712	47,930
Impairment charge	79,687	—	4,864
Restructuring charge	4,151	(438)	—
Legal settlements	4,209	—	—
Other miscellaneous charges	1,604	—	—

	528,355	381,423	386,913

Operating income (loss)	(47,989)	39,812	33,950

Other expense/(income), net:
Interest income	(2,974)	(904)	(318)
Interest expense	41,628	31,451	26,572
(Income) loss from equity method investments	26,256	(1,899)	(2,073)
Minority interest	1,026	(154)	(152)
Other (income)/expense, net:	76	(4,480)	(1,599)

Other expense, net	66,012	24,014	22,430

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(114,001)	15,798	11,520
Provision (benefit) for income taxes	(20,443)	5,111	5,292

Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(93,558)	10,687	6,228
Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $1,069)	(4,130)	—	—
Estimated loss on disposal of discontinued operations (net of income tax benefit of $274 and $157)	(2,657)	(4,096)	—
Reclassification from discontinued operations (net of income tax (provision) benefit of $810, ($776) and ($34))	(1,190)	1,140	50
Extraordinary loss—early extinguishment of debt (net of income tax benefit of $1,479)	—	—	(2,170)
Cumulative effect of change in accounting principle (net of income tax benefit of $170 and $189)	—	(250)	(63,916)

Net (loss) income	(101,535)	7,481	(59,808)
Preferred stock dividend	1,970	3,010	3,094

Net (loss) income available to common stockholders	$(103,505)	$4,471	$(62,902)

The accompanying notes are an integral part of these consolidated financial statements.

	Fiscal Year Ended April 30,
	2001	2002	2003
Earnings Per Share:
Basic:
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	$(4.12)	$0.33	$0.13
Loss from discontinued operations, net	(0.18)	—	—
Estimated loss on disposal of discontinued operations, net	(0.11)	(0.18)	—
Reclassification from discontinued operations, net	(0.05)	0.05	—
Extraordinary loss—early extinguishment of debt, net	—	—	(0.09)
Cumulative effect of change in accounting principle, net	—	(0.01)	(2.69)

Net (loss) income per common share	$(4.46)	$0.19	$(2.65)

Basic weighted average common shares outstanding	23,189	23,496	23,716

Diluted:
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	$(4.12)	$0.32	$0.13
Loss from discontinued operations, net	(0.18)	—	—
Estimated loss on disposal of discontinued operations, net	(0.11)	(0.17)	—
Reclassification from discontinued operations, net	(0.05)	0.05	—
Extraordinary loss—early extinguishment of debt, net	—	—	(0.09)
Cumulative effect of change in accounting principle, net	—	(0.01)	(2.67)

Net (loss) income per common share	$(4.46)	$0.19	$(2.63)

Diluted weighted average common shares outstanding	23,189	24,169	23,904

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Stockholders' Equity
	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
	# of Shares	Par Value	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity	Total Comprehensive Income (Loss)
Balance, April 30, 2000	22,215	$222	988	$10	$270,655	$4,136	$(305)	$274,718
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	32	—	—	—	258	—	—	258
Issuance of Series A redeemable convertible preferred stock	—	—	—	—	(1,009)	—	—	(1,009)
Accrual of preferred stock dividend	—	—	—	—	—	(1,970)	—	(1,970)
Equity transactions of majority-owned subsidiary	—	—	—	—	1,506	—	—	1,506
Net loss	—	—	—	—	—	(101,535)	—	(101,535)	$(101,535)
Unrealized gain on securities	—	—	—	—	—	—	891	891	891

Total comprehensive loss	—	—	—	—	—	—	—	—	$(100,644)

Other	(49)	—	—	—	92	—	—	92

Balance, April 30, 2001	22,198	$222	988	$10	$271,502	$(99,369)	$586	$172,951

Issuance of Class A common stock	12	$—	—	$—	$138	$—	$—	$138
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	457	5	—	—	4,063	—	—	4,068
Accrual of preferred stock dividend	—	—	—	—	(3,010)		—	(3,010)
Net income	—	—	—	—	—	7,481	—	7,481	$7,481
Unrealized gain/(loss) on securities, net of reclassification adjustments	—	—	—	—	—	—	(586)	(586)	(586)
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—	—	—	(4,250)	(4,250)	(4,250)

Total comprehensive income	—	—	—	—	—	—	—	—	$2,645

Other	—	—	—	—	4	—	—	4

Balance, April 30, 2002	22,667	$227	988	$10	$272,697	$(91,888)	$(4,250)	$176,796

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	102	$1	—	$—	$459	$—	$—	$460
Accrual of preferred stock dividend	—	—	—	—	(3,094)		—	(3,094)
Net loss	—	—	—	—	—	(59,808)	—	(59,808)	$(59,808)
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—	—	—	4,792	4,792	4,792

Total comprehensive loss	—	—	—	—	—	—	—	—	$(55,016)

Other	—	—	—	—	6	—	—	6

Balance, April 30, 2003	22,769	$228	988	$10	$270,068	$(151,696)	$542	$119,152

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2001	2002	2003
Cash Flows from Operating Activities:
Net (loss) income	$(101,535)	$7,481	$(59,808)

Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	53,411	50,712	47,930
Loss from discontinued operations, net	4,130	—	—
Estimated loss on disposal of discontinued operations, net	2,657	4,096	—
Reclassification from discontinued operations, net	1,190	(1,140)	(50)
Extraordinary loss—early extinguishment of debt, net	—	—	2,170
Cumulative effect of change in accounting principle, net	—	250	63,916
(Income) loss from equity method investments	26,256	(1,899)	(2,073)
Impairment charge	79,687	—	4,864
Loss from commodity hedge contracts, net	—	1,289	—
Gain on investments, net	(3,131)	(1,216)	—
Loss (gain) on sale of equipment	1,101	(76)	386
Gain on sale of assets	—	(4,848)	(684)
Minority interest	1,026	(154)	(152)
Deferred income taxes	(10,866)	6,121	7,531
Changes in assets and liabilities, net of effects of acquisitions and divestitures—
Accounts receivable	16,692	8,116	(7,466)
Accounts payable	(6,643)	(5,100)	12,031
Other assets and liabilities	(714)	4,055	(3,643)

	164,796	60,206	124,760

Net Cash Provided by Operating Activities	63,261	67,687	64,952

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(9,331)	(4,601)	(18,068)
Proceeds from divestitures, net of cash divested	15,814	31,216	875
Additions to property, plant and equipment	(61,518)	(37,674)	(41,925)
Proceeds from sale of equipment	2,298	1,938	1,212
Proceeds from sale of investments	6,718	3,530	—
Advances to unconsolidated entities	(9,546)	(3,942)	(3,302)

Net Cash Used In Investing Activities	(55,565)	(9,533)	(61,208)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	49,590	73,384	380,521
Principal payments on long-term debt	(87,331)	(147,009)	(361,905)
Proceeds from equity transactions of majority-owned subsidiary	1,506	—	—
Deferred financing costs	—	—	(11,466)
Proceeds from exercise of stock options	259	3,560	460
Proceeds from the issuance of series A redeemable, convertible preferred stock, net	54,741	—	—

Net Cash Provided by (Used In) Financing Activities	18,765	(70,065)	7,610

Cash used in discontinued operations	(12,248)	(5,792)	—
Net increase (decrease) in cash and cash equivalents	14,213	(17,703)	11,354
Cash and cash equivalents, beginning of period	7,788	22,001	4,298

Cash and cash equivalents, end of period	$22,001	$4,298	$15,652

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Fiscal Year Ended April 30,
	2001	2002	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for—
Interest	$37,484	$32,887	$20,763
Income taxes, net of refunds	$(1,773)	$(1,267)	$54
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$22,602	$7,377	$27,756
Notes receivable exchanged for assets	(13,263)	—	—
Cash paid, net	(9,335)	(4,601)	(18,068)

Liabilities assumed, Notes Payable to Seller	$4	$2,776	$9,688

Common Stock and Stock Options Issued as Compensation	$—	$650	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Casella Waste Systems, Inc. ("the Company" or "the Parent") is a regional, integrated solid waste services company, that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which has been processed at its facilities as well as recyclables purchased from third parties. The Company also generates and sells electricity under a long-term contract at a waste-to-energy facility, Maine Energy Recovery Company LP ("Maine Energy") (see Note 12).

        A summary of the Company's significant accounting policies follows:

(a)    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)    Use of Estimates and Assumptions

        The Company's preparation of its financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and assumptions will also affect the reported amounts of revenues and expenses during the reporting period. Summarized below are the estimates and assumptions that the Company considers to be significant in the preparation of its financial statements.

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

  Recovery of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets, the Company continually reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. An impairment loss is recorded if the amount by which the carrying amount of the assets exceeds their fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

  Allowance for Doubtful Accounts

        The Company estimates the allowance for bad debts based on historical collection experience, current trends, credit policy and a review of accounts receivable by aging category.

  Self Insurance Reserves

        The Company is self insured for vehicles and worker's compensation. Through the use of actuarial calculations provided by a third party, the Company estimates the amounts required to settle insurance claims. The actuarially-determined liability is calculated in part by past claims experience, which considers both the frequency and settlement of claims. The Company's self insurance reserves totaled $6,060 and $8,935 at April 30, 2002 and 2003, respectively.

  Discontinued Operations

        Prior to fiscal year 2003, the Company carried discontinued businesses at estimated net realizable value less costs to be incurred through the date of disposition. Upon adoption of SFAS No. 144, the assets and liabilities of discontinued operations are separately classified in the accompanying consolidated balance sheets.

  Income Taxes

        The Company uses estimates to determine its provision for income taxes and related assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets.

(c)    Revenue Recognition

        The Company recognizes collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

        Revenues from the sale of electricity to local utilities by the Company's waste-to-energy facility (see Note 12) are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered.

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

(d)    Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values. See Note 11 for the terms and carrying values of the Company's various debt instruments.

(e)    Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

(f)    Inventory

        Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $2,410 and $1,814 at April 30, 2002 and 2003, respectively.

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

        For the period ending April 30, 2002 and 2003, the Company wrote down to fair value certain equity security investments. The write downs, which were reclassified from other comprehensive (loss) income, amounted to $438 and $42, respectively, and were due to declines in the fair value which, in the opinion of management, were considered to be other than temporary. The write downs are included in other (income)/expense in the accompanying statements of operations.

        As of April 30, 2002 and 2003, the fair value of investments was approximately $62 and $20, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

(h)    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows (See Note 6):

Asset Classification	Estimated Useful Life
Buildings and improvements	10-35 years
Machinery and equipment	2-15 years
Rolling stock	1-12 years
Containers	2-12 years

        The cost of maintenance and repairs is charged to operations as incurred.

        Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2001, 2002 and 2003 was $373, $437 and $719, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

        Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and permittable capacity. To be considered permittable, airspace must meet all of the following criteria: the Company must control the land on which the expansion is sought; all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; no legal or political impediments have been identified which the Company believes will not be resolved in its favor; the Company is actively working on obtaining any necessary permits and expects that all required permits will be received within the next two to five years; and senior management has approved the project. Units-of-production amortization rates are determined annually for each of the Company's operating landfills. The rates are based on estimates provided by the Company's engineers and accounting personnel and reflect the information provided by surveys, which are performed at least annually.

(i)    Intangible Assets

        Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. (See Note 7.)

        Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and has been amortized through April 30, 2002 using the straight-line method over periods not exceeding 40 years. In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. These standards modified the accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairment. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

        As a result of the factors discussed in Note 18, during 2001, the Company recorded a charge of $79,687 to reduce certain assets (mainly goodwill arising from the acquisition of KTI, see Note 4), to their estimated fair value.

(j)    Investments in Unconsolidated Entities

        The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC ("GreenFiber") under a joint venture agreement effective August 1, 2000. The Company contributed the operating assets of its cellulose insulation manufacturing business together with $1,000 in cash. There was no gain or loss recognized on this transaction. The Company's investment in GreenFiber amounted to $21,672 and $23,746 at April 30, 2002 and 2003, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

        A portion of the Company's 50% interest in New Heights was sold in September 2001 for consideration of $250. The Company retained an interest of 9.95% in the tire assets of New Heights, as well as financial obligations related solely to the New Heights power plant. In addition, the Company has an interest in certain notes issued by New Heights collectively valued at approximately $9,000, payment of which is contingent upon certain events. The Company will record the contingent consideration when the contingency is removed. The Company's investment in the power assets of New Heights amounted to $2,113 and $2,586 at April 30, 2002 and 2003, respectively. The Company accounts for this investment under the cost method of accounting.

        The Company had received a promissory note and other consideration from Oakhurst Company, Inc. ("OCI") in connection with the Company's acquisition of OCI's 37.5% interest in New Heights on July 3, 2001. The Company estimated the realizable value at $0. The Company reached a settlement with OCI in April, 2003 and received $1,220 which is included in other (income)/expense.

        The Company sold 80.1% of Recovery Technologies Group, Inc. ("RTG") in September, 2001 as part of the sale of the tire processing business. The Company retained a 19.9% indirect interest in the RTG tire collection and processing business which is valued at $3,080 at April 30, 2002 and 2003. The Company's interest is subject to dilution as a result of advances made by the owner of the balance of the interest in RTG, against no advances made by the Company. The Company accounts for this investment under the cost method of accounting.

        In April, 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company ("Evergreen") for total consideration of $5,329. The Company accounts for its investment in Evergreen under the cost method of accounting.

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

        The Company operates in states which require a certain portion of landfill closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2002 and 2003 totaled $13,654 and $25,705, respectively.

(m)    Comprehensive (Loss) Income

        Comprehensive (loss) income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying balance sheets consists of unrealized gains and losses on the Company's available for sale securities, change in the fair value of the Company's interest rate swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle due to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (See Note 1(p)).

(n)    Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, the assumed exercise of employee stock options and the conversion of convertible debt and convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the "if converted" method with regard to its convertible debt and preferred stock.

(o)    Stock Based Compensation Plans

        The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, for which no compensation expense is recorded in the statements of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the underlying common stock on the grant date.

        During fiscal 1996, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for stock-based employee compensation and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In addition, the Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years 2001, 2002 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the fiscal years ended 2001, 2002 and 2003.

	April 30,
	2001	2002	2003
Risk free interest rate	4.85%–6.76%	4.03%–5.05%	2.57%–4.50%
Expected dividend yield	N/A	N/A	N/A
Expected life	7 Years	5 Years	5 Years
Expected volatility	84.20%	65.00%	65.00%

        The total value of options granted during the years ended April 30, 2001, 2002 and 2003 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have changed as reflected in the following pro forma amounts:

	Fiscal Year
	2001	2002	2003
Net (loss) income available to common stockholders, as reported	$(103,505)	$4,471	$(62,902)
Deduct: Total stock-based compensation expense determined under fair value based method, net	(13,089)	(3,804)	(1,507)

Pro forma, net (loss) income	$(116,594)	$667	$(64,409)

Basic (loss) income per common share:
As reported	$(4.46)	$0.19	$(2.65)
Pro forma	$(5.03)	$0.03	$(2.72)
Diluted (loss) income per common share:
As reported	$(4.46)	$0.19	$(2.63)
Pro forma	$(5.03)	$0.03	$(2.70)

(p)    Accounting for Derivatives and Hedging Activities

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

        The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing interest payments under the credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133. Upon adoption of SFAS No. 133, the Company recorded the ineffective portion of the interest rate hedges in place at the time of adoption amounting to $250 (net of taxes of $170) as a cumulative effect of change in accounting principle in fiscal year 2002.

        At April 30, 2002 the Company had in place six interest rate swaps designated as cash flow hedges with a fair value of $8,225, with the net amount (net of taxes of $3,312) recorded as an unrealized loss in other comprehensive income (loss). Due to the Company's refinancing of its debt, the early termination costs associated with the unwind of these swaps amounted to $1,296 which is included in other expense, net in the consolidated statements of operations for the year ended April 30, 2003. At April 30, 2003 the Company has two interest rate swaps outstanding, expiring in February, 2004, with an aggregate notional amount of $53,000. The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. The fair value of these swaps was an obligation of $551, with the net amount (net of taxes of $223) recorded as an unrealized loss in other comprehensive income (loss). The estimated net amount of the existing losses as of April 30, 2003 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $195. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

        The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into 12 commodity hedges, which expire at various times between August 2003 and November 2005. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of April 30, 2003, the fair value of these hedges was an obligation of $515, with the net amount (net of taxes of $197) recorded as an unrealized loss in accumulated other comprehensive income (loss).

        On December 2, 2001, Enron Corporation (Enron), the counterparty for all of the Company's commodity hedges as of that date, filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions). The Company recorded a charge of $1,688 in fiscal 2002 in other expense to recognize the change in fair value of these commodity contracts. Subsequent changes in the fair value of these commodity contracts were reflected in earnings until their March 2003 termination. The Company has no remaining exposure related to its claims against Enron.

(q)    New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets. For the Company, this standard primarily impacts accounting for landill operations, specifically capping, closure and post-closure costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning May 1, 2003. The adoption of this standard will have no impact on cash flow.

        SFAS No. 143 does not change the basic accounting principles that the Company has historically followed for accounting for these types of obligations. In general, the Company has followed the practice of life cycle accounting which recognizes a liability on the balance sheet and related expense as airspace is consumed at the landfill, in order to match operating costs with revenues.

        The primary modification to the Company's methodology required by SFAS No. 143 is to require closure and post-closure costs to be discounted to present value. The Company's estimates of future closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future. Under SFAS No. 143, the Company's estimates of costs to discharge asset retirement obligations for landfills are developed in today's dollars. These costs are then inflated each year to reflect a normal escalation of prices up to the year they are expected to be paid. These estimated costs are then discounted to their present value using a credit adjusted risk-free rate.

        Under SFAS No. 143, the Company will no longer accrue landfill retirement obligations through a charge to cost of operations, but rather by an increase to landfill assets. Under SFAS No. 143, the amortizable landfill assets include not only the landfill development costs incurred but also the recorded capping, closure and post-closure liabilities as well as the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the total capacity of the landfill, as airspace is consumed during the life of the landfill with one exception. The exception is for final capping for which both the recognition of the liability and the amortization of these costs are based instead on the airspace consumed for the specific capping event.

        Upon adoption of SFAS No. 143 on May 1, 2003, the Company expects to record a cumulative effect of change in accounting principle of $2,700 (net of taxes of $1,900).

        Following is a summary of the expected balance sheet changes for landfill assets and capping, closure and post -closure liabilities at May 1, 2003 (in thousands):

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)

Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-closure liability	$25,949	$(7,855)	$18,094

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income. During fiscal year 2003, the Company recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) in connection with the write-off of deferred financing costs related to the old term loan and the old revolver. This item will be reclassified to continuing operations in fiscal 2004.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and No. 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures. The Company has not engaged in or initiated any exit or disposal activities since December 31, 2002.

        In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has included the required disclosures in these financial statements. Management is evaluating the effect of this statement on the Company's results of operations and financial position as well as related disclosures.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity. The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS

No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management is evaluating the effect of the statement on the Company's results of operations and financial positions as well as related disclosures.

(r)    Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. For the years ended April 30, 2002 and 2003, no single group or customer represents greater than 2.0% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.     RECLASSIFICATIONS

        Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

3.     ADOPTION OF NEW ACCOUNTING STANDARDS

(a)    SFAS No. 142, Goodwill and Other Intangible Assets

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

        SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $63,916 (net of tax benefit of $189) was charged to earnings as a cumulative effect of a change in accounting principle. The goodwill impairment is associated with the assets acquired by the Company in connection with its acquisition of KTI. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward. The following schedule reflects net income (loss) and earnings

(loss) per share for fiscal years 2001, 2002 and 2003 adjusted to exclude goodwill amortization and impairment charges.

	Fiscal Year
	2001	2002	2003
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	$(93,558)	$10,687	$6,228
Discontinued Operations:
Loss from discontinued operations, net	(4,130)	—	—
Estimated loss on disposal of discontinued operations, net	(2,657)	(4,096)	—
Reclassification from discontinued operations, net	(1,190)	1,140	50
Cumulative effect of change in accounting principle, net	—	(250)	(63,916)

Reported net income (loss) before extraordinary loss	(101,535)	7,481	(57,638)
Add:
Goodwill impairment charge (net of income taxes of $189)	—	—	63,916
Goodwill amortization (net of income taxes of $1,759 and $2,143)	6,254	4,956	—

Adjusted net income (loss) before extraordinary loss	(95,281)	12,437	6,278
Less:
Preferred stock dividends	1,970	3,010	3,094

Adjusted net income (loss) available to common shareholders before extraordinary loss	(97,251)	9,427	3,184
Extraordinary loss—early extinguishment of debt, net	—	—	(2,170)

Adjusted net income (loss) available to common stockholders	$(97,251)	$9,427	$1,014

Earnings per common share before extraordinary loss:
Basic earnings per common share:
Adjusted net income (loss) available to common shareholders before extraordinary loss	$(4.46)	$0.19	$(2.56)
Goodwill impairment charge, net	—	—	2.69
Goodwill amortization, net	0.27	0.21	—

Adjusted basic earnings (loss) per share available to common stockholders	$(4.19)	$0.40	$0.13

Diluted earnings per common share:
Adjusted net income (loss) available to common shareholders before extraordinary loss	$(4.46)	$0.19	$(2.54)
Goodwill impairment charge, net	—	—	2.67
Goodwill amortization, net	0.27	0.21	—

Adjusted diluted earnings (loss) per share available to common stockholders	$(4.19)	$0.40	$0.13

Earnings per common share:
Basic earnings per common share:
Reported net (loss) income available to common stockholders	$(4.46)	$0.19	$(2.65)
Goodwill impairment charge, net	—	—	2.69
Goodwill amortization, net	0.27	0.21	—

Adjusted basic earnings (loss) per share available to common stockholders	$(4.19)	$0.40	$0.04

Diluted earnings per common share:
Reported net (loss) income available to common stockholders	$(4.46)	$0.19	$(2.63)
Goodwill impairment charge, net	—	—	2.67
Goodwill amortization, net	0.27	0.21	—

Adjusted diluted earnings (loss) per share available to common stockholders	$(4.19)	$0.40	$0.04

(b)    SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

        The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of May 1, 2002. Among other things, this standard requires that the assets and liabilities of a disposal group held for sale (including those of discontinued operations) be presented separately in the asset and liability sections, respectively, of the balance sheet. The standard also requires reclassification of such items in prior periods if such financial statements are presented for comparative purposes.

(c)
FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirement of FASB No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. It requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no guarantees as of April 30, 2003, but will record the fair value of future material guarantees, if any.

4.     BUSINESS COMBINATIONS

        On December 14, 1999, the Company consummated its acquisition of KTI, a publicly traded solid waste handling company. KTI specializes in solid waste disposal and recycling, and operates manufacturing facilities utilizing recycled materials. All of KTI's common stock was acquired in exchange for 7,152,157 shares of Class A Common Stock.

        In addition to the above, the Company also acquired 13, four and eight solid waste hauling, landfill disposal or material recycling operations in fiscal years 2001, 2002 and 2003, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

        The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2001	2002	2003
Current assets	$644	$60	$525
Property, plant and equipment	2,671	5,821	21,025
Goodwill	18,568	1,380	5,253
Intangible assets	701	116	953
Current liabilities	(4)	—	(1,160)
Other non-current liabilities	—	—	(5,660)

Total consideration	$22,580	$7,377	$20,936

        The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal years 2002 and 2003 as though each of the acquisitions completed in the fiscal years 2002 and 2003 had occurred as of May 1, 2001.

	Fiscal Year
	2002	2003
Revenues	$438,688	$435,387
Operating income (loss)	$41,306	$34,988
Net (loss) income available to common stockholders	$4,555	$(62,922)
Diluted pro forma net (loss) income per common share	$0.19	$(2.63)
Weighted average diluted shares outstanding	24,169	23,904

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

        A summary of restricted cash is as follows:

	April 30, 2002			April 30, 2003
	Short Term	Long Term	Total	Short Term	Long Term	Total
Insurance	$10,144	$—	$10,144	$10,715	$—	$10,715
Landfill closure	91	2	93	73	—	73
Facility maintenance and operations	50	—	50	51	—	51
Other	1	—	1	—	—	—

Total	$10,286	$2	$10,288	$10,839	$—	$10,839

6.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at April 30, 2002 and 2003 consist of the following:

	April 30,
	2002	2003
Land	$10,290	$10,499
Landfills	115,505	148,029
Buildings and improvements	51,717	53,369
Machinery and equipment	147,840	155,784
Rolling stock	84,922	94,345
Containers	40,488	41,983

	450,762	504,009
Less—Accumulated depreciation and amortization	163,556	201,681

	$287,206	$302,328

        Depreciation expense for the fiscal years 2001, 2002 and 2003 was $35,461, $32,397 and $33,042, respectively. Landfill amortization expense for the fiscal years 2001, 2002 and 2003 was $7,897, $10,333 and $13,257.

7.     INTANGIBLE ASSETS

        Intangible assets at April 30, 2002 and 2003 consist of the following:

	April 30,
	2002	2003
Goodwill	$240,099	$177,704
Covenants not to compete	14,447	14,963
Customer lists	428	688

	254,974	193,355
Less: accumulated amortization	31,331	30,659

	$223,643	$162,696

        Intangible amortization expense for the fiscal years 2001, 2002 and 2003 was $10,053, $7,982 and $1,631, respectively.

8.     NET ASSETS UNDER CONTRACTUAL OBLIGATION

        Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business. Consideration for the transaction was in the form of two notes receivable amounting to $5,460. These notes are payable within five years of the anniversary date of the transaction to the extent of free cash flow generated from the operations. The Company has not accounted for this transaction as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyer. The net assets of the operation are disclosed in the balance sheet as "net assets under contractual obligation", and will be reduced as payments are made.

9.     ACCRUED CLOSURE AND POST CLOSURE

        Accrued closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future closure and post-closure costs in order to determine the closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to the consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure liabilities are as follows:

	Years Ended April 30,
	2001	2002	2003
Balance, beginning of year	$12,276	$17,230	$24,772
Charged to operating expense	5,917	6,665	8,400
Spending applied against the accrual (1)	(675)	(408)	(9,164)
Acquisitions and other adjustments (2)	(288)	1,285	1,941

Balance, end of year	$17,230	$24,772	$25,949

(1)
Spending levels increased in fiscal year 2003 mainly due to closure activities at our Woburn, Massachusetts and Pine Tree, Maine landfills.

(2)
In fiscal year 2002, we recorded additional post-closure accruals relating to one of our construction and demolition landfills. In fiscal year 2003, we recorded closure and post closure accruals relating to the Hardwick landfill acquisition.

10.   OTHER ACCRUED LIABILITIES

        Other accrued liabilities at April 30, 2002 and 2003 consist of the following:

	April 30,
	2002	2003
Interest rate swap obligation	$8,225	$551
Self insurance reserve	5,491	7,730
Other accrued liabilities	10,112	7,381

Total other accrued liabilities	$23,828	$15,662

11.   LONG-TERM DEBT

        Long-term debt as of April 30, 2002 and 2003 consists of the following:

	April 30, 2002	April 30, 2003
Advances on senior secured revolving credit facility (the "old revolver") which provided for advances of up to $280,000, bearing interest at LIBOR plus 2.50%, collateralized by substantially all of the assets of the Company	$156,800	$—
Advances on senior secured delayed draw term "B" Loan (the "old term loan") bearing interest at LIBOR plus 3.75%. This loan was collateralized by substantially all of the assets of the Company	119,300	—
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed	—	150,000
Senior secured term loan (the "new term loan") due January 24, 2010, bearing interest at LIBOR plus 3.25% (approximately 4.56% at April 30, 2003 based on three month LIBOR), with principal payments of $1,500 per year, beginning in fiscal 2004 with the remaining principal balance due at maturity. This loan is collateralized by substantially all of the assets of the Company	—	150,000
Senior secured revolving credit facility (the "new revolver"), which provides for advances of up to $175,000, due January 24, 2008, bearing interest at LIBOR plus 3.00%, (approximately 4.31% at April 30, 2003 based on three month LIBOR). This loan is collateralized by substantially all of the assets of the Company	—	—
Notes payable in connection with businesses acquired, bearing interest at rates of 0% — 12.5%, due in monthly, quarterly or annual installments varying to $42, expiring March 2004 through May 2009	1,797	2,460
Subordinated, convertible notes payable in connection with business acquired, bearing interest at 7.5%, due in monthly installments varying to $48, expiring on March 15, 2003.	2,419	—
Notes payable in connection with businesses acquired, bearing interest at 0%, discounted at 4.74% to 5.5%, due in monthly and annual installments varying to $1,000 through April 2005	3,665	4,463

	283,981	306,923
Less—current maturities	6,436	4,534

	$277,545	$302,389

        On January 24, 2003, the Company issued $150,000 of 9.75% senior subordinated notes (the "notes"), due 2013. The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock subject to the Company meeting a minimum consolidated fixed charge ratio. The notes are guaranteed jointly and severally, fully and unconditionally by the Company and its significant subsidiaries.

        On February 11, 2003, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer pursuant to which senior subordinated notes (the "exchange notes") identical in terms and in principal amount to the notes issued on January 24, 2003 (the "old notes") would be issued in exchange for the old notes. The exchange notes, when issued, would be freely transferable under the Securities Act of 1933, as amended. The Securities and Exchange Commission is reviewing the registration statement. Following the effectiveness of the registration statement, the Company will conduct an exchange offer whereby each holder of the old notes would be given an opportunity to exchange the old notes held by it for exchange notes which are equal in principal amount to the old notes surrendered. Because the registration statement was not declared effective by the Securities and Exchange Commission by July 23, 2003, the Company is incurring liquidated damages until the registration statement is declared effective.

        Concurrently with the issuance of the notes, the Company entered into a new senior credit facility consisting of the new term loan in the aggregate principal amount of $150,000 and the new revolver in the aggregate principal amount of $175,000. The Company, under certain circumstances, has the option of increasing the new term loan or the new revolver by an additional $50,000. The gross proceeds of the notes offering and initial borrowings under the Company's new term loan were used to repay all outstanding indebtedness under the old term loan and the old revolver.

        Further advances were available under the old revolver and new revolver in the amount of $83,276 and $141,586 as of April 30, 2002 and 2003, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $39,923 and $33,414 as of April 30, 2002 and 2003. As of April 30, 2002 and 2003 no amounts had been drawn under the outstanding letters of credit.

        The new term loan and revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of April 30, 2003, we considered the profitability covenant, which requires our cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of April 30, 2003, we were in compliance with this covenant as we reported consolidated adjusted net income of $1.5 million for the six months ended April 30, 2003. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with such definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.

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

        The Company terminated five interest rate swaps concurrent with the issuance of the notes and entering into its new senior credit facility. These derivatives were accounted for as cash flow hedges pursuant to SFAS 133 and were designated to interest payments under the previous credit facility. At April 30, 2002, the fair value of these swaps was $8,225. The early termination costs associated with the unwind of these swaps amounted to $1,296 which is included in other expense/(income), net in the consolidated statements of operations. The Company entered into new interest rate swap agreements as cash flow hedges for the new senior credit facility. As of April 30, 2003, interest rate swap agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement
Bank A	$26,500	LIBOR	2.434%	February 2003 to February 2006
Bank B	$26,500	LIBOR	2.450%	February 2003 to February 2006

        The fair value of the swaps is estimated at a loss of $551 as of April 30, 2003.

        As of April 30, 2003, debt matures as follows:

Fiscal Year
2004	$4,534
2005	4,482
2006	1,809
2007	1,717
2008	1,555
Thereafter	292,826

$306,923

12.   COMMITMENTS AND CONTINGENCIES

(a)    Leases

        The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2003.

	Operating Leases	Capital Leases
Fiscal Year
2004	$3,965	$1,488
2005	3,556	739
2006	3,313	503
2007	2,849	539
2008	2,212	494
Thereafter	4,261	41

Total Minimum Lease Payments	$20,156	3,804

Less—amount representing interest		548

		3,256
Less—current maturities of capital lease obligations		1,287

Present value of long term capital lease obligations		$1,969

        The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2002 and 2003.

        The Company leases operating facilities and equipment under operating leases with monthly payments varying to $47.

        Total rent expense under operating leases charged to operations was $3,087, $5,787 and $4,955 for each of the fiscal years 2001, 2002 and 2003, respectively.

(b)    Investment in Waste to Energy Facilities

        The Company owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity. Maine Energy sells the electricity it produces to Central Maine Power ("Central Maine") pursuant to a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour ("kWh"), which escalates annually by

2% (8.53 cents per kWh as of April 30, 2003). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

        If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3,750 to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2003 was $18,750.

        Maine Energy produced and sold 158,075,200 kWh, 159,006,000 kWh and 153,547,000 kWh of electricity to Central Maine in the fiscal years ended April 30, 2003, 2002 and 2001, respectively, thereby meeting its kWh requirements under the power purchase agreement.

        Under the terms of a waste handling agreement between certain municipalities and Maine Energy, the latter is obligated to make a payment at the point in time that Maine Energy pays off its debt obligations (as defined), currently estimated to occur in 2008, or upon the consummation of an outright sale of Maine Energy. The obligation has been estimated by management at $9,700. Management believes the possibility of material loss in excess of this amount is remote.

        Additionally, from December 1999 until July 31, 2001, the Company owned 100% of Timber Energy Resources, Inc. ("Timber Energy"). Timber Energy uses biomass waste as its source of fuel to be combusted for the generation of electricity. Timber Energy also operates two wood processing facilities. Timber Energy sells the electricity that it generates to Florida Power Corporation ("Florida Power"), a local electric utility, under a power purchase agreement. Under the terms of the power purchase agreement, Florida Power has agreed to purchase all of the electricity generated by Timber Energy. Timber Energy was sold effective July 31, 2001.

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

        In July 1996, Clinton County, New York entered into a privatization agreement with Casella for Casella to run the County's solid waste management system (the "System") as a private enterprise, including operations at both the existing unlined landfill, as well as newly constructed lined landfill areas. During the period of November 21, 1996 to October 9, 1997, we performed certain closure activities and installed a cut-off wall at the unlined portion of the landfill. On or about April 1999, the New York State Department of Labor alleged that we should have paid prevailing wages in connection with the labor associated with such activities related to the unlined landfill. The DOL is attempting to apply the prevailing wage provisions of Labor Law § 220 to Casella's construction activities at the unlined portion of the Clinton County landfill, to include (1) cap construction at the unlined landfill; (2) construction of the "Casella Barrier Wall," which the New York State Department of Environment Conservation (the "DEC") required as a precondition to permitting the Phase III expansion of the Lined Landfill; and (3) construction of the "County Barrier Wall," which the DEC required as a corrective measure to control the historical contamination. We have disputed the allegations and a hearing on only the liability issue was held on September 16, 2002. Since the hearing did not address damages, relevant payroll documents have not been fully reviewed by either party. Accordingly, neither side is in a position to estimate wage amounts that might be payable in the event the hearing officer finds that Casella is liable for the payment of such prevailing wages. In addition, any such estimate will differ depending on whether any liability ruling applies to some or all of the activities described above; and whether it would apply only to activities of Casella or to all subcontractors as well. In November 2002, both sides submitted proposed findings of fact and conclusions of law. The hearing officer is expected to make a recommendation to the Department of Labor commissioner during the summer of 2003 on the liability issue. We continue to explore settlement possibilities with the State. We believe that we have meritorious defenses to these claims. Although a loss as a result of these claims is reasonably possible, we cannot estimate a range of reasonably possible losses at this time.

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

(e)    Employment Contracts

        The Company has entered into employment contracts with four of its senior officers. Two contracts are dated December 8, 1999, while the other two are dated June 18, 2001 and July 20, 2001, respectively. Each contract has a three-year term and a two-year covenant not to compete from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,085. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses.

13.   PREFERRED STOCK

        The Company is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. As of April 30, 2002 and 2003, the Company had 55,750 shares authorized, issued and outstanding of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends are cumulative at a rate of 5%, compounded quarterly. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon change in control of the Company.

        During the fiscal years 2001, 2002 and 2003, the Company accrued $1,970, $3,010 and $3,094 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheets.

14.   STOCKHOLDERS' EQUITY

(a)    Common Stock

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

(b)    Stock Warrants

        At April 30, 2002 and 2003, there were outstanding warrants to purchase 227,530 and 122,498 shares, respectively, of the Company's Class A Common Stock at exercise prices between $0.01 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants' issuance. The warrants are exercisable and expire at varying times through November 2008.

(c)    Stock Option Plans

        During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the "1993 Option Plan") provided for the issuance of a maximum of 300,000 shares of Class A Common Stock. As of April 30, 2002 and 2003, options to purchase 15,000 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61. No further options may be granted under this plan.

        During 1994, the Company adopted a non-statutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the "1994 Option Plan") provided for the issuance of a maximum of 150,000 shares of Class A Common Stock. As of April 30, 2002 and 2003, options to purchase 15,000 shares of Class A common stock at a weighted average exercise price of $0.60 were outstanding under the 1994 Option Plan. No further options may be granted under this plan.

        In May 1994, the Company also established a nonqualified stock option pool for certain key employees. The plan, which was not approved by stockholders, established 338,000 stock options to purchase Class A common stock. As of April 30, 2002, options to purchase 264,000 shares of Class A common stock were outstanding at a weighted average exercise price of $2.00. As of April 30, 2003, options to purchase 255,000 shares of Class A common stock were outstanding at a weighted average exercise price of $2.00. No further options may be granted under this plan.

        During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2002, a total of 320,238 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $11.76. As of April 30, 2003, a total of 299,531 options to purchase Class A common Stock were outstanding at an average exercise price of $11.89. No further options may be granted under this plan.

        On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the "1997 Option Plan") provides for the issuance of 5,328,135 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2002, options to purchase 3,404,628 shares of Class A Common Stock at an average exercise price of $13.81 were outstanding under the 1997 Option Plan. As of April 30, 2003, options to purchase 3,547,628 shares of Class A Common Stock at a weighted average exercise price of $13.58 were outstanding under the 1997 Option Plan. As of April 30, 2003, 614,475 options were available for future grant under the 1997 Option Plan.

        Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 123,992 and 81,586 at April 30, 2002 and 2003, respectively, at weighted average exercise prices of $23.18 and $22.42, respectively. Upon assumption of this plan, entitled optionees under the KTI plan received one option to acquire one share of the Company's stock for every option held. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

        On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 200,000 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2002 and 2003, options to purchase 94,000 shares of Class A Common Stock at a weighted average exercise price of $14.12 and 139,000 shares of Class A Common Stock at a weighted average exercise price of $11.36, respectively, were outstanding. As of April 30, 2003, 57,000 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

        On July 2, 2001, the Company offered its employees, other than executive officers, the opportunity to ask the Company to exchange options having an exercise price of $12.00 or more per share. For every two eligible options surrendered, the participating option holders received one new option on February 4, 2002 at an exercise price of $12.75, which was equal to the closing price of a common share as quoted by NASDAQ on that day. 666,315 options were surrendered for exchange under the offering resulting in 333,158 options being granted to participants.

        Options generally vest over a one to three year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.

        Stock option activity for the fiscal years 2001, 2002 and 2003 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2000	3,916,740	19.78
Granted	1,929,060	9.26
Terminated	(433,148)	(24.62)
Exercised	(3,000)	(8.69)

Outstanding, April 30, 2001	5,409,652	15.65
Granted	710,565	13.09
Surrendered under Exchange Program	(666,315)	(27.77)
Terminated	(802,009)	(20.56)
Exercised	(415,035)	(7.87)

Outstanding, April 30, 2002	4,236,858	13.09
Granted	225,000	8.30
Terminated	(83,406)	(19.06)
Exercised	(25,707)	(5.28)

Outstanding, April 30, 2003	4,352,745	$12.77

Exercisable, April 30, 2001	4,071,188	$16.44

Exercisable, April 30, 2002	3,811,775	$13.27

Exercisable, April 30, 2003	3,982,129	$13.06

        Set forth below is a summary of options outstanding and exercisable as of April 30, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price	Number of Outstanding Options		Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$.60—$2.00	270,000	1.1	$1.92	270,000	$1.92
$4.61—$8.69	1,384,420	5.8	8.24	1,214,253	8.33
$9.56—$18.00	2,077,313	6.1	13.43	1,876,864	13.64
$18.01—$27.00	400,310	5.6	22.66	400,310	22.66
Over $27.00	220,702	1.0	30.33	220,702	30.33

Totals	4,352,745	5.4	$12.77	3,982,129	$13.06

        The weighted average grant date fair value of options granted during the fiscal years 2001, 2002 and 2003 is $7.28, $7.06 and $8.30, respectively.

15.   RESTRUCTURING

        In April 2001, the Company's Board of Directors approved a reorganization of certain of the Company's operations. This reorganization consisted of the elimination of various positions and the closure of certain facilities. The following items were charged to earnings during 2001:

Severance	$3,786
Facility closures	365

$4,151

        Severance related to the termination of 19 employees, primarily in management and administration, as well as three officers of the Company. Facility closures include the costs of closing two transfer stations.

        During fiscal year 2002, the reversal of various prior year restructuring expenses netted with fiscal year 2002 restructuring charges of $254, amounted to ($438).

        During fiscal year 2003, $37 was charged against the accrual. The remaining balance included in other accrued liabilities in the accompanying April 30, 2003 balance sheet amounts to $0.

16.   EMPLOYEE BENEFIT PLANS

        The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company may contribute up to 500 dollars per individual per calendar year. Participants vest in employer contributions ratably over a three-year period. Employer contributions for the fiscal years 2001, 2002 and 2003 amounted to $434, $406 and $368, respectively.

        In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600,000 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years 2001, 2002 and 2003, 29,287, 30,904 and 27,633 shares, respectively, of Class A Common Stock were issued under this plan.

17.   INCOME TAXES

        The provision (benefit) for income taxes from continuing operations for the fiscal years 2001, 2002 and 2003 consists of the following:

	April 30,
	2001	2002	2003
Federal—
Current	$(1,036)	$(1,639)	$22
Deferred	(9,029)	8,458	448
Deferred benefit of loss carryforwards	(5,721)	(4,049)	1,970

	(15,786)	2,770	2,440

State—
Current	(829)	565	871
Deferred	(2,686)	2,803	1,884
Deferred benefit of loss carryforwards	(1,142)	(1,027)	97

	(4,657)	2,341	2,852

Total	$(20,443)	$5,111	$5,292

        The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2001, 2002 and 2003 are as follows:

	Fiscal Year
	2001	2002	2003
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(39,900)	$5,529	4,032
State income taxes, net of federal benefit	(3,027)	1,523	1,847
Non-deductible impairment charge	12,825	—	568
Non-deductible goodwill	1,155	1,052	—
Losses on business dispositions	—	(2,072)	849
Equity in loss of unconsolidated entities	6,390	(390)	—
Decrease in valuation allowance	—	—	(3,173)
Other, net	2,114	(531)	1,169

	$(20,443)	$5,111	$5,292

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

        Deferred tax assets and liabilities consist of the following at April 30, 2002 and 2003:

	April 30,
	2002	2003
Deferred tax assets:
Accrued expenses and reserves	$14,291	$11,243
Basis difference in partnership interests	5,532	—
Amortization of intangibles	8,833	102
Unrealized loss on securities	3,727	19
Gain on business dispositions	—	757
Capital loss carryforward	1,900	—
Net operating loss carryforwards	38,672	45,385
Alternative minimum tax credit carryforwards	672	672
Other	1,534	1,422

Total deferred tax assets	75,161	59,600
Less: valuation allowance	(28,512)	(24,696)

Total deferred tax assets after valuation allowance	46,649	34,904

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(35,676)	(33,181)
Basis difference in partnership interests	—	(1,487)
Other	(1,558)	(1,434)

Total deferred tax liabilities	(37,234)	(36,102)

Net deferred tax asset (liability)	$9,415	$(1,198)

        At April 30, 2003, the Company has for income tax purposes Federal net operating loss carryforwards of approximately $108,146 that expire in years 2005 through 2023 and state net operating loss carryforwards of approximately $91,887 that expire in years 2004 through 2023. Substantial limitations restrict the Company's ability to utilize certain Federal and state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for approximately $49,457 of the Federal net operating loss carryforwards and $79,923 of the state net operating loss carryforwards. In addition, the Company has approximately $672 minimum tax credit carryforward available that is not subject to limitation.

        The $3,816 net decrease in the valuation allowance is due to the decrease in the basis difference for the investment in New Heights, the elimination of the capital loss carryforward, and the expiration of certain state loss carryforwards, partially offset by an increased valuation allowance for Federal and state loss carryforwards.

        The valuation allowance includes $15,556 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company's current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

18.   DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE, DIVESTITURES, IMPAIRMENT CHARGE AND EXTRAORDINARY ITEM

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

        For the fiscal year 2001, the estimated loss on the disposal of the discontinued operations of $2,657, net of income tax benefit of $274, represents the estimated loss on the disposal of the assets of the discontinued operations and includes costs to sell, estimated loss on sale and a provision for losses during the phase-out period.

        A summary of the operating results of the discontinued operations is as follows:

Fiscal Year
2001
Revenues	$30,047
(Loss) income before income taxes	(5,199)
(Benefit) provision for income taxes	(1,069)

Net (loss) income from discontinued operations	$(4,130)

        The Company has included approximately $9,911 of intercompany sales of recyclables from the commercial recycling business to the brokerage business in loss on discontinued operations for the fiscal year 2001. Intercompany sales of recyclables from the commercial recycling business to the brokerage business amounted to $1,323 and $0 for fiscal years 2002 and 2003, respectively.

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

        In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of its domestic brokerage operations and a commercial recycling business. The transaction was completed in June 2003. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, the Company could not retain discontinued accounting treatment for this operation. Therefore, the commercial recycling business' operating results have been reclassified from discontinued to continuing operations for fiscal 2001, 2002 and 2003. In fiscal 2001, estimated future losses from this operation were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual losses from operations in fiscal 2001, 2002 and 2003.

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

        As discussed above, in June 2003, the Company transferred a commercial recycling business to former employees. The net assets of the commercial recycling business were $(306) and $(1,280) as of April 30, 2002 and 2003, respectively.

Other Divestitures:

        A portion of the Company's 50% interest in New Heights was sold in September 2001 for consideration of $250. The Company retained an interest of 9.95% in the tire assets of New Heights as well as financial obligations related solely to the New Heights' power plant. At April 30, 2001, the Company included $4,000, as its estimate of its future costs to be incurred at New Heights; as of April 30, 2003, $2,400 has been invested in New Heights. In addition, the Company has an interest in certain notes granted by New Heights collectively valued at approximately $9,000, payment of which is contingent upon settlement of litigation concerning the cancellation of a fixed price power contract. The Company has not recorded a receivable in respect of these notes, as the timing of such settlement is uncertain; a favorable summary judgment has been received but final court appeal resolution is not likely until fiscal year 2004. The Company is accounting for its retained investment under the cost method of accounting.

        In October, 2001, the Company sold its Multitrade division for consideration of $6,893. The transaction resulted in a gain of $4,156 which is included in other (income)/expense, net.

        In July, 2001, the Company sold its S&S Commercial division for consideration of $887. The transaction resulted in a gain of $692 which is included in other (income)/expense, net.

        In April 2003, the Company sold its FCR Virginia division for consideration of $875. The transaction resulted in a gain of $684 which is included in other (income)/expense, net.

Impairment Charge:

        Prior to the adoption of SFAS 142, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company periodically reviewed its long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balance may not be recoverable. The Company evaluated possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, with the net book value of long-term assets including goodwill and other intangible assets. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. An impairment loss was then recorded equal to the amount by which the carrying amount of the assets exceeds their fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Prior to the adoption of SFAS 142, and in instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of other long-lived assets.

        As a result of the factors discussed above, during 2001, the Company recorded a charge of $79,687 to reduce certain assets (mainly goodwill arising from the acquisition of KTI, see Note 4), to their estimated fair value. In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $4,864 to adjust the book value of the the domestic brokerage and commercial recycling business to net realizable value.

Extraordinary Loss:

        During fiscal year 2003, the Company recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) in connection with the write-off of deferred financing costs related to the old term loan and the old revolver. This item will be reclassified to continuing operations upon adoption of SFAS No. 145.

19.   EARNINGS PER SHARE

        The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year
	2001	2002	2003
Numerator:
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	$(93,558)	$10,687	$6,228
Less: preferred dividends	(1,970)	(3,010)	(3,094)

Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle available to common stockholders	$(95,528)	$7,677	$3,134

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,198	22,667	22,769
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	3	(159)	(41)

Weighted average number of common shares used in basic EPS	23,189	23,496	23,716

Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	—	673	188

Weighted average number of common shares used in diluted EPS	23,189	24,169	23,904

        For the fiscal years 2001, 2002 and 2003, 5,389, 6,653 and 8,408, respectively, of potentially dilutive common stock related to options, convertible debt, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

20.   RELATED PARTY TRANSACTIONS

(a)    Services

        During fiscal years 2001, 2002 and 2003, the Company retained the services of a related party, a company wholly owned by two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years 2001, 2002 and 2003 were $3,870, $2,559 and $1,525, respectively, of which $0 and $28 were outstanding and included in accounts payable at April 30, 2002 and 2003, respectively.

(b)    Leases

        On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $21 and expired in April 2003. The leases were renewed effective May 1, 2003 for a term of 60 months. Total interest and depreciation expense charged to operations for fiscal years 2001, 2002 and 2003 under these agreements was $236, $204 and $196, respectively.

(c)    Post-closure Landfill

        The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years 2001, 2002 and 2003, the Company paid $7, $6 and $8 respectively, pursuant to this agreement. As of April 30, 2002 and 2003, the Company has accrued $83 and $75 respectively, for costs associated with its post-closure obligations.

(d)    Transfer Station Lease

        In June 1994, the Company entered into a transfer station lease for a term of 10 years. The transfer station is owned by a current member of the Company's Board of Directors, who became a director upon the execution of the lease. Under the terms of the lease the Company agreed to pay monthly rent for the first five years at a rate of five dollars per ton of waste disposed of at the transfer station, with a minimum rent of $7 per month. Since June 1999, the monthly rent was lowered to a rate of two dollars per ton of waste disposed, with a minimum rent of $3 per month. Total lease payments for the fiscal years 2001, 2002 and 2003 were $55, $64 and $55, respectively.

(e)    Employee Loans

        As of April 30, 2002 and 2003, the Company has recourse loans to officers and employees outstanding in the amount of $1,105. The interest on these notes is payable upon demand by the company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (4.25% at April 30, 2003). Notes from officers consisted of $1,016 at April 30, 2002 and 2003 with the remainder being from employees of the Company.

(f)    Commodity Sales

        The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $2,303 and $3,375 for fiscal years 2002 and 2003, respectively.

21.   SEGMENT REPORTING

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

	Eastern Region	Central Region	Western Region	Recycling	Other
Year Ended April 30, 2001
Outside revenues	$158,754	$99,305	$66,473	$109,453	$46,381
Inter-segment revenues	38,267	40,498	14,995	36,473	1,273
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(3,876)	3,706	4,152	(49,780)	(36,443)
Depreciation & amortization	20,349	14,330	9,855	3,955	4,394
Impairment charge	1,948	7,765	49	69,932	—
Interest expense (net)	10,346	3,564	4,321	6,930	13,493
Capital expenditures	25,843	20,545	16,445	7,750	(9,065)
Goodwill	116,176	24,567	49,601	42,428	(6,803)
Total assets	$283,967	$126,617	$112,882	$80,984	$81,843
	Eliminations	Total
Year Ended April 30, 2001
Outside revenues	$—	$480,366
Inter-segment revenues	(131,506)	—
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	—	(82,241)
Depreciation & amortization	—	52,883
Impairment charge	—	79,694
Interest expense (net)	—	38,654
Capital expenditures	—	61,518
Goodwill	—	225,969
Total assets	$—	$686,293

	Eastern Region	Central Region	Western Region	Recycling	Other
Year Ended April 30, 2002
Outside revenues	$152,095	$91,935	$65,628	$94,117	$17,460
Inter-segment revenues	31,889	43,777	14,626	18,338	58
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	1,525	19,163	1,125	(10,417)	(708)
Depreciation & amortization	21,140	12,758	10,192	4,121	2,501
Interest expense (net)	9,247	2,559	7,434	10,044	1,289
Capital expenditures	15,850	11,856	6,490	2,573	905
Goodwill	108,517	25,212	48,576	37,433	(9)
Total assets	$270,854	$109,673	$104,479	$69,531	$67,074
	Eliminations	Total
Year Ended April 30, 2002
Outside revenues	$—	$421,235
Inter-segment revenues	(108,688)	—
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	—	10,688
Depreciation & amortization	—	50,712
Interest expense (net)	—	30,573
Capital expenditures	—	37,674
Goodwill	—	219,729
Total assets	$—	$621,611

	Eastern Region	Central Region	Western Region	Recycling	Other
Year Ended April 30, 2003
Outside revenues	$153,318	$90,524	$68,451	$94,326	$14,244
Inter-segment revenues	39,444	43,253	13,740	22,577	1
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(6,342)	19,118	2,577	(4,331)	(4,794)
Depreciation & amortization	22,706	11,531	8,204	3,426	2,063
Interest expense (net)	10,097	(204)	6,811	10,451	(901)
Capital expenditures	16,200	9,734	9,874	4,900	1,217
Goodwill	56,734	25,485	49,847	27,616	—
Total assets	$239,023	$107,694	$110,045	$64,989	$80,890
	Eliminations	Total
Year Ended April 30, 2003
Outside revenues	$—	$420,863
Inter-segment revenues	(119,015)	—
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	—	6,228
Depreciation & amortization	—	47,930
Interest expense (net)	—	26,254
Capital expenditures	—	41,925
Goodwill	—	159,682
Total assets	$—	$602,641

        Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year
	2001	2002	2003
Collection	$205,561	$196,863	$196,478
Landfill/disposal facilities	78,261	57,449	59,942
Transfer	36,908	45,597	47,478
Recycling	57,795	65,508	80,237
Brokerage	70,721	50,125	36,728
Other(1)	31,120	5,693	—

Reported revenues	$480,366	$421,235	$420,863

(1)
Other revenues consist of revenues from entities divested during fiscal 2001 and 2002, including a plastics business, Timber Energy, Multitrade and U.S. Fiber, which was contributed to the U.S. GreenFiber joint venture.

22.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years 2002 and 2003.

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Fiscal Year 2002
Revenues	$112,447	$109,888	$101,286	$97,614
Operating income	11,017	12,097	7,684	9,014
Income from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	1,936	5,779	113	2,859
Net (loss) income available to common stockholders	1,474	3,789	(732)	(60)
Income per common share:
Basic:
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	0.06	0.22	(0.02)	0.06
Net (loss) income available to common stockholders	0.06	0.16	(0.03)	—
Diluted:
Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	0.06	0.22	(0.02)	0.06
Net (loss) income available to common stockholders	0.06	0.16	(0.03)	—
	First Quarter(1)(2)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Fiscal Year 2003
Revenues	$116,031	$114,570	$95,801	$94,461
Operating income	11,467	13,708	8,525	250
Income from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	2,557	4,714	1,348	(2,391)
Net (loss) income available to common stockholders	(62,071)	3,860	(1,561)	(3,130)
Income per common share:
Basic:
Income from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	0.08	0.17	0.02	(0.13)
Net (loss) income available to common stockholders	(2.62)	0.16	(0.07)	(0.13)
Diluted:
Income from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	0.08	0.16	0.02	(0.13)
Net (loss) income available to common stockholders	(2.62)	0.16	(0.07)	(0.13)

(1)
In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of the Company's domestic brokerage operations and a commercial recycling business and in June 2003, the Company completed the transaction. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, the Company could not retain discontinued accounting treatment for this operation. Therefore, the commercial recycling operating results have been reclassified from discontinued to continuing operations for fiscal years 2001, 2002 and 2003 and the above quarterly summary data has been revised from amounts previously reported.

(2)
The Company revised results for the first quarter of fiscal 2003 to include additional goodwill impairment in the amount of $1.1 million, net of taxes, relating to our waste-to-energy operations, Maine Energy. The Company previously reported goodwill impairment upon the adoption of SFAS 142 in the amount of $62.8 million, net of taxes.

23.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company's significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2002 and 2003; the condensed consolidating results of operations for the years ended April 30, 2001, 2002 and 2003; and the condensed consolidating statements of cash flows for the years ended April 30, 2001, 2002 and 2003 of (a) the parent company only ("the Parent"), (b) the combined guarantors ("the Guarantors"), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors ("the Non-Guarantors"), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2002
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,362	$(2,377)	$2,313	$—	$4,298
Restricted cash	—	(196)	10,482	—	10,286
Accounts receivable—trade, net of allowance for doubtful accounts	924	41,643	427	75	43,069
Notes receivable — officers/employees	1,105	—	—	—	1,105
Prepaid expenses	487	2,645	—	—	3,132
Other current assets	8,795	6,227	404	—	15,426

Total current assets	15,673	47,942	13,626	75	77,316
Property, plant and equipment, net of accumulated depreciation and amortization	4,449	277,312	5,445	—	287,206
Intangible assets, net	—	223,643	—	—	223,643
Deferred income taxes	648	—	—	—	648
Investment in subsidiaries	14,797	—	—	(14,797)	—
Other non-current assets	8,956	30,073	(552)	(5,679)	32,798

	28,850	531,028	4,893	(20,476)	544,295

Intercompany receivable	487,191	(491,256)	(1,539)	5,604	—

	$531,714	$87,714	$16,980	$(14,797)	$621,611

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	1,260	23,009	(115)	—	24,154
Accrued payroll and related expenses	455	5,342	—	—	5,797
Accrued interest	1,473	8	—	—	1,481
Accrued closure and post-closure costs, current portion	—	6,465	—	—	6,465
Liabilities of operations held for sale	—	—	—	—	—
Other current liabilities	15,362	12,841	7,553	—	35,756

Total current liabilities	18,550	47,665	7,438	—	73,653

Long-term debt, less current maturities	274,850	1,183	1,512	—	277,545
Capital lease obligations, less current maturities	788	2,263	—	—	3,051
Other long-term liabilities	—	28,530	1,306	—	29,836
COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	60,730	—	—	—	60,730
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value issued and outstanding—22,667,000 shares	227	105	102	(207)	227
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive loss	(4,250)	1	—	(1)	(4,250)
Additional paid-in capital	272,697	54,313	5,669	(59,982)	272,697
Accumulated deficit	(91,888)	(46,346)	953	45,393	(91,888)

Total stockholders' equity	176,796	8,073	6,724	(14,797)	176,796

	$531,714	$87,714	$16,980	$(14,797)	$621,611

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2003
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,188	$2,686	$778	$—	$15,652
Accounts receivable—trade, net of allowance for doubtful accounts	485	44,155	1,009	—	45,649
Prepaid expenses	613	5,138	155	—	5,906
Inventory	—	1,740	—	—	1,740
Deferred taxes	3,504	—	771	—	4,275
Other current assets	1,237	1,103	10,715	—	13,055

Total current assets	18,027	54,822	13,428	—	86,277
Property, plant and equipment, net of accumulated depreciation and amortization	2,996	294,109	5,223	—	302,328
Intangible assets, net	—	162,696	—	—	162,696
Deferred income taxes	—	—	—	—	—
Investment in subsidiaries	(43,783)	—	—	43,783	—
Investments in unconsolidated entities	7,778	31,341	—	(4,379)	34,740
Assets under contractual obligation	—	3,844	—	—	3,844
Other non-current assets	11,046	1,238	472	—	12,756

	(21,963)	493,228	5,695	39,404	516,364

Intercompany receivable	507,820	(509,887)	(2,312)	4,379	—

	$503,884	$38,163	$16,811	$43,783	$602,641

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	1,500	1,777	1,257	—	4,534
Accounts payable	1,350	32,285	108	—	33,743
Accrued payroll and related expenses	1,368	6,015	—	—	7,383
Accrued interest	5,373	2	—	—	5,375
Accrued closure and post-closure costs, current portion	—	2,286	676	—	2,962
Other current liabilities	7,203	5,617	8,655	—	21,475

Total current liabilities	16,794	47,982	10,696	—	75,472

Long-term debt, less current maturities	298,500	2,318	1,571	—	302,389
Capital lease obligations, less current maturities	141	1,828	—	—	1,969
Accrued closure and post closure costs, less current portion	—	21,977	1,010	—	22,987
Minority interest	—	—	—	—	—
Deferred income taxes	5,473	—	—	—	5,473
Other long-term liabilities	—	10,047	1,328	—	11,375
COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	—	—	—	63,824
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value issued and outstanding—22,769,000 shares	228	101	100	(201)	228
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	542	1,190	—	(1,190)	542
Additional paid-in capital	270,068	47,885	2,825	(50,710)	270,068
Accumulated deficit	(151,696)	(95,165)	(719)	95,884	(151,696)

Total stockholders' equity	119,152	(45,989)	2,206	43,783	119,152

	$503,884	$38,163	$16,811	$43,783	$602,641

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2001
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$478,159	$9,637	$(7,430)	$480,366
Operating expenses:
Cost of operations	128	319,394	9,074	(7,382)	321,214
General and administration	5,535	57,703	889	(48)	64,079
Depreciation and amortization	1,632	51,397	382	—	53,411
Impairment charge	—	79,262	425	—	79,687
Restructuring charge	3,613	538	—	—	4,151
Legal settlements	—	4,209	—	—	4,209
Other miscellaneous charges	—	1,604	—	—	1,604

	10,908	514,107	10,770	(7,430)	528,355

Operating loss	(10,908)	(35,948)	(1,133)	—	(47,989)
Other expense/(income), net:
Interest income	(32,554)	(3,207)	(369)	33,156	(2,974)
Interest expense	37,675	37,009	100	(33,156)	41,628
Loss (income) from equity method investments, net	105,729	26,256	—	(105,729)	26,256
Minority interest	—	953	73	—	1,026
Other expense/(income), net	1,054	(1,110)	132	—	76

Other expense/(income), net	111,904	59,901	(64)	(105,729)	66,012
Income (loss) from continuing operations before income taxes and discontinued operations	(122,812)	(95,849)	(1,069)	105,729	(114,001)
(Benefit) provision for income taxes	(21,277)	829	5	—	(20,443)

Income (loss) from continuing operations before discontinued operations	(101,535)	(96,678)	(1,074)	105,729	(93,558)
Loss from discontinued operations, net	—	(4,130)	—	—	(4,130)
Estimated loss on disposal of discontinued operations, net	—	(2,657)	—	—	(2,657)
Reclassification from discontinued operations, net	—	(1,190)	—	—	(1,190)

Net income (loss)	(101,535)	(104,655)	(1,074)	105,729	(101,535)
Preferred stock dividend	1,970	—	—	—	1,970

Net income (loss) available to common stockholders	$(103,505)	$(104,655)	$(1,074)	$105,729	$(103,505)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2002
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$418,500	$12,232	$(9,497)	$421,235
Operating expenses:
Cost of operations	4,057	273,651	8,482	(9,497)	276,693
General and administration	(333)	54,145	644	—	54,456
Depreciation and amortization	1,765	48,503	444	—	50,712
Restructuring charge	(438)	—	—	—	(438)

	5,051	376,299	9,570	(9,497)	381,423

Operating income	(5,051)	42,201	2,662	—	39,812

Other expense/(income), net:
Interest income	(29,858)	(1,896)	(254)	31,104	(904)
Interest expense	31,183	31,363	9	(31,104)	31,451
(Income) loss from equity method investments	(19,390)	(1,899)	—	19,390	(1,899)
Minority interest	—	—	(154)	—	(154)
Other expense/(income), net:	1,239	(6,249)	530	—	(4,480)

Other expense, net	(16,826)	21,319	131	19,390	24,014

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	11,775	20,882	2,531	(19,390)	15,798
Provision for income taxes	4,044	—	1,067	—	5,111

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	7,731	20,882	1,464	(19,390)	10,687
Estimated loss on disposal of discontinued operations, net	—	(4,096)	—	—	(4,096)
Reclassification from discontinued operations, net	—	1,140	—	—	1,140
Cumulative effect of change in accounting principle, net	(250)	—	—	—	(250)

Net income (loss)	7,481	17,926	1,464	(19,390)	7,481
Preferred stock dividend	3,010	—	—	—	3,010

Net income (loss) available to common stockholders	$4,471	$17,926	$1,464	$(19,390)	$4,471

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2003
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$416,777	$13,949	$(9,863)	$420,863
Operating expenses:
Cost of operations	(926)	275,747	13,389	(9,863)	278,347
General and administration	(3)	55,227	548	—	55,772
Depreciation and amortization	1,812	43,849	2,269	—	47,930
Impairment charge	400	4,464	—	—	4,864

	1,283	379,287	16,206	(9,863)	386,913

Operating income	(1,283)	37,490	(2,257)	—	33,950

Other expense/(income), net:
Interest income	(27,864)	(3,398)	(160)	31,104	(318)
Interest expense	26,826	30,450	400	(31,104)	26,572
(Income) loss from equity method investments	50,277	(2,073)	—	(50,277)	(2,073)
Minority interest	—	—	(152)	—	(152)
Other expense/(income), net:	1,420	(2,536)	(483)	—	(1,599)

Other expense, net	50,659	22,443	(395)	(50,277)	22,430

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(51,942)	15,047	(1,862)	50,277	11,520
Provision (benefit) for income taxes	5,696	—	(404)	—	5,292

Income (loss) from continuing operations before discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(57,638)	15,047	(1,458)	50,277	6,228
Reclassification from discontinued operations, net	—	50	—	—	50
Extraordinary loss, net	(2,170)	—	—	—	(2,170)
Cumulative effect of change in accounting principle, net	—	(63,916)	—	—	(63,916)

Net income (loss)	(59,808)	(48,819)	(1,458)	50,277	(59,808)
Preferred stock dividend	3,094	—	—	—	3,094

Net income (loss) available to common stockholders	$(62,902)	$(48,819)	$(1,458)	$50,277	$(62,902)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2001
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used In) Operating Activities	(27,717)	91,394	(1,960)	1,544	63,261
Cash Flows from Investing Activities:	—
Acquisitions, net of cash acquired	—	(9,331)	—	—	(9,331)
Proceeds from divestitures, net of cash divested	—	15,814			15,814
Additions to property, plant and equipment	(3,626)	(58,583)	691	—	(61,518)
Proceeds from sale of equipment	—	2,298	—	—	2,298
Proceeds from sale of Bamgor Hydro warrants	6,718	—			6,718
Advances to unconsolidated entities	—	(9,546)	—	—	(9,546)

Net Cash (Used In) Provided by Investing Activities	3,092	(59,348)	691	—	(55,565)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	48,694	896	—	—	49,590
Principal payments on long-term debt	(34,597)	(52,734)	—	—	(87,331)
Proceeds from the issuance of series A redeemable, convertible preferred stock, net	54,741	—	—	—	54,741
Intercompany borrowings	(34,192)	35,513	223	(1,544)	—
Other	259	1,506			1,765

Net Cash Provided by (Used In) Financing Activities	34,905	(14,819)	223	(1,544)	18,765

Cash (used in) provided by discontinued operations	3,016	(15,264)	—	—	(12,248)
Net increase (decrease) in cash and cash equivalents	13,296	1,963	(1,046)	—	14,213
Cash and cash equivalents, beginning of period	(449)	6,579	1,658	—	7,788

Cash and cash equivalents, end of period	$12,847	$8,542	$612	$—	$22,001

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2002
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used In) Operating Activities	$(10,523)	$77,115	$(401)	$1,496	$67,687
Cash Flows from Investing Activities:
Proceeds from divestitures, net of cash divested		31,216			31,216
Additions to property, plant and equipment	(647)	(36,986)	(41)	—	(37,674)
Other	3,530	(1,578)	(5,027)	—	(3,075)

Net Cash (Used In) Provided by Investing Activities	2,883	(7,348)	(5,068)	—	(9,533)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	70,984	—	2,400	—	73,384
Principal payments on long-term debt	(141,103)	(5,710)	(196)	—	(147,009)
Proceeds from exercise of stock options	3,560	—	—	—	3,560
Intercompany borrowings	64,955	(68,425)	4,966	(1,496)	—

Net Cash (Used In) Provided by Financing Activities	(1,604)	(74,135)	7,170	(1,496)	(70,065)

Cash (used in) provided by discontinued operations	759	(6,551)	—	—	(5,792)
Net (decrease) increase in cash and cash equivalents	(8,485)	(10,919)	1,701	—	(17,703)
Cash and cash equivalents, beginning of period	12,847	8,542	612	—	22,001

Cash and cash equivalents, end of period	$4,362	$(2,377)	$2,313	$—	$4,298

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2003
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$3,861	61,782	$2,534	$(3,225)	$64,952
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired		(18,068)			(18,068)
Additions to property, plant and equipment	(369)	(39,509)	(2,047)	—	(41,925)
Other	(5,329)	4,114	—	—	(1,215)

Net Cash Used In Investing Activities	(5,698)	(53,463)	(2,047)	—	(61,208)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	376,737	2,541	1,243	—	380,521
Principal payments on long-term debt	(354,558)	(5,902)	(1,445)	—	(361,905)
Deferred financing costs	(11,466)	—	—	—	(11,466)
Proceeds from exercise of stock options	460	—	—	—	460
Intercompany borrowings	(1,510)	105	(1,820)	3,225	—

Net Cash Provided by (Used In) Financing Activities	9,663	(3,256)	(2,022)	3,225	7,610

Net (decrease) increase in cash and cash equivalents	7,826	5,063	(1,535)	—	11,354
Cash and cash equivalents, beginning of period	4,362	(2,377)	2,313	—	4,298

Cash and cash equivalents, end of period	$12,188	$2,686	$778	$—	$15,652

24.   SUBSEQUENT EVENTS

        On May 1, 2003, the Company acquired the assets of All-Waste Services, located in Lebanon, New Hampshire for approximately $4.2 million. All-Waste Services provides waste and recyclables collection services.

        In June 2003 the Company entered into a service agreement with the Town of Templeton, Massachusetts to construct and operate the town's sanitary landfill. The landfill is expected to be permitted within a year to accept 500 tons a day of municipal solid waste and operations will likely commence in the middle of calendar 2004.

        On June 30, 2003, the Company transferred its domestic brokerage operations as well as a commercial recycling business to former employees who had been responsible for managing those businesses, in exchange for notes receivable of approximately $5.0 million, payable to the extent of cash flow of the businesses.

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

Equity Compensation Plan Information

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of April 30, 2003:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	4,043,159	$13.22	1,167,094	(3)
Equity compensation plans not approved by security holders	255,000	$2.00	—
Total	4,298,159	$12.55	1,167,094	(3)

(1)
This table excludes an aggregate of 81,586 shares issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of KTI, Inc. The weighted average exercise price of the excluded options is $22.42.

(2)
In addition to being available for future issuance upon exercise of options that may be granted after April 30, 2003, 614,475 shares under the Company's Amended and Restated 1997 Stock Incentive Plan, of the 1,167,094 reflected in column (c), may instead be issued in the form of restricted stock or other equity-based awards.

(3)
Includes 495,619 shares issuable under the Company's 1997 Employee Stock Purchase Plan, of which 17,798 were issued in connection with the most recent offering period, which ended on June 30, 2003.

        A description of the material terms of the equity compensation plans not approved by the Company's security holders is included in Note 14 "Stockholders' Equity" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

  a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

  b) Changes in internal controls. Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements included under Item 8:
Report of Independent Public Accountants
Consolidated Balance Sheets as of April 30, 2002 and 2003
Consolidated Statements of Operations for the fiscal years 2001, 2002, and 2003.
Consolidated Statements of Stockholders' Equity for the fiscal years 2001, 2002, and 2003.
Consolidated Statements of Cash Flows for the fiscal years 2001, 2002, and 2003.
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.
(b)	Reports on Form 8-K
During the quarter ended April 30, 2003 the Company filed no reports on Form 8-K.
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
Date: July 23, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. CASELLA John W. Casella	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 23, 2003
/s/ JAMES W. BOHLIG James W. Bohlig	President and Chief Operating Officer, Director	July 23, 2003
/s/ RICHARD A. NORRIS Richard A. Norris	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	July 23, 2003
/s/ DOUGLAS R. CASELLA Douglas R. Casella	Director	July 23, 2003
/s/ JOHN F. CHAPPLE III John F. Chapple III	Director	July 23, 2003
/s/ GREGORY B. PETERS Gregory B. Peters	Director	July 23, 2003
/s/ JAMES F. CALLAHAN, JR. James F. Callahan, Jr.	Director	July 23, 2003
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	July 23, 2003
/s/ D. RANDOLPH PEELER D. Randolph Peeler	Director	July 23, 2003
/s/ MONTE R. HAYMON Monte R. Haymon	Director	July 23, 2003

CERTIFICATIONS

I, John W. Casella, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Casella Waste Systems, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003	By:	/s/ JOHN W. CASELLA John W. Casella Chief Executive Officer

CERTIFICATIONS

I, Richard A. Norris, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Casella Waste Systems, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003	By:	/s/ RICHARD A. NORRIS Richard A. Norris Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. ("Casella"), KTI, Inc. ("KTI") and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
3.1	Amended and Restated Certificate of Incorporation of Casella (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8 of Casella as filed November 18, 1998 (file no. 333-67487)).
3.3	Second Amended and Restated By-Laws of Casella (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).
4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
4.3	Indenture, dated January 24, 2003, by and among Casella Waste Systems, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2013, including the form of 9.75% Senior Subordinated Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed January 24, 2003 (file no. 000-23211)).
4.4	Exchange and Registration Rights Agreement, dated January 21, 2003, by and among Casella Waste Systems, Inc., the Guarantors listed therein and Purchasers listed therein, relating to the 9.75% Senior Subordinated Notes due 2013 (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-4 of Casella as filed on February 11, 2003 (file no. 333-103106)).
10.1	1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.2	1994 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.3	1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.4	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.5	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).
10.6	1995 Registration Rights Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.7	Warrant to Purchase Common Stock of Casella granted to John W. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.8	Warrant to Purchase Common Stock of Casella granted to Douglas R. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

10.9	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.10	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.11	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.12	Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996 (incorporated herein by reference to Exhibit 10.21 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.13	Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996 (incorporated herein by reference to Exhibit 10.22 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.14	Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995 (incorporated herein by reference to Exhibit 10.23 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.15	Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).
10.16	Amendment No. 1 to Stock Option Agreement, dated as of May 12, 1999, by and between KTI, Inc. and the Registrant (incorporated herein by reference to the current report on Form 8-K of Casella as filed May 13, 1999 (file no. 000-23211)).
10.17	Power Purchase Agreement between Maine Energy Recovery Company and Central Maine Power Company dated January 12, 1984, as amended (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.18	Host Municipalities' Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.19	Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.20	Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995. (incorporated herein by reference to Exhibit 10.38 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
10.21	Non-Exclusive License to Use Technology between KTI and Oakhurst Technology, Inc. dated December 29, 1998 (incorporated herein by reference to Exhibit 4.5 to the current report on Form 8-K of KTI as filed January 15, 1999 (file no. 000-25490)).
10.22	Management Compensation Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).

10.23	Management Compensation Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated December 8, 1999 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.24	Preferred Stock Purchase Agreement, dated as of June 28, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.25	Registration Rights Agreement, dated as of August 11, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.26	KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.27	KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.28	Management Compensation Agreement between Casella Waste Systems, Inc. and Charles E. Leonard dated June 18, 2001 (incorporated herein by reference to Exhibit 10.39 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.29	Management Compensation Agreement between Casella Waste Systems, Inc. and Richard Norris dated July 20, 2001 (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.30	US GreenFiber LLC Limited Liability Company Agreement, dated June 26, 2000, between U.S. Fiber, Inc. and Greenstone Industries, Inc. (incorporated herein by reference to Exhibit 10.41 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.31	Purchase Agreement, dated August 17, 2001, by and among Crumb Rubber Investors Co., LLC, Casella Waste Systems, Inc. and KTI Environmental Group, Inc. (incorporated herein by reference to Exhibit 10.42 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.32	Purchase Agreement, dated August 17, 2001, by and among New Heights Holding Corporation, KTI, Inc., KTI Operations, Inc. and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.33	Form of Non-Plan Non-Statutory Stock Option Agreement as issued by Casella Waste Systems, Inc. to certain individuals as of May 25, 1994 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.34	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 24, 2003, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Fleet National Bank, individually and as administrative agent, and Bank of America, N.A., individually and as syndication agent, with Fleet Securities, Inc. and Banc of American Securities LLC acting as Co-Arrangers (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 24, 2003 (file no. 000-23211)).
10.35	Construction, Operation and Management Agreement between New England Waste Services of Massachusetts, Inc. and the Town of Templeton, Massachusetts.
10.36	Amendment No. 1 and Release to Second Amended and Restated Revolving Credit and Term Loan Agreement.
21.1	Subsidiaries of Casella Waste Systems, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Statement Pursuant to 18 U.S.C. §1350.
99.2	Statement Pursuant to 18 U.S.C. §1350.

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated July 22, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules as of and for the three years ended April 30, 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
July 22, 2003

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts

        (in thousands)

	April 30,
	2001	2002	2003
Balance at beginning of period	$5,371	$4,904	$821
Additions—Charged to expense	3,105	(895)	798
Deductions—Bad debts written off, net of recoveries	(3,572)	(3,188)	(724)

Balance at end of period	$4,904	$821	$895

Restructuring

        (in thousands)

	April 30,
	2001	2002	2003
Balance at beginning of period	$—	$4,151	$37
Additions—Charged to expense	4,151	(438)	—
Deductions—Amounts paid	—	(3,676)	37

Balance at end of period	$4,151	$37	$—

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2002 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2003 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FISCAL YEAR ENDED APRIL 30, 2001 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FISCAL YEAR ENDED APRIL 30, 2002 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FISCAL YEAR ENDED APRIL 30, 2003 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FISCAL YEAR ENDED APRIL 30, 2001 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FISCAL YEAR ENDED APRIL 30, 2002 (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FISCAL YEAR ENDED APRIL 30, 2003 (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES