Form 10-Q
period 2003-07-31
CASELLA WASTE SYSTEMS INC
filed 2003-09-12
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0338873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Greens Hill Lane, Rutland, Vermont	05701s
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  August 29, 2003:

Class A Common Stock	22,833,982
Class B Common Stock	988,200

PART I.                  FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30, 2003	July 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,652	$5,737
Restricted cash	10,839	11,606
Accounts receivable - trade, net of allowance for doubtful accounts of $895 and $1,048	45,649	50,889
Notes receivable - officers/employees	1,105	1,105
Prepaid expenses	5,906	5,583
Inventory	1,740	1,581
Deferred income taxes	4,275	4,110
Other current assets	1,111	1,078
Total current assets	86,277	81,689

Property, plant and equipment, net of accumulated depreciation and amortization of $201,681 and $224,984	302,328	305,084
Goodwill, net	159,682	162,938
Other intangible assets, net	3,014	3,223
Investments in unconsolidated entities	34,740	35,048
Net assets under contractual obligation	3,844	5,948
Other non-current assets	12,756	13,269
	516,364	525,510

	$602,641	$607,199

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

	April 30, 2003	July 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$4,534	$4,441
Current maturities of capital lease obligations	1,287	1,028
Accounts payable	33,743	34,674
Accrued payroll and related expenses	7,383	5,991
Accrued interest	5,375	8,347
Accrued income taxes	4,526	3,832
Accrued closure and post-closure costs, current portion	2,962	1,750
Other accrued liabilities	15,662	16,288

Total current liabilities	75,472	76,351

Long-term debt, less current maturities	302,389	302,037
Capital lease obligations, less current maturities	1,969	1,812
Accrued closure and post-closure costs, less current maturities	22,987	17,727
Deferred income taxes	5,473	8,514
Other long-term liabilities	11,375	11,344

Commitments and contingencies

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2003 and July 31, 2003, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	64,622

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 and 22,797,000 shares as of April 30, 2003 and July 31, 2003, respectively	228	228
Class B Common Stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	542	733
Additional paid-in capital	270,068	269,323
Accumulated deficit	(151,696)	(145,502)
Total stockholders’ equity	119,152	124,792

	$602,641	$607,199

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2002	2003

Revenues	$116,031	$113,888

Operating expenses:
Cost of operations	77,792	74,278
General and administration	14,711	14,473
Depreciation and amortization	12,061	14,770
	104,564	103,521
Operating income	11,467	10,367
Other (income)/expense, net:
Interest income	(79)	(52)
Interest expense	7,155	6,275
Income from equity method investments	(201)	(35)
Minority interest	(152)	—
Other (income)/expense, net	28	(159)
Other expense, net	6,751	6,029

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	4,716	4,338
Provision for income taxes	2,159	867

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,557	3,471
Reclassification adjustment from discontinued operations (net of income taxes of $19)	47	—
Cumulative effect of change in accounting principle (net of income tax (provision) benefit of $189 and ($1,856))	(63,916)	2,723
Net income (loss)	(61,312)	6,194
Preferred stock dividend	759	798
Net income (loss) available to common stockholders	$(62,071)	$5,396

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended July 31,
	2002	2003
Earnings Per Share:
Basic:
Net income before cumulative effect of change in accounting principle	$0.08	$0.11
Reclassification adjustment from discontinued operations, net	—	—
Cumulative effect of change in accounting principle, net	(2.70)	0.11

Net income (loss) per common share	$(2.62)	$0.22

Basic weighted average common shares outstanding	23,684	23,760

Diluted:
Net income before cumulative effect of change in accounting principle	$0.07	$0.11
Reclassification adjustment from discontinued operations, net	—	—
Cumulative effect of change in accounting principle, net	(2.64)	0.11

Net income (loss) per common share	$(2.57)	$0.22

Diluted weighted average common shares outstanding	24,152	24,006

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2002	2003
Cash Flows from Operating Activities:
Net income (loss)	$(61,312)	$6,194

Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	12,061	14,770
Reclassification adjustment from discontinued operations	(47)	—
Cumulative effect of change in accounting principle, net	63,916	(2,723)
Income from equity method investments	(201)	(35)
(Gain) loss on sale of assets	4	(54)
Minority interest	(152)	—
Deferred income taxes	1,308	1,351
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(8,768)	(7,440)
Accounts payable	7,419	2,252
Other assets and liabilities	(4,320)	673
	71,220	8,794
Net Cash Provided by Operating Activities	9,908	14,988

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(6,027)
Additions to property, plant and equipment	(11,336)	(17,738)
Proceeds from sale of equipment	110	59
(Advances to) distributions from unconsolidated entities	500	(693)
Proceeds from assets under contractual obligation	—	304
Net Cash Used In Investing Activities	(10,726)	(24,095)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	21,550	33,400
Principal payments on long-term debt	(24,462)	(34,261)
Proceeds from exercise of stock options	427	53
Net Cash Used In Financing Activities	(2,485)	(808)

Net decrease in cash and cash equivalents	(3,303)	(9,915)
Cash and cash equivalents, beginning of period	4,298	15,652

Cash and cash equivalents, end of period	$995	$5,737

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended July 31,
	2001	2002

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for -
Interest	$6,598	$2,878
Income taxes, net of refunds	$210	$341

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$—	$6,213
Cash paid, net	—	(6,027)

Liabilities assumed and receivables forgiven to seller	$—	$186

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.                                      ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company” or the “Parent”) as of April 30, 2003 and July 31, 2003, the consolidated statements of operations for the three months ended July 31, 2002 and 2003 and the consolidated statements of cash flows for the three months ended July 31, 2002 and 2003 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2003.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 (the “Annual Report”).  The results of the three months ended July 31, 2003 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2004.

2.                                      RECLASSIFICATIONS

In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain historical discontinued accounting treatment for this operation.  Therefore the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for the quarter ended July 31, 2002.  Also in connection with the discontinued accounting treatment recorded in fiscal 2001, estimated future losses from this operation were recorded and classified as losses from discontinued operations.  This amount has been reclassified and offset against actual losses from operations for the quarter ended July, 31, 2002.

3.                                      BUSINESS COMBINATIONS

During the three months ended July 31, 2003, the Company acquired three solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $6,027 in cash to the sellers.  The Company completed no such acquisitions during the three months ended July 31, 2002.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions had been completed as of May 1, 2002.

	Three Months Ended July 31, 2002	Three Months Ended July 31, 2003
Revenues	$117,471	$114,508
Operating income	$11,790	$10,510
Net income (loss) available to common stockholders	$(61,975)	$5,466
Diluted net income (loss) per common share	$(2.57)	$0.23
Diluted weighted average common shares outstanding	24,152	24,006

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2002 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.                                      ADOPTION OF NEW ACCOUNTING STANDARDS

Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 does not change the basic accounting principles that the Company and the waste industry has historically followed for accounting for these types of obligations.  In general, the Company has followed and will continue the practice of life cycle accounting which recognizes a liability on the balance sheet and related expense as airspace is consumed at the landfill to match operating costs with revenues.

The primary modification to the Company’s methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  The Company’s estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future.  Under SFAS No. 143, the Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars.  These costs are then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid.  These estimated costs are then discounted to their present value using a credit adjusted risk-free rate of 9.5%.

Under SFAS No. 143, the Company no longer accrues landfill retirement obligations through a charge to cost of operations, but rather by an increase to landfill assets.  Under SFAS No. 143, the amortizable landfill assets include not only the landfill development costs incurred but also the recorded capping, closure and post-closure liabilities as well as the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the total capacity of the landfill, as airspace is consumed during the life of the landfill with one exception. The exception is for capping for which both the recognition of the liability and the amortization of these costs are based instead on the airspace consumed for the specific capping event.

Upon adoption, SFAS No. 143 required a cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill.  Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired.  To do this, SFAS No. 143 required the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liability for cumulative accretion.

At May 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $2,723 (net of taxes of $1,856).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7,807, and a decrease in our net landfill assets of $3,228.  The following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at May 1, 2003 (in thousands):

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)
Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-Closure liability	$25,949	$(7,807)	$18,142

The following table shows the activity and total balances related to accruals for capping, closure and post-closure from April 30, 2003 to July 31, 2003 (in thousands):

Balance at April 30, 2003	$25,949
Obligations incurred	1,104
Accretion expense	596
Payments	(365)
Cumulative effect of change in accounting principle	(7,807)
Balance at June 30, 2003	$19,477

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary. The Company adopted SFAS 145 effective May 1, 2003.  Under SFAS 145, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  In the third quarter of fiscal year 2003, the Company recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) in connection with the write-off of deferred financing costs related to the Company’s old term loan and old revolver.  This item will be reclassified to continuing operations in the third quarter of fiscal 2004.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 clarifies the requirements of FASB No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  It requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company will record the fair value of future material guarantees, if any.

In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The Company has included the required disclosures in these financial statements (Note 10).

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 (“FIN 46”).  FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary who absorbs a majority of the entities’ expected losses or residual benefits.  FIN 46 consolidation requirements apply immediately to all variable interest entities created after January 31, 2003 and on June 15, 2003 for those entities already established.  The Company has no unconsolidated subsidiaries or affiliates; therefore FIN 46 had no impact on the Company’s consolidated financial statements.

5.                                      LEGAL PROCEEDINGS

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

In July 1996, Clinton County, New York entered into a privatization agreement with Casella for Casella to run the County's solid waste management system (the “System”) as a private enterprise, including operations at both the existing unlined landfill, as well as newly constructed lined landfill areas.  During the period of November 21, 1996 to October 9, 1997, we performed certain closure activities and installed a cut-off wall at the unlined portion of the landfill.  On or about April 1999, the New York State Department of Labor alleged that we should have paid prevailing wages in connection with the labor associated with such activities related to the unlined landfill.  The DOL is attempting to apply the prevailing wage provisions of Labor Law § 220 to Casella's construction activities at the unlined portion of the Clinton County landfill, to include (1) cap construction at the unlined landfill; (2) construction of the “Casella Barrier Wall,” which the New York State Department of Environment Conservation (the “DEC”) required as a precondition to permitting the Phase III expansion of the Lined Landfill; and (3) construction of the “County Barrier Wall,” which the DEC required as a corrective measure to control the historical contamination.  We have disputed the allegations and a hearing on only the liability issue was held on September 16, 2002.  Since the hearing did not address damages, relevant payroll documents have not been fully reviewed by either party.  Accordingly, neither side is in a position to estimate wage amounts that might be payable in the event the hearing officer finds that Casella is liable for the payment of such prevailing wages.  In addition, any such estimate will differ depending on whether any liability ruling applies to some or all of the activities described above; and whether it would apply only to activities of Casella or to all subcontractors as well.  In November 2002, both sides submitted proposed findings of fact and conclusions of law.  The hearing officer is expected to make a recommendation to the Department of Labor commissioner during the summer or fall of 2003 on the liability issue.  We continue to explore settlement possibilities with the State.  We believe that we have meritorious defenses to these claims.  Although a loss as a result of these claims is reasonably possible, we cannot estimate a range of reasonably possible losses at this time.

The Company is a defendant in certain other lawsuits alleging various claims, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

6.                                      ENVIRONMENTAL LIABILITIES

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

7.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle on a basic and diluted basis for the three months ended July 31, 2002 and 2003.

	Three Months Ended July 31,
	2002	2003
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,716	$4,338
Less: Preferred dividends	(759)	(798)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$3,957	$3,540

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,722	22,796
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(26)	(24)
Weighted average number of common shares used in basic EPS	23,684	23,760
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	468	246
Weighted average number of common shares used in diluted EPS	24,152	24,006

For the three months ended July 31, 2002 and 2003, 7,039 and 7,163 common stock equivalents related to options, warrants, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.                                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) for the three months ended July 31, 2002 and 2003 is as follows:

	Three Months Ended July 31,
	2002	2003
Net income (loss)	$(61,312)	$6,194
Other comprehensive income	426	191
Comprehensive income (loss)	$(60,886)	$6,385

The components of other comprehensive income (loss) for the three months ended July 31, 2002 and 2003 are shown as follows:

	Three Months Ended July 31, 2002
	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period, net	$(37)	$—	$(37)
Change in fair value of interest rate swaps and commodity hedges during period, net	779	316	463
	$742	$316	$426

	Three Months Ended July 31, 2003
	Gross	Tax effect	Net of Tax
Change in fair value of interest rate swaps and commodity hedges during period, net	$322	$131	$191
	$322	$131	$191

9.                                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twelve commodity hedge contracts as of July 31, 2003.  These contracts expire between August 2003 and November 2005.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As of July 31, 2003 the fair value of these hedges was an obligation of $363, with the net amount (net of taxes of $147) recorded as an unrealized loss in accumulated other comprehensive income.

The Company is party to two interest swap agreements as of July 31, 2003 for an aggregate notional amount of $53,000 expiring in February, 2004.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of July 31, 2003, the fair value of these swaps was a receivable of $39, with the net amount (net of taxes of $16) recorded as an unrealized gain in other comprehensive income. The estimated net amount of the existing losses as of July 31, 2003 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $15. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

10.                               STOCK BASED COMPENSATION PLANS

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, for which no compensation expense is recorded in the statements of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the underlying common stock on the grant date.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123, requires that entities electing to remain with the accounting in APB Opinion No. 25 disclose pro forma net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net income available to commons stockholders, and pro forma net income available to common stockholders per share would be as follows:

	Three Months Ended July 31,
	2002	2003
Net income (loss) available to common stockholders, as reported	$(62,071)	$5,396
Deduct: Total stock-based compensation expense determined under fair value based method, net	273	131
Net income (loss) available to common stockholders, pro forma	$(62,344)	$5,265

Basic income (loss) per common share:
As reported	$(2.62)	$0.22
Pro forma	$(2.63)	$0.22
Diluted income (loss) per common share:
As reported	$(2.57)	$0.22
Pro forma	$(2.57)	$0.22

In accordance with SFAS 123, the fair value of each option grant has been estimated as the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended July 31, 2002

Risk free interest rate	3.72% - 4.07%
Expected dividend yield	N/A
Expected life	5 Years
Expected volatility	65.00%

The Company granted no stock options during the three months ended July 31, 2003.  The Company has recorded no compensation expense for stock options granted to employees during the three months ended July 31, 2002 or 2003.

11.                               SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials.  In September 2002, the Company transferred the export brokerage operation and in June 2003 the Company transferred its domestic brokerage operation and a commercial recycling business to two groups of employees who had managed those businesses.  Included in Other are ancillary operations, mainly major customer accounts, earnings from equity method investees and in the quarter ended July 31, 2002, residue recycling operations.

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended July 31, 2002

Outside Revenues	$40,014	$24,472	$17,324	$30,477	$3,744
Inter-segment Revenues	10,143	11,979	3,894	7,035	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(459)	5,515	1,072	(240)	(3,331)
Total Assets	$219,689	$109,366	$105,629	$70,438	$58,333

	Eliminations	Total
Three Months Ended July 31, 2002

Outside Revenues	$—	$116,031
Inter-segment Revenues	(33,051)	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	2,557
Total Assets	$—	$563,455

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended July 31, 2003

Outside Revenues	$43,656	$25,970	$20,604	$19,497	$4,161
Inter-segment Revenues	13,232	12,551	3,370	3,195	—
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,369)	5,441	981	400	(1,982)
Total Assets	$244,434	$114,453	$111,404	$67,699	$69,088

	Eliminations	Total
Three Months Ended July 31, 2003

Outside Revenues	$—	$113,888
Inter-segment Revenues	(32,348)	—
Income (loss) from continuing operations before cumulative effect of change in accounting principle	—	3,471
Total Assets	$—	$607,078

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2002	2003
Collection	$51,267	$55,553
Landfill / disposal facilities	15,607	17,827
Transfer	13,142	14,247
Recycling	17,501	22,967
Brokerage	18,417	3,294
Other	97	—

Reported revenues	$116,031	$113,888

12.                               NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  Consideration for the transaction was in the form of two notes receivable amounting up to $5,460.  These notes are payable within five years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

Effective June 30, 2003, the Company entered into a similar transaction transferring its domestic brokerage operations as well as a commercial recycling business to former employees who had been responsible for managing those businesses.  Consideration for the transaction was in the form of two notes receivable amounting up to $6,925.  These notes are payable within twelve years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

The Company has not accounted for either of these transactions as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyer. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and will be reduced as payments are made.

13.                               NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity. The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that adoption will have no effect on the Company’s results of operations and financial position as well as related disclosures.

14.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2003 and July 31, 2003; the condensed consolidating results of operations for the three months ended July 31, 2002 and 2003; and the condensed consolidating statements of cash flows for the three months ended July 31, 2002 and 2003 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,188	$2,686	$778	$—	$15,652
Accounts receivable - trade, net of allowance for doubtful accounts	485	44,155	1,009	—	45,649
Prepaid expenses	613	5,138	155	—	5,906
Inventory	—	1,740	—	—	1,740
Deferred taxes	3,504	—	771	—	4,275
Other current assets	1,237	1,103	10,715	—	13,055
Total current assets	18,027	54,822	13,428	—	86,277

Property, plant and equipment, net of accumulated depreciation and amortization	2,996	294,109	5,223	—	302,328
Intangible assets, net	—	162,696	—	—	162,696
Deferred income taxes	—	—	—	—	—
Investment in subsidiaries	(43,783)	—	—	43,783	—
Investments in unconsolidated entities	7,778	31,341	—	(4,379)	34,740
Assets under contractual obligation	—	3,844	—	—	3,844
Other non-current assets	11,046	1,238	472	—	12,756

	(21,963)	493,228	5,695	39,404	516,364

Intercompany receivable	507,820	(509,887)	(2,312)	4,379	—

	$503,884	$38,163	$16,811	$43,783	$602,641

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,777	$1,257	$—	$4,534
Accounts payable	1,350	32,285	108	—	33,743
Accrued payroll and related expenses	1,368	6,015	—	—	7,383
Accrued interest	5,373	2	—	—	5,375
Accrued closure and post-closure costs, current portion	—	2,286	676	—	2,962
Other current liabilities	7,203	5,617	8,655	—	21,475

Total current liabilities	16,794	47,982	10,696	—	75,472

Long-term debt, less current maturities	298,500	2,318	1,571	—	302,389
Capital lease obligations, less current maturities	141	1,828	—	—	1,969
Accrued closure and post closure costs, less current portion	—	21,977	1,010	—	22,987
Minority interest	—	—	—	—	—
Deferred income taxes	5,473	—	—	—	5,473
Other long-term liabilities	—	10,047	1,328	—	11,375

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	—	—	—	63,824

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 shares	228	101	100	(201)	228
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	542	1,190	—	(1,190)	542
Additional paid-in capital	270,068	47,885	2,825	(50,710)	270,068
Accumulated deficit	(151,696)	(95,165)	(719)	95,884	(151,696)

Total stockholders’ equity	119,152	(45,989)	2,206	43,783	119,152

	$503,884	$38,163	$16,811	$43,783	$602,641

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF July 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,175	$2,157	$405	$—	$5,737
Accounts receivable-trade, net of allowance for doubtful accounts	1,118	48,370	1,401	—	50,889
Other current assets	5,223	7,349	12,491	—	25,063
Total current assets	9,516	57,876	14,297	—	81,689

Property, plant and equipment, net of accumulated depreciation and amortization	2,691	298,095	4,298	—	305,084
Intangible assets, net	—	162,938	—	—	162,938
Investment in subsidiaries	(37,161)	—	—	37,161	—
Assets under contractual obligation	—	5,948	—	—	5,948
Other non-current assets	18,937	36,486	496	(4,379)	51,540

	(15,533)	503,467	4,794	32,782	525,510

Intercompany receivable	519,821	(522,608)	(1,592)	4,379	—

	$513,804	$38,735	$17,499	$37,161	$607,199

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$1,796	$32,654	$103	$—	$34,553
Accrued interest	8,345	2	—	—	8,347
Accrued income taxes	1,997	1,649	186	—	3,832
Accrued closure and post-closure costs, current portion	—	1,001	870	—	1,871
Other current liabilities	5,135	11,928	10,685	—	27,748

Total current liabilities	17,273	47,234	11,844	—	76,351

Long-term debt, less current maturities	298,500	2,274	1,263	—	302,037
Deferred income taxes	8,514	—	—	—	8,514
Other long-term liabilities	103	28,498	2,282	—	30,883

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	64,622	—	—	—	64,622

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 shares	228	101	100	(201)	228
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	733	770	—	(770)	733
Additional paid-in capital	269,323	46,932	2,825	(49,757)	269,323
Accumulated deficit	(145,502)	(87,074)	(815)	87,889	(145,502)

Total stockholders’ equity	124,792	(39,271)	2,110	37,161	124,792

	$513,804	$38,735	$17,499	$37,161	$607,199

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2002

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$115,235	$2,320	$(1,524)	$116,031

Operating expenses:
Cost of operations	918	75,769	2,629	(1,524)	77,792
General and administration	(156)	14,696	171	—	14,711
Depreciation and amortization	428	11,244	389	—	12,061
	1,190	101,709	3,189	(1,524)	104,564
Operating income (loss)	(1,190)	13,526	(869)	—	11,467

Other expense/(income), net:
Interest income	(7,036)	(354)	(48)	7,359	(79)
Interest expense	7,024	7,380	110	(7,359)	7,155
(Income) loss from equity method investments	57,954	(201)	—	(57,954)	(201)
Minority interest	—	—	(152)	—	(152)
Other expense/(income), net:	65	(38)	1	—	28
Other expense, net	58,007	6,787	(89)	(57,954)	6,751

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(59,197)	6,739	(780)	57,954	4,716
Provision for income taxes	2,115	1	43	—	2,159

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(61,312)	6,738	(823)	57,954	2,557
Reclassification adjustment from discontinued operations, net	—	47	—	—	47
Cumulative effect of change in accounting principle, net	—	(63,916)	—	—	(63,916)
Net loss	(61,312)	(57,131)	(823)	57,954	(61,312)
Preferred stock dividend	759	—	—	—	759
Net loss available to common stockholders	$(62,071)	$(57,131)	$(823)	$57,954	$(62,071)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$112,146	$4,222	$(2,480)	$113,888

Operating expenses:
Cost of operations	204	73,740	2,814	(2,480)	74,278
General and administration	(118)	14,394	197	—	14,473
Depreciation and amortization	449	12,830	1,491	—	14,770
	535	100,964	4,502	(2,480)	103,521
Operating income (loss)	(535)	11,182	(280)	—	10,367

Other expense/(income), net:
Interest income	(5,927)	(337)	(26)	6,238	(52)
Interest expense	6,337	6,107	69	(6,238)	6,275
(Income) loss from equity method investments	(7,995)	(35)	—	7,995	(35)
Other expense/(income), net:	(4)	(126)	(29)	—	(159)
Other expense, net	(7,589)	5,609	14	7,995	6,029

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	7,054	5,573	(294)	(7,995)	4,338
Provision for income taxes	860	—	7	—	867

Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	6,194	5,573	(301)	(7,995)	3,471
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net loss	6,194	8,091	(96)	(7,995)	6,194
Preferred stock dividend	798	—	—	—	798
Net loss available to common stockholders	$5,396	$8,091	$(96)	$(7,995)	$5,396

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2002

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(3,490)	$13,388	$10	$—	$9,908
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(38)	(11,288)	(10)	—	(11,336)
Other	—	610	—	—	610
Net Cash Used In Investing Activities	(38)	(10,678)	(10)	—	(10,726)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	21,550	—	—	—	21,550
Principal payments on long-term debt	(23,421)	(871)	(170)	—	(24,462)
Proceeds from exercise of stock options	427	—	—	—	427
Intercompany borrowings	2,735	(2,626)	(109)	—	—
Net Cash Provided by (Used In) Financing Activities	1,291	(3,497)	(279)	—	(2,485)
Net (decrease) increase in cash and cash equivalents	(2,237)	(787)	(279)	—	(3,303)
Cash and cash equivalents, beginning of period	4,362	(2,377)	2,313	—	4,298
Cash and cash equivalents, end of period	$2,125	$(3,164)	$2,034	$—	$995

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$2,010	$11,515	$1,043	$420	$14,988
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(6,027)	—	—	(6,027)
Additions to property, plant and equipment	(144)	(17,028)	(566)	—	(17,738)
Other	(693)	363	—	—	(330)
Net Cash Used In Investing Activities	(837)	(22,692)	(566)	—	(24,095)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	33,400	—	—	—	33,400
Principal payments on long-term debt	(33,689)	(262)	(310)	—	(34,261)
Proceeds from exercise of stock options	53	—	—	—	53
Intercompany borrowings	(9,950)	10,910	(540)	(420)	—
Net Cash Provided by (Used In) Financing Activities	(10,186)	10,648	(850)	(420)	(808)
Net (decrease) increase in cash and cash equivalents	(9,013)	(529)	(373)	—	(9,915)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$3,175	$2,157	$405	$—	$5,737

15.                               SUBSEQUENT EVENTS

On August 26, 2003, the Company amended the terms of its Senior Secured Term “B” Loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium for the first two years following the date of the amendment.

On August 28, 2003, the Company announced that the McKean County, Pennsylvania Solid Waste Authority voted unanimously to negotiate a twenty-year service agreement with the Company to operate and develop the county’s Subtitle D landfill.  The McKean County landfill is permitted to accept 1,000 tons of municipal solid waste per day and currently accepts 200 tons per day.

On September 5, 2003, the Company announced that the Solid Waste Committee of the Ontario County, New York Board of Supervisors voted to recommend that the county Board of Supervisors select the Company to be the county's twenty-five year partner to operate and develop the county's Subtitle D landfill. The Ontario County landfill is currently permitted to accept 2,000 tons of municipal solid waste per day.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of August 29, 2003, the Company owned and/or operated five Subtitle D landfills, two landfill permitted to accept construction and demolition materials, 37 solid waste collection operations, 33 transfer stations, 36 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  In June 2003 the Company entered into a service agreement with the Town of Templeton, Massachusetts to construct and operate the town's sanitary landfill.  The landfill is expected to be permitted within a year to accept 500 tons a day of municipal solid waste and operations will likely commence in the middle of calendar 2004.

The Company’s revenues decreased from $116.0 million for the three months ended July 31, 2002 to $113.9 million for the three months ended July 31, 2003.  From May 1, 2002 through April 30, 2003, the Company acquired eight solid waste collection, transfer, disposal and recycling operations all of which were accounted for under the purchase method of accounting for business combinations.  Between May 1, 2003 and July 31, 2003 the Company acquired three such businesses.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of the Company’s brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  For the three months ended July 31, 2003 and 2002, the brokerage and recycling businesses accounted for $3.3 million and $18.3 million, respectively, of the Company's revenues.

Forward Looking Statements

This Form 10-Q and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company’s officers or its agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, with respect to, among other things, the Company’s future revenues, operating income, or earnings per share.  Without limiting the foregoing, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements, and the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.  There are a number of important factors of which the Company is aware that may cause the Company’s actual results to vary materially from those forecasted or projected in any such forward-looking statement, certain of which are beyond the Company’s control.  These factors include, without limitation, those outlined below in the section entitled “Certain Factors That May Affect Future Results”.  The Company’s failure to successfully address any of these factors could have a material adverse effect on the Company’s results of operations.

General

Revenues

The Company’s revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the

Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues include revenues from commercial brokerage and recycling operations through June 30, 2003, when those operations were sold.

Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, since that date has recognized half of the joint venture’s net income/(loss) on the equity method in its results of operations.  Also in the “Other” segment, the Company has ancillary revenues including major customer accounts, earnings from equity method investors and in the quarter ended July 31, 2002, revenues from residue recycling.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  For the three months ended July 31, 2003 the percentages of revenues shown below reflect revenues from the commercial brokerage and recycling operations through June 30, 2003 and no revenues from the export brokerage business, sold in September 2002.  The reduction in these revenues caused the percentages of the remaining operations to increase.  Collection revenues increased as a percentage of total revenues for the quarter ended July 31, 2003 compared to the prior year comparable period due to the effects of volume and price increases.  The increase in landfill/disposal facilities revenue in the quarter ended July 31, 2003 is mainly due to increased volumes and the acquisition of Hardwick landfill.  Transfer revenues in the quarter ended July 31, 2003 increased as a percentage of revenue due to an increase in transfer volumes.  The increase in recycling revenues as a percentage of total revenues in the quarter ended July 31, 2003 is mainly due to increased volumes offset partially by lower commodity prices.  The decrease in brokerage revenues as percentage of total revenues in the quarter ended July 31, 2003 compared to the prior year comparable period is due to lower commodity prices and volumes as well as the transfer of the export business to the employees of that unit in September 2002.  The domestic brokerage operations, constituting the remainder of the Company’s brokerage revenues were transferred effective June 30, 2003 to the employees of that unit.  The decrease in the Company’s other revenues as a percentage of revenues is attributable to the divestitures made during the period.

	Three Months Ended July 31,
	2002	2003
Collection	44.2%	48.8%
Landfill/disposal facilities	13.5	15.7
Transfer	11.3	12.5
Recycling	15.1	20.2
Brokerage	15.8	2.8
Other	0.1	0.0
Total revenues	100.0%	100.0%

Operating Expenses

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker’s compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties.  Cost of operations also includes closure and post-closure amortization and accretion expense, leachate treatment and disposal costs.

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, except for accretion expense, the Company no longer accrues landfill retirement obligations through a charge to cost of operations, but rather as an increase to landfill assets which are amortized using a straight-line rate per ton as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  The Company depreciates all fixed and intangible assets to a zero net book value, and does not apply a salvage value to any fixed assets.

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

	Three Months Ended July 31,
	2002	2003
Revenues	100.0%	100.0%
Cost of operations	67.0	65.2
General and administration	12.7	12.7
Depreciation and amortization	10.4	13.0
Operating income	9.9	9.1
Interest expense, net	6.1	5.5
Income from equity method investments,	(0.2)	(0.1)
Other expense/(income), net	(0.1)	(0.1)
Provision for income taxes	1.9	0.8
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2.2%	3.0%

Revenues. Revenues decreased $2.1 million, or (1.8)% to $113.9 million in the quarter ended July 31, 2003 from $116.0 million in the quarter ended July 31, 2002.  The revenue decrease in the quarter is mainly attributable to a decrease in revenues from businesses divested amounting to $13.6 million, partially offset by an increase in core solid waste revenues of $6.0 million, primarily due to volume and price increases.  Higher recycling volumes, offset partially by lower commodity prices, resulted in a net increase in revenues of $1.4 million.  Revenues from the rollover effect of acquired businesses accounted for $4.1 million in the quarter.

Cost of operations. Cost of operations decreased $3.5 million or (4.5)% to $74.3 million in the quarter ended July 31, 2003 from $77.8 million in the quarter ended July 31, 2002.  Cost of operations as a percentage of revenues decreased to 65.2% in the quarter ended July 31, 2003 from 67.0% in the prior year.  This decrease mainly arose from lower commodity purchases resulting from the divestiture of the export and domestic brokerage businesses.

General and administration. General and administration expenses decreased $0.2 million, or (1.4)% to $14.5 million in the quarter ended July 31, 2003 from $14.7 million in the quarter ended July 31, 2002, and remained constant as a percentage of revenues at 12.7% in the quarters ended July 31, 2003 and July 31, 2002.

Depreciation and amortization.  Depreciation and amortization expense increased $2.7 million, or 22.3%, to $14.8 million in the quarter ended July 31, 2003 from $12.1 million in the quarter ended July 31, 2002.  While depreciation expense remained relatively constant between periods, the increase was primarily attributable to the increase in landfill amortization as a result of adopting SFAS 143. Depreciation and amortization expense as a percentage of revenue increased to 13.0% in the quarter ended July 31, 2003 from 10.4% in the quarter ended July 31, 2002 which resulted from the increase in landfill amortization expense and lower levels of revenue.

Interest expense, net. Net interest expense decreased $0.9 million, or (12.7)% to $6.2 million in the quarter ended July 31, 2003 from $7.1 million in the quarter ended July 31, 2002. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year. Interest expense, as a percentage of revenues decreased to 5.5% in the quarter ended July 31, 2003 from 6.1% in the quarter ended July 31, 2002.

Income from equity method investments. Income in the quarters ended July 31, 2003 and 2002 was from income recorded at U.S. GreenFiber LLC (“GreenFiber”), the Company’s 50% owned joint venture. The decline in the quarter is due to higher raw material and marketing costs.

Minority interest. For the quarter ended July 31, 2002, this amount represented the minority owners’ interest in the Company’s majority owned subsidiary American Ash Recycling of Tennessee, Ltd (“AART”) which ceased operations in the third quarter of fiscal 2003.

Other( income)/expenses. Other income increased to $0.2 million in the quarter ended July 31, 2003 mainly due to a gain on sale of equipment.

Provision for income taxes. Provision for income taxes decreased $1.3 million to $0.9 million for the quarter ended July 31, 2003 from $2.2 million for the quarter ended July 31, 2002.  The effective tax rate decreased to 20.0% in the quarter ended July 31, 2003 from 45.8% in the quarter ended July 31, 2002 primarily due to a decrease in the valuation allowance for loss carryforwards.

Reclassification adjustment from discontinued operations, net. In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain historical discontinued accounting treatment for this operation.  Therefore the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for the quarter ended July 31, 2002.  Also in connection with the discontinued accounting treatment recorded in fiscal 2001, estimated future losses from this operation were recorded and classified as losses from discontinued operations.  This amount has been reclassified and offset against actual losses from operations for the quarter ended July, 31, 2002.

Cumulative effect of change in accounting principle, net. Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  The primary modification to the Company’s methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  Upon adoption of SFAS No. 143 the Company recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million) in order to reflect the cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill.

Effective May 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  Goodwill was determined to be impaired and the amount of $63.9 million (net of tax benefit of $0.2 million) was charged to earnings in the quarter ended July 31, 2002 as a cumulative effect of change in accounting principle.  The goodwill impairment charge was related to our waste-to-energy operation, Maine Energy, and the Brokerage business of the FCR Recycling segment, both of which were acquired as part of our acquisition of KTI. At the time of acquisition, we recorded the fair value of these businesses using an independent third party valuation.  The underlying assumptions used to establish the value of these businesses, including earnings projections, commodity pricing assumptions and industry valuation multiples for recycling products, were not realized.  Accordingly, goodwill impairment charges were recorded as the net book value of these businesses exceeded their fair value.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $0.4 million at July 31, 2003 compared to a net working capital deficit of $4.8 million at April 30, 2003.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the increase were higher trade receivable balances and lower current closure/post-closure costs and accruals.

The Company has a $325.0 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $175.0 million Senior Secured Revolving Credit Facility (‘‘Revolver’’) and a Senior Secured Term ‘‘B’’ Loan, which had an outstanding balance of $150.0 million at July 31, 2003 (‘‘Term Loan’’). The Company has the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50 million at the Company's discretion, provided that the Company is not in default at the time of the increase, subject to the receipt of commitments from lenders for such additional amount.  On August 26, 2003, the Company amended the terms of its Senior Secured Term “B” Loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium for the first two years following the date of the amendment.

The new term loan and revolving credit facility agreement contains covenants that may limit the Company's activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of July 31, 2003, the Company considered the profitability covenant, which requires the Company's cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of July 31, 2003, the Company was in compliance with this covenant as the Company reported consolidated adjusted net income of $4.2 million for the six months ended July 31, 2003. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with such definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.

As of July 31, 2003, the Company had available borrowing capacity under its new $175.0 million revolving credit facility of up to $141.7 million, subject to the Company's ability to meet certain borrowing conditions.  The available amount is net of outstanding irrevocable letters of credit.  The Company intends to use the additional availability under its new senior secured credit facilities to support the Company's acquisition program.  This credit facility is secured by all of the Company's assets, including its interest in the equity securities of its subsidiaries.  The Revolver matures in January 2008 and the Term Loan matures in January 2010.

The Company has outstanding $150.0 million of 9.75% senior subordinated notes (the ‘‘notes’’). The notes mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock subject to the Company meeting a minimum consolidated fixed charge ratio. The notes are guaranteed jointly and severally, fully and unconditionally by the Company's significant wholly-owned subsidiaries.  Pursuant to the terms of the agreements under which the notes were issued, the Company, on August 18, 2003 commenced an exchange offer pursuant to which holders of the notes have the right to exchange the notes for substantially similar registered notes.  The exchange offer is scheduled to be completed on September 26, 2003.

Net cash provided by operating activities amounted to $15.0 million for the three months ended July 31, 2003 compared to $9.9 million for the same period of the prior fiscal year.  The increase was due to changes in the Company's working capital and an increase in depreciation and amortization.

Net cash used in investing activities was $24.1 million for the three months ended July 31, 2003 compared to $10.7 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to an increase in capital expenditures and acquisitions.

Net cash used in financing activities was $0.8 million for the three months ended July 31, 2003 compared to $2.5 million used by financing activities in the same period of the prior fiscal year.  The decreased in cash used in investing activities is primarily due to lower net borrowings in the quarter ended July, 31, 2003 compared to the prior year comparable period.

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

As a result of the acquisition of KTI, the Company’s indebtedness increased substantially.  In addition, the Company’s indebtedness has increased further as a result of the Company’s new credit facility and the completion of the offering of the senior subordinated notes.  The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions.  In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

The Company may not be successful in making acquisitions of solid waste assets, including developing additional disposal capacity, or in integrating acquired businesses or assets, which could limit the Company’s future growth.

The Company’s strategy envisions that a substantial part of the Company’s future growth will come from making acquisitions of traditional solid waste assets or operations and acquiring or developing additional disposal capacity. These acquisitions may include ‘‘tuck-in’’ acquisitions within the Company’s existing markets, assets that are adjacent to or outside the Company’s existing markets, or larger, more strategic acquisitions. In addition, from time to time the Company may acquire businesses that are complementary to the Company’s core business strategy. The Company may not be able to identify suitable acquisition candidates. If the Company identifies suitable acquisition candidates, the Company may be unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company. Furthermore, the Company may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

The Company’s ability to achieve the benefits the Company anticipates from acquisitions, including cost savings and operating efficiencies, depends in part on the Company’s ability to successfully integrate the operations of such acquired businesses with the Company’s operations. The integration of acquired businesses and other assets may require significant management time and company resources that would otherwise be available for the ongoing management of the Company’s existing operations.

In addition, the process of acquiring or developing additional disposal capacity is lengthy, expensive and uncertain. For example, the Company is currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by the Company’s wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at the Company’s existing landfills is limited by the remaining available volume at the Company’s landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills.  The Company typically reaches or approximates the Company’s daily and annual maximum permitted disposal capacity at all of the Company’s landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s waste stream will be limited and the Company may be required to increase the Company’s utilization of disposal facilities owned by third parties, which could reduce the Company’s revenues and/or the Company’s operating margins.

The Company’s ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of the Company’s stock price.

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under the Company’s new senior secured credit facilities, the issuance of shares of the Company’s Class A common stock and/or seller financing. The Company may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet the Company’s capital requirements for such acquisitions.

The Company also believes that a significant factor in the Company’s ability to close acquisitions will be the attractiveness to the Company and to persons selling businesses to the Company of the Company’s Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company’s Class A common stock compared to the equity securities of the Company’s competitors. The trading price of the Company’s Class A common stock on the Nasdaq National Market has limited the Company’s willingness to use the Company’s equity as consideration and the willingness of sellers to accept the Company’s shares and as a result has limited, and could continue to limit, the size and scope of the Company’s acquisition program.

Environmental regulations and litigation could subject the Company to fines, penalties, judgments and limitations on the Company’s ability to expand.

The Company is subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation.  The Company’s waste-to-energy facility is subject to regulations limiting discharges of pollution into the air and water, and the Company’s solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. For example, the Company’s waste-to-energy facility in Biddeford, Maine is affected by zoning restrictions and air emissions limitations in its efforts to implement a new odor control system.  If the Company is not able to comply with the requirements that apply to a particular facility or if the Company operates without necessary approvals, the Company could be subject to civil, and possibly criminal, fines and penalties, and the Company may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. The Company may not have sufficient insurance coverage for the Company’s environmental liabilities. Those costs or actions could be significant to the Company and impact the Company’s results of operations, as well as the Company’s available capital.

Environmental and land use laws also impact the Company’s ability to expand and, in the case of the Company’s solid waste operations, may dictate those geographic areas from which the Company must, or, from which the Company may not, accept waste. Those laws and regulations may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If the Company is not able to expand or otherwise operate one or more of the Company’s facilities because of limits imposed under environmental laws, the Company may be required to increase the Company’s utilization of disposal facilities owned by third parties, which could reduce the Company’s revenues and/or operating margins.

The Company has historically grown and intends to continue to grow through acquisitions, and the Company has tried and will continue to try to evaluate and address environmental risks and liabilities presented by newly acquired businesses as the Company has identified them. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than the Company anticipates. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than the Company would expect, or that the Company will fail to identify or fully appreciate an existing liability before the Company becomes legally responsible to address it. Some of the legal sanctions to which the Company could become subject could cause the Company to lose a needed permit, or prevent the Company from or delay the Company in obtaining or renewing permits to operate the Company’s facilities or harm the Company’s reputation.

The Company’s operating program depends on the Company’s ability to operate and expand the landfills the Company owns and leases and to develop new landfill sites. Localities where the Company operates generally seek to regulate some or all landfill operations, including siting and expansion of operations. The laws adopted by municipalities in which the Company’s landfills are located may limit or prohibit the expansion of the landfill as well as the amount of waste that the Company can accept at the landfill on a daily or annual basis and any effort to acquire or expand landfills typically involves a significant amount of time and expense. For example, expansion at the Company’s North County Environmental Services, Inc. landfill will require the New Hampshire Supreme Court to overturn a lower court ruling which interpreted a local ordinance to prohibit expansion of the landfill with respect to 1.3 million tons of capacity, and expansion of the Company’s Hyland landfill is subject to the passage of a town-wide referendum. The Company may not be successful in obtaining new landfill sites or expanding the permitted capacity of any of the Company’s current landfills once their remaining disposal capacity has been consumed. If the Company is unable to develop additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s waste stream will be limited and the Company will be required to utilize the disposal facilities of the Company’s competitors.

In addition to the costs of complying with environmental laws and regulations, the Company incurs costs defending against environmental litigation brought by governmental agencies and private parties. The Company is, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. For example, the Company is one of over twenty defendants named in a toxic tort lawsuit filed on July 2, 2001 by residents surrounding three sites in Cheektowaga, New York alleging, among other things, that the Company has liability as a result of the Company’s airspace agreement at the Schultz construction and demolition debris landfill. In addition, the Company is also a defendant in a lawsuit filed on January 10, 2002 by the City of Biddeford, Maine alleging, among other things, that the Company’s subsidiary, Maine Energy, processed amounts of waste above contractual limits without notice to the city. A significant judgment against the Company could harm the Company’s business, the Company’s prospects and the Company’s reputation.  See “Legal Proceedings.’’

The Company’s operations would be adversely affected if the Company does not have access to sufficient capital.

The Company’s ability to remain competitive and sustain the Company’s operations depends in part on cash flow from operations and the Company’s access to capital. The Company intends to fund the Company’s cash needs primarily through cash from operations and borrowings under the Company’s new senior secured credit facilities. However, the Company may require additional equity and/or debt financing for debt repayment obligations and to fund the Company’s growth and operations. In addition, if the Company undertakes more acquisitions or further expands the Company’s operations, the Company’s capital requirements may increase. The Company may not have access to the amount of capital that the Company requires from time to time, on favorable terms or at all.

The Company’s results of operations could continue to be affected by changing prices or market requirements for recyclable materials.

The Company’s results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. The Company’s recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond the Company’s control.  Although the Company seeks to limit the Company’s exposure to fluctuating commodity prices through the use of hedging agreements and long-term supply contracts with customers, these changes have in the past contributed, and may continue to contribute, to significant variability in the Company’s period-to-period results of operations.

The Company’s business is geographically concentrated and is therefore subject to regional economic downturns.

The Company’s operations and customers are principally located in the eastern United States. Therefore, the Company’s business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions.  In addition, as the Company expands in the Company’s existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of the Company’s business will increase.

Maine Energy may be required to make a payment in connection with the payoff of certain obligations and limited partner loans earlier than the Company had anticipated and which may exceed the amount of the liability the Company recorded in connection with the KTI acquisition.

Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, 13 other municipalities and the Company’s subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds that financed Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy. In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to 18% of such amount.  The Company’s estimate of the fair market value of Maine Energy may not prove to be accurate, and in the event the Company has underestimated the value of Maine Energy, the Company could be required to recognize unanticipated charges, in which case the Company’s operating results could be harmed.

In connection with these waste handling agreements, the cities of Biddeford and Saco and the additional 13 municipalities that were parties to the agreements have filed lawsuits in the State of Maine seeking the residual cancellation payments and alleging, among other things, the Company’s breach of the waste handling agreement for the Company’s failure to pay the residual cancellation payments in connection with the KTI merger, failure to pay off limited partner loans in accordance with the terms of the agreement and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all relevant transactions since May 3, 1996. If the plaintiffs are successful in their claims against the Company and damages are awarded the Company’s operating income in the period in which such a claim is paid would be impacted.   See “Legal Proceedings.’’

The Company may not be able to effectively compete in the highly competitive solid waste services industry.

The solid waste services industry is highly competitive, has undergone a period of rapid consolidation and requires substantial labor and capital resources. Some of the markets in which the Company competes or will likely compete are served by one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of the Company’s competitors have significantly greater financial and other resources than the Company. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may either require the Company to reduce the pricing of the Company’s services or result in the Company’s loss of business.

As is generally the case in the industry, some municipal contracts are subject to periodic competitive bidding. The Company may not be the successful bidder to obtain or retain these contracts. If the Company is unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period the Company’s revenues would decrease and the Company’s operating results would be harmed.

In the Company’s solid waste disposal markets the Company also competes with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because user fees or similar charges, tax revenues and tax-exempt financing may be more available to them than to the Company.

The Company’s GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, principally national manufacturers of fiberglass insulation, which have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to the Company’s detriment.

The Company’s results of operations and financial condition may be negatively affected if the Company inadequately accrues for closure and post-closure costs.

The Company has material financial obligations relating to closure and post-closure costs of the Company’s existing landfills and will have material financial obligations with respect to any disposal facilities which the Company may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes reserves for the estimated costs associated with such closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, the Company owns four unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to closure and post-closure costs of the Company’s owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company’s financial obligations for closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect the Company’s operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. During fiscal 2003, the Company used approximately 6.5 million gallons of diesel fuel in the Company’s solid waste operations. Although many of the Company’s customer contracts permit the Company to pass on some or all fuel increases to the Company’s customers, the Company may choose not to do so for competitive reasons.

The Company could be precluded from entering into contracts or obtaining permits if the Company is unable to obtain third party financial assurance to secure the Company’s contractual obligations.

Municipal solid waste collection and recycling contracts, obligations associated with landfill closure and the operation and closure of waste-to-energy facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure the Company’s contractual performance. If the Company is unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, the Company could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair the Company’s ability to secure future contracts conditioned upon the contractor having adequate insurance coverage

The Company may be required to write-off capitalized charges or intangible assets in the future, which could harm the Company’s earnings.

Any write-off of capitalized costs or intangible assets reduces the Company’s earnings and, consequently, could affect the market price of the Company’s Class A common stock. In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to the Company’s acquisitions, pending acquisitions, landfills and development projects. From time to time in future periods, the Company may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that the Company estimate will be recoverable, through sale or otherwise, relating to (1) any operation that is permanently shut down or has not generated or is not expected to generate sufficient cash flow, (2) any pending acquisition that is not consummated, (3) any landfill or development project that is not expected to be successfully completed, and (4) any goodwill or other intangible assets that are determined to be impaired. The Company has incurred such charges in the past.

The Company’s revenues and the Company’s operating income experience seasonal fluctuations.

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

Efforts by labor unions to organize the Company’s employees could divert management attention and increase the Company’s operating expenses.

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of July 1, 2003, approximately 5.1% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At August 29, 2003, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on August 29, 2003, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 30.5% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $53.0 million of long term debt has been fixed through two interest rate swaps.  The Company has interest rate risk relating to approximately $97.0 million of long-term debt at July 31, 2003.  The interest rate on the variable rate portion of long-term debt was approximately 4.375% at July 31, 2003.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company’s commodity exposure, the Company has entered into twelve commodity hedging agreements that have been authorized pursuant to the Company’s policies and procedures.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  If commodity prices were to change by 10%, the impact on the Company’s operating margin is estimated at $1.0 million for the quarter reported.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)             Changes in internal controls.  During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the applicable rules of the Securities and Exchange Commission, information as to material legal proceedings is presented in the Company's Annual Report on Form 10-K, and information as to such legal proceedings is only included in this Quarterly Report on Form 10-Q and in any other Quarterly Report on Form 10-Q to the extent there have been developments with respect to such proceedings.

The Company’s wholly owned subsidiary, North Country Environmental Services, Inc. (“NCES”), is a party to an appeal against the Town of Bethlehem, New Hampshire (“Town”) before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES’s landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court issued its ruling, upholding the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court, which agreed to hear the case, except for the Company’s appeal of the Superior Court’s ruling denying attorneys fees. The Supreme Court scheduled briefing deadlines through October 2003, at which time oral argument will be scheduled. If upheld on appeal, the Superior Court’s rulings would have the effect of preventing the development of Stage IV and limiting the further development of Stage III to the extent of the height restriction. If the Company does not prevail, the Company may be unable to continue, or to expand, current operations in accordance with the Company’s plans.

On or about December 11, 2001, the Company was served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager. The bill in equity seeks an accounting related to non-compete tip fee payments from the Company to Ms. Hager pursuant to a 1993 release and settlement agreement. The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, the Company filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process. On March 18, 2002, the court granted the Company’s motion to stay. On August 5, 2002, the court extended the stay pending the arbitration process. On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice. On January 15, 2003, Ms. Hager filed a written request for arbitration with the American Arbitration Association. The arbitration hearing is in process and will continue through mid-September. On June 5, 2003, Mrs. Hager submitted a disclosure letter to the arbitration panel alleging that she is owed between $480,000 and $560,000. On July 7, 2003, Ms. Hager revised her claim to allege that she is owed between $637,000 and $1,000,000. The Company believes it has meritorious defenses to these claims and that no loss as a result of these claims is probable or reasonably possible.

The Company offers no prediction of the outcome of any of the proceedings described above. The Company is vigorously defending each of these lawsuits. However, the Company may not prevail and any judgments against the Company, if sustained on appeal, may result in the incurrence of significant costs or the restriction of the Company’s operations.

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

(b)                                 Reports on Form 8-K:

The Company filed a report on Form 8-K on July 24, 2003 reporting under item 12 thereof its results for the fiscal year ended
April 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: September 12, 2003	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 24, 2003, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Fleet National Bank, individually and as administrative agent, and Bank of America, N.A., individually and as syndication agent, with Fleet Securities, Inc. and Banc of American Securities LLC acting as Co-Arrangers.

10.2	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement.
31.1	Section 302 Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer.
31.2	Section 302 Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer .
32.2	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer.