Form 10-Q
period 2003-10-31
CASELLA WASTE SYSTEMS INC
filed 2003-12-05
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 28, 2003:

Class A Common Stock	23,032,539
Class B Common Stock	988,200

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30, 2003	October 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,652	$3,594
Restricted cash	10,839	12,503
Accounts receivable - trade, net of allowance for doubtful accounts of $895 and $1,096	45,649	49,450
Notes receivable - officers/employees	1,105	1,105
Prepaid expenses	5,906	6,644
Inventory	1,740	1,739
Deferred income taxes	4,275	4,177
Other current assets	1,111	850

Total current assets	86,277	80,062

Property, plant and equipment, net of accumulated depreciation and amortization of $201,681 and $238,750	302,328	302,498
Goodwill, net	159,682	162,972
Other intangible assets, net	3,014	2,891
Investments in unconsolidated entities	34,740	37,386
Net assets under contractual obligation	3,844	5,898
Other non-current assets	12,756	15,475

	516,364	527,120

	$602,641	$607,182

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

	April 30, 2003	October 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$4,534	$4,415
Current maturities of capital lease obligations	1,287	828
Accounts payable	33,743	30,229
Accrued payroll and related expenses	7,383	6,114
Accrued interest	5,375	5,006
Accrued income taxes	4,526	4,121
Accrued closure and post-closure costs, current portion	2,962	1,000
Other accrued liabilities	15,662	17,135

Total current liabilities	75,472	68,848

Long-term debt, less current maturities	302,389	301,667
Capital lease obligations, less current maturities	1,969	1,650
Accrued closure and post-closure costs, less current maturities	22,987	18,786
Deferred income taxes	5,473	7,526
Other long-term liabilities	11,375	10,859

Commitments and contingencies

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2003 and October 31, 2003, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	65,430

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 and 23,032,000 shares as of April 30, 2003 and October 31, 2003, respectively	228	230

Class B Common Stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	542	1,007
Additional paid-in capital	270,068	270,977
Accumulated deficit	(151,696)	(139,808)

Total stockholders’ equity	119,152	132,416

	$602,641	$607,182

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003

Revenues	$114,570	$111,974	$230,601	$225,863

Operating expenses:
Cost of operations	74,171	71,931	151,963	146,209
General and administration	14,464	14,881	29,175	29,354
Depreciation and amortization	12,227	14,971	24,287	29,742
	100,862	101,783	205,425	205,305
Operating income	13,708	10,191	25,176	20,558

Other expense/(income), net:
Interest income	(82)	(87)	(161)	(139)
Interest expense	6,933	6,057	14,087	12,332
Income from equity method investments	(1,549)	(863)	(1,751)	(898)
Minority interest	—	—	(152)	—
Other (income)/expense	221	(221)	253	(380)

Other expense, net	5,523	4,886	12,276	10,915

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	8,185	5,305	12,900	9,643
Provision (benefit) for income taxes	3,470	(389)	5,628	478

Income before discontinued operations and cumulative effect of change in accounting principle	4,715	5,694	7,272	9,165
Reclassification adjustment from discontinued operations (net of income tax benefit of $34 and $16)	(85)	—	(39)	—
Cumulative effect of change in accounting principle (net of income tax (provision) benefit of $189 and ($1,856))	—	—	(63,916)	2,723
Net income (loss)	4,630	5,694	(56,683)	11,888
Preferred stock dividend	769	808	1,528	1,606

Net income (loss) available to common stockholders	$3,861	$4,886	$(58,211)	$10,282

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.17	$0.20	$0.24	$0.32
Cumulative effect of change in accounting principle, net	—	—	(2.70)	0.11

Net income (loss) per common share	$0.17	$0.20	$(2.46)	$0.43

Basic weighted average common shares outstanding	23,710	23,933	23,697	23,848

Diluted:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.16	$0.20	$0.24	$0.31
Cumulative effect of change in accounting principle, net	—	—	(2.67)	0.11

Net income (loss) per common share	$0.16	$0.20	$(2.43)	$0.42

Diluted weighted average common shares outstanding	23,939	29,159	23,947	24,252

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2002	2003
Cash Flows from Operating Activities:
Net income (loss)	$(56,683)	$11,888

Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	24,287	29,742
Reclassification adjustment from discontinued operations, net	39	—
Cumulative effect of change in accounting principle, net	63,916	(2,723)
Income from equity method investments	(1,751)	(898)
(Gain) loss on sale of assets	220	(189)
Minority interest	(152)	—
Deferred income taxes	4,364	296
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(10,122)	(6,001)
Accounts payable	11,036	(2,193)
Other assets and liabilities	(3,269)	(6,902)
	88,568	11,132
Net Cash Provided by Operating Activities	31,885	23,020

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,486)	(6,098)
Additions to property, plant and equipment	(20,659)	(28,683)
Proceeds from sale of equipment	340	279
(Advances to) distributions from unconsolidated entities	500	(1,348)
Proceeds from assets under contractual obligation	—	354
Net Cash Used In Investing Activities	(21,305)	(35,496)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	54,550	60,950
Principal payments on long-term debt	(59,579)	(62,569)
Proceeds from exercise of stock options	427	2,037
Net Cash Provided by (Used In) Financing Activities	(4,602)	418

Net (decrease) increase in cash and cash equivalents	5,978	(12,058)
Cash and cash equivalents, beginning of period	4,298	15,652

Cash and cash equivalents, end of period	$10,276	$3,594

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2002	2003

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$11,237	$11,834
Income taxes, net of refunds	$471	$568

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$1,589	$6,284
Cash paid, net	(1,486)	(6,098)

Liabilities assumed, notes payable and notes receivable forgiven to seller	$103	$186

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.                                      ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company” or the “Parent”) as of April 30, 2003 and October 31, 2003, the consolidated statements of operations for the three and six months ended October 31, 2002 and 2003 and the consolidated statements of cash flows for the six months ended October 31, 2002 and 2003 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2003.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 (the “Annual Report”).  The results of the three and six months ended October 31, 2003 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2004.

2.                                      RECLASSIFICATIONS

In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain historical discontinued accounting treatment for this operation.  Therefore the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for the three and six months ended October 31, 2002.  Also in connection with the discontinued accounting treatment recorded in fiscal 2001, estimated future losses from this operation had been recorded and classified as losses from discontinued operations.  This amount has been reclassified and offset against actual losses from operations for the three and six months ended October 31, 2002.

In the fourth quarter of fiscal 2003, the Company revised results for the first quarter of fiscal 2003 to include additional goodwill impairment in the amount of $1,091, net of taxes, relating to the Company's waste-to-energy operations, Maine Energy.  The Company previously reported goodwill impairment upon the adoption of SFAS No. 142 in the amount of $62,825, net of taxes.

3.                                      BUSINESS COMBINATIONS

During the six months ended October 31, 2003, the Company acquired four solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $6,098 in cash to the sellers.  The Company completed three such acquisitions during the six months ended October 31, 2002.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions had been completed as of May 1, 2002.

	Six Months Ended October 31, 2002	Six Months Ended October 31, 2003
Revenues	$233,530	$226,174
Operating income	$25,826	$20,633
Net income (loss) available to common stockholders	$(58,010)	$10,335
Diluted net income (loss) per common share	$(2.42)	$0.43
Diluted weighted average common shares outstanding	23,947	24,252

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

4.                                      ADOPTION OF NEW ACCOUNTING STANDARDS

Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 does not change the basic accounting principles that the Company and the waste industry have historically followed for accounting for these types of obligations.  In general, the Company has followed and will continue the practice of life cycle accounting which recognizes a liability on the balance sheet and related expense as airspace is consumed at the landfill to match operating costs with revenues.

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

The following table shows the activity and total balances related to accruals for capping, closure and post-closure from April 30, 2003 to October 31, 2003 (in thousands):

Balance at April 30, 2003	$25,949
Obligations incurred	2,417
Accretion expense	1,170
Payments	(1,897)
Cumulative effect of change in accounting principle	(7,854)
Balance at October 31, 2003	$19,786

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary. The Company adopted SFAS No. 145 effective May 1, 2003.  Under SFAS No. 145, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  In the third quarter of fiscal year 2003, the Company recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) in connection with the write-off of deferred financing costs related to the Company’s old term loan and old revolver.  This item will be reclassified to continuing operations in the third quarter of fiscal 2004.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 (“FIN 46”).  FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary who absorbs a majority of the entities’ expected losses or residual benefits.  FIN 46 consolidation requirements apply immediately to all variable interest entities created after January 31, 2003 and on June 15, 2003 for those entities already established.  In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE) which delays the effective date of FIN 46 to December 15, 2003 for certain VIEs.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity. The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 effective August 1, 2003.  In November 2003, the FASB issued an FSP delaying the effective date for certain instruments and entities.  SFAS No. 150 had no impact on the Company’s consolidated financial statements.

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

In July 1996, Clinton County, New York entered into a privatization agreement with the Company for the Company to run the County’s solid waste management system (the “System”) as a private enterprise, including operations at both the existing unlined landfill, as well as newly constructed lined landfill areas.  During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the unlined portion of the landfill.  On or about April 1999, the New York State Department of Labor (“DOL”) alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities related to the unlined landfill.  The DOL is attempting to apply the prevailing wage provisions of Labor Law § 220 to the Company’s construction activities at the unlined portion of the Clinton County landfill, to include (1) cap construction at the unlined landfill; (2) construction of the “Casella Barrier Wall,” which the New York State Department of Environment Conservation (the “DEC”) required as a precondition to permitting the Phase III expansion of the Lined Landfill; and (3) construction of the “County Barrier Wall,” which the DEC required as a corrective measure to control the historical contamination.  The Company has disputed the allegations and a hearing on only the liability issue was held on September 16, 2002.  Since the hearing did not address damages, relevant payroll documents have not been fully reviewed by either party.  Accordingly, neither side is in a position to estimate wage amounts that might be payable in the event the hearing officer finds that the Company is liable for the payment of such prevailing wages.  In addition, any such estimate will differ depending on whether any liability ruling applies to some or all of the activities described above; and whether it would apply only to activities of the Company or to all subcontractors as well.  In November 2002, both sides submitted proposed findings of fact and conclusions of law.  The hearing officer is expected to make a recommendation to the Department of Labor commissioner during the first quarter of calendar 2004 on the liability issue.  The Company continues to explore settlement possibilities with the State.  Although a loss as a result of these claims is reasonably possible, the Company cannot estimate a range of reasonably possible losses at this time.

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

7.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle on a basic and diluted basis for the three and six months ended October 31, 2002 and 2003.

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,715	$5,694	$7,272	$9,165
Less: Preferred dividends	(769)	(808)	(1,528)	(1,606)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders - Basic	$3,946	$4,886	$5,744	$7,559
Plus: Preferred dividends	—	808	—	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders - Diluted	$3,946	$5,694	$5,744	$7,559

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,724	23,032	22,724	23,032
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(2)	(87)	(15)	(172)
Weighted average number of common shares used in basic EPS	23,710	23,933	23,697	23,848
Impact of potentially dilutive securities:
Dilutive effect of options, warrants, convertible preferred stock and contingent stock	229	5,226	250	404
Weighted average number of common shares used in diluted EPS	23,939	29,159	23,947	24,252

For the three and six months ended October 31, 2002, 8,556 and 7,486 common stock equivalents related to options, warrants, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2003, 2,065 and 7,070 common stock equivalents related to options, warrants, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.                                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) for the three and six months ended October 31, 2002 and 2003 is as follows:

	Three Months Ended October 31,		S ix Months Ended October 31,
	2002	2003	2002	2003
Net income (loss)	$4,630	$5,694	$(56,683)	$11,888
Other comprehensive income	1,297	274	1,723	465
Comprehensive income (loss)	$5,927	$5,968	$(54,960)	$12,353

The components of other comprehensive income for the three and six months ended October 31, 2002 and 2003 are shown as follows:

	Three Months Ended
	October 31, 2002			October 31, 2003
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(3)	$—	$(3)	$—	$—	$—
Change in fair value of interest rate swaps and commodity hedges during period	2,186	886	1,300	460	186	274
	$2,183	$886	$1,297	$460	$186	$274

	Six Months Ended
	October 31, 2002			October 31, 2003
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(40)	$—	$(40)	$—	$—	$—
Change in fair value of interest rate swaps and commodity hedges during period	2,965	1,202	1,763	782	317	465
	$2,925	$1,202	$1,723	$782	$317	$465

9.                                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twenty commodity hedge contracts as of October 31, 2003.  These contracts expire between November 2003 and November 2005.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of October 31, 2003 the fair value of these hedges was an obligation of $525, with the net amount (net of taxes of $213) recorded as an unrealized loss in accumulated other comprehensive income.

The Company is party to two interest swap agreements as of October 31, 2003 for an aggregate notional amount of $53,000 expiring in February, 2004.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of October 31, 2003, the fair value of these swaps was an obligation of $160, with the net amount (net of taxes of $65) recorded as an unrealized loss in other comprehensive income. The estimated net amount of the existing losses as of October 31, 2003 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $69. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

If the Company applied the recognition provisions of SFAS No. 123 using the Black-Scholes option pricing model, the resulting pro forma net income (loss) available to commons stockholders, and pro forma net income (loss) available to common stockholders per share would be as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Net income (loss) available to common stockholders, as reported	$3,861	$4,886	$(58,211)	$10,282
Deduct: Total stock-based compensation expense determined under fair value based method, net	283	443	555	574
Net income (loss) available to common stockholders, pro forma	$3,578	$4,443	$(58,766)	$9,708

Basic income (loss) per common share:
As reported	$0.17	$0.20	$(2.46)	$0.43
Pro forma	$0.15	$0.19	$(2.48)	$0.41
Diluted income (loss) per common share:
As reported	$0.16	$0.20	$(2.43)	$0.42
Pro forma	$0.15	$0.18	$(2.45)	$0.40

In accordance with SFAS No. 123, the fair value of each option grant has been estimated as the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended October 31, 2002	Six Months Ended October 31, 2003

Risk free interest rate	3.00% - 4.50%	2.34% - 3.23%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	65.00%	65.00%

The Company has recorded no compensation expense for stock options granted to employees during the three and six months ended October 31, 2002 or 2003.

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

The Company classifies its operations into Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials.  In September 2002, the Company transferred the export brokerage operation and in June 2003 the

Company transferred its domestic brokerage operation and a commercial recycling business to two groups of employees who had managed those businesses.  Included in Other are ancillary operations, mainly major customer accounts, earnings from equity method investees and in the three and six months ended October 31, 2002, residue recycling operations.

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended October 31, 2002(1)

Outside Revenues	$41,798	$24,505	$18,210	$26,375	$3,682
Inter-segment Revenues	11,113	11,595	3,830	1,926	3,618
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(83)	6,040	1,460	254	(2,956)
Total Assets	$218,602	$108,045	$108,034	$67,108	$70,793

	Eliminations	Total
Three Months Ended October 31, 2002(1)

Outside Revenues	$—	$114,570
Inter-segment Revenues	(32,082)	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	4,715
Total Assets	$—	$572,582

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended October 31, 2003

Outside Revenues	$43,856	$26,878	$18,822	$17,975	$4,443
Inter-segment Revenues	13,333	13,149	4,233	118	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(1,152)	5,504	451	648	243
Total Assets	$242,491	$115,131	$111,542	$69,058	$68,960

	Eliminations	Total
Three Months Ended October 31, 2003

Outside Revenues	$—	$111,974
Inter-segment Revenues	(30,833)	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	5,694
Total Assets	$—	$607,182

	Eastern Region	Central Region	Western Region	Recycling	Other
Six Months Ended October 31, 2002(1)

Outside Revenues	$81,811	$48,977	$35,535	$56,722	$7,556
Inter-segment Revenues	21,256	23,574	7,724	5,711	6,867
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(542)	11,555	2,532	60	(6,333)
Total Assets	$218,602	$108,045	$108,034	$67,108	$70,793

	Eliminations	Total
Six Months Ended October 31, 2002(1)

Outside Revenues	$—	$230,601
Inter-segment Revenues	(65,132)	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	7,272
Total Assets	$—	$572,582

	Eastern Region	Central Region	Western Region	Recycling	Other
Six Months Ended October 31, 2003

Outside Revenues	$87,513	$52,847	$39,427	$37,465	$8,611
Inter-segment Revenues	26,565	25,700	7,603	919	2,394
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2,521)	10,946	1,432	951	(1,643)
Total Assets	$242,491	$115,131	$111,542	$69,058	$68,960

	Eliminations	Total
Six Months Ended October 31, 2003

Outside Revenues	$—	$225,863
Inter-segment Revenues	(63,181)	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	9,165
Total Assets	$—	$607,182

(1)                                  Segment data for the three and six months ended October 31, 2002 has been restated to conform to the classification of data for the current fiscal year.

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Collection	$51,043	$55,286	$102,310	$110,839
Landfill/disposal facilities	17,378	17,549	32,985	35,376
Transfer	13,324	14,413	26,466	28,660
Recycling	22,525	24,726	40,179	47,693
Brokerage	10,300	—	28,564	3,295
Other	—	—	97	—
Total revenues	$114,570	$111,974	$230,601	$225,863

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

13.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2003 and October 31, 2003; the condensed consolidating results of operations for the three and six months ended October 31, 2002 and 2003; and the condensed consolidating statements of cash flows for the six months ended October 31, 2002 and 2003 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,188	$2,686	$778	$—	$15,652
Accounts receivable - trade, net of allowance for doubtful accounts	485	44,155	1,009	—	45,649
Prepaid expenses	613	5,138	155	—	5,906
Inventory	—	1,740	—	—	1,740
Deferred taxes	3,504	—	771	—	4,275
Other current assets	1,237	1,103	10,715	—	13,055
Total current assets	18,027	54,822	13,428	—	86,277

Property, plant and equipment, net of accumulated depreciation and amortization	2,996	294,109	5,223	—	302,328
Intangible assets, net	—	162,696	—	—	162,696
Investment in subsidiaries	(43,783)	—	—	43,783	—
Investments in unconsolidated entities	7,778	31,341	—	(4,379)	34,740
Assets under contractual obligation	—	3,844	—	—	3,844
Other non-current assets	11,046	1,238	472	—	12,756

	(21,963)	493,228	5,695	39,404	516,364

Intercompany receivable	507,820	(509,887)	(2,312)	4,379	—

	$503,884	$38,163	$16,811	$43,783	$602,641

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	1,500	1,777	1,257	—	4,534
Accounts payable	1,350	32,285	108	—	33,743
Accrued payroll and related expenses	1,368	6,015	—	—	7,383
Accrued interest	5,373	2	—	—	5,375
Accrued closure and post-closure costs, current portion	—	2,286	676	—	2,962
Other current liabilities	7,203	5,617	8,655	—	21,475

Total current liabilities	16,794	47,982	10,696	—	75,472

Long-term debt, less current maturities	298,500	2,318	1,571	—	302,389
Capital lease obligations, less current maturities	141	1,828	—	—	1,969
Accrued closure and post closure costs, less current portion	—	21,977	1,010	—	22,987
Deferred income taxes	5,473	—	—	—	5,473
Other long-term liabilities	—	10,047	1,328	—	11,375

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	—	—	—	63,824

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 shares	228	101	100	(201)	228
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	542	1,190	—	(1,190)	542
Additional paid-in capital	270,068	47,885	2,825	(50,710)	270,068
Accumulated deficit	(151,696)	(95,165)	(719)	95,884	(151,696)
Total stockholders’ equity	119,152	(45,989)	2,206	43,783	119,152

	$503,884	$38,163	$16,811	$43,783	$602,641

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,491	$1,832	$271	$—	$3,594
Accounts receivable - trade, net of allowance for doubtful accounts	345	47,902	1,203	—	49,450
Prepaid expenses	2,585	4,919	—	(860)	6,644
Other current assets	4,432	2,590	13,352	—	20,374
Total current assets	8,853	57,243	14,826	—	80,062

Property, plant and equipment, net of accumulated depreciation and amortization	2,573	296,652	3,273	—	302,498
Intangible assets, net	—	162,972	—	—	162,972
Investment in subsidiaries	(30,051)	—	—	30,051	—
Assets under contractual obligation	—	5,649	249	—	5,898
Other non-current assets	18,891	40,920	320	(4,379)	55,752

	(8,587)	506,193	3,842	25,672	527,120

Intercompany receivable	518,916	(522,264)	(1,031)	4,379	—

	$519,182	$41,172	$17,637	$29,191	$607,182

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,430	$28,683	$116	$—	$30,229
Accrued closure and post-closure costs, current portion	—	476	524	—	1,000
Other current liabilities	13,819	12,129	12,531	(860)	37,619
Total current liabilities	15,249	41,288	13,171	—	68,848

Long-term debt, less current maturities	298,500	2,216	951	—	301,667
Deferred income taxes	7,526	—	—	—	7,526
Other long-term liabilities	61	28,902	2,332	—	31,295

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	65,430	—	—	—	65,430

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,032,000 shares	230	101	100	(201)	230
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	1,007	1,428	—	(1,428)	1,007
Additional paid-in capital	270,977	47,880	3,068	(50,948)	270,977
Accumulated deficit	(139,808)	(80,643)	(1,985)	82,628	(139,808)
Total stockholders’ equity	132,416	(31,234)	1,183	30,051	132,416

	$519,182	$41,172	$17,637	$29,191	$607,182

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$113,798	$3,085	$(2,313)	$114,570

Operating expenses:
Cost of operations	213	73,854	2,417	(2,313)	74,171
General and administration	448	13,857	159	—	14,464
Depreciation and amortization	470	11,203	554	—	12,227
	1,131	98,914	3,130	(2,313)	100,862
Operating income	(1,131)	14,884	(45)	—	13,708

Other expense/(income), net:
Interest income	(7,126)	(356)	(44)	7,444	(82)
Interest expense	7,087	7,185	105	(7,444)	6,933
Income from equity method investments	(9,171)	(1,549)	—	9,171	(1,549)
Other expense	23	113	85	—	221
Other expense, net	(9,187)	5,393	146	9,171	5,523

Income from continuing operations before income taxes and discontinued operations	8,056	9,491	(191)	(9,171)	8,185
Provision for income taxes	3,426	—	44	—	3,470

Income from continuing operations before discontinued operations	4,630	9,491	(235)	(9,171)	4,715
Reclassification adjustment from discontinued operations, net	—	(85)	—	—	(85)
Net income	4,630	9,406	(235)	(9,171)	4,630
Preferred stock dividend	769	—	—	—	769
Net income available to common stockholders	$3,861	$9,406	$(235)	$(9,171)	$3,861

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$109,764	$4,478	$(2,268)	$111,974

Operating expenses:
Cost of operations	6	70,609	3,584	(2,268)	71,931
General and administration	325	14,185	371	—	14,881
Depreciation and amortization	478	12,806	1,687	—	14,971
	809	97,600	5,642	(2,268)	101,783
Operating income	(809)	12,164	(1,164)	—	10,191

Other expense/(income), net:
Interest income	(5,958)	(340)	(23)	6,234	(87)
Interest expense	6,131	6,117	43	(6,234)	6,057
Income from equity method investments	(6,270)	(863)	—	6,270	(863)
Other income	(6)	(190)	(25)	—	(221)
Other expense, net	(6,103)	4,724	(5)	6,270	4,886

Income from continuing operations before income taxes	5,294	7,440	(1,159)	(6,270)	5,305
Benefit for income taxes	(400)	—	11	—	(389)

Net income	5,694	7,440	(1,170)	(6,270)	5,694
Preferred stock dividend	808	—	—	—	808
Net income available to common stockholders	$4,886	$7,440	$(1,170)	$(6,270)	$4,886

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2002

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$229,033	$5,406	$(3,838)	$230,601

Operating expenses:
Cost of operations	1,131	149,622	5,048	(3,838)	151,963
General and administration	292	28,553	330	—	29,175
Depreciation and amortization	898	22,445	944	—	24,287
	2,321	200,620	6,322	(3,838)	205,425
Operating income	(2,321)	28,413	(916)	—	25,176

Other expense/(income), net:
Interest income	(14,162)	6,734	(92)	7,359	(161)
Interest expense	14,111	7,120	215	(7,359)	14,087
Income from equity method investments	48,783	(1,751)	—	(48,783)	(1,751)
Minority interest	—	—	(152)	—	(152)
Other expense	89	79	85	—	253
Other expense, net	48,821	12,182	56	(48,783)	12,276

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(51,142)	16,231	(972)	48,783	12,900
Provision for income taxes	5,541	—	87	—	5,628

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(56,683)	16,231	(1,059)	48,783	7,272
Reclassification adjustment from discontinued operations, net	—	(39)	—	—	(39)
Cumulative effect of change in accounting principle, net	—	(63,916)	—	—	(63,916)
Net loss	(56,683)	(47,724)	(1,059)	48,783	(56,683)
Preferred stock dividend	1,528	—	—	—	1,528
Net loss available to common stockholders	$(58,211)	$(47,724)	$(1,059)	$48,783	$(58,211)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$221,910	$8,701	$(4,748)	$225,863

Operating expenses:
Cost of operations	210	144,348	6,399	(4,748)	146,209
General and administration	207	28,579	568	—	29,354
Depreciation and amortization	927	25,638	3,177	—	29,742
	1,344	198,565	10,144	(4,748)	205,305
Operating income	(1,344)	23,345	(1,443)	—	20,558

Other expense/(income), net:
Interest income	(11,885)	(677)	(48)	12,471	(139)
Interest expense	12,468	12,223	112	(12,471)	12,332
Income from equity method investments	(14,263)	(898)	—	14,263	(898)
Other income	(12)	(314)	(54)	—	(380)
Other expense, net	(13,692)	10,334	10	14,263	10,915

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	12,348	13,011	(1,453)	(14,263)	9,643
Provision for income taxes	460	—	18	—	478

Income from continuing operations before cumulative effect of change in accounting principle	11,888	13,011	(1,471)	(14,263)	9,165
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income	11,888	15,529	(1,266)	(14,263)	11,888
Preferred stock dividend	1,606	—	—	—	1,606
Net income available to common stockholders	$10,282	$15,529	$(1,266)	$(14,263)	$10,282

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2002

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$(1,088)	31,363	$1,610	$—	$31,885
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(97)	(20,552)	(10)	—	(20,659)
Other	—	(646)	—	—	(646)
Net Cash Used In Investing Activities	(97)	(21,198)	(10)	—	(21,305)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	54,550	—	—	—	54,550
Principal payments on long-term debt	(57,401)	(1,835)	(343)	—	(59,579)
Proceeds from exercise of stock options	427	—	—	—	427
Intercompany borrowings	5,791	(4,774)	(1,017)	—	—
Net Cash Used In Financing Activities	3,367	(6,609)	(1,360)	—	(4,602)
Net increase in cash and cash equivalents	2,182	3,556	240	—	5,978
Cash and cash equivalents, beginning of period	4,362	(2,377)	2,313	—	4,298
Cash and cash equivalents, end of period	$6,544	$1,179	$2,553	$—	$10,276

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(1,579)	22,884	$1,715	$—	$23,020
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired		(6,098)			(6,098)
Additions to property, plant and equipment	(2,754)	(24,702)	(1,227)	—	(28,683)
Other	(1,348)	633	—	—	(715)
Net Cash Used In Investing Activities	(4,102)	(30,167)	(1,227)	—	(35,496)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	60,950	—	—	—	60,950
Principal payments on long-term debt	(61,480)	(463)	(626)	—	(62,569)
Proceeds from exercise of stock options	2,037	—	—	—	2,037
Intercompany borrowings	(6,523)	6,892	(369)	—	—
Net Cash Provided by Financing Activities	(5,016)	6,429	(995)	—	418
Net decrease in cash and cash equivalents	(10,697)	(854)	(507)	—	(12,058)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$1,491	$1,832	$271	$—	$3,594

14.                               SUBSEQUENT EVENTS

The Company has executed a twenty-five year operation, management and lease agreement with Ontario County, New York for the operation of the Ontario County Landfill.  The company expects to close the transaction and commence operations on January 1, 2004.

The Company has completed the purchase of Wood Recycling, Inc., which owns a construction and demolition debris (C&D) processing facility and operates a C&D and limited Municipal Solid Waste landfill owned by the Town of Southbridge, Massachusetts.  The landfill is operated under a twenty-year contract with the Town of Southbridge.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of November 28, 2003, the Company owned and/or operated five Subtitle D landfills, three landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 33 transfer stations, 38 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  In June 2003 the Company entered into a service agreement with the Town of Templeton, Massachusetts to construct and operate the town’s sanitary landfill.  The landfill is expected to be permitted within a year to accept 500 tons a day of municipal solid waste and operations will likely commence in the middle of calendar 2004.  In November 2003 the Company executed a twenty-five year operation, management and lease agreement with Ontario County, New York for the operation of the Ontario County Landfill. The landfill is permitted to accept 2,000 tons per day of municipal solid waste and the Company expects to close the transaction and commence operations on January 1, 2004.  In addition, since May 1, 2003, the Company has announced that it has been selected as the successful bidder for two additional landfill management contracts.  The Company cannot assure that any or all of these landfill management contracts will result in successful operations at the respective sites.

The Company’s revenues decreased from $114.6 million for the three months ended October 31, 2002 to $112.0 million for the three months ended October 31, 2003.  From May 1, 2002 through April 30, 2003, the Company acquired eight solid waste collection, transfer, disposal and recycling operations.  Between May 1, 2003 and October 31, 2003 the Company acquired four such businesses.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of the Company’s brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  For the six months ended October 31, 2003 and 2002, the transferred brokerage and recycling businesses accounted for $3.3 million and $28.6 million, respectively, of the Company’s revenues.

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

General

Revenues

The Company’s revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues included revenues from commercial brokerage and recycling operations through June 30, 2003, when those operations were sold.

Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, since that date has recognized half of the joint venture’s net income/(loss) on the equity method in its results of operations.  Also in the “Other” segment, the Company has ancillary revenues including major customer accounts, earnings from equity method investees and in the quarter ended October 31, 2002, revenues from residue recycling.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  For the six months ended October 31, 2003 the percentages of revenues shown below reflect revenues from the commercial brokerage and recycling operations through June 30, 2003 and no revenues from the export brokerage business, sold in September 2002.  The reduction in these revenues caused the percentages of the remaining operations to increase.  Excluding brokerage revenues, revenues as a percentage of total revenues for collection, landfill/disposal facilities and transfer were relatively flat in the three and six months ended October 31, 2003 compared to the prior year comparable periods.  The increase in recycling revenues as a percentage of total revenues in the three and six months ended October 31, 2003 is mainly due to increased volumes offset partially by lower commodity prices.  The elimination of the brokerage revenues arose from the transfer of the export business to the employees of that unit in September 2002 and the domestic brokerage operations, constituting the remainder of the Company’s brokerage revenues, effective June 30, 2003 to the employees of that unit.

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Collection	44.5%	49.3%	44.4%	49.1%
Landfill/disposal facilities	15.2	15.7	14.3	15.7
Transfer	11.6	12.9	11.5	12.7
Recycling	19.7	22.1	17.4	21.1
Brokerage	9.0	0.0	12.4	1.4
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker’s compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties.  Cost of operations also includes accretion expense related to landfill closure and post closure, leachate treatment and disposal costs.

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, except for accretion expense, the Company no longer accrues landfill retirement obligations through a charge to cost of operations, but rather as an increase to landfill assets which are amortized using a straight-line rate per ton as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  The Company depreciates all fixed and intangible assets other than goodwill to a zero net book value, and does not apply a salvage value to any fixed assets.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	64.7	64.2	65.9	64.7
General and administration	12.6	13.3	12.7	13.0
Depreciation and amortization	10.7	13.4	10.5	13.2
Operating income	12.0	9.1	10.9	9.1
Interest expense, net	6.0	5.3	6.0	5.4
Income from equity method investments	(1.3)	(0.7)	(0.7)	(0.4)
Other (income)/expense, net	0.2	(0.2)	0.0	(0.2)
Provision (benefit) for income taxes	3.0	(0.4)	2.4	0.2
Income before discontinued operations and cumulative effect of change in accounting principle	4.1%	5.1%	3.2%	4.1%

Three Months Ended October 31, 2003

Revenues. Revenues decreased $2.6 million, or (2.3)% to $112.0 million in the quarter ended October 31, 2003 from $114.6 million in the quarter ended October 31, 2002.  The revenue decrease in the quarter is mainly attributable to the loss of revenues from businesses divested amounting to $11.1 million, partially offset by an increase in core solid waste revenues of $2.8 million, primarily due to volume and price increases.  Higher recycling volumes, offset partially by lower commodity prices, resulted in a net increase in revenues of $2.0 million.  Revenues from the rollover effect of acquired businesses accounted for $3.7 million in the quarter.

Cost of operations. Cost of operations decreased $2.2 million or (3.0)% to $71.9 million in the quarter ended October 31, 2003 from $74.1 million in the quarter ended October 31, 2002.  Cost of operations as a percentage of revenues decreased to 64.2% in the quarter ended October 31, 2003 from 64.7% in the prior year.  This decrease mainly arose from lower commodity purchases resulting from the divestiture of the export and domestic brokerage businesses.

General and administration. General and administration expenses increased $0.4 million, or 2.8% to $14.9 million in the quarter ended October 31, 2003 from $14.5 million in the quarter ended October 31, 2002, and increased as a percentage of revenues to 13.3% in the quarter ended October 31, 2003  from 12.6% in the prior year comparable period.

Depreciation and amortization.  Depreciation and amortization expense increased $2.7 million, or 22.1%, to $14.9 million in the quarter ended October 31, 2003 from $12.2 million in the quarter ended October 31, 2002.  While depreciation expense remained relatively constant between periods, the increase was primarily attributable to the increase in landfill amortization due to increased landfill volumes and as a result of adopting SFAS No. 143. Depreciation and amortization expense as a percentage of revenue increased to 13.4% in the quarter ended October 31, 2003 from 10.7% in the quarter ended October 31, 2002 which resulted from the increase in landfill amortization expense and lower levels of revenue.

Interest expense, net. Net interest expense decreased $0.9 million, or (13.0)% to $6.0 million in the quarter ended October 31, 2003 from $6.9 million in the quarter ended October 31, 2002. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year. Net interest expense, as a percentage of revenues decreased to 5.3% in the quarter ended October 31, 2003 from 6.0% in the quarter ended October 31, 2002.

Income from equity method investments. Income for the quarter ended October 31, 2003 and 2002 was from U.S. GreenFiber LLC (“GreenFiber”), the Company’s 50% owned joint venture.  Income from this equity method investment decreased $0.6 million to $0.9 million in the quarter ended October 31, 2003 compared to $1.5 million in the quarter ended October 31, 2002.  Equity income from GreenFiber in the quarter ended October 31, 2002 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.  The decline in the quarter is also due to higher raw material and marketing costs.

Other( income)/expenses. Other income increased to $0.2 million in the quarter ended October 31, 2003 mainly due to gains on sales of fixed assets.

Provision(benefit) for income taxes. Provision for income taxes decreased $3.9 million to a benefit of $0.4 million for the quarter ended October 31, 2003 from income taxes provided of $3.5 million for the quarter ended October 31, 2002.  The effective tax rate decreased to a credit of 7.3% in the quarter ended October 31, 2003 from a charge of 42.4% in the quarter ended October 31, 2002 primarily due to a decrease in the valuation allowance for loss carryforwards of $2.6 million as utilization of the Company’s tax losses is more certain.  The Company expects the effective tax rate to be in the 45% range for the next two fiscal quarters as all Federal valuation allowances have been reversed.

Reclassification adjustment from discontinued operations, net. In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain historical discontinued accounting treatment for this operation.  Therefore the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for the quarter ended October 31, 2002.  Also in connection with the discontinued accounting treatment recorded in fiscal 2001, estimated future losses from this operation had been recorded and classified as losses from discontinued operations.  This amount has been reclassified and offset against actual losses from operations for the quarter ended October 31, 2002.

Six Months Ended October 31, 2003

Revenues.  Revenues decreased $4.7 million, or (2.0)% to $225.9 million in the six months ended October 31, 2003 from $230.6 million in the six months ended October 31, 2002.  The revenue decrease is mainly attributable to the loss of revenues from businesses divested amounting to $24.7 million, partially offset by an increase in core solid waste revenues of $8.7 million, primarily due to volume and price increases.  Higher recycling volumes, offset partially by lower commodity prices, resulted in a net increase in revenues of $3.4 million.  Revenues from the rollover effect of acquired businesses accounted for $7.9 million.

Cost of operations.  Cost of operations decreased $5.8 million or (3.8)% to $146.2 million in the six months ended October 31, 2003 from $152.0 million in the six months ended October 31, 2002.  Cost of operations as a percentage of revenues decreased to 64.7% in the six months ended October 31, 2003 from 65.9% in the prior year.  This decrease mainly arose from lower commodity purchases resulting from the divestiture of the export and domestic brokerage businesses.

General and administration.  General and administration expenses increased $0.2 million, or 0.7% to $29.4 million in the six months ended October 31, 2003 from $29.2 million in the six months ended October 31, 2002, and increased as a percentage of revenues to 13.0% in the six months ended October 31, 2003 from 12.7% in the six months ended October 31, 2002.

Depreciation and amortization.  Depreciation and amortization expense increased $5.4 million, or 22.2%, to $29.7 million in the six months ended October 31, 2003 from $24.3 million in the six months ended October 31, 2002.  While depreciation expense remained relatively constant between periods, the increase was primarily attributable to the increase in landfill amortization due to increased landfill volumes and as a result of adopting SFAS No. 143. Depreciation and amortization expense as a percentage of revenue increased to 13.2% in the quarter ended October 31, 2003 from 10.5% in the quarter ended October 31, 2002 which resulted from the increase in landfill amortization expense and lower levels of revenue.

Interest expense, net.  Net interest expense decreased $1.7 million, or (12.2)% to $12.2 million in the six months ended October 31, 2003 from $13.9 million in the six months ended October 31, 2002.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current period, versus last year.  Interest expense, as a percentage of revenues decreased to 5.4% in the six months ended October 31, 2003 from 6.0% in the six months ended October 31, 2002.

Income from equity method investments.  Income for the six months ended October 31, 2003 and 2002 was from GreenFiber. Equity income from GreenFiber decreased $0.9 million to $0.9 million in the six months ended October 31, 2003 compared to $1.8 million in the six months ended October 31, 2002.  Equity income from GreenFiber in the six months ended October 31, 2002 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.  The lower equity income in the six months ended October 31, 2003 was also due to higher prices paid for raw materials.

Minority interest. Minority interest in the six months ended October 31, 2002 reflects a minority owner’s interest in the Company’s majority owned subsidiary American Ash Recovery Technologies (“AART”).  AART has completed its ash operation contract and began closing its operations in the six months ended October 31, 2002.

Other (income)/expense, net.  Other income in the six months ended October 31, 2003 was $0.4 million compared to other expense of $0.3 million in the six months ended October 31, 2002.  Other income in the six months ended October 31, 2003 consisted primarily of gains on sales of fixed assets. Other expense in the prior year was attributable to losses on the write down of assets.

Provision (benefit)  for income taxes.  Provision for income taxes decreased $5.1 million in the six months ended October 31, 2003 to $0.5 million from $5.6 million in the six months ended October 31, 2002.  The effective tax rate decreased to 5.0% in the six months ended October 31, 2003 from 43.6% in the six months ended October 31, 2002 primarily due to a decrease in the valuation for loss carryforwards of $3.9 million as utilization of the Company’s tax losses is more certain.  The Company expects the effective tax rate to be in the 45% range for the next two fiscal quarters as all Federal valuation allowances have been reversed.

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

Effective May 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  Goodwill was determined to be impaired and the amount of $63.9 million (net of tax benefit of $0.2 million) was charged to earnings in the period ended October 31, 2002 as a cumulative effect of change in accounting principle.  The goodwill impairment charge was related to our waste-to-energy operation, Maine Energy, and the Brokerage business of the FCR Recycling segment, both of which were acquired as part of our acquisition of KTI. At the time of acquisition, we recorded the fair value of these businesses using an independent third party valuation.  The underlying assumptions used to establish the value of these businesses, including earnings projections, commodity pricing assumptions and industry valuation multiples for recycling products, were not realized.  Accordingly, goodwill impairment charges were recorded as the net book value of these businesses exceeded their fair value.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had net working capital of $7.6 million at October 31, 2003 compared to a net working capital deficit of $4.8 million at April 30, 2003.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the increase were higher trade receivable balances and prepaid expenses along with lower trade payables and current closure/post-closure cost accruals.

The Company has a $325.0 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $175.0 million Senior Secured Revolving Credit Facility (“Revolver”) and a Senior Secured Term “B” Loan, which had an outstanding balance of $150.0 million at October 31, 2003 (“Term Loan”). The Company has the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50 million at the Company’s discretion, provided that the Company is not in default at the time of the increase, subject to the receipt of commitments from lenders for such additional amount.  On August 26, 2003, the Company amended the terms of the Term Loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium for the first two years following the date of the amendment.

The new term loan and revolving credit facility agreement contains covenants that may limit the Company’s activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of October 31, 2003, the Company considered the profitability covenant, which requires the Company’s cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of October 31, 2003, the Company was in compliance with this covenant as the Company reported consolidated adjusted net income of $8.1 million for the six months ended October 31, 2003. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with such definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.

As of October 31, 2003, the Company had available borrowing capacity under its $175.0 million revolving credit facility of up to $145.3 million, subject to the Company’s ability to meet certain borrowing conditions.  The available amount is net of outstanding irrevocable letters of credit.  The Company intends to use the additional availability under its new senior secured credit facilities to support the Company’s acquisition program.  This credit facility is secured by all of the Company’s assets, including its interest in the equity securities of its subsidiaries.  The Revolver matures in January 2008 and the Term Loan matures in January 2010.

The Company has outstanding $150.0 million of 9.75% senior subordinated notes (the “notes”). The notes mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock subject to the Company meeting a minimum consolidated fixed charge ratio. The notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.  Pursuant to the terms of the agreements under which the notes were issued, the Company, on August 18, 2003 commenced an exchange offer pursuant to which holders of the notes have the right to exchange the notes for substantially similar registered notes.  The exchange offer was completed on September 24, 2003.

Net cash provided by operating activities amounted to $23.0 million for the six months ended October 31, 2003 compared to $31.9 million for the same period of the prior fiscal year.  The decrease was mainly due to changes in the Company’s working capital.

Net cash used in investing activities was $35.5 million for the six months ended October 31, 2003 compared to $21.3 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to an increase in capital expenditures and acquisitions.

Net cash provided by financing activities was $0.4 million for the six months ended October 31, 2003 compared to $4.6 million used in financing activities in the same period of the prior fiscal year.  The decrease in cash used in investing activities is primarily due to lower net payments on long term debt along with higher proceeds from the exercise of stock options in the six months ended October 31, 2003 compared to same period in the prior fiscal year.

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

The Company’s strategy envisions that a substantial part of the Company’s future growth will come from making acquisitions of traditional solid waste assets or operations and acquiring or developing additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within the Company’s existing markets, assets that are adjacent to or outside the Company’s existing markets, or larger, more strategic acquisitions. In addition, from time to time the Company may acquire businesses that are complementary to the Company’s core business strategy. The Company may not be able to identify suitable acquisition candidates. If the Company identifies suitable acquisition candidates, the Company may be unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company. Furthermore, the Company may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

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

In addition, the process of acquiring or developing additional disposal capacity is lengthy, expensive and uncertain. For example, the Company is currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by the Company’s wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at the Company’s existing landfills is limited by the remaining available volume at the Company’s landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills.  The Company typically reaches or approximates the Company’s daily and annual maximum permitted disposal capacity at all of the Company’s landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s waste stream will be limited and the Company may be required to increase the Company’s utilization of disposal facilities owned by third parties, which could reduce the Company’s revenues and/or the Company’s operating margins.  Although the Company has announced that it is the successful bidder for three new landfill management contracts, there can be no assurance that the Company will successfully enter into such contracts, or that the landfill projects will receive all necessary permits or otherwise be successful.

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

Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and the operation and closure of waste-to-energy facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure the Company’s contractual performance. If the Company is unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, the Company could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair the Company’s ability to secure future contracts conditioned upon the contractor having adequate insurance coverage

The Company may be required to write-off capitalized charges or intangible assets in the future, which could harm the Company’s earnings.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of November 28, 2003, approximately 5.1% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At November 28, 2003, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief

Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on November 28, 2003, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 30.3% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $53.0 million of long term debt has been fixed through two interest rate swaps.  The Company has interest rate risk relating to approximately $97.0 million of long-term debt at October 31, 2003.  The interest rate on the variable rate portion of long-term debt was approximately 3.9% at October 31, 2003.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company’s commodity exposure, the Company is at October 31, 2003 party to twenty commodity hedging agreements that have been authorized pursuant to the Company’s policies and procedures.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  If commodity prices were to change by 10%, the impact on the Company’s operating margin is estimated at $1.3 million for the quarter reported.

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

b)    Changes in internal controls.  During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the applicable rules of the Securities and Exchange Commission, information as to material legal proceedings is presented in the Company’s Annual Report on Form 10-K, and information as to such legal proceedings is only included in this Quarterly Report on Form 10-Q and in any other Quarterly Report on Form 10-Q to the extent there have been developments with respect to such proceedings.

The Company’s wholly owned subsidiary, North Country Environmental Services, Inc. (“NCES”), is a party to an appeal against the Town of Bethlehem, New Hampshire (“Town”) before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES’s landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court issued its ruling, upholding the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court, which agreed to hear the case, except for the Company’s appeal of the Superior Court’s ruling denying attorneys fees.  The parties submitted all required briefings to the Supreme Court by October 2003, and oral argument is expected to be scheduled for early 2004. If upheld on appeal, the Superior Court’s rulings would have the effect of preventing the development of Stage IV and limiting the further development of Stage III to the extent of the height restriction. If the Company does not prevail, the Company may be unable to continue, or to expand, current operations in accordance with the Company’s plans.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York.  On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities.  The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002.  In November 2002, both sides submitted proposed findings of fact and conclusions of law.  The hearing officer is expected to make a recommendation to the Department of Labor commissioner during the first quarter of calendar 2004.  The Company continues to explore settlement possibilities with the State.  The Company believes that it has meritorious defenses to these claims.  Although a loss as a result of these claims is reasonably possible, the Company cannot estimate a range of reasonably possible losses at this time.

On or about September 17, 2003, the Company was served with a complaint filed in the Superior Court of Delaware.  The complaint alleges that Manner Resins, Inc., a wholly owned subsidiary of the Company was a party to a lease agreement where it was tenant and plaintiff was the landlord.  The complaint further alleges that KTI, Inc., a wholly owned subsidiary of the Company, guaranteed tenant’s obligations under the lease.  The Landlord alleged that tenant is in default of the lease in that it constructed improvements without consent, damaged certain structures and failed to make certain payments.  Plaintiffs demand for damages is $0.9 million.  The Company believes that it has meritorious defenses to these claims.

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

None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 14, 2003, two proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class III directors, Messrs. John W. Casella and John F. Chapple III.

John W. Casella:	Votes For:	32,678,940
	Withheld:	1,650,563

John F. Chapple:	Votes For:	26,580,940
	Withheld:	7,748,563

Other directors whose terms of office continued in effect after the annual meeting are Douglas R. Casella, James F. Callahan, Jr., D. Randolph Peeler, James W. Bohlig and Gregory B. Peters

PROPOSAL II.

Proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending April 30, 2004.

Votes For:	33,966,575
Votes Against:	359,748
Abstentions:	3,180

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

(b)           Reports on Form 8-K:

The Company furnished a report on Form 8-K on September 11, 2003 reporting under item 12 thereof its results for the fiscal quarter ended July 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 5, 2003	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1

Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer required by Rule 13a-15(e) or Rule 15(d)–15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2

Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer required by Rule 13a-15(e) or Rule 15(d)–15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.