Form 10-Q
period 2004-01-31
CASELLA WASTE SYSTEMS INC
filed 2004-03-12
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 4, 2004:

Class A Common Stock	23,226,946
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	April 30, 2003	January 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,652	$9,295
Restricted cash	10,839	12,436
Accounts receivable - trade, net of allowance for doubtful accounts of $895 and $1,465	45,649	44,790
Notes receivable - officers/employees	1,105	1,105
Prepaid expenses	5,906	6,408
Inventory	1,740	1,732
Deferred income taxes	4,275	6,435
Other current assets	1,111	1,128
Total current assets	86,277	83,329

Property, plant and equipment, net of accumulated depreciation and amortization of $201,681 and $254,256	302,328	336,856
Goodwill, net	159,682	164,328
Other intangible assets, net	3,014	3,960
Investments in unconsolidated entities	34,740	43,687
Net assets under contractual obligation	3,844	5,737
Other non-current assets	12,756	13,273
	516,364	567,841

	$602,641	$651,170

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for share and per share data)

	April 30, 2003	January 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$4,534	$5,425
Current maturities of capital lease obligations	1,287	781
Accounts payable	33,743	31,354
Accrued payroll and related expenses	7,383	6,328
Accrued interest	5,375	8,897
Accrued income taxes	4,526	3,556
Accrued closure and post-closure costs, current portion	2,962	465
Other accrued liabilities	15,662	21,215
Total current liabilities	75,472	78,021

Long-term debt, less current maturities	302,389	328,378
Capital lease obligations, less current maturities	1,969	1,487
Accrued closure and post-closure costs, less current maturities	22,987	22,242
Deferred income taxes	5,473	10,326
Other long-term liabilities	11,375	10,743

Commitments and contingencies

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2003 and January 31, 2004, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	66,248

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 and 23,189,000 shares as of April 30, 2003 and January 31, 2004, respectively	228	232
Class B Common Stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive (loss) income	542	(27)
Additional paid-in capital	270,068	271,829
Accumulated deficit	(151,696)	(138,319)
Total stockholders’ equity	119,152	133,725

	$602,641	$651,170

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004

Revenues	$95,801	$104,558	$326,402	$330,420

Operating expenses:
Cost of operations	61,853	67,804	213,816	214,014
General and administration	13,797	14,733	42,972	44,087
Depreciation and amortization	11,627	14,614	35,915	44,356
	87,277	97,151	292,703	302,457
Operating income	8,524	7,407	33,699	27,963

Other expense/(income), net:
Interest income	(73)	(53)	(234)	(192)
Interest expense	6,578	6,331	20,665	18,662
Income from equity method investments	(607)	(1,171)	(2,357)	(2,069)
Loss on debt extinguishment	3,649	—	3,649	—
Minority interest	—	—	(152)	—
Other (income)/expense	655	(343)	907	(723)
Other expense, net	10,202	4,764	22,478	15,678

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(1,678)	2,643	11,221	12,285
Provision (benefit) for income taxes	(856)	1,153	4,772	1,631

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(822)	1,490	6,449	10,654
Reclassification adjustment from discontinued operations (net of income taxes of $27)	39	—	—	—
Cumulative effect of change in accounting principle (net of income tax (provision) benefit of $189 and ($1,856))	—	—	(63,916)	2,723
Net income (loss)	(783)	1,490	(57,467)	13,377
Preferred stock dividend	778	818	2,306	2,423
Net income (loss) available to common stockholders	$(1,561)	$672	$(59,773)	$10,954

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Earnings Per Share:
Basic:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.07)	$0.03	$0.17	$0.34
Cumulative effect of change in accounting principle, net	—	—	(2.70)	0.11

Net income (loss) per common share	$(0.07)	$0.03	$(2.53)	$0.45

Basic weighted average common shares outstanding	23,717	24,062	23,704	23,919

Diluted:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.07)	$0.03	$0.17	$0.34
Cumulative effect of change in accounting principle, net	—	—	(2.67)	0.11

Net income (loss) per common share	$(0.07)	$0.03	$(2.50)	$0.45

Diluted weighted average common shares outstanding	23,717	24,795	23,920	24,427

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2003	2004
Cash Flows from Operating Activities:
Net income (loss)	$(57,467)	$13,377

Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	35,915	44,356
Depletion of landfill operating lease obligations	—	395
Cumulative effect of change in accounting principle, net	63,916	(2,723)
Income from equity method investments	(2,357)	(2,069)
Loss on debt extinguishment	3,649	—
Gain on sale of assets	(57)	(274)
Minority interest	(152)	—
Deferred income taxes	7,336	838
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(8,404)	(2,069)
Accounts payable	5,774	(1,068)
Other assets and liabilities	(11,376)	(4,325)

	94,244	33,061

Net Cash Provided by Operating Activities	36,777	46,438

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,489)	(31,889)
Payments under landfill operating lease contracts	—	(4,305)
Additions to property, plant and equipment	(32,161)	(37,442)
Proceeds from sale of equipment	1,194	451
(Advances to) distributions from unconsolidated entities	500	(7,074)
Proceeds from assets under contractual obligation	101	515

Net Cash Used In Investing Activities	(32,855)	(79,744)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	375,471	124,828
Principal payments on long-term debt	(354,077)	(100,933)
Deferred financing costs	(11,119)	(655)
Proceeds from exercise of stock options	427	3,709

Net Cash Provided by Financing Activities	10,702	26,949

Net (decrease) increase in cash and cash equivalents	14,624	(6,357)
Cash and cash equivalents, beginning of period	4,298	15,652

Cash and cash equivalents, end of period	$18,922	$9,295

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$20,140	$13,827
Income taxes, net of refunds	$414	$764

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair market value of assets acquired	$2,705	$43,862
Cash paid, net	(2,489)	(31,889)

Liabilities assumed and notes payable to seller	$216	$11,973

The accompanying notes are an integral part of these consolidated financial statements

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company” or the “Parent”) as of April 30, 2003 and January 31, 2004, the consolidated statements of operations for the three and nine months ended January 31, 2003 and 2004 and the consolidated statements of cash flows for the nine months ended January 31, 2003 and 2004 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2003.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 (the “Annual Report”).  The results of the three and nine months ended January 31, 2004 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2004.

2.             RECLASSIFICATIONS

In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain historical discontinued accounting treatment for this operation.  Therefore the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for the three and nine months ended January 31, 2003.  Also in connection with the discontinued accounting treatment recorded in fiscal 2001, estimated future losses from this operation had been recorded and classified as losses from discontinued operations.  This amount has been reclassified and offset against actual losses from operations for the three and nine months ended January 31, 2003.

In the fourth quarter of fiscal 2003, the Company revised results for the first quarter of fiscal 2003 to include additional goodwill impairment in the amount of $1,091, net of taxes, relating to the Company’s waste-to-energy operations, Maine Energy.  The Company previously reported goodwill impairment upon adoption of SFAS No. 142 in the amount of $62,825, net of taxes.

3.             BUSINESS COMBINATIONS

During the nine months ended January 31, 2004, the Company acquired seven solid waste hauling operations and one construction and demolition processing facility, which also operates a landfill facility under an operations and management contract, in transactions accounted for as purchases.  These transactions were in exchange for consideration of $31,889 in cash to the sellers.  The Company completed five such acquisitions during the nine months ended January 31, 2003.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions had been completed as of May 1, 2002.

	Nine Months Ended January 31, 2003	Nine Months Ended January 31, 2004
Revenues	$341,202	$334,830
Operating income	$36,314	$25,470
Net income (loss) available to common stockholders	$(58,905)	$8,981
Diluted net income (loss) per common share	$(2.46)	$0.37
Diluted weighted average common shares outstanding	23,920	24,427

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

In December 2003 the Company commenced operations at Ontario County Landfill, after executing a twenty-five year operation, management and lease agreement with Ontario County, New York.  The Landfill is permitted to accept 2,000 tons per day of municipal solid waste.  The Company made initial payments of $4,266 related to this transaction.  This transaction is accounted for as an operating lease.

4.             ADOPTION OF NEW ACCOUNTING STANDARDS

(a) SFAS No. 143, Accounting for Asset Retirement Obligations.

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

At May 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $2,723 (net of taxes of $1,856).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7,855, and a decrease in our net landfill assets of $3,228.  The following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at May 1, 2003 (in thousands):

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)
Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-closure liability	$25,949	$(7,855)	$18,094

The following table shows the activity and total balances related to accruals for capping, closure and post-closure from April 30, 2003 to January 31, 2004 (in thousands):

Balance at April 30, 2003	$25,949
Obligations incurred	3,432
Accretion expense	1,477
Payments	(3,099)
Acquisitions and other adjustments	2,803
Cumulative effect of change in accounting principle	(7,855)
Balance at January 31, 2004	$22,707

(b) SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technicial Corrections

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No., 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  Prior to the adoption of SFAS No. 145, in the third quarter of fiscal year 2003, the Company recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) in connection with the write-off of deferred financing costs related to the old term loan and the old revolver.  This item was reclassified to continuing operations in the financial statements as loss on debt extinguishment in the amount of $3,649.

(c) SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

(d) FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘‘FIN 45’’). FIN 45 clarifies the requirement of FASB No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no guarantees as of January 31, 2004, but will record the fair value of future material guarantees, if any.

(e) SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FAS 123

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

(f) FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 (“FIN 46”).  FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary who absorbs a majority of the entities’ expected losses or residual benefits.  FIN 46 consolidation requirements apply immediately to all variable interest entities created after January 31, 2003 and on June 15, 2003 for those entities already established.  In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE) which delayed the effective date of FIN 46 to December 15, 2003 for certain VIEs.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

(g) SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity.

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

In July 1996, Clinton County, New York entered into a privatization agreement with the Company for the Company to run the County’s solid waste management system (the “System”) as a private enterprise, including operations at both the existing unlined landfill, as well as newly constructed lined landfill areas.  During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the unlined portion of the landfill.  On or about April 1999, the New York State Department of Labor (the “DOL”) alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities related to the unlined landfill.  The DOL is attempting to apply the prevailing wage provisions of Labor Law § 220 to the Company’s construction activities at the unlined portion of the Clinton County landfill, to include (1) cap construction at the unlined landfill; (2) construction of the “Casella Barrier Wall,” which the New York State Department of Environment Conservation (the “DEC”) required as a precondition to permitting the Phase III expansion of the Lined Landfill; and (3) construction of the “County Barrier Wall,” which the DEC required as a corrective measure to control the historical contamination.  The Company has disputed the allegations and a hearing on only the liability issue was held on September 16, 2002.  Since the hearing did not address damages, relevant payroll documents have not been fully reviewed by either party.  Accordingly, neither side is in a position to estimate wage amounts that might be payable in the event the hearing officer finds that the Company is liable for the payment of such prevailing wages.  In addition, any such estimate will differ depending on whether any liability ruling applies to some or all of the activities described above; and whether it would apply only to activities of the Company or to all subcontractors as well.  In November 2002, both sides submitted proposed findings of fact and conclusions of law.  The hearing officer is expected to make a recommendation to the Department of Labor commissioner during the first quarter of calendar 2004 on the liability issue.  The Company continues to explore settlement possibilities with the State.  Although a loss as a result of these claims is reasonably possible, the Company cannot estimate a range of reasonably possible losses at this time.

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

7.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle on a basic and diluted basis for the three and nine months ended January 31, 2003 and 2004.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Numerator:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(822)	$1,490	$6,449	$10,654
Less: Preferred stock dividend	(778)	(818)	(2,306)	(2,423)
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$(1,600)	$672	$4,143	$8,231

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,739	23,189	22,739	23,189
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(10)	(115)	(23)	(258)
Weighted average number of common shares used in basic EPS	23,717	24,062	23,704	23,919
Impact of potentially dilutive securities:
Dilutive effect of options, warrants, and contingent stock	—	733	216	508
Weighted average number of common shares used in diluted EPS	23,717	24,795	23,920	24,427

For the three and nine months ended January 31, 2003, 9,224 and 8,454 common stock equivalents related to options, warrants, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2004, 6,195 and 6,703 common stock equivalents related to options, warrants, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.             COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in the Company’s equity from transactions and other events and circumstances from non-owner sources and includes all changes in equity except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) for the three and nine months ended January 31, 2003 and 2004 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Net income (loss)	$(783)	$1,490	$(57,467)	$13,377
Other comprehensive (loss) income	2,673	(1,034)	4,396	(569)
Comprehensive income (loss)	$1,890	$456	$(53,071)	$12,808

The components of other comprehensive income (loss) for the three and nine months ended January 31, 2003 and 2004 are shown as follows:

	Three Months Ended
	January 31, 2003			January 31, 2004
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of interest rate swaps and commodity hedges during period	$4,494	$1,821	$2,673	$(1,738)	$(704)	$(1,034)
	$4,494	$1,821	$2,673	$(1,738)	$(704)	$(1,034)

	Nine Months Ended
	January 31, 2003			January 31, 2004
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(40)	$—	$(40)	$—	$—	$—
Change in fair value of interest rate swaps and commodity hedges during period	7,459	3,023	4,436	(956)	(387)	(569)
	$7,419	$3,023	$4,396	$(956)	$(387)	$(569)

9.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twenty one commodity hedge contracts as of January 31, 2004.  These contracts expire between August 2004 and August 2006.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of January 31, 2004 the fair value of these hedges was an obligation of $1,560, with the net amount (net of taxes of $632) recorded as an unrealized loss in accumulated other comprehensive (loss) income.

The Company is party to two interest swap agreements as of January 31, 2004 for an aggregate notional amount of $53,000 expiring in February, 2006.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of January 31, 2004, the fair value of these swaps was an obligation of $266, with the net amount (net of taxes of $108) recorded as an unrealized loss in other comprehensive (loss) income. The estimated net amount of the existing losses as of January 31, 2004 included in accumulated other comprehensive (loss) income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $129. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net income (loss) available to common stockholders, and pro forma net income (loss) available to common stockholders per share would be as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Net income (loss) available to common stockholders, as reported	$(1,561)	$672	$(59,773)	$10,954
Deduct: Total stock-based compensation expense determined under fair value based method, net	298	287	853	861
Net income (loss) available to common stockholders, pro forma	$(1,859)	$385	$(60,626)	$10,093

Basic income (loss) per common share:
As reported	$(0.07)	$0.03	$(2.53)	$0.45
Pro forma	$(0.08)	$0.02	$(2.56)	$0.42
Diluted income (loss) per common share:
As reported	$(0.07)	$0.03	$(2.50)	$0.45
Pro forma	$(0.08)	$0.02	$(2.53)	$0.41

In accordance with SFAS 123, the fair value of each option grant has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended January 31, 2003	Nine Months Ended January 31, 2004

Risk free interest rate	3.00% - 4.50%	2.34% - 3.39%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	65.00%	65.00%

The Company has recorded no compensation expense for stock options granted to employees during the three and nine months ended January 31, 2003 or 2004.

11.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials.  In September 2002, the Company transferred the export brokerage operation and in June 2003 the Company transferred its domestic brokerage operation and a commercial recycling business to two groups of employees who had managed those businesses.  Included in Other are ancillary operations, mainly major customer accounts, earnings from equity method investees and in the nine months ended January 31, 2003, residue recycling operations.

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended January 31, 2003 (1)

Outside Revenues	$36,509	$21,015	$15,931	$18,909	$3,437
Inter-segment Revenues	8,997	10,179	2,782	4,806	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(1,836)	3,961	182	(56)	(3,073)
Total Assets	$219,535	$107,763	$108,747	$69,630	$80,838

	Eliminations	Total
Three Months Ended January 31, 2003 (1)

Outside Revenues	$—	$95,801
Inter-segment Revenues	(26,764)	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	—	(822)
Total Assets	$—	$586,513

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended January 31, 2004

Outside Revenues	$39,990	$23,524	$17,947	$18,949	$4,148
Inter-segment Revenues	11,437	11,164	3,980	176	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(2,560)	3,567	(148)	1,525	(894)
Total Assets	$270,527	$114,938	$118,214	$67,920	$79,571

	Eliminations	Total
Three Months Ended January 31, 2004

Outside Revenues	$—	$104,558
Inter-segment Revenues	(26,757)	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	—	1,490
Total Assets	$—	$651,170

	Eastern Region	Central Region	Western Region	Recycling	Other
Nine Months Ended January 31, 2003 (1)

Outside Revenues	$118,321	$69,992	$51,465	$75,933	$10,691
Inter-segment Revenues	30,253	33,754	10,506	7,301	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(2,377)	15,516	2,714	(336)	(9,068)
Total Assets	$219,535	$107,763	$108,747	$69,630	$80,838

	Eliminations	Total
Nine Months Ended January 31, 2003 (1)

Outside Revenues	$—	$326,402
Inter-segment Revenues	(81,814)	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	—	6,449
Total Assets	$—	$586,513

	Eastern Region	Central Region	Western Region	Recycling	Other
Nine Months Ended January 31, 2004

Outside Revenues	$127,502	$76,372	$57,374	$56,420	$12,752
Inter-segment Revenues	38,002	36,864	11,583	3,489	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(5,082)	14,512	1,284	2,573	(2,633)
Total Assets	$270,527	$114,938	$118,214	$67,920	$79,571

	Eliminations	Total
Nine Months Ended January 31, 2004

Outside Revenues	$—	$330,420
Inter-segment Revenues	(89,938)	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	—	10,654
Total Assets	$—	$651,170

(1) Segment data for the three and nine months ended January 31, 2003 have been restated to conform to the classification of data for the current fiscal year.

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Collection	$46,945	$51,158	$149,255	$161,997
Landfill/disposal facilities	13,993	17,071	46,978	52,447
Transfer	10,369	11,088	36,835	39,748
Recycling	21,001	25,241	61,180	72,934
Brokerage	3,493	—	32,154	3,294
Total revenues	$95,801	$104,558	$326,402	$330,420

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

The Company has not accounted for either of these transactions as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyer. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and are being reduced as payments are made.

13.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2003 and January 31, 2004; the condensed consolidating results of operations for the three and nine months ended January 31, 2003 and 2004; and the condensed consolidating statements of cash flows for the nine months ended January 31, 2003 and 2004 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2003
(Unaudited)
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,188	$2,686	$778	$—	$15,652
Accounts receivable – trade, net of allowance for doubtful accounts	485	44,155	1,009	—	45,649
Prepaid expenses	613	5,138	155	—	5,906
Inventory	—	1,740	—	—	1,740
Deferred taxes	3,504	—	771	—	4,275
Other current assets	1,237	1,103	10,715	—	13,055
Total current assets	18,027	54,822	13,428	—	86,277

Property, plant and equipment, net of accumulated depreciation and amortization	2,996	294,109	5,223	—	302,328
Intangible assets, net	—	162,696	—	—	162,696
Investment in subsidiaries	(43,783)	—	—	43,783	—
Investments in unconsolidated entities	7,778	31,341	—	(4,379)	34,740
Assets under contractual obligation	—	3,844	—	—	3,844
Other non-current assets	11,046	1,238	472	—	12,756

	(21,963)	493,228	5,695	39,404	516,364

Intercompany receivable	507,820	(509,887)	(2,312)	4,379	—

	$503,884	$38,163	$16,811	$43,783	$602,641

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	1,500	1,777	1,257	—	4,534
Accounts payable	1,350	32,285	108	—	33,743
Accrued payroll and related expenses	1,368	6,015	—	—	7,383
Accrued interest	5,373	2	—	—	5,375
Accrued closure and post-closure costs, current portion	—	2,286	676	—	2,962
Other current liabilities	7,203	5,617	8,655	—	21,475

Total current liabilities	16,794	47,982	10,696	—	75,472

Long-term debt, less current maturities	298,500	2,318	1,571	—	302,389
Capital lease obligations, less current maturities	141	1,828	—	—	1,969
Accrued closure and post closure costs, less current portion	—	21,977	1,010	—	22,987
Deferred income taxes	5,473	—	—	—	5,473
Other long-term liabilities	—	10,047	1,328	—	11,375

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	—	—	—	63,824

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 shares	228	101	100	(201)	228
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	542	1,190	—	(1,190)	542
Additional paid-in capital	270,068	47,885	2,825	(50,710)	270,068
Accumulated deficit	(151,696)	(95,165)	(719)	95,884	(151,696)
Total stockholders’ equity	119,152	(45,989)	2,206	43,783	119,152

	$503,884	$38,163	$16,811	$43,783	$602,641

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,089	$6,414	$792	$—	$9,295
Deferred income taxes	5,461	—	974	—	6,435
Other current assets	4,556	51,068	13,038	(1,063)	67,599
Total current assets	12,106	57,482	14,804	(1,063)	83,329

Property, plant and equipment, net of accumulated depreciation and amortization	2,601	332,499	1,756	—	336,856
Goodwill	—	164,328	—	—	164,328
Investment in unconsolidated entities	13,105	34,712	249	(4,379)	43,687
Investment in subsidiaries	(26,059)	—	—	26,059	—
Assets under contractual obligation	—	5,737	—	—	5,737
Other non-current assets	10,562	6,352	319	—	17,233
	209	543,628	2,324	21,680	567,841

Intercompany receivable	542,837	(546,361)	(855)	4,379	—

	$555,152	$54,749	$16,273	$24,996	$651,170

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS ‘ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$299	$476	$6	$—	$781
Accrued interest	8,895	2	—	—	8,897
Accrued closure and post-closure costs, current portion	—	448	17	—	465
Other current liabilities	10,392	45,230	13,319	(1,063)	67,878
Total current liabilities	19,586	46,156	13,342	(1,063)	78,021

Long-term debt, less current maturities	325,250	2,493	635	—	328,378
Deferred income taxes	10,326	—	—	—	10,326
Other long-term liabilities	17	32,988	1,467	—	34,472

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	66,248	—	—	—	66,248

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,189,000 shares	232	100	100	(200)	232
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive loss	(27)	1,073	—	(1,073)	(27)
Additional paid-in capital	271,829	47,589	3,073	(50,662)	271,829
Accumulated deficit	(138,319)	(75,650)	(2,344)	77,994	(138,319)
Total stockholders’ equity	133,725	(26,888)	829	26,059	133,725

	$555,152	$54,749	$16,273	$24,996	$651,170

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2003
(Unaudited)
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$94,600	$4,436	$(3,235)	$95,801

Operating expenses:
Cost of operations	(650)	62,092	3,646	(3,235)	61,853
General and administration	(56)	13,751	102	—	13,797
Depreciation and amortization	462	10,630	535	—	11,627
	(244)	86,473	4,283	(3,235)	87,277
Operating income	244	8,127	153	—	8,524

Other expense/(income), net:
Interest income	(6,793)	(350)	(38)	7,108	(73)
Interest expense	6,659	6,944	83	(7,108)	6,578
Income from equity method investments	(2,941)	(607)	—	2,941	(607)
Loss on debt extinguishment	3,649	—	—	—	3,649
Other expense	1,293	(372)	(266)	—	655
Other expense, net	1,867	5,615	(221)	2,941	10,202

Loss from continuing operations before income taxes and discontinued operations	(1,623)	2,512	374	(2,941)	(1,678)
Benefit for income taxes	(840)	—	(16)	—	(856)

Loss from continuing operations before discontinued operations	(783)	2,512	390	(2,941)	(822)
Reclassification adjustment from discontinued operations, net	—	39	—	—	39
Net loss	(783)	2,551	390	(2,941)	(783)
Preferred stock dividend	778	—	—	—	778
Net loss available to common stockholders	$(1,561)	$2,551	$390	$(2,941)	$(1,561)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantors	Non – Guarantors	Elimination	Consolidated

Revenues	$—	$102,853	$3,937	$(2,232)	$104,558

Operating expenses:
Cost of operations	364	67,013	2,659	(2,232)	67,804
General and administration	770	13,748	215	—	14,733
Depreciation and amortization	454	12,744	1,416	—	14,614
	1,588	93,505	4,290	(2,232)	97,151
Operating income	(1,588)	9,348	(353)	—	7,407

Other expense/(income), net:
Interest income	(6,024)	(345)	(24)	6,340	(53)
Interest expense	6,315	6,313	43	(6,340)	6,331
Income from equity method investments	(4,346)	(1,171)	—	4,346	(1,171)
Other income	(165)	(154)	(24)	—	(343)
Other expense, net	(4,220)	4,643	(5)	4,346	4,764

Income from continuing operations before income taxes	2,632	4,705	(348)	(4,346)	2,643
Provision for income taxes	1,142	—	11	—	1,153

Net income	1,490	4,705	(359)	(4,346)	1,490
Preferred stock dividend	818	—	—	—	818
Net income available to common stockholders	$672	$4,705	$(359)	$(4,346)	$672

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 2003
(Unaudited)
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$323,633	$9,842	$(7,073)	$326,402

Operating expenses:
Cost of operations	481	211,714	8,694	(7,073)	213,816
General and administration	236	42,304	432	—	42,972
Depreciation and amortization	1,360	33,076	1,479	—	35,915
	2,077	287,094	10,605	(7,073)	292,703
Operating income	(2,077)	36,539	(763)	—	33,699

Other expense/(income), net:
Interest income	(20,955)	(1,061)	(130)	21,912	(234)
Interest expense	20,769	21,510	298	(21,912)	20,665
Income from equity method investments	45,844	(2,357)	—	(45,844)	(2,357)
Loss on debt extinguishment	3,649	—	—	—	3,649
Minority interest	—	—	(152)	—	(152)
Other expense	1,382	(295)	(180)	—	907
Other expense, net	50,689	17,797	(164)	(45,844)	22,478

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(52,766)	18,742	(599)	45,844	11,221
Provision for income taxes	4,701	1	70	—	4,772

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(57,467)	18,741	(669)	45,844	6,449
Cumulative effect of change in accounting principle, net	—	(63,916)	—	—	(63,916)
Net loss	(57,467)	(45,175)	(669)	45,844	(57,467)
Preferred stock dividend	2,306	—	—	—	2,306
Net loss available to common stockholders	$(59,773)	$(45,175)	$(669)	$45,844	$(59,773)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$324,763	$12,637	$(6,980)	$330,420

Operating expenses:
Cost of operations	573	211,364	9,057	(6,980)	214,014
General and administration	977	42,327	783	—	44,087
Depreciation and amortization	1,381	38,382	4,593	—	44,356
	2,931	292,073	14,433	(6,980)	302,457
Operating income	(2,931)	32,690	(1,796)	—	27,963

Other expense/(income), net:
Interest income	(17,908)	(1,023)	(73)	18,812	(192)
Interest expense	18,783	18,536	155	(18,812)	18,662
Income from equity method investments	(18,609)	(2,069)	—	18,609	(2,069)
Other income	(177)	(468)	(78)	—	(723)
Other expense, net	(17,911)	14,976	4	18,609	15,678

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	14,980	17,714	(1,800)	(18,609)	12,285
Provision for income taxes	1,603	(1)	29	—	1,631

Income from continuing operations before cumulative effect of change in accounting principle	13,377	17,715	(1,829)	(18,609)	10,654
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income	13,377	20,233	(1,624)	(18,609)	13,377
Preferred stock dividend	2,423	—	—	—	2,423
Net income available to common stockholders	$10,954	$20,233	$(1,624)	$(18,609)	$10,954

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$(697)	34,557	$2,917	$—	$36,777
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6)	(30,637)	(1,518)	—	(32,161)
Other	—	(694)	—	—	(694)
Net Cash Used In Investing Activities	(6)	(31,331)	(1,518)	—	(32,855)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	373,155	1,073	1,243	—	375,471
Principal payments on long-term debt	(350,683)	(2,832)	(562)	—	(354,077)
Deferred financing costs	(11,119)	—	—	—	(11,119)
Proceeds from exercise of stock options	427	—	—	—	427
Intercompany borrowings	(70)	1,451	(1,381)	—	—
Net Cash Provided by Financing Activities	11,710	(308)	(700)	—	10,702
Net increase in cash and cash equivalents	11,007	2,918	699	—	14,624
Cash and cash equivalents, beginning of period	4,362	(2,377)	2,313	—	4,298
Cash and cash equivalents, end of period	$15,369	$541	$3,012	$—	$18,922

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$42	43,625	$2,771	$—	$46,438
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(31,889)	—	—	(31,889)
Payments under landfill operating lease contracts	—	(4,305)	—	—	(4,305)
Additions to property, plant and equipment	(4,198)	(32,118)	(1,126)	—	(37,442)
Advances to unconsolidated entities	(7,074)	—	—	—	(7,074)
Other	—	966	—	—	966
Net Cash Used In Investing Activities	(11,272)	(67,346)	(1,126)	—	(79,744)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	124,828	—	—	—	124,828
Principal payments on long-term debt	(98,740)	(1,248)	(945)	—	(100,933)
Intercompany borrowings	(28,011)	28,697	(686)	—	—
Other	3,054	—	—	—	3,054
Net Cash Provided by Financing Activities	1,131	27,449	(1,631)	—	26,949
Net decrease in cash and cash equivalents	(10,099)	3,728	14	—	(6,357)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$2,089	$6,414	$792	$—	$9,295

14.          SUBSEQUENT EVENTS

On February 2, 2004, the Company issued $45,000 of 9.75% senior subordinated notes due 2013.  Proceeds from the issuance were used to repay outstanding indebtedness under the Company’s revolving credit facility and to pay transaction costs related to the offering and will be used for general corporate purposes, including acquisitions.  On February 20, 2004, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer pursuant to which senior subordinated notes (the “exchange notes”) identical in terms and in principal amount to the notes issued on February 2, 2004 (the “old notes”) would be issued in exchange for the old notes.  The exchange notes, when issued, will be freely transferable under the Securities Act of 1933, as amended.  The Securities and Exchange Commission declared the registration statement on Form S-4 effective on March 2, 2004, and on that date the Company commenced an exchange offer whereby each holder of the old notes is being given an opportunity to exchange the old notes for exchange notes which are equal in principal amount to the old notes surrendered.

On February 5, 2004, the Company completed transactions with the State of Maine and Georgia-Pacific,

pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia-Pacific and the Company became the operator of that facility under a 30-year operating and service agreement between the Company and the State of Maine.  Under the terms of the agreement, the Company provided to the State of Maine, and the State of Maine will in turn provide to Georgia-Pacific, a cash payment of $12,500 and letters of credit totaling $13,500, which become payable upon the issuance of an expansion permit for an additional 7 million cubic yards of commercial capacity at the landfill.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of March 4, 2004, the Company owned and/or operated seven Subtitle D landfills, three landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 33 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

On June 5, 2003, we entered into a construction, operation and management agreement with the Town of Templeton, Massachusetts for the operation of the Templeton sanitary landfill. On February 19, 2004, a special town meeting approved a petitioned article banning out-of-town waste at the landfill.  As a result, we will seek to work with officials from the town regarding our agreement with the town.  We expect our landfill permitting and construction process to be delayed as a result of this vote.

In December 2003 the Company commenced operations at Ontario County Landfill, after executing a twenty-five year operation, management and lease agreement with Ontario County, New York.  The Landfill is permitted to accept 2,000 tons per day of municipal solid waste.  On February 5, 2004, the Company completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia-Pacific and the Company became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine.  On August 28, 2003, the Company announced that it was selected by the McKean County, Pennsylvania Solid Waste Authority as the successful bidder to negotiate a service agreement to operate and develop the county’s landfill.  The Company cannot assure that any or all of these landfill management contracts will result in successful operations at the respective sites.

The Company’s revenues increased from $95.8 million for the three months ended January 31, 2003 to $104.6 million for the three months ended January 31, 2004.  From May 1, 2002 through April 30, 2003, the Company acquired eight solid waste collection, transfer, disposal and recycling operations.  Between May 1, 2003 and January 31, 2004 the Company acquired eight solid waste collection, transfer, disposal and recycling operations.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included together with those of the Company from the actual dates of the acquisitions and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of the Company’s brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  For the nine months ended January 31, 2004 and 2003, the transferred brokerage and recycling businesses accounted for $3.3 million and $32.1 million, respectively, of the Company’s revenues.

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

General

Revenues

The Company’s revenues in the Eastern, Central and Western regions are primarily attributable to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues included revenues from commercial brokerage and recycling operations through June 30, 2003, when those operations were sold.

Effective August 1, 2000, the Company contributed its cellulose insulation assets to a joint venture with Louisiana-Pacific, and accordingly, since that date has recognized half of the joint venture’s net income/(loss) on the equity method in its results of operations.  In addition, included in “Other” segment, the Company has ancillary revenues including major customer accounts and in the nine months ended January 31, 2003, residue recycling operations.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  For the nine months ended January 31, 2004 the percentages of revenues shown below reflect revenues from the commercial brokerage and recycling operations through June 30, 2003 and no revenues from the export brokerage business, sold in September 2002.  The reduction in these revenues caused the percentages of the remaining operations to increase in the quarter ended January 31, 2003.  Excluding the effect of brokerage revenues, revenues as a percentage of total revenue for collection and transfer were down slightly in the three and nine month periods ended January 31, 2004 compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the large increase in recycling revenue dollars.  The increase in landfill/disposal revenues as a percentage of total revenues is due to increased volumes and landfill acquisition and operating contract arrangements.  The increase in recycling revenues as a percentage of total revenues in the three and nine months ended January 31, 2004 is mainly due to increased volumes and prices.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Collection	49.0%	48.9%	45.7%	49.0%
Landfill/disposal facilities	14.6	16.3	14.4	15.9
Transfer	10.8	10.6	11.3	12.0
Recycling	21.9	24.2	18.8	22.1
Brokerage	3.7	0.0	9.8	1.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker’s compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties.  Cost of operations also includes accretion expense related to landfill capping, closure and post closure, leachate treatment and disposal costs.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	64.6	64.9	65.5	64.8
General and administration	14.4	14.1	13.2	13.3
Depreciation and amortization	12.1	13.9	11.0	13.4
Operating income	8.9	7.1	10.3	8.5
Interest expense, net	6.8	6.0	6.3	5.6
Income from equity method investments	(0.6)	(1.1)	(0.7)	(0.6)
Loss on debt extinguishment	3.8	—	1.1	—
Other (income)/expense, net	0.7	(0.3)	0.2	(0.2)
Provision (benefit) for income taxes	(0.9)	1.1	1.4	0.5
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(0.9% )	1.4%	2.0%	3.2%

Three Months Ended January 31, 2004

Revenues. Revenues increased $8.8 million, or 9.2% to $104.6 million in the quarter ended January 31, 2004 from $95.8 million in the quarter ended January 31, 2003.  The revenue increase in the quarter is attributable to an increase in core solid waste revenues of $2.3 million, primarily due to volume and price increases, and higher recycling volumes and prices which resulted in a net increase in recycling revenues of $3.3 million.  Revenues from the rollover effect of acquired businesses accounted for $7.3 million in the quarter, partially offset by loss of revenues from businesses divested amounting to $4.1 million.

Cost of operations. Cost of operations increased $5.9 million or 9.5% to $67.8 million in the quarter ended January 31, 2004 from $61.9 million in the quarter ended January 31, 2003.  As a percentage of revenues, cost of operations remained relatively constant at 64.9% in the quarter ended January 31, 2004 compared to 64.6% in the prior year.  The increase in cost of operations expenses in the quarter is primarily due to the effect of acquired businesses and a net increase in material purchases resulting from higher recycling volumes, which were partially offset by lower commodity purchases resulting from the divestiture of the export and domestic brokerage business.

General and administration. General and administration expenses increased $0.9 million, or 6.5% to $14.7 million in the quarter ended January 31, 2004 from $13.8 million in the quarter ended January 31, 2003, and decreased as a percentage of revenues to 14.1% in the quarter ended January 31, 2004 from 14.4% in the prior year comparable period.  The increase in general and administration expenses was due to higher legal, travel and bad debt costs.

Depreciation and amortization.  Depreciation and amortization expense increased $3.0 million, or 25.9%, to $14.6 million in the quarter ended January 31, 2004 from $11.6 million in the quarter ended January 31, 2003.  While depreciation expense was up $0.5 million between periods, the increase was primarily attributable to higher landfill amortization due to increased landfill volumes and as a result of adopting SFAS No. 143.  Depreciation and amortization expense as a percentage of revenue increased to 13.9% in the quarter ended January 31, 2004 from 12.1% in the quarter ended January 31, 2003 which resulted mainly from the increase in landfill amortization expense.

Interest expense, net. Net interest expense decreased $0.2 million, or (3.1)% to $6.3 million in the quarter ended January 31, 2004 from $6.5 million in the quarter ended January 31, 2003.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable debt in the current fiscal quarter, versus last year.  Net interest expense, as a percentage of revenues decreased to 6.0% in the quarter ended January 31, 2004 from 6.8% in the quarter ended January 31, 2003.

Loss on debt extinguishment.  In quarter ended January 31, 2003, the Company entered into a new senior secured credit facility resulting in the write off of $3.7 million in debt financing costs associated with the old senior secured credit facility.

Income from equity method investments.  Income for the quarter ended January 31, 2004 and 2003 was from U.S. GreenFiber LLC (“GreenFiber”), the Company’s 50% owned joint venture.  Income from this equity method investment increased $0.6 million to $1.2 million in the quarter ended January 31, 2004 mainly due to higher contractor sales.

Other (income)/expense, net.  Other income in the quarter ended January 31, 2004 was $0.3 million compared to other expense of $0.7 million in the quarter ended January 31, 2003.  Other income in the quarter ended January 31, 2004 consisted primarily of gains on sales of fixed assets.  Other expense in the quarter ended January 31, 2003 included a charge of $1.3 million to unwind certain interest rate swap arrangements associated with the old senior secured credit facility.  Offsetting this charge was a gain on the sale of other assets of $0.3 million and a gain on the conclusion of the American Ash Recovery Technologies (“AART”) contract of $0.3 million.

Provision (benefit) for income taxes. Provision for income taxes increased $2.0 million to $1.2 million for the quarter ended January 31, 2004 from an income tax benefit of $0.8 million for the quarter ended January 31, 2003.  The effective tax rate decreased to 43.6% in the quarter ended January 31, 2004 from 51.0% in the quarter ended January 31, 2003 primarily due to an increase in pre-tax income from continuing operations for the quarter.

Reclassification adjustment from discontinued operations, net. In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain historical discontinued accounting treatment for this operation.  Therefore the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for the quarter ended January 31, 2003.  Also in connection with the discontinued accounting treatment recorded in fiscal 2001, estimated future losses from this operation had been recorded and classified as losses from discontinued operations.  This amount has been reclassified and offset against actual losses from operations for the quarter ended January 31, 2003.

Nine months ended January 31, 2004

Revenues.  Revenues increased $4.0 million, or 1.2% to $330.4 million in the nine months ended January 31, 2004 from $326.4 million in the nine months ended January 31, 2003.  The revenue increase is attributable to an increase in core solid waste revenues of $11.0 million due to volume and price increases, and higher recycling volumes and prices which resulted in a net increase in recycling revenues of $6.7 million.  Loss of revenues from businesses divested amounted to $28.7 million, partially offset by the roll-over effect of businesses acquired of $15.0 million.

Cost of operations.  Cost of operations increased $0.2 million or .09% to $214.0 million in the nine months ended January 31, 2004 from $213.8 million in the nine months ended January 31, 2003.  Cost of operations as a percentage of revenues decreased to 64.8% in the nine months ended January 31, 2004 from 65.5% in the prior year.  The decrease mainly arose from lower commodity purchases resulting from the divestiture of the export and domestic brokerage businesses.

General and administration.  General and administration expenses increased $1.1 million, or 2.6% to $44.1 million in the nine months ended January 31, 2004 from $43.0 million in the nine months ended January 31, 2003, and increased as a percentage of revenues to 13.3% in the nine months ended January 31, 2004 from 13.2% in the nine months ended January 31, 2003.  The increase in general and administrative costs was due to higher bad debt and travel costs.

Depreciation and amortization.  Depreciation and amortization expense increased $8.4 million, or 23.4%, to $44.3 million in the nine months ended January 31, 2004 from $35.9 million in the nine months ended January 31, 2003.  While depreciation expense was up $1.4 million between periods, the increase was primarily attributable to higher landfill amortization due to increased landfill volumes and as a result of adopting SFAS No. 143. Depreciation and amortization expense as a percentage of revenue rose to 13.4% in the quarter ended January 31, 2004 from 11.0% in the quarter ended January 31, 2003 which resulted from the higher landfill amortization expense.

Interest expense, net.  Net interest expense decreased $1.9 million, or (9.3)% to $18.5 million in the nine months ended January 31, 2004 from $20.4 million in the nine months ended January 31, 2003.  This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current period, versus last year.  Interest expense, as a percentage of revenues decreased to 5.6% in the nine months ended January 31, 2004 from 6.3% in the nine months ended January 31, 2003.

Income from equity method investments.  Income for the nine months ended January 31, 2004 was solely from GreenFiber.  Equity income from GreenFiber decreased $0.3 million to $2.1 million in the nine months ended January 31, 2004 compared to $2.4 million in the nine months ended January 31, 2003.  Equity income from GreenFiber in the nine months ended January 31, 2003 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.

Loss on debt extinguishment.  For the nine months ended January 31, 2003, we entered into a new senior secured credit facility resulting in the write off of $3.7 million in debt financing costs associated with the old senior secured credit facility.

Minority interest. Minority interest in the nine months ended January 31, 2003 reflects a minority owner’s interest in the Company’s majority owned subsidiary, AART.  AART completed its ash operation contract and closed its operations in the nine months ended January 31, 2003.

Other (income)/expense, net.  Other income in the nine months ended January 31, 2004 was $0.7 million compared to other expense of $0.9 million in the nine months ended January 31, 2003.  Other income in the nine months ended January 31, 2004 consisted primarily of gains on sales of fixed assets.  Other expense in the quarter ended January 31, 2003 included a charge of $1.3 million to unwind certain interest rate swap arrangements associated with the old senior secured credit facility.  Offsetting this charge was a gain on the sale of other assets of $0.1 million and a gain on the conclusion of the AART contract of $0.3 million.

Provision (benefit) for income taxes.  Provision for income taxes decreased $3.1 million in the nine months ended January 31, 2004 to $1.6 million from $4.8 million in the nine months ended January 31, 2003.  The effective tax rate decreased to 13.3% in the nine months ended January 31, 2004 from 42.5% in the nine months ended January 31, 2003 primarily due to a decrease in the valuation for loss carryforwards of $3.9 million as utilization of the Company’s tax losses is more certain, which impacted the Company’s effective tax rate for the first two quarters of fiscal 2004.

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

Effective May 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  Goodwill was determined to be impaired and the amount of $63.9 million (net of tax benefit of $0.2 million) was charged to earnings in the period ended January 31, 2003 as a cumulative effect of change in accounting principle.  The goodwill impairment charge was related to our waste-to-energy operation, Maine Energy, and the brokerage business of the FCR Recycling segment, both of which were acquired as part of our acquisition of KTI. At the time of acquisition, we recorded the fair value of these businesses using an independent third party valuation.  The underlying assumptions used to establish the value of these businesses, including earnings projections, commodity pricing assumptions and industry valuation multiples for recycling products, were not realized.  Accordingly, goodwill impairment charges were recorded as the net book value of these businesses exceeded their fair value.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $4.0 million at January 31, 2004 compared to a net working capital deficit of $4.8 million at April 30, 2003.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the increase were higher levels of restricted cash and an increase in the current portion of deferred income taxes along with lower trade payables and current closure/post-closure cost accruals.  This was partially offset by higher interest and other accruals.

The Company has a $325.0 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $175.0 million Senior Secured Revolving Credit Facility (‘‘Revolver’’) and a Senior Secured Term ‘‘B’’ Loan, which had an outstanding balance of $148.5 million at January 31, 2004 (‘‘Term Loan’’). The Company has the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50.0 million at the Company’s discretion, provided that the Company is not in default at the time of the increase, subject to the receipt of commitments from lenders for such additional amount.  On August 26, 2003, the Company amended the terms of the Term Loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium for the first two years following the date of the amendment.

The term loan and revolving credit facility agreement contains covenants that may limit the Company’s activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of January 31, 2004, the Company considered the profitability covenant, which requires the Company’s cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of January 31, 2004, the Company was in compliance with this covenant as the Company reported consolidated adjusted net income of $5.5 million for the six months ended January 31, 2004. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with such definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.

As of January 31, 2004, the Company had available borrowing capacity under its revolving credit facility of up to $116.7 million, subject to the Company’s ability to meet certain borrowing conditions.  The available amount is net of outstanding irrevocable letters of credit amounting to $30.0 million.  This credit facility is secured by all of the Company’s assets, including its interest in the equity securities of its subsidiaries.  The Revolver matures in January 2008 and the Term Loan matures in January 2010.

As of January 31, 2004, the Company had outstanding $150.0 million of 9.75% senior subordinated notes (the ‘‘notes’’) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock subject to the Company meeting a minimum consolidated fixed charge ratio. The notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.  Pursuant to the terms of the agreements under which the notes were issued, the Company, on August 18, 2003 commenced an exchange offer pursuant to which holders of the notes have the right to exchange the notes for substantially similar registered notes.  The exchange offer was completed on September 24, 2003.

On February 2, 2004, the Company issued an additional $45.0 million of 9.75% senior subordinated notes due 2013.  Proceeds from the issuance were used to repay outstanding indebtedness under the Company’s revolving credit facility and to pay transaction costs related to the offering and will be used for general corporate purposes, including acquisitions.  On February 20, 2004, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer pursuant to which senior subordinated notes (the “exchange notes”) identical in terms and in principal amount to the notes issued on February 2, 2004 (the “old notes”) would be issued in exchange for the old notes.  The exchange notes, when issued, will be freely transferable under the Securities Act of 1933, as amended.  The Securities and Exchange Commission declared the registration statement on Form S-4 effective on March 2, 2004, and on that date the Company commenced an exchange offer whereby each holder of the old notes is being given an opportunity to exchange the old notes for exchange notes which are equal in principal amount to the old notes surrendered.

Net cash provided by operating activities amounted to $46.4 million for the nine months ended January 31, 2004 compared to $36.8 million for the same period of the prior fiscal year.  The increase was mainly due to changes in the Company’s working capital.

Net cash used in investing activities was $79.7 million for the nine months ended January 31, 2004 compared to $32.9 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to a higher level of acquisitions, capital expenditures, advances to unconsolidated entities and payments under landfill operating lease contracts.

Net cash provided by financing activities was $26.9 million for the nine months ended January 31, 2004 compared to $10.7 million provided by financing activities in the same period of the prior fiscal year.  The increase in cash provided by investing activities is primarily due to lower outlays on deferred financing costs, as well as higher net borrowings along with higher proceeds from the exercise of stock options.

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

As a result of the acquisition of KTI, the Company’s indebtedness increased substantially.  In addition, the Company’s indebtedness has increased further as a result of the Company’s new credit facility and the completion of the offerings of the senior subordinated notes.  The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions.  In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

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

In addition, the process of acquiring, developing and permitting additional disposal capacity is lengthy, expensive and uncertain. For example, the Company is currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by the Company’s wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at the Company’s existing landfills is limited by the remaining available volume at the Company’s landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills.  The Company typically reaches or approximates the Company’s daily and annual maximum permitted disposal capacity at all of the Company’s landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s waste stream will be limited and the Company may be required to increase the Company’s utilization of disposal facilities owned by third parties, which could reduce the Company’s revenues and/or the Company’s operating margins.  Although the Company has entered into several landfill operating contracts and has announced that it is the successful bidder for the operation of the McKean County Landfill in Pennsylvania, there can be no assurance that any or all of these landfill management contracts will result in successful operations at the respective sites or that the landfill projects will receive all necessary permits.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of March 4, 2004, approximately 5.1% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At March 4, 2004, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on March 4, 2004, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 30.1% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $53.0 million of long term debt has been fixed through two interest rate swaps.  The Company had interest rate risk relating to approximately $122.5 million of long-term debt at January 31, 2004.  The interest rate on the variable rate portion of long-term debt was approximately 3.9% at January 31, 2004.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.3 million for the quarter reported.  As a result of the issuance of the 9.75% senior subordinated notes on February 2, 2004, at March 4, 2004 the Company had interest rate risk relating to approximately $96.6 million.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. To minimize the Company’s commodity exposure, the Company is at January 31, 2004 party to twenty one commodity hedging agreements that have been authorized pursuant to the Company’s policies and procedures.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  If commodity prices were to change by 10%, the impact on the Company’s operating margin is estimated at $1.3 million for the quarter reported.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the applicable rules of the Securities and Exchange Commission, information as to material legal proceedings is presented in the Company’s Annual Report on Form 10-K, and information as to such legal proceedings is only included in this Quarterly Report on Form 10-Q and in any other Quarterly Report on Form 10-Q to the extent there have been material developments with respect to such proceedings.

The Company’s wholly owned subsidiary, North Country Environmental Services, Inc. (“NCES”), is a party to an appeal against the Town of Bethlehem, New Hampshire (“Town”) before the New Hampshire Supreme Court. The appeal arose from cross actions for declaratory and injunctive relief filed by NCES and the Town to determine the permitted extent of NCES’s landfill in the Town. The New Hampshire Superior Court in Grafton ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court issued its ruling, upholding the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court, which agreed to hear the case, except for the Company’s appeal of the Superior Court’s ruling denying attorney’s fees.  On March 1, 2004, the Supreme Court issued its opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.

On or about December 11, 2001, the Company was served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager. The bill in equity seeks an accounting related to non-compete tip fee payments from the Company to Ms. Hager pursuant to a 1993 release and settlement agreement. The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, the Company filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process. On March 18, 2002, the court granted the Company’s motion to stay. On August 5, 2002, the court extended the stay pending the arbitration process. On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice. On January 15, 2003, Ms. Hager filed a written request for arbitration with the American Arbitration Association.  On June 5, 2003, Mrs. Hager submitted a disclosure letter to the arbitration panel alleging that she is owed between $480,000 and $560,000. On July 7, 2003, Ms. Hager revised her claim to allege that she is owed between $637,000 and $1,000,000.   On March 9, 2004, the Company reached a settlement with Ms. Hager that resolves not only her claims to date but also any potential future claims as a result of applying the non-compete language prospectively.  The settlement includes (i) the pre-payment by the Company on June 1, 2004 of the amount of $400,000 reflecting the amount of $1.08 per ton for the next 372,000 tons disposed at the North Country Environmental Services Landfill; and (ii) payment by the Company of an additional $479,880 million over time commencing on June 1, 2004 at the rate of $1.29 per ton for the next 372,000 tons disposed at the North Country Environmental Services Landfill.

On or about December 3, 2003, Maine Energy Recovery Company (“Maine Energy”), the Company’s wholly-owned subsidiary, was served with a complaint filed in the United States District Court, District of Maine.  The complaint is a citizen suit under the federal Clean Air Act and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology.  In addition, the complaint alleges that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance.  The allegations relate to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents.  The complaint seeks an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees.  The Company is currently working with the Maine Department if Environmental Protection to determine the extent of any VOC emissions and whether any further action is necessary.

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

(b)           Reports on Form 8-K:

(1)   Form 8-K, dated and filed January 22, 2004, in which the Company announced its intention to offer $45.0 million aggregate principal amount of 9.75% senior subordinated notes due 2013.

(2)   Form 8-K, dated and filed January 22, 2004, in which the Company disclosed the status, as of the date thereof, of (i) certain landfill development projects being undertaken by the Company, (ii) its fiscal year 2004 outlook and (iii) certain previously unreported legal proceedings.

(3)   Form 8-K, dated and filed January 23, 2004, in which the Company announced the pricing of its previously announced offering of an additional $45.0 million aggregate principal amount of 9.75% senior subordinated notes due 2013 to be issued in an institutional private placement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: March 12, 2004	By:	/s/ Richard A. Norris
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