Form 10-K
period 2004-04-30
CASELLA WASTE SYSTEMS INC
filed 2004-06-25
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price of the registrant’s Class A common stock at the close of business on October 31, 2003 was $269,498,696. The Company does not have any non-voting common stock outstanding.

There were 23,496,455 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of June 14, 2004.  There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of June 14, 2004.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I – Business - “Executive Officers and Other Key Employees of the Company” and with respect to certain equity compensation plan information which is set forth under Part III-”Equity Compensation Plan Information”) have been omitted from this Annual Report on Form 10-K, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States.  We believe we are currently the number one or number two provider of solid waste collection services in 80% of the areas served by our collection divisions.  As of June 14, 2004, we owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 34 transfer stations, 39 recycling facilities, one waste-to-energy facility and a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

Overview of Our Business

Background.    Casella Waste Systems, Inc. a Delaware Corporation, was founded in 1975 as a single truck operation in Rutland, Vermont and subsequently expanded to include operations in New Hampshire, Maine, upstate New York, northern Pennsylvania and eastern Massachusetts. In 1993, we initiated an acquisition strategy to take advantage of anticipated reductions in available landfill capacity in Vermont and surrounding states due to increasing environmental regulation and other market forces driving consolidation in the solid waste services industry. In 1995, we expanded our operations from Vermont and New Hampshire to Maine with the acquisition of the companies comprising New England Waste Services of ME, Inc., and in January 1997 we established a market presence in upstate New York and northern Pennsylvania through our acquisition of Superior Disposal Services, Inc.’s business. From May 1, 1994 through December 30, 1999, we acquired 161 solid waste businesses, including five Subtitle D landfills.

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

•        FCR, which consisted of 18 recycling facilities (now 23) that process and market recyclable materials under long-term contracts with municipalities and commercial customers. FCR also included a brokerage business;

•        Transfer and collection operations which were “tuck-ins” to our existing Maine operations; and

•        Cellulose insulation plants which manufacture cellulose insulation for use in residential dwellings and manufactured housing and which consume significant fiber produced from the residential recycling business of FCR.

Following our acquisition of KTI in December 1999 through 2002, we focused on the integration of KTI and the divestiture of non-core KTI assets, which included tire recycling assets, commercial recycling facilities, mulch recycling, certain waste-to-energy facilities in Florida and Virginia, a waste-to-oil remediation facility and a broker and a processor of high density polyethylene. We also sold our majority interest in Penobscot Energy Recovery Company, LP (“PERC”), which we acquired as part of KTI.  As part of this divestiture program, in the fourth quarter of fiscal year 2001, we incurred non-recurring charges of $111.7 million, of which $90.6 million were non-cash, relating to the impairment of goodwill from the acquisition of KTI, the closure of certain facilities, severance payments to terminated employees and losses on sale of non-core assets. We have completed the divestiture program for aggregate consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce our indebtedness.

In September 2002, we transferred our export brokerage operations to former employees who had been responsible for managing that business. Effective April 1, 2004, we completed the sale of the export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million. In June 2003, we transferred our domestic brokerage operations and a commercial recycling business to employees who managed those businesses, in exchange for notes receivable amounting up to $6.9 million.

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

Material Recycling Facilities.    Our material recycling facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR, we operate 20 MRFs in geographic areas not served by our collection divisions or disposal facilities and three in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing and tipping fees and commodity sales. These MRFs are large scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within our core solid waste services market area has generally maintained primary responsibility for recycling efforts.

Disposal Facilities.    We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.    The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2002, 2003 and 2004, for landfills we operated during the years then ended:

	April 30, 2002			April 30, 2003			April 30, 2004
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(3)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(3)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)(2)	Estimated Additional Permittable Capacity in Tons (1)(2)(3)	Estimated Total Capacity
Balance, beginning of period	6,996	2,968	9,964	8,951	17,185	26,136	7,313	22,314	29,627
Acquisitions	—	—	—	607	422	1,029	9,609	28,353	37,962
New expansions pursued (4)	—	17,201	17,201	(183)	5,663	5,480	—	225	225
Permits granted	3,334	(2,962)	372	—	—	—	97	—	97
Airspace consumed	(1,232)	—	(1,232)	(1,373)	—	(1,373)	(1,840)	—	(1,840)
Changes in engineering estimates	(147)	(22)	(169)	(689)	(956)	(1,645)	128	(555)	(427)
Balance, end of period	8,951	17,185	26,136	7,313	22,314	29,627	15,307	50,337	65,644

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

(2)                               Includes capacity of 280,000 tons at our NCES landfill which we are currently utilizing and an additional 225,000 tons of capacity within the original 51 acres which is deemed permittable.  Our right to utilize approximately 1.1 million tons of additional capacity outside of the original 51 acres was recently limited by the New Hampshire Supreme Court.  See “-Legal Proceedings.”

(3)                               Represents capacity which we have determined to be “permittable” in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received within the next two to five years; and (v) senior management has approved the project.

(4)                               Does not include certain expansion capacity which we are seeking at our NCES and Hyland landfills.  Since expansion capacity at our NCES landfill has been the subject of litigation, the capacity associated with the litigation, 1.1 million tons with an estimated useful life of 8.5 years, has been omitted. We have also omitted an additional approximately 5.0 million tons of capacity having an estimated useful life of 22.5 years at our Hyland landfill which is subject to a local permissive expansion referendum targeted for calendar year 2004 and our receipt of necessary permits.

NCES.    The North Country Environmental Services (“NCES”) landfill located in Bethlehem, New Hampshire serves the northern and central wastesheds of New Hampshire and certain contiguous Vermont and Maine wastesheds. Since the purchase of this landfill in 1994, we have consistently experienced expansion opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional permittable capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In July 2000, we received approval for approximately 600,000 tons of additional capacity, which we expect to last through June 2005. In addition, we have received state approval for an additional use of approximately 1.1 million tons, outside the original 51 acres, which has been limited by a ruling of the New Hampshire Supreme Court.  See “-Legal Proceedings.”

Waste USA.    The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds associated with the northern two-thirds of Vermont. The landfill is permitted to accept all residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since our purchase of this landfill in 1995, we have expanded the capacity of this landfill which we expect to last through approximately fiscal year 2006. We are currently in the process of applying for approximately 5.1 million tons of additional capacity which, at the current usage rate, would add an additional 20 years of capacity.  We expect to receive the permit for this additional capacity in fiscal year 2005.

Clinton County.    The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County pursuant to a 25-year lease which expires in 2021. The landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren and Washington Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes municipal solid waste, construction and demolition debris, and special waste which is approved by regulatory agencies. The facility is currently in the final stages of a multi-year landfill expansion permitting process which, if successful, would provide considerable additional volume beyond the current terms of the lease agreement. We have entered into extended agreements with the town and county applicable to this additional volume and expect to receive the necessary approvals during fiscal year 2005.

Pine Tree.    The Pine Tree landfill is located in Hampden, Maine. It is permitted to accept construction and demolition material, ash, front-end processing residues from the waste-to-energy facilities within the State of Maine and related sludges and special waste which is approved by regulatory agencies. In addition, it is permitted to accept municipal solid waste that is by-pass waste from the Maine Energy and PERC waste-to-energy facilities, as well as municipal solid waste that is in excess of the processing capacities of other waste-to-energy facilities within the State of Maine. In 2002 we received final approval for approximately 3.0 million cubic yards of additional capacity and we are currently developing our next expansion plan.

Hardwick.    The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, is permitted to accept construction and demolition material, municipal solid waste and certain difficult-to-manage wastes.  The facility currently is permitted to accept 400 tons per day of municipal solid waste with an annual permitted capacity of 88,400 tons of municipal solid waste.  The Hardwick landfill is located on an 18-acre property. In addition, we have an option to purchase approximately 160 additional acres that are adjacent to the landfill. We estimate that at its current permit limits, the facility has approximately between 10 and 11 years of operating life.

West Old Town.    On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia-Pacific and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. Under the terms of the agreements, we provided to the State of Maine, and the State of Maine provided to Georgia-Pacific an initial cash payment of $12.5 million and letters of credit in the respective amounts of $12.5 million and $1.0 million, which became payable upon the issuance of an expansion permit for an additional 10 million cubic yards of commercial capacity at the landfill.  The permit was issued in April, 2004, subject to appeal.  The Pine Tree and West Old Town landfills represent two of the three commercial landfills serving principal wastesheds in the State of Maine.

Southbridge.    On November 25, 2003, we acquired Wood Recycling, Inc. Wood Recycling has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre construction and demolition recycling facility and a 52-acre landfill permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. The contract has a remaining term of 12 years and is renewable by us for four additional five-year terms or until the landfill has reached full capacity, whichever is greater. The landfill has currently permitted volume of approximately 4.6 million tons and is authorized to accept up to 180,960 tons per year, consisting of 156,000 tons of residual material and 24,960 tons of municipal solid waste. The Massachusetts Department of Environmental Protection (“MADEP”) and the Massachusetts Office of the Attorney General (“MAAGO”) alleged that, under its prior owners, Wood Recycling violated certain solid and hazardous waste, air quality control, industrial wastewater and wetlands statutes and regulations at the recycling facility and landfill. We reached an agreement with MADEP on January 29, 2004, and an agreement with the MAAGO on May 6, 2004.  The MAAGO settlement provides for the payment of a penalty of $575,000 ($150,000 of which was conditionally suspended) and a payment of an additional $400,000 to improve the damaged wetlands or to purchase other conservation land.  These payments were contemplated by us in our determination of the purchase price for Wood Recycling.  The operations of the recycling facility were recommenced on January 29, 2004 as a result of the settlement with MADEP. See “—Regulation.”

Maine Energy Waste-to-Energy Facility.    We own a waste-to-energy facility, Maine Energy Recovery Company, Limited Partnership, (“Maine Energy”), which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Central Maine Power, an electric utility, and guarantees 100% of its electric generating capacity to CL Power Sales One, LLC. Maine Energy is part of the Eastern region. Our use of the facility is subject to permit conditions, some of which are opposed by local authorities. See “—Regulation” and “—Legal Proceedings.”

Templeton.    On June 5, 2003, we entered into a construction, operation and management agreement with the Town of Templeton, Massachusetts for the operation of the Templeton sanitary landfill. Construction and operation of the landfill is subject to permitting requirements.  On February 19, 2004, voters at a special town meeting approved a town by-law banning out-of-town waste at the landfill and related by-laws.  Accordingly, we are seeking to discuss the agreement with officials from the town to determine the appropriate next steps.  The landfill permitting and construction process will be delayed as a result of this vote.

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

Ontario.    We have completed negotiations and entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County Landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of a 387 acre landfill permitted to accept 624,000 tons per year of municipal solid waste. The landfill has a permitted capacity of 2.9 million tons and an additional 3.9 million tons expected to be approved in fiscal year 2005. Additional potential expansions include 8.7 million tons.

Hakes.    The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. We believe that the site has permittable capacity of over 3.0 million tons, based on existing regulatory requirements and local community support. We expect to apply for this expansion during the next 18 months and do not expect substantial opposition from the town. We have entered into a revised long-term host community agreement related to the expansion of the facility. In November, 2003 we were successful in securing an increase of our permitted volume capacity from 417 to 1,000 tons per day.

We also have rights to remaining capacity at a residual landfill and a construction and demolition landfill in Brockton, Massachusetts and Cheektowaga, New York, respectively, totaling approximately 293,000 tons as of April 30, 2004.  The Brockton landfill is expected to be closed by December 31, 2004.  The Cheektowaga landfill is expected to be closed in fiscal 2005. In addition, we own and/or operated six unlined landfills which are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

We manage our solid waste operations on a geographic basis through three regions, which we have designated as the Central, Eastern and Western regions and which each comprise a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations.

Within each geographic region, we organize our solid waste services around smaller areas that we refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities, some of which may be owned and operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each of these divisions is managed as a separate profit center, but operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.

Through its 23 material recycling facilities, FCR services 28 anchor contracts, which are long-term commitments of three years or greater to guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee committed by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 23 FCR facilities process recyclables collected from approximately 2.6 million households, representing a population of approximately 8.1 million.

The following table provides information about each operating region and FCR (as of June 14, 2004, except revenue information).

	Central region	Eastern region	Western region	FCR Recycling
Fiscal year 2004 revenues (in millions)	$100.8	$167.4	$77.7	$77.1
Solid waste collection operations	12	12	13	—
Transfer stations	14	9	10	1
Recycling facilities	5	9	2	23
Subtitle D landfills (1)	Bethlehem, NH Coventry, VT Schuyler Falls, NY	Hampden, ME Hardwick, MA West Old Town	Angelica, NY Ontario, NY	—

Other disposal facilities (2)	—	Southbridge, MA Biddeford, ME	Campbell, NY	—

(1)                               In addition, in June 2003 we signed a 20-year construction, operation and management agreement for a Subtitle D landfill located in Templeton, Massachusetts, which is not yet permitted or operating.  On February 19, 2004, voters at a special town meeting approved a town by-law banning out-of-town waste at the landfill and related by-laws.  The landfill permitting and construction process will be delayed as a result of this vote.

(2)                               The disposal facility located in Biddeford, Maine is a waste-to-energy facility. The Southbridge, Massachusetts disposal facility is permitted to accept construction and demolition material and a limited amount of municipal solid waste. The disposal facility located in Campbell, New York is a landfill permitted to accept only construction and demolition materials. We also have rights to the remaining air space capacity at a residual landfill and a construction and demolition landfill located in Brockton, Massachusetts and Cheektowaga, New York, respectively, totaling approximately 293,000 tons as of April 30, 2004.  The Brockton landfill is expected to be closed by December 31, 2004.  The Cheektowaga landfill is expected to be closed in fiscal 2005.

Central region.    The Central region consists of wastesheds located in Vermont, northwestern New Hampshire and eastern upstate New York. The portion of upstate New York served by the Central region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two permitted Subtitle D landfills in Vermont, and our NCES landfill in Bethlehem, New Hampshire is one of only six permitted Subtitle D landfills in New Hampshire. In the Central region, there are a total of 13 permitted Subtitle D landfills.

The Central region has become our most mature operating platform, as we have operated in this region since our inception in 1975. We have achieved a high degree of vertical integration of the wastestream in this region, resulting in stable cash flow performance. In the Central region, we also have a market leadership position. Our primary competition in the Central region comes from Waste Management, Inc. and Allied Waste Industries Inc. in the larger population centers (primarily southern New Hampshire and Eastern NY) and from smaller independent operators in the more rural areas. As our most mature region, we believe that future operating efficiencies will be driven primarily by improving our core operating efficiencies and providing enhanced customer service.

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

We entered the State of Maine in 1996 with our purchase of the assets comprising New England Waste Services of ME., Inc. in Hampden, Maine, which included the Pine Tree landfill.  Our acquisition of KTI in 1999 significantly improved our disposal capacity in this region by obtaining the Maine Energy waste-to-energy facility and provided an alternative internalization option for our solid waste assets in eastern Massachusetts.  In 2004, we obtained the right to operate the West Old Town landfill under a 30- year agreement with the State of Maine.  Our major competitor in the State of Maine is Waste Management, Inc., as well as several smaller local competitors.

We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. under court order following its acquisition of Browning Ferris Industries, Inc., and through the acquisition of smaller independent operators. In this region, we rely to a large extent on third party disposal capacity. We believe we have a greater opportunity to increase our internalization rates and operating efficiencies in the Eastern region through our ownership of the Hardwich landfill, which is currently permitted to accept 400 tons per day of municipal solid waste, and through the portion of the Southbridge landfill which is annually permitted to accept 156,000 tons of residual material and 24,960 tons of municipal solid waste. Our primary competitors in eastern Massachusetts are Waste Management, Inc., Allied Waste Industries, Inc., and smaller independent operators.

Western region.    The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown and Olean) and northern Pennsylvania (Wellsboro, PA). We entered the Western region with our acquisition of Superior Disposal Services, Inc.’s business in 1997 and have consistently expanded in this region largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester, Albany and Buffalo.

While we have achieved strong market positions in this region, we remain focused on increasing our vertical integration through the acquisition or privatization and operation of additional disposal capacity in the market. As compared to our other operating regions, the Western region, where we own the Hyland and Hakes landfills and operate the Ontario County landfill, presently contains an excess of disposal capacity as a result of the proliferation during the 1990s of publicly-developed Subtitle D landfills. As a result, we believe that opportunities exist for us to enter into long-term leasing arrangements and other strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, similar to our new long-term lease for the Ontario County landfill.  We expect that successful implementation of this strategy will lead to improved internalization rates.

Our primary competitors in the Western region are Waste Management, Inc., Republic Services Group, Inc. and Allied Waste Industries, Inc. in the larger urban areas and smaller independent operators in the more rural markets.

FCR Recycling.    FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 23 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long-term contracts. Ten of FCR’s facilities are leased, six are owned and seven are under operating contracts. In fiscal year 2004, FCR processed and marketed approximately 1,106,000 tons of recyclable materials. FCR’s facilities are principally located in key urban markets, including in Connecticut; North Carolina; New Jersey; Florida; Tennessee; Georgia; Michigan; New York; South Carolina; New Hampshire; Massachusetts; Wisconsin; Maine; and Halifax, Canada.

A significant portion of the material provided to FCR is delivered pursuant to 28 anchor contracts, which are long-term contracts.  The anchor contracts generally have a term of five to ten years and expire at various times between 2004 and 2028. The terms of each of the contracts vary, but all the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-fourth of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2004, 48% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2004, we were party to twenty-two commodity hedge contracts. These contracts expire between August 2005 and October 2006.

As part of our acquisition of KTI, we had acquired brokerage businesses which were focused on domestic and export markets. In September 2002, we transferred our export brokerage operations to employees who had been responsible for managing that business.  Effective April 1, 2004, we completed the sale of export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million. In June 2003, we transferred our domestic brokerage operations and a commercial recycling business to employees who managed those businesses. The brokerage business derived all of its revenues from the sale of recyclable materials, predominately old newspaper, old corrugated cardboard, mixed paper and office paper.  The brokers in the brokerage operation were required to identify both the buyer and the seller of the recyclable materials before committing to broker the transaction, thereby minimizing pricing risk, and were not permitted to enter into speculative trading of commodities.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in US GreenFiber LLC (“GreenFiber”), a joint venture with Louisana-Pacific. GreenFiber, which we believe is one of the largest manufacturers of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has eleven manufacturing facilities located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Denver, Colorado; and Waco, Texas. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 67% of its raw material costs, and is a major purchaser of FCR recycling fiber material produced at various facilities. GreenFiber, which we account for under the equity method, had revenues of $110.0 million for the twelve months ended April 30, 2004. For the same period, we recognized equity income from GreenFiber of $2.3 million.

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

Maintenance of a local presence and identity is an important aspect of our marketing plan, and many of our managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on all our containers and trucks. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

Employees

As of June 14, 2004, we employed approximately 2,600 persons, including approximately 500 professionals or managers, sales, clerical, data processing or other administrative employees and approximately 2,100 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 138 of our employees are covered by collective bargaining agreements. We believe relations with our employees to be satisfactory.

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

Effective July 1, 1999, we established a captive insurance company, Casella Insurance Company,

through which we are self-insured for worker’s compensation and, effective May 1, 2000, automobile coverage. Our maximum exposure in fiscal 2004 under the worker’s compensation plan is $500,000 per individual event with a $1,000,000 aggregate limit, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $500,000 per individual event with a $3,000,000 aggregate limit, after which reinsurance takes effect.

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

Raw Materials

Maine Energy received approximately 26% of its solid waste in fiscal year 2004 from 19 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

In fiscal year 2004, FCR received approximately 52% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The primary raw material for our insulation joint venture is newspaper. In fiscal year 2004, GreenFiber received approximately 17% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

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

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Annual Report on Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs to bring our operations into compliance, although there can be no assurance in this regard in the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

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

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”)

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

Among the wastes that are specifically designated as non-hazardous are household waste and “special” waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

The EPA regulations issued under Subtitle C of RCRA impose a comprehensive “cradle to grave” system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. Subtitle C regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where those businesses treat, store or dispose of such material. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA, and in many instances the EPA has delegated to those states the principal role in regulating businesses which are subject to those requirements. Some state regulations impose different, additional obligations.

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

We do not accept hazardous wastes for incineration at our waste-to-energy facility. We typically test ash produced at our waste-to-energy facility on a regular basis; that ash generally does not contain hazardous substances in sufficient concentrations or volumes to result in the ash being classified as hazardous waste. However, it is possible that future waste streams accepted for incineration could contain elevated volumes or concentrations of hazardous substances or that legal requirements will change, and that the resulting incineration ash would be classified as hazardous waste.

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

In October 1991, the EPA adopted the Subtitle D regulations under RCRA governing solid waste landfills. The Subtitle D regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Regulations generally require us to install groundwater monitoring wells at virtually all landfills we operate, to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection systems. The Subtitle D regulations also require facility owners or operators to control emissions of landfill gas (including methane) generated at landfills exceeding certain regulatory thresholds. State landfill regulations must meet these requirements or the EPA will impose such requirements upon landfill owners and operators in that state. Each state also must adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D regulatory criteria. Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D regulations.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”)

The Clean Water Act regulates the discharge of pollutants into the “waters of the United States” from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, “solid waste management facilities”). If run-off or collected leachate from our solid waste management facilities, or process or cooling waters generated at our waste-to-energy facility, is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off, leachate, or process or cooling water is discharged to a treatment facility that is owned by a local municipality. Numerous states have enacted regulations, which are equivalent to those issued under the Clean Water Act, but which also regulate the discharge of pollutants to groundwater. Finally, virtually all solid waste management facilities must comply with the EPA’s storm water regulations, which regulate the discharge of impacted storm water to surface waters.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)

CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for investigation and cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the existence of any of more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, under certain circumstances, or any other responsible party, responsible for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

The Clean Air Act of 1970, as amended (“Clean Air Act”)

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

The Clean Air Act regulates emissions of air pollutants from our waste-to-energy facility and certain of our processing facilities. The EPA has enacted standards that apply to those emissions. It is possible that the EPA, or a state where we operate, will enact additional or different emission standards in the future.

All of the federal statutes described above authorize lawsuits by private citizens to enforce certain provisions of the statutes. In addition to a penalty award to the United States, some of those statutes authorize an award of attorney’s fees to private parties successfully advancing such an action.

The Occupational Safety and Health Act of 1970, as amended (“OSHA”)

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

Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if this or similar legislation is enacted, states in which we operate landfills could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any of our landfills within those states that receive a significant portion of waste originating from out-of-state.

Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular facility. However, it is uncertain how that precedent will be applied in different circumstances. For example, in 2002, the U.S. Supreme Court decided not to hear an appeal of a federal Appeals Court decision that held that the flow control ordinances directing waste to a publicly owned facility are not per se unconstitutional and should be analyzed under a standard that is less stringent than if waste had been directed to a private facility. The less stringent standard was applied to the facts of that case by the magistrate, who recommended in March, 2004 in a favor of upholding the flow control regulations in Oneida and Herkimer Counties in New York.  Objections have been filed and the outcome is uncertain. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we may elect not to challenge such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a “qualifying small power production facility” under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility’s full “avoided cost.”

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

We have obtained approval from the Maine Department of Environmental Protection (“DEP”) for an odor control system at our waste-to-energy facility in Biddeford, Maine involving the redirection of our air emissions through scrubbers and scrubber vents. In addition, we proposed an increase in the height of our scrubber vents and a change in our odor control chemicals. At the municipal level, the vent height increase needs approval by both the Planning Board and the Zoning Board of Appeals (“ZBA”). The City Council has opposed our proposal and it was denied by the Biddeford Zoning Board of Appeals. We appealed the ZBA denial to York County Superior Court.  Oral argument is scheduled for September 2004.  The Biddeford Planning Board approved our request to test alternative odor control chemicals as part of the control system during the summer of 2002 but postponed any approval of the vent height increase. The test of odor control chemicals showed that none of the three chemicals tested is more effective than water. Based on the test results, we withdrew our request to test alternative odor control for the chemicals. Based on the opposition of the City Council to the vent height increase, we also withdrew that portion of our planning board application.  Notwithstanding our withdrawal of that application, the Planning Board voted to conditionally approve Maine Energy’s use of alternative odor control chemicals and to require Maine Energy to evaluate certain other control technologies. Based on the absence of an application before the Planning Board, Maine Energy is disputing the jurisdiction of the Planning Board to issue an approval and has appealed that decision to the Zoning Board of Appeals. A hearing was scheduled before the ZBA in June 2004. The parties have agreed to postpone the ZBA hearing until September 2004. Since we are not able to increase our vent heights, there is no assurance that our state-approved odor control system will operate optimally to control odors, or if it does not, that our operations would not be significantly curtailed, which could have a material adverse effect on our business, financial condition and results of operations.

Based on the results of the testing that we performed to evaluate the effectiveness of Maine Energy’s odor control system, the City of Biddeford alleged to DEP in October 2002 that emissions of volatile organic compounds (“VOCs”) from the odor control system exceeded DEP air license limits. In cooperation with DEP, Maine Energy agreed to voluntarily perform several rounds of testing to quantify and speciate emissions of VOCs from the scrubber stacks, using appropriate analytical methods. As a result, we may be subject to enforcement action by DEP and we may incur additional material costs to comply with applicable control technology requirements. On December 3, 2003, the City of Biddeford sued Maine Energy in federal court under federal and state law alleging that we are emitting VOCs without appropriate permits or appropriate control technology and that we constitute a public nuisance. The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees. On May 25, 2004, the complaint was dismissed without prejudice while settlement negotiations take place. See “—Legal Proceedings.”

In addition, on October 16, 2002, the City of Biddeford and Joseph Stephenson (as the Code Enforcement Officer for the City of Biddeford) filed a Land Use Citation and Complaint against Maine Energy alleging that Maine Energy is emitting levels of volatile organic compounds which exceed permitted levels. The complaint sought an unspecified amount of civil penalties, a preliminary and permanent injunction, and legal costs. On December 3, 2002, the court ruled that the complaint failed to meet certain pleading requirements and ordered plaintiffs to file a new complaint by December 30, 2002. On April 7, 2003, the plaintiffs dismissed their action with prejudice.

We own a membership interest in New Heights Investor Co., LLC, through which we own a 50% interest in the power plant assets owned by New Heights Recovery & Power LLC. The power plant is a waste-to-energy facility using tires as fuel, in Ford Heights, Illinois. In August 2000, the Illinois Environmental Protection Agency (“IEPA”) issued a violation notice to the facility asserting non-compliance with its construction permit related to air emissions. The facility has undertaken certain corrective measures and submitted an application in March 2002 which provides for correction of certain permit conditions that were inconsistent with operations.  While non-compliance with permitting requirements is subject to civil penalties, we do not expect them to be assessed. However, there can be no assurance that, if civil penalties were assessed, they would not have a material adverse effect on our financial position or results of operations.  In April 2004, the IEPA issued a violation notice related to the storage piles of used tire shred.  A response to the violation notice was submitted on May 28, 2004 indentifying corrective measures taken and a proposed schedule for the removal of the storage piles.  A meeting with the IEPA took place on June 23, 2004 and they are seeking a commitment by July 14, 2004 to segregate the piles, install a containment berm and post financial assurance until the materials are removed.

In connection with our acquisition of Wood Recycling, Inc., the Massachusetts Department of Environmental Protection (“MADEP”) and the Massachusetts Office of the Attorney General (“MAAGO”) have alleged that, under its prior owners, Wood Recycling violated certain solid and hazardous waste, air quality control, industrial wastewater and wetlands statutes and regulations at the recycling facility and landfill. We reached an agreement with MADEP on January 29, 2004, and an agreement with the MAAGO on May 6, 2004. The settlement provides for the payment of a penalty of $575,000 ($150,000 of which has been conditionally suspended) and a payment into an escrow account of an additional $400,000 to improve the damaged wetlands or to purchase other conservation land. These payments were contemplated by us in our determination of the purchase price for Wood Recycling. The operations of the recycling facility were recommenced on January 29, 2004 as a result of the settlement with MADEP.

In April 2003, the Company obtained a permit from the MADEP to increase the operating capacity of the Company’s solid waste transfer station located in Holliston, Massachusetts.  The Company is seeking the necessary local approvals required under that permit.  Some local residents have alleged that the transfer station is not being operated in conformance with state and local wetlands laws and certain local approvals, first issued in the 1970s.  The Company has taken steps to identify, respond to and address those allegations, as appropriate.  The Company also is evaluating its indemnification rights against the former owner/operator of the transfer station under the agreement by which the Company acquired the transfer station.  We offer no prediction as to the likely outcome of these matters, and there can be no assurance that these matters would not have a material adverse effect on our financial position or results of operations.

Executive Officers and Other Key Employees of the Company

Our executive officers and other key employees and their respective ages as of June 14, 2004 are as follows:

Name	Age	Position

Executive Officers

John W. Casella	53	Chairman, Chief Executive Officer and Secretary
James W. Bohlig	57	President and Chief Operating Officer, Director
Richard A. Norris	60	Senior Vice President, Chief Financial Officer and Treasurer
Charles E. Leonard	49	Senior Vice President, Solid Waste Operations

Other Key Employees

Michael J. Brennan	46	Vice President and General Counsel
Timothy A. Cretney	40	Regional Vice President
Christopher M. DesRoches	46	Vice President, Sales and Marketing
Sean P. Duffy	44	Regional Vice President
Joseph S. Fusco	40	Vice President, Communications
Larry B. Lackey	43	Vice President, Permits, Compliance and Engineering
Brian G. Oliver	42	North Eastern Regional Vice President
Alan N. Sabino	44	Regional Vice President
Gary R. Simmons	54	Vice President, Fleet Management
Michael J. Wall	44	South Eastern Regional Vice President

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

Christopher M. DesRoches has served as our Vice President, Sales and Marketing since November 1996. From January 1989 to November 1996, he was a regional vice president of sales for Waste Management, Inc. Mr. DesRoches is a graduate of Arizona State University.

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

Brian G. Oliver has served as our North Eastern Regional Vice President since June 2004. From April 1998 to June 2004 he served as our Eastern Region Controller. From June 1996 to April 1998,

Mr. Oliver served as Division Controller of two Vermont operations. Mr. Oliver holds a Bachelor of Science in Business Administration from Bryant College and also holds a Masters degree from St. Michael’s College.

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

Michael J. Wall has served as our South Eastern Regional Vice President since June 2004.  From 2002-2004, Mr. Wall served as Director of Operations for Waste Management, Inc. in Massachusetts.  From 1998-2002, Mr. Wall served as a Division Manager for Waste Management, Inc. overseeing operations in Central New York and Eastern Massachusetts.  From 1993-1998, Mr. Wall held the position of Group Sales Manager for USA Waste Services, Inc.  From 1983-1993, Mr. Wall held various sales management positions throughout the Northeast for Browning Ferris Industries.  Mr. Wall is a graduate of New England College of New Hampshire.

Available Information

Our Internet website is http://www.casella.com. We make available, free of charge, through our website free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website at the same time that they become available on the Securities and Exchange Commission’s website.

ITEM 2. PROPERTIES

At June 14, 2004, we owned and/or operated eight subtitle D landfills, two landfills permitted to accept construction and demolition materials, 34 transfer stations, 24 of which are owned, five of which are leased and five of which are under operating contract, 37 solid waste collection facilities, 24 of which are owned and 13 of which are leased, 39 recyclable processing facilities, 16 of which are owned, 15 of which are leased and eight of which are under operating contracts, one waste-to-energy facility, and utilized eleven corporate office and other administrative facilities, four of which are owned and seven of which are leased.

ITEM 3. LEGAL PROCEEDINGS

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of our NCES landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, we filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to our petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  The trial court hearing on the remanded issues is expected to occur in November, 2004.

During the period of November 21, 1996 to October 9, 1997, we performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that we should have paid prevailing wages in connection with the labor associated with such activities. We have disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. We continue to explore settlement possibilities with the State in lieu of a hearing on damages, which is not yet scheduled. Although a loss as a result of these claims is probable, we cannot estimate a range of probable losses at this time.

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

On or about November 7, 2001, our subsidiary New England Waste Services of Maine, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, we have cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether the plaintiffs are barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiffs in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of ME, Inc. was a defendant. On or about February 12, 2003, plaintiffs filed an appeal. We believe that we have meritorious defenses to these claims.

On or about December 11, 2001, we were served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager. The bill in equity seeks an accounting related to non-compete tip fee payments from us to Ms. Hager pursuant to a 1993 release and settlement agreement. The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, we filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process. On March 18, 2002, the court granted our motion to stay. On August 5, 2002, the court extended the stay pending the arbitration process. On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice. On January 15, 2003, Ms. Hager filed a written request for arbitration with the American Arbitration Association.  On June 5, 2003, Mrs. Hager submitted a disclosure letter to the arbitration panel alleging that she is owed between $480,000 and $560,000. On July 7, 2003, Ms. Hager revised her claim to allege that she is owed between $637,000 and $1,000,000.   On March 9, 2004, we reached a settlement in principle with Ms. Hager that resolves not only her claims to date but also any potential future claims as a result of applying the non-compete language prospectively.  The settlement includes (i) the pre-payment by us on or about June 15, 2004 of the amount of $400,000 reflecting the amount of $1.08 per ton for the next 372,000 tons disposed at the North Country Environmental Services Landfill; and (ii) payment by us of an additional $479,880 over time commencing on July 1, 2004 at the rate of $1.29 per ton for the next 372,000 tons disposed at the North Country Environmental Services landfill.

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and our subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with our merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against us, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) our merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring us to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) our merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available. On July 25, 2002, the three actions were consolidated for purposes of discovery, case management and pretrial proceedings. On December 23, 2003, the action brought by the Tri-County Towns against Maine Energy was stayed pursuant to a court order as a result of a conditional settlement reached by the parties. The settlement agreement is conditioned upon final approval by the Tri-County Towns which is required prior to August 1, 2004. We are currently engaged in settlement negotiations with the Cities of Biddeford and Saco concerning the claims asserted in these actions and other matters, however, at this stage it is impossible to predict whether a settlement will be reached. We have vigorously contested the claims asserted by the cities. We believe we have meritorious defenses to these claims.

On or about September 17, 2003, we were served with a complaint filed in the Superior Court of Delaware. The complaint alleges that Manner Resins, Inc., our wholly-owned subsidiary, was a party to a lease agreement where it was a tenant and the plaintiff was the landlord. The complaint further alleges that KTI, Inc., our wholly-owned subsidiary, guaranteed the tenant’s obligations under the lease. The landlord alleges that the tenant is in default of the lease in that it constructed improvements without consent, damaged certain structures and failed to make certain payments. Plaintiff’s demand for damages is $867,000. We believe that we have meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court, District of Maine.  The complaint is a citizen suit under the federal Clean Air Act and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology.  In addition, the complaint alleges that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance.  The allegations relate to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents.  The complaint seeks an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees.  We are currently working with the Maine Department of Environmental Protection to determine the extent of any VOC emissions and whether any further action is necessary. On May 25, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place.

We offer no prediction of the outcome of any of the proceedings described above. We are vigorously defending each of these lawsuits. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition or results of operations.

We are a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, we believe are material to our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq National Market under the symbol “CWST”. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq National Market.

Period	High	Low

Fiscal Year 2003
First quarter	$13.00	$7.60
Second quarter	$9.45	$4.86
Third quarter	$9.56	$5.26
Fourth quarter	$8.88	$6.58

Fiscal Year 2004
First quarter	$12.45	$7.80
Second quarter	$14.42	$10.68
Third quarter	$15.00	$11.90
Fourth quarter	$15.70	$12.52

On June 14, 2004, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq National Market were $14.50 and $14.14, respectively. As of June 14, 2004 there were approximately 441 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, it has been assumed that all the outstanding shares of Class A common stock were held by nonaffiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on its common stock in the foreseeable future. Our credit facility restricts the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years 2002, 2003 and 2004, and the consolidated balance sheets as of April 30, 2003 and 2004 are derived from the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended 2000 and 2001, and the consolidated balance sheet data as of April 30, 2000, 2001 and 2002 are derived from the previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Casella Waste Systems, Inc.

Selected Consolidated Financial And Operating Data

(In thousands, except per share data)

	Fiscal Year
	2000 (1)	2001 (1)	2002 (1)	2003 (1)	2004

Statement of Operations Data:
Revenues	$315,263	$480,366	$421,235	$420,863	$439,686
Cost of operations	193,341	321,214	276,693	278,347	287,309
General and administration	40,765	64,079	54,456	55,772	58,198
Depreciation and amortization	38,670	53,411	50,712	47,930	59,673
Impairment charge	—	79,687	—	4,864	1,663
Restructuring charge	—	4,151	(438)	—	—
Legal settlements	—	4,209	—	—	—
Other miscellaneous charges	—	1,604	—	—	—
Merger-related costs	1,490	—	—	—	—
Operating income (loss)	40,997	(47,989)	39,812	33,950	32,843
Interest expense, net	15,672	38,654	30,547	26,254	25,397
Other expense/(income), net	3,283	27,358	(6,533)	(175)	3,687
Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	22,042	(114,001)	15,798	7,871	3,759
(Provision) benefit for income taxes	(10,700)	20,443	(5,111)	(3,813)	1,623
Income (loss) from discontinued operations, net	1,101	(4,130)	—	—	—
Estimated loss on disposal of discontinued operations, net	(1,393)	(2,657)	(4,096)	—	—
Reclassification from discontinued operations, net	—	(1,190)	1,140	50	—
Cumulative effect of change in accounting principle, net	—	—	(250)	(63,916)	2,723
Net (loss) income	11,050	(101,535)	7,481	(59,808)	8,105
Preferred stock dividend	—	(1,970)	(3,010)	(3,094)	(3,252)
Net (loss) income available to common stockholders	$11,050	$(103,505)	$4,471	$(62,902)	$4,853
Basic net (loss) income per common share	$0.59	$(4.46)	$0.19	$(2.65)	$0.20
Basic weighted average common shares outstanding (2)	18,731	23,189	23,496	23,716	24,002
Diluted net (loss) income per common share	$0.57	$(4.46)	$0.19	$(2.63)	$0.20
Diluted weighted average common shares outstanding (2)	19,272	23,189	24,169	23,904	24,445

Casella Waste Systems, Inc.

Selected Consolidated Financial And Operating Data

(In thousands)

	Fiscal Year
	2000 (1)	2001 (1)	2002 (1)	2003 (1)	2004 (1)

Other Operating Data:
Capital expenditures	$(68,575)	$(61,518)	$(37,674)	$(41,925)	$(58,335)

Other Data:
Cash flows provided by operating activities	$48,398	$63,261	$67,687	$64,952	$69,898
Cash flows used in investing activities	$(155,088)	$(55,565)	$(9,533)	$(61,208)	$(123,658)
Cash flows provided by (used in) financing activities	$116,423	$18,765	$(70,065)	$7,610	$46,115

Balance Sheet Data:
Cash and cash equivalents	$7,788	$22,001	$4,298	$15,652	$8,007
Working capital (deficit), net (3)	$106,580	$33,056	$(635)	$(76)	$(12,568)
Property, plant and equipment, net	$369,261	$290,537	$287,206	$302,328	$372,038
Goodwill	$259,964	$225,969	$219,730	$159,682	$157,230
Total assets	$860,470	$686,293	$621,611	$602,696	$676,277
Long-term debt, less current maturities	$437,853	$350,511	$277,545	$302,389	$349,163
Redeemable preferred stock	$—	$57,720	$60,730	$63,824	$67,076
Total stockholders’ equity	$274,718	$172,951	$176,796	$119,152	$130,055

(1)                                  We have revised our consolidated statements of operations, consolidated statements of cash flows and consolidated balance sheets to reflect the discontinuation of certain operations during fiscal year 2000. In the fourth quarter of fiscal 2003, we entered into negotiations with former employees for the transfer of our domestic brokerage operations and a commercial recycling business and in June 2003, we completed the transaction. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, we could not retain discontinued accounting treatment for this operation. Therefore the commercial recycling operating results have been reclassified from discontinued to continuing operations for fiscal years 2001, 2002 and 2003. In connection with the discontinued accounting treatment in fiscal 2001, estimated future losses from the operations were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual loss from operations in fiscal 2001, 2002 and 2003. See Note 17 of the Notes to Consolidated Financial Statements.

(2)                                  Computed on the basis described in Note 1(n) of Notes to Consolidated Financial Statements.

(3)                                  Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the section of this Annual Report on Form 10-K entitled “Certain Factors That May Affect Future Results.” Our actual results may differ materially from those contained in any forward-looking statements.

Casella Waste Systems, Inc. and Subsidiaries is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of June 14, 2004, we owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 34 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

From May 1, 1994 through December 1999, we acquired 161 solid waste collection, transfer and disposal operations. In December 1999, we acquired KTI. KTI assets which we considered core to our operations included interests in waste-to-energy facilities in Maine, significant residential and commercial recycling operations, transfer and collection operations which were “tuck-ins” to existing operations and cellulose insulation manufacturing operations. In addition, KTI’s assets included a number of businesses that were not core to our operating strategy. Following our acquisition of KTI, we focused on the integration of KTI and the divestiture of non-core KTI assets, which has now been completed. As part of the divestiture program, in the fourth quarter of fiscal year 2001 we incurred non-recurring charges of $111.7 million, of which $90.6 million was non-cash. The divestiture program resulted in aggregate consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce our indebtedness. Revenues related to divested assets were $54.9 million in fiscal year 2001.  Since December 1999, we have made 44 acquisitions.

In December 2003, we commenced operations at Ontario County Landfill, after executing a 25-year operation, management and lease agreement with Ontario County, New York.  The landfill is permitted to accept 624,000 tons per year of municipal solid waste.  On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia-Pacific and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine.

On August 28, 2003, we announced that we were selected by the McKean County, Pennsylvania Solid Waste Authority as the successful bidder to negotiate a service agreement to operate and develop the county’s landfill.  We cannot assure that the negotiations will result in a final service agreement.

Our revenues increased from $420.9 million for the fiscal year ended April 30, 2003 to $439.7 million for the fiscal year ended April 30, 2004.  From May 1, 2002 through April 30, 2004, we acquired 21 solid waste collection, transfer, disposal and recycling operations.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of our historical results of operations.  Effective September 30, 2002, we transferred our export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of our brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  Due to the structure of these transactions, the transfers were not initially recorded as a sale.  Effective April 1, 2004, we completed the sale of the export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million.  For the fiscal years ended April 30, 2004, 2003 and 2002, the transferred brokerage and recycling businesses accounted for $3.3 million, $35.7 and $50.1 million, respectively, of our revenues.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Landfill  Accounting  - Adoption of SFAS No. 143

Effective May 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  Through April 30, 2003 we recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-production basis as airspace was consumed over the life of the related landfill.  This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of capitalized and future landfill capping costs.  As a result of the adoption of SFAS No. 143, future capping costs are identified by specific capping events and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

Upon adoption, SFAS No. 143 required a cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill.  Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired.  SFAS No. 143 required the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liability for cumulative accretion.  At May 1, 2003, we recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7.9 million, and a decrease in our net landfill assets of $3.2 million.  For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended April 30, 2004, see Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

The primary modification to our methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  Our estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future.  Under SFAS No. 143, our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars.  These costs are then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid.  These estimated costs are then discounted to their present value using a credit adjusted risk-free rate of 9.5%.

Under SFAS No. 143, we no longer accrue landfill retirement obligations through a charge to cost of operations, but rather by an increase to landfill assets.  Under SFAS No. 143, the amortizable landfill assets include not only the landfill development costs incurred but also the recorded capping, closure and post-closure liabilities as well as the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the total capacity of the landfill as airspace is consumed during the life of the landfill, with one exception. The exception is for capping for which both the recognition of the liability and the amortization of these costs are based instead on the airspace consumed for the specific capping event.

Landfill Accounting - Capitalized Costs and Amortization

We use life-cycle accounting and the units-of-production method to recognize certain landfill costs. Under life-cycle accounting, all costs related to the acquisition and construction of landfill sites are capitalized or accrued and charged to income based on tonnage placed into each site. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and the operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment charge could have a material adverse effect on our financial condition and results of operations.

Landfill permitting, acquisition and preparation costs are amortized on the units-of-production method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and permittable capacity. To be considered permittable, airspace must meet all of the following criteria:

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

Units-of-production amortization rates are determined annually for each of our operating landfills. The rates are based on estimates provided by our engineers and accounting personnel and consider the information provided by airspace surveys, which are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations. In determining estimated future landfill permitting, acquisition, construction and preparation costs, we consider the landfill costs associated with permitted and permittable airspace. Our estimate of future landfill permitting, acquisition, construction and preparation costs for the year ended April 30, 2004 increased to $299.6 million, compared to $157.6 million for the year ended April 30, 2003 and $149.1 million for the year ended April 30, 2002.  The increase in estimated costs in fiscal 2004 is primarily as a result of additional permitted and permittable airspace from our newly acquired landfill and landfill operating contracts, which increased airspace to 65.6 million tons as of April 30, 2004 as compared to 29.6 million tons as of April 30, 2003 and 26.1 million tons as of April 30, 2002. Landfill amortization expense for the years ended April 30, 2004, 2003 and 2002 was $22.7 million, $13.3 million and $10.3 million, respectively.  The increase in fiscal year 2004 was primarily attributable to higher landfill amortization due to increased landfill volumes and as a result of adopting SFAS No. 143.  Higher landfill amortization expense in fiscal year 2003, compared to fiscal year 2002, was due to volume increases.

Landfill Accounting - Capping Costs

Capping includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received.  Capping activities occur throughout the life of the landfill.  Our engineering personnel estimate the cost for each capping event based on the acreage to be capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

Landfill Accounting - Closure and Post-Closure Costs

Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.

SFAS No. 143 requires that capping, closure and post-closure costs be discounted to present value.  Our estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future.  Under SFAS No. 143, our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars.  These costs are then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid.  These estimated costs are then discounted to their present value using a credit adjusted risk-free rate of 9.5%.  Our estimate of future capping, closure and post-closure costs was $148.7 million for the year ended April 30, 2004, compared to $82.4 million for the year ended April 30, 2003 and $83.0 million for the year ended April 30, 2002.  The increase in estimated costs in fiscal 2004 is primarily as a result of additional permitted and permittable airspace from our newly acquired landfill and landfill operating contracts, which increased airspace to 65.6 million tons as of April 30, 2004 compared to 29.6 million tons as of April 30, 2003 and 26.1 million tons as of April 30, 2002.

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for capping, closure and post-closure of our landfills. The changes to accrued capping, closure and post-closure liabilities are as follows (in thousands):

	Years Ended April 30,
	2002	2003	2004

Beginning balance, May 1	$17,230	$24,772	$25,949
Cumulative effect of change in accounting principle (1)	—	—	(7,855)
Capping, closure, and post-closure liability, adjusted	17,230	24,772	18,094
Obligations incurred	6,665	8,400	4,556
Revisions in estimates	—	—	(1,371)
Accretion expense	—	—	1,871
Payments (2)	(408)	(9,164)	(2,707)
Acquisitions and other adjustments (3)	1,285	1,941	4,780

Balance, April, 30	$24,772	$25,949	$25,223

(1)                               Upon adoption of SFAS No. 143, on May 1, 2003, we recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7.9 million, and a decrease in our net landfill assets of $3.2 million.  For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended April 30, 2004, see Note 3 to our Consolidated Financial Statements included in this Form 10-K.

(2)                               Spending levels increased in fiscal year 2003 mainly due to closure activities at our Woburn, Massachusetts and Pine Tree, Maine landfills.

(3)                               In fiscal year 2002, we recorded additional post-closure accruals relating to one of our construction and demolition landfills. In fiscal year 2003, we recorded closure and post-closure accruals relating to the Hardwick landfill acquisition.  The increase in fiscal 2004 is as a result of capping, closure and post-closure accruals relating to the acquisition of the Southbridge landfill operating contract.

We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to our consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. Based on our permitted and permittable airspace at April 30, 2004, we expect to make payments relative to capping, closure and post-closure activities from fiscal year 2005 through fiscal year 2089.

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

We adopted SFAS No. 142 effective May 1, 2002 and have eliminated the amortization of goodwill and annually assess goodwill impairment by applying a fair value based test.

Bad Debt Allowance

Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable by aging category. Our reserve is evaluated and revised on a monthly basis.

Self-Insurance Liabilities and Related Costs

We are self insured for vehicles and workers compensation. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by a third party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated in part by reference to past claims experience, which considers both the frequency and settlement amount of claims.

Discontinued Operations

Prior to fiscal year 2003, we carried discontinued businesses at estimated net realizable value less costs to be incurred through the date of disposition.  Upon adoption of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the assets and liabilities of discontinued operations are separately classified in the accompanying consolidated balance sheets.

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

Forward Looking Statements

This Annual Report on Form 10-K and other reports, proxy statements, and other communications to stockholders, as well as oral statements by our officers or our agents, may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, with respect to, among other things, our future revenues, operating income, or earnings per share. Without limiting the foregoing, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, and the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. There are a number of important factors of which we are aware that may cause our actual results to vary materially from those forecasted or projected in any such forward-looking statement, certain of which are beyond our control. These factors include, without limitation, those outlined below in the section entitled “Certain Factors That May Affect Future Results”. Our failure to successfully address any of these factors could have a material adverse effect on our results of operations.

General

Revenues

Our revenues in our Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. The majority of our disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. FCR Recycling revenues included revenues from commercial brokerage and recycling operations through June 30, 2003 and revenues from the export brokerage business through September 2002, when those operations were sold.

Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, we recognize half of the joint venture’s net income on the equity method in our results of operations. Also, in the “Other” segment, we have ancillary revenues including major customer accounts, earnings from equity method investees and, in fiscal year 2002, revenues from residue recycling.

Our revenues are shown net of inter-company eliminations.  We typically establish our inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of our revenues attributable to services provided.  For the fiscal year ended April 30, 2004, 2003 and 2002, the percentages of revenues shown below reflect revenues from the domestic brokerage and recycling operations through June 30, 2003 and revenues from the export brokerage business through September 2002.  The export business was transferred to the employees of that unit in September 2002 and our domestic brokerage operations, constituting the remainder of our brokerage revenues was transferred effective June 30, 2003 to the employees of that unit.  Excluding the effect of brokerage revenues, collection and transfer revenues as a percentage of total revenue were lower in the fiscal year ended April 30, 2004 compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the large increase in recycling revenue dollars.  Collection revenues as a percentage of total revenues in fiscal 2003 compared to fiscal year 2002 were lower as a percentage of total revenue, mainly because of the large increase in recycling revenue dollars.  Net of brokerage revenues, landfill/disposal revenues as a percentage of total revenues in fiscal years 2004, 2003 and 2002 remained constant.  The increase between fiscal years in recycling revenues as a percentage of total revenues is mainly due to higher commodity prices and volumes.  The decrease in brokerage revenues as a percentage of revenues in fiscal year 2003 compared to fiscal year 2002 is due to lower commodity prices and volumes as well as the transfer of the export and domestic brokerage businesses to employees of those units.  The decrease in other revenues as a percentage of revenues during fiscal year 2003 is primarily attributable to divestitures made during the prior year.

	Fiscal Year Ended April 30,
	As reported
	2002 (1)	2003	2004

Collection	46.7%	46.7%	48.8%
Landfill/disposal facilities	13.7	14.3	15.8
Transfer	10.8	11.3	11.7
Recycling	15.5	19.0	23.0
Brokerage	11.9	8.7	0.7
Other	1.4	0.0	0.0

Total revenues	100.0%	100.0%	100.0%

(1) We revised percentages of total revenues for fiscal year 2002 to conform with our classification of revenues attributable to services provided in fiscal year 2003.

Operating Expenses

Cost of operations includes labor, tipping fees paid to third party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker’s compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties.  Cost of operations also includes accretion expense related to landfill capping, closure and post closure, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  Effective May 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, except for accretion expense, we no longer accrue landfill retirement obligations through a charge to cost of operations, but rather as an increase to landfill assets which are amortized using a straight-line rate per ton as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  We depreciate all fixed and intangible assets, other than goodwill, to a zero net book value, and do not apply a salvage value to any fixed assets.

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

We will have material financial obligations relating to capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future.  We have provided and will in the future provide accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that our financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from our consolidated financial statements bear in relation to revenues.

	Fiscal Year Ended April 30,
	2002	2003	2004

Revenues	100.0%	100.0%	100.0%
Cost of operations	65.7	66.1	65.3
General and administration	12.9	13.2	13.2
Depreciation and amortization	12.0	11.4	13.6
Impairment charge	—	1.2	0.4
Restructuring charge	(0.1)	—	—

Operating income	9.5	8.1	7.5
Interest expense, net	7.3	6.2	5.8
Income from equity method investments	(0.5)	(0.5)	(0.5)
Loss on debt extinguishment	—	0.9	—
Other expense/(income), net and minority interest	(1.1)	(0.4)	1.4
(Benefit) provision for income taxes	1.2	0.9	(0.4)

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2.6%	1.0%	1.2%

Fiscal Year 2004 versus Fiscal Year 2003

Revenues.  Revenues increased $18.8 million, or 4.5%, to $439.7 million in fiscal year 2004 from $420.9 million in fiscal year 2003. The revenue increase is attributable to an increase in core solid waste revenues of $15.7 million due to volume and price increases, and higher recycling volumes and prices which resulted in a net increase in recycling revenues of $12.3 million.  Loss of revenues from businesses divested amounted to $32.6 million, partially offset by the roll-over effect of businesses acquired of $23.4 million.

Cost of operations.  Cost of operations increased $9.0 million, or 3.2%, to $287.3 million in fiscal year 2004 from $278.3 million in fiscal year 2003. Cost of operations as a percentage of revenues decreased to 65.3% in fiscal year 2004 from 66.1% in fiscal year 2003.  The dollar increase in cost of operations expenses is primarily due to the effect of acquired businesses and a net increase in material purchases resulting from higher recycling volumes, which were partially offset by lower commodity purchases resulting from the divestiture of the export and domestic brokerage business.

General and administration.  General and administration expenses increased $2.4 million, or 4.3%, to $58.2 million in fiscal year 2004 from $55.8 million in fiscal year 2003. General and administration expenses as a percentage of revenues remained unchanged in fiscal year 2004 compared to fiscal year 2003.  The dollar increase in general and administrative costs was due to higher bad debt and travel costs associated with the development of new landfill capacity.

Depreciation and amortization.  Depreciation and amortization expense increased $11.8 million, or 24.6% to $59.7  million in fiscal year 2004 from $47.9  million in fiscal year 2003.  Depreciation expense was up $2.4 million between periods and landfill amortization expense increased $9.4 million which was primarily attributable to increased landfill volumes, the effect of newly acquired landfill operations and as a result of adopting SFAS No. 143.  Depreciation and amortization expense as a percentage of revenue rose to 13.6% in fiscal year 2004 from 11.4% in fiscal year 2003 which resulted from the higher landfill amortization expense.

Interest expense, net.  Net interest expense decreased $0.9 million, or 3.4%, to $25.4 million in fiscal year 2004, from $26.3 million in fiscal year 2003. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current year, versus the prior period. Interest expense, as a percentage of revenues, decreased to 5.8% in fiscal year 2004 from 6.2% in fiscal year 2003.

Impairment charge.  In the fourth quarter of fiscal 2004 we recorded an impairment charge of $1.6 million consisting of a $0.4 million write-down of our investment in Resource Optimization Technology (“ROT”), a compost facility, which we intend to transfer at no cost to the minority interest holder of ROT; a charge of $0.9 million relating to the sale of buildings and land at our former recycling facility in Mechanics Falls, Maine; and a charge of $0.3 million related to the discontinued Rockingham landfill project.

Income from equity method investments.  Income from equity method investments for fiscal years 2004 and 2003 was solely from our 50% joint venture interest in GreenFiber.  Equity income from GreenFiber increased $0.2 million to $2.3 million in fiscal year 2004 compared to $2.1 million in fiscal year 2003.  Equity income from GreenFiber in fiscal year 2003 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.

Loss on debt extinguishment.  In fiscal year 2003, we entered into a new senior secured credit facility resulting in the write off of $3.7 million in debt financing costs associated with the old senior secured credit facility.

Minority interest.  Minority interest in fiscal year 2003 reflects a minority owner’s interest in our majority owned subsidiary, AART.  AART completed its ash operation contract and closed its operations in fiscal year 2003.

Other expense/(income), net.  Other expense in fiscal year 2004 was $6.0 million compared to other income of $1.6 million in fiscal year 2003.  Due to an adverse court ruling involving a power plant in Fort Heights, Illinois in which we own a 50% joint venture interest and the exercise by a third party of an option to purchase our remaining interest in certain tire recycling operations, other expense in fiscal year 2004 includes an $8.0 million charge for the write-down of our investment in the tire recycling operation and the power plant venture.  Offsetting this charge, we recognized a gain of $1.1 million on the completion of our sale of its export recyclables business and other gains, primarily on the sale of trucks and containers, of $0.5 million.  Other income in fiscal 2003 was attributable to a gain of $1.2 million related to a settlement with Oakhurst Company, Inc., as well as a gain on the divestitures and other assets of $1.0 million and a gain on the conclusion of the American Ash Recovery Technologies (“AART”) contract of $0.3 million, offset by a $1.3 million charge for interest rate swap unwind costs.

(Benefit) provision for income taxes.    Provision for income taxes decreased $5.4 million for fiscal year 2004 to $(1.6) million from $3.8 million for fiscal year 2003. The effective tax rate decreased to (43.2)% for fiscal year 2004 from 48.4% for fiscal year 2003. This was primarily due to a decrease in the valuation allowance for loss carryforwards in 2004 as utilization of tax losses is more certain, as well as, in 2003, the nondeductible impairment of goodwill and nondeductible losses on business dispositions.

Cumulative effect of change in accounting principle, net.  Effective May 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  The primary modification to our methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  Upon adoption of SFAS No. 143 we recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million) in order to reflect the cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill.

Effective May 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test.  Goodwill was determined to be impaired and the amount of $63.9 million (net of tax benefit of $0.2 million) was charged to earnings in fiscal 2003 as a cumulative effect of change in accounting principle.  The goodwill impairment charge was related to our waste-to-energy operation, Maine Energy, and the brokerage business of the FCR Recycling segment, both of which were acquired as part of our acquisition of KTI. At the time of acquisition, we recorded the fair value of these businesses using an independent third party valuation.  The underlying assumptions used to establish the value of these businesses, including earnings projections, commodity pricing assumptions and industry valuation multiples for recycling products, were not realized.  Accordingly, goodwill impairment charges were recorded as the net book value of these businesses exceeded their fair value.

Fiscal Year 2003 versus Fiscal Year 2002

Revenues.  Revenues decreased $0.3 million, or (0.1%), to $420.9 million in fiscal year 2003 from $421.2 million in fiscal year 2002. Divested businesses accounted for a decrease of approximately $26.2 million. These decreases were offset by price and volume increases in the core solid waste business amounting to $2.3 million, higher commodity prices and volumes amounting to $21.4 million and the positive rollover effect of acquisitions amounting to approximately $2.2 million.

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

Depreciation and amortization.  Depreciation and amortization expense decreased $2.8 million, or (5.5%), to $47.9 million in fiscal year 2003 from $50.7 million in fiscal year 2002. The decrease was mainly attributable to our adopting SFAS 142 which eliminates recognition of goodwill amortization, partially offset by higher landfill amortization expense due to volume increases. Depreciation and amortization expense as a percentage of revenues decreased to 11.4% in fiscal year 2003 from 12.0% in fiscal year 2002.

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

Income from equity method investments.  Income from equity method investments in fiscal year 2003 of $2.1 million reflects equity income in our 50% joint venture interest in GreenFiber.  Equity income from GreenFiber in fiscal year 2003 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.  Income from equity method investments in fiscal year 2002 of $1.9 million reflects equity income in our 50% joint venture interest in GreenFiber amounting to $4.3 million, offset by a $2.4 million loss related to our further investment in the New Heights tire processing business.

Loss on debt extinguishment.  In fiscal year 2003, we entered into a new senior secured credit facility resulting in the write off of $3.7 million in debt financing costs associated with the old senior secured credit facility.

Minority interest.  This amount represented the minority owners’ interest in our majority owned subsidiary AART, which completed its ash operation contract and was dissolved in February 2003.

Other (income)/expense, net.  Other income was $1.6 million in fiscal year 2003 compared to $4.5 million in other expenses in fiscal year 2002. This decrease is attributable to the difference in gain on divestitures. In addition there was a gain of $1.2 million in fiscal year 2003 related to a settlement with Oakhurst Company, Inc., offset by a $1.3 million charge for interest rate swap unwind costs.

(Benefit) provision for income taxes.  Provision for income taxes decreased $1.3 million for fiscal year 2003 to $3.8 million from $5.1 million for fiscal year 2002. The effective tax rate increased to 48.4% for fiscal year 2003 from 32.4% for fiscal year 2002. This was primarily due to an increase in the valuation allowance for loss carryforwards, nondeductible impairment of goodwill and the loss on the sale of a significant portion of our interest in New Heights in fiscal year 2002, partially offset by the decrease in nondeductible goodwill amortization, recognition of additional tax losses from New Heights and the elimination of capital loss carryforwards.

Reclassification from discontinued operations, net.  In the fourth quarter of fiscal 2003, we entered into negotiations with former employees for the transfer of our domestic brokerage operation and a commercial recycling business. The commercial recycling business had been accounted for as a discontinued operation since fiscal year 2001. Due to the nature of the transaction, we could not retain discontinued accounting treatment for this operation. Therefore the commercial recycling business has been reclassified from discontinued to continuing operations for fiscal years 2002, and 2003. In fiscal year 2001, we estimated and accrued for anticipated future losses from this business which were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual losses from operations in fiscal years 2002 and 2003.

Estimated loss on disposal of discontinued operations, net.  The estimated loss on disposal of discontinued operations for fiscal year 2002 is primarily due to the loss on the sale of the commercial recycling business.

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

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction as well as site and cell closure. We had a net working capital deficit of $12.6 million at April 30, 2004 compared to a net working capital deficit of $0.1 million at April 30, 2003. Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factors accounting for the decrease were higher trade payable and accrual balances, partially offset by increases in trade receivables and higher levels of restricted cash.

We have a $325.0 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $175.0 million senior secured revolving credit facility and a senior secured term “B” loan, which had an outstanding balance of $148.5 million at April 30, 2004. We have the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50.0 million at our discretion, provided that we are not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. On August 26, 2003, we amended the terms of the term loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium applicable to the first two years following the date of the amendment.

The term loan and revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of April 30, 2004, we considered the profitability covenant, which requires our cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of April 30, 2004, we were in compliance with this covenant as we reported consolidated adjusted net income of $0.6 million for the six months ended April 30, 2004. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with this definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.  On June 14, 2004, we amended the terms of the senior credit facility to clarify the definition of certain non-recurring charges excluded from the covenant calculations in fiscal 2004.

As of April 30, 2004, we had available borrowing capacity under our $175.0 million revolving credit facility of up to $142.1 million, subject to our ability to meet certain borrowing conditions. The available capacity of $142.1 million is net of outstanding irrevocable letters of credit of $32.9 million. This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries.  The revolving credit facility matures in January 2008 and the term loan matures in January 2010.

As of April 30, 2004, we had outstanding $195.0 million of 9.75% senior subordinated notes (the

‘‘notes’’) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

Net cash provided by operating activities in fiscal years 2004 and 2003 amounted to $69.9 million and $65.0 million, respectively. The increase was mainly due to higher income from operations. Net cash provided by operating activities in fiscal year 2003 decreased by $2.7 million from $67.7 in fiscal year 2002. The decrease was primarily due to the cash outflows from landfill closure activities.

Net cash used in investing activities in fiscal year 2004 and fiscal year 2003 amounted to $123.7 million and $61.2 million, respectively. The increase in cash used in investing activities was due to a higher level of acquisitions, payments under landfill operating lease contracts, capital expenditures and advances to unconsolidated entities. Net cash used in investing activities in fiscal year 2003 and fiscal year 2002 amounted to $61.2 million and $9.5 million, respectively. The increase in cash used in investing activities reflected mainly lower proceeds from divestitures and an increase in acquisitions.

Net cash provided by financing activities was $46.1 million in fiscal year 2004 compared to $7.6 million provided by financing activities in fiscal year 2003.  The increase in cash provided by financing activities is primarily due to higher net borrowings, lower outlays on deferred financing costs and higher proceeds from the exercise of stock options. Net cash provided by financing activities was $7.6 million in fiscal year 2003 compared to net cash used in financing activities of $70.1 in fiscal year 2002. This increase was primarily due to paying down less debt, net of borrowings, than in fiscal year 2002, partially offset by refinancing costs of $11.5 million.

Our capital expenditures were $58.3 million in fiscal year 2004 compared to $41.9 million in fiscal year 2003. Capital spending was higher in fiscal year 2004 mainly due to capital expenditures related to existing landfills and newly acquired landfill operating contracts. Our capital expenditures were $37.7 million in fiscal year 2002. Capital spending was higher in fiscal year 2003 mainly due to capital expenditures related to the upgrade of the truck fleet and facilities. We expect capital spending to amount to between $68.0 million and $72.0 million in fiscal year 2005. The expected increase is due to capital expenditures at the newly acquired landfills.

In fiscal year 2004, we acquired ten solid waste hauling operations and one construction and demolition processing facility, which also operates a landfill facility under an operating lease contract, in transactions accounted for as purchases, for an aggregate consideration of $32.6 million, consisting of $31.9 million in cash and $0.7 million in other consideration. We also acquired two landfill operating lease contracts. For the three new landfill operating lease contracts, we made payments totaling $32.2 million.  During fiscal year 2003, we completed eight acquisitions for an aggregate consideration of $21.0 million, consisting of $18.1 million in cash and $2.9 million in notes payable and other consideration. In comparison, during fiscal year 2002, we completed four acquisitions for an aggregate consideration of $7.4 million, consisting of $4.6 million in cash and $2.8 million in notes payable and other consideration. In fiscal year 2002, we completed our previously announced divestiture program which was announced in March 2001, from which we received total consideration of $107.6 million, including cash proceeds of $61.7 million which were used to reduce our indebtedness.

We intend to use the additional availability under our revolving credit facility to support our acquisition program. As of June 14, 2004, we were negotiating an operating agreement in connection with the Kness Landfill in Sergeant, Pennsylvania owned by the McKean County Solid Waste Authority.  The closing of the McKean County transaction is subject to normal contingencies and there can be no assurances that we will enter into that agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2004 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s)
	2005	2006-2007	2008-2009	Thereafter	Total

Long-term debt	$5,542	$4,068	$3,103	$336,035	$348,748
Capital lease obligations	602	829	538	—	1,969
Interest obligations (1)	26,649	52,507	50,007	75,163	204,326
Operating leases (2)	23,145	19,979	11,014	58,850	112,988
Closure/post-closure	9,236	11,376	5,078	150,154	175,844
Redeemable preferred securities (3)	—	—	78,951	—	78,951

Total contractual cash obligations (4)	$65,174	$88,759	$148,691	$620,202	$922,826

(1)                               Interest obligations based on long-term debt and capital lease balances as of April 30, 2004. Interest obligations related to variable rate debt calculated using variable rates in effect at April 30, 2004.

(2)                               Includes obligations related to landfill operating lease contracts.

(3)                               Assumes redemption on the seventh anniversary of the closing date at the book value which includes all accrued and unpaid dividends.

(4)                               Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2005.

We believe that our cash provided internally from operations together with our senior secured credit facilities should enable us to meet our working capital and other cash needs for the foreseeable future.

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

New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations was adopted effective May 1, 2003. Through April 30, 2003 we recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-production basis as airspace was consumed over the life of the related landfill.  This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of capitalized and future landfill capping costs.  As a result of the adoption of SFAS No. 143, future capping costs are identified by specific capping event and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

The primary modification to our methodology required by SFAS No. 143 is that capping, closure and post-closure costs be discounted to present value. Our estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future. Under SFAS No. 143, our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid. These estimated costs are then discounted to their present value using a credit adjusted risk-free rate of 9.5%.

Under SFAS No. 143, we no longer accrue landfill retirement obligations through a charge to cost of operations, but rather by an increase to landfill assets. Under SFAS No. 143, the amortizable landfill assets include not only the landfill development costs incurred but also the recorded capping, closure and post-closure liabilities, as well as the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the total capacity of the landfill, as airspace is consumed during the life of the landfill with one exception. The exception is for capping for which both the recognition of the liability and the amortization of these costs are based instead on the airspace consumed for the specific capping event.

Upon adoption, SFAS No. 143 required a cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired. To do this, SFAS No. 143 required the creation of the related landfill asset, net of accumulated amortization, and an adjustment to the capping, closure and post-closure liability for cumulative accretion.

At May 1, 2003, we recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million). In addition we recorded a decrease in our capping, closure and post-closure obligations of $7.8 million, and a decrease in our net landfill assets of $3.2 million. The following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at May 1, 2003 (in thousands):

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)

Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-closure liabilities	$25,949	$(7,855)	$18,094

The following table shows the activity and total balances related to accruals for capping, closure and post-closure from April 30, 2003 to April 30, 2004 (in thousands):

Balance at April 30, 2003	$25,949
Cumulative effect of change in accounting principle (1)	(7,855)
Capping, closure, and post-closure liability, adjusted	18,094
Obligations incurred	4,556
Revisions in estimates	(1,371)
Accretion expense	1,871
Payments	(2,707)
Acquisitions and other adjustments	4,780

Balance at April 30, 2004	$25,223

(1)                               Upon adoption of SFAS No. 143, on May 1, 2003, we recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7.9 million, and a decrease in our net landfill assets of $3.2 million.  For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended April 30, 2004, see Note 3 to our Consolidated Financial Statements included in this Form 10-K.

SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections was issued in April, 2002 and among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses are no longer classified as extraordinary.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  Prior to the adoption of SFAS No. 145, in the third quarter of fiscal year 2003, we recorded an extraordinary loss of $2.2 million (net of income tax benefit of $1.5 million) in connection with the write-off of deferred financing costs related to the old term loan and the old revolver.  This item was reclassified to continuing operations in the financial statements as loss on debt extinguishment in the amount of $3.7 million.

SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FAS 123 was issued by the FASB in December 2002.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  We have included the required disclosures in the Notes to the Consolidated Financial Statements (Note 1(o)).

FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 was issued by the FASB in December 2003.  In January 2003, the FASB issued FIN 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  In December 2003, the FASB revised FIN 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period.  FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003.  The FASB's December 2003 revision to FIN 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004.  The adoption of FIN 46 had no impact on our consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity was issued by the FASB in May 2003.  The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after June 14, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 effective August 1, 2003.  In November 2003, the FASB issued an FSP delaying the effective date for certain instruments and entities.  SFAS No. 150 had no impact on our consolidated financial statements.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Our increased leverage may restrict our future operations and impact our ability to make future acquisitions.

Our indebtedness has substantially increased.  The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions.  In addition, the aggregate amount of indebtedness has limited and may continue to limit our ability to incur additional indebtedness, and thereby may limit our acquisition program.

We may not be successful in making acquisitions of solid waste assets, including developing additional disposal capacity, or in integrating acquired businesses or assets, which could limit our future growth.

Our strategy envisions that a substantial part of our future growth will come from making acquisitions of traditional solid waste assets or operations and acquiring or developing additional disposal capacity. These acquisitions may include ‘‘tuck-in’’ acquisitions within our existing markets, assets that are adjacent to or outside our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a favorable price or on favorable terms and conditions. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

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

In addition, the process of acquiring, developing and permitting additional disposal capacity is lengthy, expensive and uncertain. For example, we are currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by our wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at our existing landfills is limited by the remaining available volume at our landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over our landfills.  We typically reach or approximate our daily and annual maximum permitted disposal capacity at all of our landfills. If we are unable to develop or acquire additional disposal capacity, our ability to achieve economies from the internalization of our waste stream will be limited and we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or our operating margins.  Although we have recently entered into several landfill operating lease contracts and have announced that we are the successful bidder for the negotiation of an operating agreement for the McKean County Landfill in Pennsylvania, there can be no assurance that any or all of these landfill management contracts will result in successful operations at the respective sites or that the landfill projects will receive all necessary permits.  We recently experienced a delay with respect to our landfill management contract in Templeton, Massachusetts as a result of the Town’s adoption of by-laws prohibiting the acceptance of out-of-town waste.

Our ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of our stock price.

We anticipate that any future business acquisitions will be financed through cash from operations, borrowings under our senior secured credit facilities, the issuance of shares of our Class A common stock and/or seller financing. We may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on satisfactory terms , if at all, in order to meet our capital requirements for such acquisitions.

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

We are subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation.  Our waste-to-energy facility is subject to regulations limiting discharges of pollution into the air and water, and our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. For example, our waste-to-energy facility in Biddeford, Maine is affected by zoning restrictions and air emissions limitations in our efforts to implement a new odor control system.  If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. We may not have sufficient insurance coverage for our environmental liabilities. Those costs or actions could be significant and impact our results of operations, as well as our available capital.

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

Our operating program depends on our ability to operate and expand the landfills we own and lease and to develop new landfill sites. Localities where we operate generally seek to regulate some or all landfill operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills are located may limit or prohibit the expansion of the landfill as well as the amount and origin of waste that we can accept at the landfill on a daily or annual basis and any effort to acquire or expand landfills typically involves a significant amount of time and expense. For example, expansion at our North County Environmental Services landfill, outside the original 51 acres, will be prohibited as a result of a recent decision by the New Hampshire Supreme Court unless we prevail in certain remanded issues under zoning laws or the Town revises its local ordinance prohibiting expansions.  Expansion of our Hyland landfill is subject to the passage of a town-wide referendum, and operation of the Templeton landfill will require repeal of a town by-law prohibiting the acceptance of out-of-town waste. We may not be successful in obtaining new landfill sites or expanding the permitted capacity of any of our current landfills once their remaining disposal capacity has been consumed. If we are unable to develop additional disposal capacity, our ability to achieve economies from the internalization of our wastestream will be limited and we will be required to utilize the disposal facilities of our competitors.

In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage. For example, we are one of over twenty defendants named in a toxic tort lawsuit filed on July 2, 2001 by residents surrounding three sites in Cheektowaga, New York alleging, among other things, that we have liability as a result of our airspace agreement at the Schultz construction and demolition debris landfill.

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

Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, 13 other municipalities and our subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds that financed Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to an aggregate of 18% of the fair market value of the equity of the partners in Maine Energy. In connection with our merger with KTI, we estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to 18% of such amount.  Our estimate of the fair market value of Maine Energy may not prove to be accurate, and in the event we have underestimated the value of Maine Energy, we could be required to recognize unanticipated charges, in which case our operating results could be harmed.

In connection with these waste handling agreements, the cities of Biddeford and Saco and the additional 13 municipalities that were parties to the agreements have filed lawsuits in the State of Maine seeking the residual cancellation payments and alleging, among other things, our breach of the waste handling agreement for our failure to pay the residual cancellation payments in connection with the KTI merger, failure to pay off limited partner loans in accordance with the terms of the agreement and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract and a court order requiring us to provide an accounting of all relevant transactions since May 3, 1996. If the plaintiffs are successful in their claims against us and damages are awarded, our operating income in the period in which such a claim is paid would be impacted.

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

As is generally the case in the industry, some municipal contracts are subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our revenues would decrease and our operating results would be harmed.

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

Our results of operations and financial condition may be negatively affected if we inadequately accrue for capping, closure and post-closure costs.

We have material financial obligations relating to capping, closure and post-closure costs of our existing landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. We establish reserves for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills we currently operate, we own six unlined landfills, which are not currently in operation. We have provided and will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of our owned or operated landfills, the latter generally for a term of 30 years after final closure of a landfill. Our financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect our operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. During fiscal 2004, we used approximately 6.8 million gallons of diesel fuel in our solid waste operations. Although many of our customer contracts permit the Company to pass on some or all fuel increases to our customers, we may choose not to do so for competitive reasons.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of June 14, 2004, approximately 5.3% of our employees involved in collection, transfer, disposal, recycling or other operations, including our employees at our Maine Energy waste-to-energy facility, were represented by unions.

Our Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At June 14, 2004, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on June 14, 2004, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.9% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 30, 2004, our outstanding variable rate debt consisted of the $148.5 million term loan portion of our new senior secured credit facility. If interest rates on this variable rate debt increased or decreased by 100 basis points, our annual interest expense would increase or decrease by approximately $1.5 million. In addition, the revolving credit facility portion of our new senior secured credit facility, as it may be outstanding from time to time, is variable rate debt.

The remainder of our debt is at fixed rates and not subject to interest rate risk.

On February 24, 2003, we entered into two interest rate swap agreements with two banks, effectively fixing the interest index rate on a notional $53.0 million at approximately 2.4%. These agreements are specifically designated to existing interest payments under the term loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. The fair value of the swaps is estimated at a loss of $0.1 million as of April 30, 2004.

We are subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of April 30, 2004, to minimize our commodity exposure, we were party to twenty-two commodity hedging agreements. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating margin is estimated at $1.9 million as of April 30, 2004, without considering our hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.7 million.

On December 2, 2001, Enron Corporation (“Enron”), the counterparty for all of our commodity hedges as of that date, filed for Chapter 11 bankruptcy protection. As a result of the filing, we executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, we agreed with our equity method investee, GreenFiber, to include GreenFiber in our claim (as allowed under the applicable affiliate provisions). We recorded a charge of $1.7 million in fiscal 2002 other expense to recognize the change in fair value of our commodity contracts. Subsequent changes in the fair value of these commodity contracts were reflected in earnings until their March 2003 termination. We have no remaining exposure related to our claims against Enron.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Casella Waste Systems, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and its subsidiaries (the “Company”) at April 30, 2004 and April 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, as of May 1, 2003, the Company changed its method of accounting for asset retirement obligations and reclassified its loss on extinguishment of debt.

As described in Note 3 to the consolidated financial statements, on May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets, and its method of accounting for the impairment or disposal of long-lived assets.

As described in Note 1(p) to the consolidated financial statements, on May 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ PricewaterhouseCoopers LLP

June 17, 2004
Boston, Massachusetts

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2003	April 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,652	$8,007
Restricted cash	10,839	12,419
Accounts receivable - trade, net of allowance for doubtful accounts of $895 and $583	46,531	49,462
Notes receivable - officers/employees	1,105	1,105
Refundable income taxes	—	623
Prepaid expenses	5,079	4,164
Inventory	1,740	1,848
Deferred income taxes	4,275	4,328
Other current assets	1,111	854
Total current assets	86,332	82,810

Property, plant and equipment, net of accumulated depreciation and amortization of $201,681 and $268,019	302,328	372,038
Intangible assets, net	162,696	160,808
Deferred income taxes	—	5,631
Investments in unconsolidated entities	34,740	37,914
Net assets under contractual obligation	3,844	2,148
Other non-current assets	12,756	14,928
	516,364	593,467

	$602,696	$676,277

The accompanying notes are an integral part of these consolidated financial statements.

	April 30, 2003	April 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$4,534	$5,542
Current maturities of capital lease obligations	1,287	602
Accounts payable	33,290	40,034
Accrued payroll and related expenses	7,383	7,425
Accrued interest	5,375	6,024
Accrued capping, closure and post-closure costs, current portion	2,962	2,471
Other accrued liabilities	15,925	25,273
Total current liabilities	70,756	87,371

Long-term debt, less current maturities	302,389	349,163
Capital lease obligations, less current maturities	1,969	1,367
Accrued capping, closure and post-closure costs, less current maturities	22,987	22,752
Deferred income taxes	2,994	—
Other long-term liabilities	18,625	18,493

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2003 and 2004, liquidation preference of $1,000 per share plus accrued but unpaid dividends	63,824	67,076

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 and 23,496,000 shares as of April 30, 2003 and 2004, respectively	228	235
Class B Common Stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	542	408
Additional paid-in capital	270,068	272,993
Accumulated deficit	(151,696)	(143,591)
Total stockholders’ equity	119,152	130,055

	$602,696	$676,277

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2002	2003	2004

Revenues	$421,235	$420,863	$439,686

Operating expenses:
Cost of operations	276,693	278,347	287,309
General and administration	54,456	55,772	58,198
Depreciation and amortization	50,712	47,930	59,673
Impairment charge	—	4,864	1,663
Restructuring charge	(438)	—	—
	381,423	386,913	406,843
Operating income	39,812	33,950	32,843
Other expense/(income), net:
Interest income	(904)	(318)	(251)
Interest expense	31,451	26,572	25,648
Income from equity method investments	(1,899)	(2,073)	(2,261)
Loss on debt extinguishment	—	3,649	—
Minority interest	(154)	(152)	—
Other expense/(income)	(4,480)	(1,599)	5,948
Other expense, net	24,014	26,079	29,084

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	15,798	7,871	3,759
(Benefit) provision for income taxes	5,111	3,813	(1,623)

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	10,687	4,058	5,382
Discontinued Operations:
Estimated loss on disposal of discontinued operations (net of income tax benefit of $157)	(4,096)	—	—
Reclassification from discontinued operations (net of income tax provision $776 and $34)	1,140	50	—
Cumulative effect of change in accounting principle (net of income tax (provision) benefit of $170, $189 and ($1,856))	(250)	(63,916)	2,723
Net income (loss)	7,481	(59,808)	8,105
Preferred stock dividend	3,010	3,094	3,252
Net income (loss) available to common stockholders	$4,471	$(62,902)	$4,853

The accompanying notes are an integral part of these consolidated financial statements.

	Fiscal Year Ended April 30,
	2002	2003	2004
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.33	$0.04	$0.09
Estimated loss on disposal of discontinued operations, net	(0.18)	—	$—
Reclassification from discontinued operations, net	0.05	—	$—
Cumulative effect of change in accounting principle, net	(0.01)	(2.69)	$0.11

Net income (loss) per common share available to common stockholders	$0.19	$(2.65)	$0.20

Basic weighted average common shares outstanding	23,496	23,716	24,002

Diluted:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.32	$0.04	$0.09
Estimated loss on disposal of discontinued operations, net	(0.17)	—	—
Reclassification from discontinued operations, net	0.05	—	—
Cumulative effect of change in accounting principle, net	(0.01)	(2.67)	0.11

Net income (loss) per common share available to common stockholders	$0.19	$(2.63)	$0.20

Diluted weighted average common shares outstanding	24,169	23,904	24,445

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands)

Stockholders’ Equity
	Class A		Class B
	Common Stock		Common Stock
	# of Shares	Par Value	# of Shares	Par Value
Balance, April 30, 2001	22,198	$222	988	$10
Issuance of Class A common stock	12	—	—	—
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	457	5	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Unrealized gain / (loss) on securities, net of reclassification adjustments	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2002	22,667	$227	988	$10

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	102	$1	—	$—
Accrual of preferred stock dividend	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2003	22,769	$228	988	$10

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	727	$7	—	$—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2004	23,496	$235	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

	Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance, April 30, 2001	$271,502	$(99,369)	$586	$172,951
Issuance of Class A common stock	138	—	—	138
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	4,063	—	—	4,068
Accrual of preferred stock dividend	(3,010)		—	(3,010)
Net income	—	7,481	—	7,481	$7,481
Unrealized gain / (loss) on securities, net of reclassification adjustments	—	—	(586)	(586)	(586)
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	(4,250)	(4,250)	(4,250)
Total comprehensive income	—	—	—	—	$2,645
Other	4	—	—	4
Balance, April 30, 2002	$272,697	$(91,888)	$(4,250)	$176,796

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	$459	$—	$—	$460
Accrual of preferred stock dividend	(3,094)		—	(3,094)
Net loss	—	(59,808)	—	(59,808)	$(59,808)
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	4,792	4,792	4,792
Total comprehensive loss	—	—	—	—	$(55,016)
Other	6	—	—	6
Balance, April 30, 2003	$270,068	$(151,696)	$542	$119,152

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	$6,053	$—	$—	$6,060
Accrual of preferred stock dividend	(3,252)		—	(3,252)
Net income	—	8,105	—	8,105	$8,105
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	(134)	(134)	(134)
Total comprehensive income	—	—	—	—	$7,971
Other	124	—	—	124
Balance, April 30, 2004	$272,993	$(143,591)	$408	$130,055

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2002	2003	2004
Cash Flows from Operating Activities:
Net income (loss)	$7,481	$(59,808)	$8,105

Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	50,712	47,930	59,673
Depletion of landfill operating lease obligations	—	—	1,248
Estimated loss on disposal of discontinued operations, net	4,096	—	—
Reclassification from discontinued operations, net	(1,140)	(50)	—
Cumulative effect of change in accounting principle, net	250	63,916	(2,723)
Income from equity method investments	(1,899)	(2,073)	(2,261)
Impairment charge	—	4,864	1,663
Loss on debt extinguishment	—	3,649	—
Loss from commodity hedge contracts, net	1,289	—	—
Loss from asset write down	—	—	8,018
Gain on investments, net	(1,216)	—	—
(Gain) loss on sale of equipment	(76)	386	(308)
Gain on sale of assets	(4,848)	(684)	(1,144)
Minority interest	(154)	(152)	—
Deferred income taxes	6,121	6,052	(2,005)
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	8,116	(7,466)	(5,859)
Accounts payable	(5,100)	12,031	8,065
Other assets and liabilities	4,055	(3,643)	(2,574)
	60,206	124,760	61,793
Net Cash Provided by Operating Activities	67,687	64,952	69,898

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(4,601)	(18,068)	(31,947)
Acquisitions of landfill operating lease contracts	—	—	(32,223)
Additions to property, plant and equipment	(37,674)	(41,925)	(58,335)
Proceeds from divestitures	31,216	875	4,984
Proceeds from sale of equipment	1,938	1,212	506
Proceeds from sale of investments	3,530	—	—
Advances to unconsolidated entities	(3,942)	(3,302)	(7,332)
Proceeds from assets under contractual obligation	—	—	689
Net Cash Used In Investing Activities	(9,533)	(61,208)	(123,658)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	73,384	380,521	195,303
Principal payments on long-term debt	(147,009)	(361,905)	(150,562)
Deferred financing costs	—	(11,466)	(2,632)
Proceeds from exercise of stock options	3,560	460	4,006
Net Cash Provided by (Used in) Financing Activities	(70,065)	7,610	46,115
Cash used in discontinued operations	(5,792)	—	—
Net (decrease) increase in cash and cash equivalents	(17,703)	11,354	(7,645)
Cash and cash equivalents, beginning of period	22,001	4,298	15,652

Cash and cash equivalents, end of period	$4,298	$15,652	$8,007

The accompanying notes are an integral part of these consolidated financial statements.

	Fiscal Year Ended April 30,
	2002	2003	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for -
Interest	$32,887	$20,763	$23,313
Income taxes, net of refunds	$(1,267)	$54	$349

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair value of assets acquired	$7,377	$27,756	$45,925
Cash paid, net	(4,601)	(18,068)	(31,947)

Liabilities assumed and notes payable to seller	$2,776	$9,688	$13,978

Common Stock and Stock Options Issued as Compensation	$650	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. (“the Company” or “the Parent”) is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at its facilities as well as recyclables purchased from third parties. The Company also generates and sells electricity under a long-term contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”) (see Note 12).

A summary of the Company’s significant accounting policies follows:

(a)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)           Use of Estimates and Assumptions

The Company’s preparation of its financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and assumptions will also affect the reported amounts of revenues and expenses during the reporting period. Summarized below are the estimates and assumptions that the Company considers to be significant in the preparation of its financial statements.

Landfill Accounting-Capitalized Costs and Amortization

The Company uses life-cycle accounting and the units-of-production method to recognize certain landfill costs. Under life-cycle accounting, all costs related to acquisition, construction, capping, closure and post-closure of landfill sites are capitalized or accrued and charged to income based on tonnage placed into each site. The Company routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the carrying value of these investments is realizable. The Company’s judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills.

Units-of-production amortization rates are determined annually for each of the Company’s operating landfills, and such rates are based on estimates provided by its engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually.

Landfill Accounting-Accrued Capping, Closure and Post-Closure Costs

Accrued capping, closure and post-closure costs represent future estimated costs related to capping, monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes.  SFAS No. 143, Accounting for Asset Retirement Obligations, .requires that capping, closure and post-closure costs be discounted to present value.  Our estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future.  Under SFAS No. 143, our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars.  These costs are then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid.  These estimated costs are then discounted to their present value using a credit adjusted risk-free rate of 9.5%.

Recovery of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. An impairment loss is recorded if the amount by which the carrying amount of the assets exceeds their fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Allowance for Doubtful Accounts

The Company estimates the allowance for bad debts based on historical collection experience, current trends, credit policy and a review of accounts receivable by aging category.

Self Insurance Reserves

The Company is self insured for vehicles and worker’s compensation. Through the use of actuarial calculations provided by a third party, the Company estimates the amounts required to settle insurance claims. The actuarially-determined liability is calculated in part by reference to past claims experience, which considers both the frequency and settlement of claims. The Company’s self insurance reserves totaled $8,935 and $10,376 at April 30, 2003 and 2004, respectively.

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

Revenues from the sale of electricity to local utilities by the Company’s waste-to-energy facility (see Note 12) are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered.

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

(d)                            Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values. See Note 11 for the terms and carrying values of the Company’s various debt instruments.

(e)                                   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

(f)                                     Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $1,740 and $1,848 at April 30, 2003 and 2004, respectively.

(g)                                  Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment in equity securities as “available for sale.” Accordingly, the carrying value of the securities is adjusted to fair value through other comprehensive income.

In October, 2001, the Company sold its remaining Bangor Hydro Warrants for $3,530. The resulting gain of $1,654 is included in other income. $1,038 (net of taxes of $707) of the gain was reclassified from other comprehensive income. The Company used the specific identification method as a basis for calculating the gain on sale.

For the periods ending April 30, 2002, 2003 and 2004, the Company wrote down to fair value certain equity security investments. The write downs, which were reclassified from other comprehensive income in fiscal year 2002, amounted to $438, $42 and $20, respectively, and were due to declines in the fair value which, in the opinion of management, were considered to be other than temporary. The write downs are included in other expense/(income) in the accompanying statements of operations.

As of April 30, 2003 and 2004, the fair value of investments was approximately $20 and $0, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

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

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill permitting and construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2002, 2003 and 2004 was $437, $719 and $356, respectively. Management periodically reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable.

Landfill permitting, acquisition and preparation costs are amortized as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and permittable capacity. To be considered permittable, airspace must meet all of the following criteria: the Company must control the land on which the expansion is sought; all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; no legal or political impediments have been identified which the Company believes will not be resolved in its favor; the Company is actively working on obtaining any necessary permits and expects that all required permits will be received within the next two to five years; and senior management has approved the project. Units-of-production amortization rates are determined annually for each of the Company’s operating landfills. The rates are based on estimates provided by the Company’s engineers and accounting personnel and reflect the information provided by surveys, which are performed at least annually.

During fiscal year 2004, the Company entered into three operation, management and lease agreements with separate municipalities to operate landfills.  These transactions are accounted for as operating leases with the undiscounted value of all future minimum payments amortized over the life of the contract based on tonnage placed in each respective disposal facility.

(i)                                      Intangible Assets

Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years (See Note 7).

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

(j)            Investments in Unconsolidated Entities

The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) under a joint venture agreement effective August 1, 2000. The Company contributed the operating assets of its cellulose insulation manufacturing business together with $1,000 in cash. There was no gain or loss recognized on this transaction. The Company’s investment in GreenFiber amounted to $23,746 and $27,256 at April 30, 2003 and 2004, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information of GreenFiber is as follows:

	April 30, 2003	April 30, 2004
Current assets	$23,185	$25,284
Noncurrent assets	$36,025	$38,728
Current liabilities	$7,069	$9,532
Noncurrent liabilities	$600	$113

	For the Twelve Months Ended April 30,
	2002	2003	2004
Revenue	$99,030	$98,589	$116,057
Gross Profit	$27,870	$21,075	$25,421
Net Income	$8,586	$4,146	$4,523

A portion of the Company’s 50% interest in its New Heights joint venture was sold in September 2001 for consideration of $250. The Company retained an interest of 9.95% in the tire assets of New Heights, as well as financial obligations related solely to the New Heights power plant.  The Company’s investment in the power assets of New Heights amounted to $2,586 at April 30, 2003.  On April 22, 2004, the Company reacquired at no cost the remaining 40.05% interests in the tire assets of New Heights.

The Company sold 80.1% of the equity of Recovery Technologies Group, Inc. (“RTG”) in September, 2001 as part of the sale of its tire processing business. The Company retained a 19.9% indirect interest in the RTG tire collection and processing business which was valued at $3,080 at April 30, 2003.  On April 22, 2004, the Company transferred its 19.9% indirect interest in RTG, as a result of a purchase option exercise by the purchasers of the original 80.1% interest.

Due to an adverse court ruling involving the New Heights power plant and the exercise by the other stockholders of RTG of an option to purchase the Company’s remaining interest in RTG operations, the Company recorded a charge against operations recorded in other expense in fiscal year 2004 amounting to $8,018 which reduced the balance in the investment in New Heights and RTG to $0 at April 30, 2004.  On April 29, 2004, New Heights filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The New Heights venture took this action to either reorganize its debts pending the outcome of an appeal filed with the Illinois Supreme Court for reconsideration of the previously announced Appellate Court decision which ruled against New Heights in its claim to receive a retail payment rate for electricity generated at the facility, or liquidate in the event the Illinois Supreme Court decides not to hear the appeal.

The Company had received a promissory note and other consideration from Oakhurst Company, Inc. (“OCI”) in connection with the Company’s acquisition of OCI’s 37.5% interest in New Heights on July 3, 2001. The Company estimated the realizable value at $0. The Company reached a settlement with OCI in April, 2003 and received $1,220 which is included in other (income)/expense.

In April, 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company (“Evergreen”) for total consideration of $5,329. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306.  The Company’s investment in Evergreen amounted to $5,329 and $10,657 at April 2003 and 2004, respectively. The Company accounts for its investment in Evergreen under the cost method of accounting.

(k)                                  Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(l)                                      Accrued Capping, Closure and Post-Closure Costs

Accrued capping, closure and post-closure costs include the current and non-current portion of accruals associated with obligations for capping, closure and post-closure of the Company’s operating and closed landfills. The Company, based on input from its engineers, accounting personnel and consultants, estimates its future cost requirements for capping, closure and post-closure monitoring and maintenance for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency’s Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Capping, closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes.

Accruals for capping, closure and post-closure monitoring and maintenance requirements consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for capping, closure and post-closure monitoring and maintenance for the Company’s operating landfills by the Company’s engineers, accounting personnel and consultants are performed at least annually and are the basis upon which the Company’s estimates of these future costs and the related accrual rates are revised prospectively. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed.

The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2003 and 2004 totaled $25,705 and $34,550, respectively.

(m)          Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle due to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (See Note 1(p)).

(n)           Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, the assumed exercise of employee stock options and the conversion of convertible debt and convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the “if converted” method with regard to its convertible debt and preferred stock.

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

During fiscal 1996, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for stock-based employee compensation and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In addition, the Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years 2002, 2003 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the fiscal years ended 2002, 2003 and 2004.

	Fiscal Year
	2002	2003	2004

Risk free interest rate	4.03%-5.05%	2.57%-4.50%	2.34%-3.39%
Expected dividend yield	N/A	N/A	N/A
Expected life	5 Years	5 Years	5 Years
Expected volatility	65.00%	65.00%	45.88%

The total value of options granted during the years ended April 30, 2002, 2003 and 2004 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

	Fiscal Year
	2002	2003	2004

Net income (loss) available to common stockholders, as reported	$4,471	$(62,902)	$4,853
Deduct: Total stock-based compensation expense determined under fair value based method, net	(3,804)	(1,507)	(1,145)
Pro forma, net income (loss)	$667	$(64,409)	$3,708

Basic income (loss) per common share:
As reported	$0.19	$(2.65)	$0.20
Pro forma	$0.03	$(2.72)	$0.16
Diluted income (loss) per common share:
As reported	$0.19	$(2.63)	$0.20
Pro forma	$0.03	$(2.70)	$0.15

(p)                                   Accounting for Derivatives and Hedging Activities

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on May 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility and changes in the commodity prices of recycled paper.

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

At April 30, 2003 and 2004, the Company had two interest rate swaps outstanding, expiring in February, 2006, with an aggregate notional amount of $53,000. The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. The fair value of these swaps was an obligation of $555 and $118, with the net amount (net of taxes of $223 and $48) recorded as an unrealized loss in other comprehensive income at April 30, 2003 and 2004, respectively. The estimated net amount of the existing losses as of April 30, 2004 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $65. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into twenty-two commodity hedges, which expire at various times between April 2005 and October 2006. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of April 30, 2004, the fair value of these hedges was an obligation of $515 and $2,423, with the net amount (net of taxes of $197 and $969) recorded as an unrealized loss in accumulated other comprehensive income at April 30, 2003 and 2004, respectively.

On December 2, 2001, Enron Corporation (Enron), the counterparty for all of the Company’s commodity hedges as of that date, filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company executed the early termination provisions provided under the forward contracts, and filed a claim with the bankruptcy court. Additionally, the Company agreed with its equity method investee, GreenFiber, to include GreenFiber in its claim (as allowed under the applicable affiliate provisions). The Company recorded a charge of $1,688 in fiscal 2002 in other expense to recognize the change in fair value of these commodity contracts. Subsequent changes in the fair value of these commodity contracts were reflected in earnings until their March 2003 termination. The Company has no remaining exposure related to its claims against Enron.

(q)           Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. For the years ended April 30, 2003 and 2004, no single group or customer represents greater than 2.0% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.             RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

3.             ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142,Goodwill and Other Intangible Assets. These new standards significantly modified the accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments of existing goodwill. The effective date for SFAS No. 142 was fiscal years beginning after December 15, 2001.

SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $63,916 (net of tax benefit of $189) was charged to earnings as a cumulative effect of a change in accounting principle. The goodwill impairment is associated with the assets acquired by the Company in connection with its acquisition of KTI. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward. The following schedule reflects net income (loss) and earnings (loss) per share for fiscal years 2002 and 2003 adjusted to exclude goodwill amortization and impairment charges.

	Fiscal Year
	2002	2003
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$10,687	$4,058
Discontinued Operations:
Estimated loss on disposal of discontinued operations, net	(4,096)	—
Reclassification from discontinued operations, net	1,140	50
Cumulative effect of change in accounting principle, net	(250)	(63,916)
Reported net (loss) income	7,481	(59,808)
Add:
Goodwill impairment charge (net of income taxes of $189)	—	63,916
Goodwill amortization (net of income taxes of $2,143)	4,956	—
Adjusted net income	12,437	4,108
Less:
Preferred stock dividends	3,010	3,094
Adjusted net income available to common stockholders	$9,427	$1,014

Earnings per common share:
Basic earnings per common share:
Reported net (loss) income available to common stockholders	$0.19	$(2.65)
Goodwill impairment charge, net	—	2.69
Goodwill amortization, net	0.21	—
Adjusted basic earnings per share available to common stockholders	$0.40	$0.04
Diluted earnings per common share:
Reported net (loss) income available to common stockholders	$0.19	$(2.63)
Goodwill impairment charge, net	—	2.67
Goodwill amortization, net	0.21	—
Adjusted diluted earnings per share available to common stockholders	$0.40	$0.04

Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  Through April 30, 2003 we recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-production basis as airspace was consumed over the life of the related landfill.  This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of future landfill capping costs.  As a result of the adoption of SFAS No. 143, future capping costs are identified by specific capping event and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

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

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)
Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-closure liabilities	$25,949	$(7,855)	$18,094

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on May 1, 2001, rather than May 1, 2003, using May 1, 2003 costs, assumptions and interest rates are presented below (in thousands):

	Fiscal Year
	2002	2003
Net (loss) income available to common stockholders, as reported	$4,471	$(62,902)
Reversal of closure and post-closure expense, net of tax	(4,509)	(4,331)
Amortization expense, net of tax	1,026	1,526
Accretion expense, net of tax	663	764
Pro forma net (loss) income	$7,291	$(60,861)

Reported net (loss) income per common share	$0.19	$(2.63)

Pro forma net (loss) income per common share	$0.30	$(2.55)

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted on May 1, 2001, rather than May 1, 2003, are as follows:

	April 30,
	2002	2003
Accrued capping, closure and post-closure costs, as reported	$24,772	$25,949

Pro forma accrued capping, closure and post-closure costs	$16,169	$18,094

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

SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections was issued by the FASB in April, 2002 and among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses are no longer classified as extraordinary.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income.  Prior to the adoption of SFAS No. 145, in the third quarter of fiscal year 2003, we recorded an extraordinary loss of $2,170 (net of income tax benefit of $1,479) in connection with the write-off of deferred financing costs related to the old term loan and the old revolver.  This item was reclassified to continuing operations in the financial statements as loss on debt extinguishment in the amount of $3,649.

SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FAS 123 was issued by the FASB in December 2002.  This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The Company has included the required disclosures in these financial statements (Note 1).

FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 was issued by the FASB in December 2003.  In January 2003, the FASB issued FIN 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity s expected losses or receives a majority of the entity s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  In December 2003, the FASB revised FIN 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period.  FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003.  The FASB s December 2003 revision to FIN 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity was issued by the FASB in May 2003.  The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after June 14, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 effective August 1, 2003.  In November 2003, the FASB issued an FSP delaying the effective date for certain instruments and entities.  SFAS No. 150 had no impact on the Company’s consolidated financial statements.

4.             BUSINESS COMBINATIONS

On December 14, 1999, the Company consummated its acquisition of KTI, a publicly traded solid waste handling company. KTI specialized in solid waste disposal and recycling, and operated manufacturing facilities utilizing recycled materials. All of KTI’s common stock was acquired in exchange for 7,152 shares of Class A Common Stock.

In addition to the above, the Company also acquired four, eight and eleven solid waste hauling, landfill disposal or material recycling operations in fiscal years 2002, 2003 and 2004, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2003	2004

Current assets	$525	$217
Property, plant and equipment	21,025	39,092
Goodwill	5,253	4,653
Intangible assets	953	1,963
Current liabilities	(1,160)	(7,653)
Other non-current liabilities	(5,660)	(5,722)
Total consideration	$20,936	$32,550

The following unaudited pro forma combined information shows the results of the Company’s operations for the fiscal years 2003 and 2004 as though each of the acquisitions completed in the fiscal years

2003 and 2004 had occurred as of May 1, 2002.

	Fiscal Year
	2003	2004

Revenues	$438,478	$444,144
Operating income	$36,920	$32,020
Net income (loss)	$(58,821)	$6,134
Diluted pro forma net income (loss) per common share	$(2.46)	$0.25
Weighted average diluted shares outstanding	23,904	24,445

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

In December 2003, the Company commenced operations at Ontario County Landfill, after executing a 25-year operation, management and lease agreement with Ontario County, New York.  The Company made initial payments of $4,266 related to this transaction.

In February 2004, the Company completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia-Pacific and the Company became the operator of that facility under a 30-year operating and service agreement between the Company and the State of Maine.  Under the terms of the agreement, the Company provided to the State of Maine, and the State of Maine provided to Georgia-Pacific an initial cash payment of $12,500 and a letters of credit in the respective amounts of $12,500 and $1,000, which became payable upon the issuance of an expansion permit for an additional 10 million cubic yards of commercial capacity at the landfill.  The permit was issued in April, 2004, subject to appeal.

Both of these transactions are accounted for as operating leases, therefore they are excluded from the above presentation.

5.             RESTRICTED CASH

Restricted cash consists of cash held in trust on deposit with various banks as collateral for the Company’s financial obligations relative to its self insurance claims liability as well as landfill capping, closure and post-closure costs and other facilities’ closure costs. Cash is also restricted by specific agreement for facilities’ maintenance and other purposes.

A summary of restricted cash is as follows:

	April 30, 2003	April 30, 2004

Insurance	$10,715	$12,298
Landfill closure	73	70
Facility maintenance and operations	51	51

Total	$10,839	$12,419

6.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2003 and 2004 consist of the following:

	April 30,
	2003	2004

Land	$10,499	$16,449
Landfills	148,029	206,460
Landfill operating lease contracts	—	30,512
Buildings and improvements	53,369	60,177
Machinery and equipment	155,784	172,085
Rolling stock	94,345	108,236
Containers	41,983	46,138
	504,009	640,057
Less: accumulated depreciation and amortization	201,681	268,019
	$302,328	$372,038

Depreciation expense for the fiscal years 2002, 2003 and 2004 was $32,397, $33,042 and $35,411, respectively. Landfill amortization expense for the fiscal years 2002, 2003 and 2004 was $10,333, $13,257 and $22,689, respectively.  Depletion expense on landfill operating lease contracts was $1,248 in fiscal year 2004.

7.      INTANGIBLE ASSETS

Intangible assets at April 30, 2003 and 2004 consist of the following (in thousands):

	Goodwill	Covenants not to compete	Customer lists	Total
April 30, 2003
Intangible assets	$159,682	$14,963	$688	$175,333
Less accumulated amortization	—	(12,210)	(427)	(12,637)
	$159,682	$2,753	$261	$162,696

April 30, 2004
Intangible assets	$157,230	$16,402	$688	$174,320
Less accumulated amortization	—	(12,995)	(517)	(13,512)
	$157,230	$3,407	$171	$160,808

Intangible amortization expense for the fiscal years 2002, 2003 and 2004 was $7,982, $1,631 and $1,572, respectively. The intangible amortization expense estimated as of April 30, 2004, for the five years following 2004 is as follows:

2005	2006	2007	2008	2009
$1,284	$1,034	$535	$265	$86

8.             NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  Consideration for the transaction was in the form of two notes receivable, amounting to $5,460.  These notes were payable within five years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

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

The Company did not initially account for either of these transactions as a sale based on an assessment that the risks and other incidents of ownership had not sufficiently transferred to the buyer. The net assets of both brokerage operations, amounting to $3,844 at April 30, 2003, were disclosed in the balance sheet as “net assets under contractual obligation”, and the balance reduced as payments were made.

Effective April 1, 2004, the notes from the buyer of the export brokerage operations were paid in full and accordingly the Company was able to account for the transfer of the export brokerage operations as a sale, for total consideration of $4,984.  The gain on the sale amounted to $1,144 and is included in other income for fiscal year 2004.

The net assets of the domestic brokerage operations are disclosed in the balance sheet as “net assets under contractual obligation” and are being reduced as payments are made.  Net assets under contractual obligations amounted to $2,148 at April 30, 2004.

9.             ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to the consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Years Ended April 30,
	2002	2003	2004
Balance, May, 1	$17,230	$24,772	$25,949
Cumulative effect of change in accounting principle (1)	—	—	(7,855)
Capping, closure, and post-closure liability, adjusted	17,230	24,772	18,094
Obligations incurred	6,665	8,400	4,556
Revisions in estimates	—	—	(1,371)
Accretion expense	—	—	1,871
Payments (2)	(408)	(9,164)	(2,707)
Acquisitions and other adjustments (3)	1,285	1,941	4,780

Balance, April, 30	$24,772	$25,949	$25,223

(1)          Upon adoption of SFAS No. 143, on May 1, 2003, we recorded a cumulative effect of change in accounting principle of $2,723 (net of taxes of $1,856).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7,855, and a decrease in our net landfill assets of $3,228.  For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended April 30, 2004, see Note 3.

(2)          Spending levels increased in fiscal year 2003 mainly due to closure activities at our Woburn, Massachusetts and Pine Tree, Maine landfills.

(3)          In fiscal year 2002, we recorded additional post-closure accruals relating to one of our construction and demolition landfills. In fiscal year 2003, we recorded closure and post closure accruals relating to the Hardwick landfill acquisition.  The increase in fiscal 2004 is as a result of capping, closure and post closure accruals relating to the acquisition of the Southbridge landfill operating contract.

10.          OTHER ACCRUED LIABILITIES

Other accrued liabilities at April 30, 2003 and 2004 consist of the following:

	April 30,
	2003	2004

Self insurance reserve	$7,730	$8,962
Other accrued liabilities	8,195	16,311
Total other accrued liabilities	$15,925	$25,273

11.                               LONG-TERM DEBT

Long-term debt as of April 30, 2003 and 2004 consists of the following:

	April 30, 2003	April 30, 2004
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed.	$150,000	$200,957
Senior secured term loan (the “term loan”) due January 24, 2010, bearing interest at LIBOR plus 2.75% (approximately 3.90% at April 30, 2004 based on three month LIBOR), with principal payments of $1,500 per year, beginning in fiscal 2004 with the remaining principal balance due at maturity. This loan is collateralized by substantially all of the assets of the Company.	150,000	148,500
Senior secured revolving credit facility (the “revolver”), which provides for advances of up to $175,000, due January 24, 2008, bearing interest at LIBOR plus 2.75%, (approximately 3.90% at April 30, 2004 based on three month LIBOR). This loan is collateralized by substantially all of the assets of the Company.	—	—
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 12.5%, due in monthly, quarterly or annual installments varying to $75, expiring November 2004 through May 2009.	2,460	2,958
Notes payable in connection with businesses acquired, bearing interest at 0%, discounted at 4.74% to 5.5%, due in monthly and annual installments varying to $1,000 through April 2005.	4,463	2,290
	306,923	354,705
Less - current maturities	4,534	5,542
	$302,389	$349,163

On January 24, 2003, the Company issued $150,000 of 9.75% senior subordinated notes (the “notes”), due 2013. The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by the Company and its significant subsidiaries.

Concurrently with the initial issuance of the notes, the Company entered into a senior credit facility consisting of a term loan in the aggregate principal amount of $150,000 and a revolver in the aggregate principal amount of $175,000. The Company, under certain circumstances, has the option of increasing the term loan or the revolver by an additional $50,000.  On August 26, 2003, the Company amended the terms of the term loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium applicable to the first two years following the date of the amendment.

On February 2, 2004, the Company issued an additional $45,000 of 9.75% senior subordinated notes due 2013.  Proceeds from the issuance were used to repay outstanding indebtedness under the Company’s revolving credit facility, to pay transaction costs related to the offering and will be used and for general corporate purposes, including acquisitions.  A premium of $6,075 was recorded upon the issuance which will be amortized over the life of the notes.  Premium amortization of $118 was recorded to interest expense in fiscal 2004 using the effective interest rate method.  The unamortized premium was $5,957 at April 30, 2004.

Further advances were available under the revolver in the amount of $141,586 and $142,061 as of April 30, 2003 and 2004, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $33,414 and $32,939 as of April 30, 2003 and 2004. As of April 30, 2003 and 2004 no amounts had been drawn under the outstanding letters of credit.

The term loan and revolving credit facility agreement contains covenants that may limit the Company’s activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of April 30, 2004, the Company considered the profitability covenant, which requires the cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of April 30, 2004, the Company was in compliance with this covenant as the Company reported consolidated adjusted net income of $634 for the six months ended April 30, 2004. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with such definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.  On June 14, 2004, the Company amended the terms of the senior credit facility to clarify the definition of certain non-recurring charges excluded from the covenant calculations in other expense in fiscal 2004.

The Company recorded a loss on debt extinguishment of $3,649 as a result of the write-off of deferred financing costs related to the old term loan and the old revolver.

The Company has entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management’s criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt.

The Company terminated five interest rate swaps in January, 2003 concurrent with the issuance of the notes and entering into its new senior credit facility. These derivatives were accounted for as cash flow hedges pursuant to SFAS 133 and were designated to interest payments under the previous credit facility. At April 30, 2002, the fair value of these swaps was an obligation of $8,225. The early termination costs associated with the unwind of these swaps amounted to $1,296 which is included in other expense/(income), net in the consolidated statements of operations for fiscal year 2003. The Company entered into new interest rate swap agreements as cash flow hedges for the new senior credit facility. As of April 30, 2004, interest rate swap agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement

Bank A	$26,500	LIBOR	2.434%	February 2003 to February 2006
Bank B	$26,500	LIBOR	2.450%	February 2003 to February 2006

The fair value of the swaps is estimated at a loss of $118 as of April 30, 2004.

As of April 30, 2004, debt matures as follows:

Fiscal Year
2004	$5,542
2005	2,289
2006	1,779
2007	1,555
2008	1,548
Thereafter	341,992
$354,705

12.                               COMMITMENTS AND CONTINGENCIES

(a)                                  Leases

The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2004.

	Operating Leases	Capital Leases

Fiscal Year
2005	$23,145	$736
2006	12,987	503
2007	6,992	499
2008	6,208	494
2009	4,806	82
Thereafter	58,850	—
Total Minimum Lease Payments	$112,988	2,314

Less-amount representing interest		345
		1,969
Less-current maturities of capital lease obligations		602
Present value of long term capital lease obligations		$1,367

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2003 and 2004.

The Company leases operating facilities and equipment under operating leases with monthly payments varying to $49.

During fiscal year 2004, the Company entered into three operation, management and lease agreements with separate municipalities to operate landfills.  These transactions are accounted for as operating leases with the undiscounted value of all future minimum payments amortized over the life of the contract based on tonnage placed in each respective disposal facility.  Those future minimum payments are included in the preceding table.  Depletion of landfill operating lease contracts charged to operations was $1,248 in fiscal year 2004.

Total rent expense under operating leases charged to operations was $5,787, $4,955 and $4,970 in fiscal years 2002, 2003 and 2004, respectively.

(b)                                 Investment in Waste-to-Energy Facilities

The Company owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity. Maine Energy sells the electricity it produces to Central Maine Power (“Central Maine”) pursuant to a long-term power purchase agreement. Under this agreement, Maine

Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour (“kWh”), which escalates annually by 2% (8.74 cents per kWh as of April 30, 2004). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3,750 to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2004 was $15,000.

Maine Energy produced and sold 159,006,000 kWh, 158,075,200 kWh and 150,732,000 kWh of electricity to Central Maine in the fiscal years ended April 30, 2002, 2003 and 2004, respectively, thereby meeting its kWh requirements under the power purchase agreement.

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

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. The Company continues to explore settlement possibilities with the State in lieu of a hearing on damages, which is not yet scheduled. Although a loss as a result of these claims is probable, the Company cannot estimate a range of probable losses at this time.

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

(e)                                  Employment Contracts

The Company has entered into employment contracts with four of its senior officers. Two contracts are dated December 8, 1999, while the other two are dated June 18, 2001 and July 20, 2001, respectively. Each contract has a three year term and a two year covenant not to compete from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,117. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses.

13.                               PREFERRED STOCK

The Company is authorized to issue up to 1,000 shares of preferred stock in one or more series. As of April 30, 2003 and 2004, the Company had 56 shares authorized, issued and outstanding of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends are cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon change in control of the Company.

During the fiscal years 2002, 2003 and 2004, the Company accrued $3,010, $3,094 and $3,252 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheets.

14.                               STOCKHOLDERS’ EQUITY

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

(b)                                 Stock Warrants

At April 30, 2003 and 2004, there were outstanding warrants to purchase 122 and 91 shares, respectively, of the Company’s Class A Common Stock at exercise prices between $15.88 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants’ issuance. The warrants are exercisable and expire at varying times through November 2008.

(c)                                  Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the “1993 Option Plan”) provided for the issuance of a maximum of 300 shares of Class A Common Stock. As of April 30, 2003, options to purchase 15 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61. As of April 30, 2004, options to purchase 14 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61.  No further options may be granted under this plan.

During 1994, the Company adopted a non-statutory stock option plan for officers and other key employees. The 1994 Stock Option Plan (the “1994 Option Plan”) provided for the issuance of a maximum of 150 shares of Class A Common Stock. As of April 30, 2003, options to purchase 15 shares of Class A common stock at a weighted average exercise price of $0.60 were outstanding under the 1994 Option Plan. As of April 30, 2004, there were no options outstanding under this plan.  No further options may be granted under this plan.

In May 1994, the Company also established a nonqualified stock option pool for certain key employees. The plan, which was not approved by stockholders, established 338 stock options to purchase Class A common stock. As of April 30, 2003, options to purchase 255 shares of Class A common stock were outstanding at a weighted average exercise price of $2.00. As of April 30, 2004, there were no options outstanding under this plan.  No further options may be granted under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2003, a total of 300 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $11.89. As of April 30, 2004, a total of 279 options to purchase Class A common Stock were outstanding at an average exercise price of $11.62. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the “1997 Option Plan”) provides for the issuance of 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2003, options to purchase 3,548 shares of Class A Common Stock at an average exercise price of $13.58 were outstanding under the 1997 Option Plan. As of April 30, 2004, options to purchase 2,959 shares of Class A Common Stock at a weighted average exercise price of $12.99 were outstanding under the 1997 Option Plan. As of April 30, 2004, 414 options were available for future grant under the 1997 Option Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 82 and 70 at April 30, 2003 and 2004, respectively, at weighted average exercise prices of $22.42 and $20.41, respectively. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock.  The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2003 and 2004, options to purchase 139 shares of Class A Common Stock at a weighted average exercise price of $11.36 and 117 shares of Class A Common Stock at a weighted average exercise price of $11.44, respectively, were outstanding. As of April 30, 2004, 27 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

On July 2, 2001, the Company offered its employees, other than executive officers, the opportunity to ask the Company to exchange options having an exercise price of $12.00 or more per share. For every two eligible options surrendered, the participating option holders received one new option on February 4, 2002 at an exercise price of $12.75, which was equal to the closing price of a common share as quoted by NASDAQ on that day. 666 options were surrendered for exchange under the offering resulting in 333 options being granted to participants.

Options generally vest over a one to three year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.

Stock option activity for the fiscal years 2002, 2003 and 2004 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2001	5,410	15.65
Granted	710	13.09
Surrendered under Exchange Program	(666)	(27.77)
Terminated	(802)	(20.56)
Exercised	(415)	(7.87)

Outstanding, April 30, 2002	4,237	13.09
Granted	225	8.30
Terminated	(83)	(19.06)
Exercised	(26)	(5.28)

Outstanding, April 30, 2003	4,353	12.77
Granted	230	10.54
Terminated	(355)	22.28
Exercised	(791)	(6.11)
Outstanding, April 30, 2004	3,437	$13.07

Exercisable, April 30, 2002	3,812	$13.27

Exercisable, April 30, 2003	3,982	$13.06

Exercisable, April 30, 2004	3,164	$13.27

Set forth below is a summary of options outstanding and exercisable as of April 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.61 - $6.91	130	4.1	$5.05	102	$4.86
6.92 - $10.38	1,098	6.6	8.81	940	8.80
$10.39 - $15.58	1,541	6.1	13.26	1,454	13.29
$15.59 - $23.38	422	4.6	17.32	422	17.32
Over $23.39	246	2.9	26.95	246	26.95

Totals	3,437	5.8	$13.07	3,164	$13.27

The weighted average grant date fair value of options granted during the fiscal years 2002, 2003 and 2004 is $7.06, $8.30 and $4.76, respectively.

15.                               EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company may contribute up to five-hundred dollars per individual per calendar year. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years 2002, 2003 and 2004 amounted to $406, $368 and $397, respectively.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years 2002, 2003 and 2004, 31, 28 and 36 shares, respectively, of Class A Common Stock were issued under this plan.

16.                               INCOME TAXES

The (benefit) provision for income taxes from continuing operations for the fiscal years 2002, 2003 and 2004 consists of the following:

	Fiscal Year
	2002	2003	2004
Federal—
Current	$(1,639)	$22	$22
Deferred	8,458	(739)	5,507
Deferred benefit of loss carryforwards	(4,049)	1,970	(7,985)
	2,770	1,253	(2,456)

State—
Current	565	871	360
Deferred	2,803	1,592	1,872
Deferred benefit of loss carryforwards	(1,027)	97	(1,399)
	2,341	2,560	833
	$5,111	$3,813	$(1,623)

The differences in the (benefit) provision for income taxes and the amounts determined by applying the Federal statutory rate to income before (benefit) provision for income taxes for the years ended April 30, 2002, 2003 and 2004 are as follows:

	Fiscal Year
	2002	2003	2004

Federal statutory rate	35%	35%	35%
Tax at statutory rate	$5,529	$2,755	$1,315
State income taxes, net of federal benefit	1,523	1,645	(360)
Decrease in valuation allowance	—	(3,173)	(2,746)
Losses on business dispositions	(2072)	849	—
Non-deductible impairment charge	—	568	—
Non-deductible goodwill	1,052	—	—
Equity in loss of unconsolidated entities	(390)	—	—
Other, net	(531)	1,169	168
	$5,111	$3,813	$(1,623)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Deferred tax assets and liabilities consist of the following at April 30, 2003 and 2004:

	April 30,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$45,385	$48,944
Accrued expenses and reserves	11,243	11,889
Alternative minimum tax credit carryforwards	672	672
Gain on business dispositions	757	329
Capital loss carryforward	—	224
Amortization of intangibles	102	—
Other	2,674	2,151
Total deferred tax assets	60,833	64,209
Less: valuation allowance	(24,696)	(10,317)
Total deferred tax assets after valuation allowance	36,137	53,892

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(33,181)	(33,030)
Amortization of intangibles	—	(8,219)
Basis difference in partnership interests	(1,487)	(2,602)
Other	(188)	(82)
Total deferred tax liabilities	(34,856)	(43,933)
Net deferred tax asset	$1,281	$9,959

At April 30, 2004, the Company has, for Federal income tax purposes, net operating loss carryforwards of approximately $124,735 that expire in years 2005 through 2024 and state net operating loss carryforwards of approximately $71,853 that expire in years 2005 through 2024. Substantial limitations restrict the Company’s ability to utilize certain Federal and state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for approximately $16,833 of the Federal net operating loss carryforwards and $42,104 of the state net operating loss carryforwards. In addition, the

Company has approximately $672 minimum tax credit carryforward available that is not subject to limitation.

The $14,379 net decrease in the valuation allowance is primarily due to the reduction in the valuation allowance for Federal and state loss carryforwards as utilization of the Company’s tax losses is more certain, and the expiration of certain Federal and state loss carryforwards.  The change in the valuation allowance includes a $6,783 decrease related to Federal loss carryforwards that was recorded as a reduction to KTI goodwill.

The valuation allowance includes $6,156 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company’s current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

17.                               DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE, DIVESTITURES AND IMPAIRMENT CHARGES

Discontinued Operations:

In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of its domestic brokerage operations and a commercial recycling business. The transaction was completed in June 2003. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, the Company could not retain discontinued accounting treatment for this operation. Therefore, the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for fiscal 2002 and 2003. In fiscal 2001, estimated future losses from this operation were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual losses from operations in fiscal 2002 and 2003.

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

On July 31, 2001, the Timber Energy business was sold for approximately $15,000 in total consideration. The consideration comprised the buyer’s assumption of debt, reimbursement of restricted cash funds, and a working capital adjustment, resulting in $10,691 cash.

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

In July, 2001, the Company sold its S&S Commercial division for consideration of $887. The transaction resulted in a gain of $692 which is included in other expense/(income), net.

In April 2003, the Company sold its FCR Virginia division for consideration of $875. The transaction resulted in a gain of $684 which is included in other expense/(income), net.

Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business. Consideration for the transaction was in the form of two notes receivable amounting to $5,460.  These notes were payable within five years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.  The Company did not initially account for this transaction as a sale based on an assessment that the risks and other incidents of ownership had not sufficiently transferred to the buyer.  Effective April 1, 2004, the Company completed the sale the export brokerage operations for total consideration of $4,984.  The gain on the sale amounted to $1,144 and is included in other expense/(income) for fiscal year 2004.

Impairment Charges:

In the fourth quarter of fiscal 2004 we recorded an impairment charge of $1,663, consisting of a $404 write-down of our investment in Resource Optimization Technology (“ROT”), a compost facility, which we intend to transfer at no cost to the minority interest holder of ROT; a charge of $926 relating to the sale of buildings and land at its former recycling facility in Mechanics Falls, Maine; and a charge of $333 for the discontinued Rockingham landfill project.

In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $4,864 to adjust the book value of the domestic brokerage and commercial recycling business to net realizable value.

18.                               EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2002	2003	2004
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$10,687	$4,058	$5,382
Less: preferred stock dividends	(3,010)	(3,094)	(3,252)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$7,677	$964	$2,130

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,667	22,769	23,496
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(159)	(41)	(482)
Weighted average number of common shares used in basic EPS	23,496	23,716	24,002
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	673	188	443
Weighted average number of common shares used in diluted EPS	24,169	23,904	24,445

For the fiscal years 2002, 2003 and 2004, 6,653, 8,408 and 6,513, respectively, of potentially dilutive common stock related to options, convertible debt, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

19.                               RELATED PARTY TRANSACTIONS

(a)                                  Services

During fiscal years 2002, 2003 and 2004, the Company retained the services of a related party, a company wholly owned by two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years 2002, 2003 and 2004 were $2,559, $1,525 and $5,759, respectively, of which $28 and $499 were outstanding and included in accounts payable at April 30, 2003 and 2004, respectively.

(b)                                 Leases

On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $21 and expired in April 2003. The leases were renewed effective May 1, 2003 as capital leases for a term of 60 months. Total expense charged to operations for fiscal years 2002, 2003 and 2004 under these agreements was $204, $196 and $255, respectively.

(c)                                  Landfill Post-closure

The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years 2002, 2003 and 2004, the Company paid $6, $8 and $9 respectively, pursuant to this agreement. As of April 30, 2003 and 2004, the Company has accrued $75 and $106 respectively, for costs associated with its post-closure obligations.

(d)                                 Transfer Station Lease

In June 1994, the Company entered into a transfer station lease for a term of 10 years. The transfer station was owned by a current member of the Company’s Board of Directors, who became a director upon the execution of the lease. Under the terms of the lease the Company agreed to pay monthly rent for the first five years at a rate of five dollars per ton of waste disposed of at the transfer station, with a minimum rent of $7 per month. In June 1999, the monthly rent was lowered to a rate of two dollars per ton of waste disposed, with a minimum rent of $3 per month. Total lease payments for the fiscal years 2002, 2003 and 2004 were $64, $55 and $35, respectively.  In October 2003, the Company agreed to assume the post-closure obligations at an adjacent closed landfill owned by the same member of the Company’s Board of Directors in exchange for ownership of the transfer station and closed landfill site and termination of the lease and rental obligations.

(e)                                  Employee Loans

As of April 30, 2003 and 2004, the Company has recourse loans to officers and employees outstanding in the amount of $1,105. The interest on these notes is payable upon demand by the Company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (4.00% at April 30, 2004). Notes from officers consisted of $1,016 at April 30, 2003 and 2004 with the remainder being from employees of the Company.

(f)                                    Commodity Sales

The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $2,303, $3,375 and $3,071 for fiscal years 2002, 2003 and 2004, respectively.

20.                               SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into Eastern region, Central region, Western region and FCR Recycling. The Company’s revenues in the Eastern region, Central region and Western region segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling and brokerage segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, mainly residue recycling (through 2002), major customer accounts and earnings from equity method investees, are included in Other.

	Eastern Region	Central Region	Western Region	FCR Recycling	Other
Year Ended April 30, 2002

Outside revenues	$152,095	$91,935	$65,628	$94,117	$17,460
Inter-segment Revenues	31,889	43,777	14,626	18,338	58
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,525	19,163	1,125	(10,417)	(709)
Depreciation & amortization	21,140	12,758	10,192	4,121	2,501
Interest expense (net)	9,247	2,559	7,434	10,044	1,263
Capital expenditures	15,850	11,856	6,490	2,573	905
Goodwill	108,517	25,212	48,576	37,433	(8)
Total assets	$270,854	$109,673	$104,479	$69,531	$67,074

	Eliminations	Total
Year Ended April 30, 2002

Outside revenues	$—	$421,235
Inter-segment Revenues	(108,688)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	10,687
Depreciation & amortization	—	50,712
Interest expense (net)	—	30,547
Capital expenditures	—	37,674
Goodwill	—	219,730
Total assets	$—	$621,611

	Eastern Region	Central Region	Western Region	FCR Recycling	Other
Year Ended April 30, 2003

Outside revenues	$153,318	$90,524	$68,451	$94,326	$14,244
Inter-segment Revenues	39,444	43,253	13,740	22,577	1
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(6,342)	19,118	2,577	(4,331)	(6,964)
Depreciation & amortization	22,706	11,531	8,204	3,426	2,063
Interest expense (net)	10,097	(204)	6,811	10,451	(901)
Capital expenditures	16,200	9,734	9,874	4,900	1,217
Goodwill	56,734	25,485	49,847	27,616	—
Total assets	$238,570	$107,694	$110,045	$64,989	$81,398

	Eliminations	Total
Year Ended April 30, 2003

Outside revenues	$—	$420,863
Inter-segment Revenues	(119,015)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	4,058
Depreciation & amortization	—	47,930
Interest expense (net)	—	26,254
Capital expenditures	—	41,925
Goodwill	—	159,682
Total assets	$—	$602,696

	Eastern Region	Central Region	Western Region	FCR Recycling	Other
Year Ended April 30, 2004

Outside revenues	$167,371	$100,789	$77,669	$77,091	$16,766
Inter-segment Revenues	50,731	48,458	15,930	3,657	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(12,128)	18,120	1,213	5,644	(7,467)
Depreciation & amortization	30,986	12,778	9,899	3,987	2,023
Interest expense (net)	12,820	(639)	7,357	4,461	1,398
Capital expenditures	25,716	14,410	13,771	2,769	1,669
Goodwill	56,260	28,684	50,918	21,368	—
Total assets	$298,575	$114,630	$122,109	$59,457	$81,506

	Eliminations	Total
Year Ended April 30, 2004

Outside revenues	$—	$439,686
Inter-segment Revenues	(118,776)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	—	5,382
Depreciation & amortization	—	59,673
Interest expense (net)	—	25,397
Capital expenditures	—	58,335
Goodwill	—	157,230
Total assets	$—	$676,277

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year
	2002	2003	2004
Collection	$196,863	$196,478	$214,039
Landfill / disposal facilities	57,449	59,942	69,639
Transfer	45,597	47,478	51,631
Recycling	65,508	80,237	101,087
Brokerage	50,125	36,728	3,290
Other (1)	5,693	—	—

Total	$421,235	$420,863	$439,686

(1)                                  Other revenues consist of revenues from entities divested during fiscal 2002, including Timber Energy and Multitrade.

21.                               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years 2003 and 2004.

Fiscal Year 2003	First Quarter(1)(2)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Revenues	$116,031	$114,570	$95,801	$94,461
Operating income	11,467	13,708	8,525	250
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,557	4,714	(822)	(2,391)
Net (loss) income available to common stockholders	(62,071)	3,860	(1,561)	(3,130)
Income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.08	0.17	(0.07)	(0.13)
Net (loss) income available to common stockholders	(2.62)	0.16	(0.07)	(0.13)
Diluted:
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.08	0.16	(0.07)	(0.13)
Net (loss) income available to common stockholders	(2.62)	0.16	(0.07)	(0.13)

Fiscal Year 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$113,888	$111,974	$104,558	$109,266
Operating income	10,367	10,191	7,407	4,878
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	3,471	5,694	1,490	(5,273)
Net (loss) income available to common stockholders	5,396	4,886	672	(6,101)
Income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting	0.11	0.20	0.03	(0.25)
Net (loss) income available to common stockholders	0.22	0.20	0.03	(0.25)
Diluted:
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.11	0.20	0.03	(0.25)
Net (loss) income available to common stockholders	0.22	0.20	0.03	(0.25)

(1)               In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of the Company’s domestic brokerage operations and a commercial recycling business and in June 2003, the Company completed the transaction.  The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001.  Due to the nature of the transaction, the Company could not retain discontinued accounting treatment for this operation.  Therefore, the commercial recycling operating results have been reclassified from discontinued to continuing operations for fiscal years 2001, 2002 and 2003 and the above quarterly summary data has been revised from amounts previously reported.

(2)               The Company revised results for the first quarter of fiscal 2003 to include additional goodwill impairment in the amount of $1,100, net of taxes, relating to our waste-to-energy operations, Maine Energy.  The Company previously reported goodwill impairment upon the adoption of SFAS 142 in the amount of $62,800, net of taxes.

22.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2003 and 2004; the condensed consolidating results of operations for the years ended April 30, 2002, 2003 and 2004; and the condensed consolidating statements of cash flows for the years ended April 30, 2002, 2003 and 2004 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2003

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,188	$2,686	$778	$—	$15,652
Prepaid expenses	1,121	3,803	155	—	5,079
Inventory	—	1,740	—	—	1,740
Deferred taxes	3,504	—	771	—	4,275
Other current assets	1,722	46,140	11,724	—	59,586
Total current assets	18,535	54,369	13,428	—	86,332

Property, plant and equipment, net of accumulated depreciation and amortization	2,996	294,109	5,223	—	302,328
Intangible assets, net	—	162,696	—	—	162,696
Deferred income taxes	—	—	—	—	—
Investment in subsidiaries	(44,742)	—	—	44,742	—
Investments in unconsolidated entities	7,778	31,341	—	(4,379)	34,740
Assets under contractual obligation	—	3,844	—	—	3,844
Other non-current assets	11,046	1,238	472	—	12,756

	(22,922)	493,228	5,695	40,363	516,364

Intercompany receivable	507,840	(509,887)	(2,312)	4,359	—

	$503,453	$37,710	$16,811	$44,722	$602,696

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,777	$1,257	—	$4,534
Accounts payable	1,350	31,832	108	—	33,290
Accrued payroll and related expenses	1,368	6,015	—	—	7,383
Accrued interest	5,373	2	—	—	5,375
Accrued capping, closure and post-closure costs, current portion	—	2,286	676	—	2,962
Other current liabilities	2,000	6,557	8,655	—	17,212

Total current liabilities	11,591	48,469	10,696	—	70,756

Long-term debt, less current maturities	298,500	2,318	1,571	—	302,389
Capital lease obligations, less current maturities	141	1,828	—	—	1,969
Accrued capping, closure and post closure costs, less current portion	—	21,977	1,010	—	22,987
Deferred income taxes	2,994	—	—	—	2,994
Other long-term liabilities	7,251	10,046	1,328	—	18,625

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $ 1,000 per share plus accrued but unpaid dividends	63,824	—	—	—	63,824

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 22,769,000 shares	228	101	100	(201)	228
Class B common stock -
Authorized – 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	542	1,190	—	(1,190)	542
Additional paid-in capital	270,068	47,885	2,825	(50,710)	270,068
Accumulated deficit	(151,696)	(96,104)	(719)	96,823	(151,696)

Total stockholders’ equity	119,152	(46,928)	2,206	44,722	119,152

	$503,453	$37,710	$16,811	$44,722	$602,696

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2004

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,805	$(196)	$398	$—	$8,007
Accounts receivable - trade, net of allowance for doubtful accounts	83	48,096	1,283	—	49,462
Prepaid expenses	1,504	3,457	—	(797)	4,164
Other current assets	5,436	2,494	13,247	—	21,177
Total current assets	14,828	53,851	14,928	(797)	82,810

Property, plant and equipment, net of accumulated depreciation and amortization	2,764	367,589	1,685	—	372,038
Intangible assets, net	—	157,230	—	—	157,230
Deferred income taxes	5,631	—	—	—	5,631
Investment in subsidiaries	(35,115)	—	—	35,115	—
Investments in unconsolidated entities	13,105	29,188	—	(4,379)	37,914
Assets under contractual obligation	—	2,148	—	—	2,148
Other non-current assets	11,849	6,537	120	—	18,506
	(1,766)	562,692	1,805	30,736	593,467

Intercompany receivable	553,154	(555,465)	(2,069)	4,380	—

	$566,216	$61,078	$14,664	$34,319	$676,277

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,942	$2,100	$—	$5,542
Accounts payable	1,780	37,516	738	—	40,034
Accrued interest	6,022	2	—	—	6,024
Accrued capping, closure and post-closure costs, current portion	—	1,928	543	—	2,471
Other current liabilities	4,787	18,354	10,956	(797)	33,300
Total current liabilities	14,089	59,742	14,337	(797)	87,371

Long-term debt, less current maturities	347,957	1,206	—	—	349,163
Capital lease obligations, less current maturities	—	1,367	—	—	1,367
Accrued capping, closure and post closure costs, less current portion	—	21,453	1,299	—	22,752
Other long-term liabilities	7,039	10,040	1,414	—	18,493

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	—	—	—	67,076

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,496,000 shares	235	101	100	(201)	235
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	408	1,933	—	(1,933)	408
Additional paid-in capital	272,993	48,270	2,595	(50,865)	272,993
Accumulated deficit	(143,591)	(83,034)	(5,081)	88,115	(143,591)

Total stockholders’ equity	130,055	(32,730)	(2,386)	35,116	130,055

	$566,216	$61,078	$14,664	$34,319	$676,277

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2002

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$418,500	$12,232	$(9,497)	$421,235

Operating expenses:
Cost of operations	4,057	273,651	8,482	(9,497)	276,693
General and administration	(333)	54,145	644	—	54,456
Depreciation and amortization	1,765	48,503	444	—	50,712
Restructuring charge	(438)	—	—	—	(438)
	5,051	376,299	9,570	(9,497)	381,423
Operating income (loss)	(5,051)	42,201	2,662	—	39,812

Other expense/(income), net:
Interest income	(29,858)	(1,896)	(254)	31,104	(904)
Interest expense	31,183	31,363	9	(31,104)	31,451
(Income) loss from equity method investments	(19,390)	(1,899)	—	19,390	(1,899)
Minority interest	—	—	(154)	—	(154)
Other (income)/expense, net	1,239	(6,249)	530	—	(4,480)
Other (income)/expense, net	(16,826)	21,319	131	19,390	24,014

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	11,775	20,882	2,531	(19,390)	15,798
Provision for income taxes	4,044	—	1,067	—	5,111

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	7,731	20,882	1,464	(19,390)	10,687
Reclassification adjustment from discontinued operations	—	1,140	—	—	1,140
Estimated loss on disposal of discontinued operations, net	—	(4,096)	—	—	(4,096)
Cumulative effect of change in accounting principle, net	(250)	—	—	—	(250)
Net income (loss)	7,481	17,926	1,464	(19,390)	7,481
Preferred stock dividend	3,010	—	—	—	3,010
Net income (loss) available to common stockholders	$4,471	$17,926	$1,464	$(19,390)	$4,471

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2003

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$416,777	$13,949	$(9,863)	$420,863

Operating expenses:
Cost of operations	(926)	275,747	13,389	(9,863)	278,347
General and administration	(3)	55,227	548	—	55,772
Depreciation and amortization	1,812	43,849	2,269	—	47,930
Impairment charge	400	4,464	—	—	4,864
	1,283	379,287	16,206	(9,863)	386,913
Operating income (loss)	(1,283)	37,490	(2,257)	—	33,950

Other expense/(income), net:
Interest income	(27,864)	(3,398)	(160)	31,104	(318)
Interest expense	26,826	30,450	400	(31,104)	26,572
(Income) loss from equity method investments	50,277	(2,073)	—	(50,277)	(2,073)
Loss on debt extinguishment	3,649	—	—	—	3,649
Minority interest	—	—	(152)	—	(152)
Other income, net	1,420	(2,536)	(483)	—	(1,599)
Other expense/(income), net	54,308	22,443	(395)	(50,277)	26,079

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(55,591)	15,047	(1,862)	50,277	7,871
Provision (benefit) for income taxes	4,217	—	(404)	—	3,813

Income (loss) from continuing operations before discontinued operationsand cumulative effect of change in accounting principle	(59,808)	15,047	(1,458)	50,277	4,058
Reclassification adjustment from discontinued operations, net	—	50	—	—	50
Cumulative effect of change in accounting principle, net	—	(63,916)	—	—	(63,916)
Net (loss) income	(59,808)	(48,819)	(1,458)	50,277	(59,808)
Preferred stock dividend	3,094	—	—	—	3,094
Net (loss) income available to common stockholders	$(62,902)	$(48,819)	$(1,458)	$50,277	$(62,902)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2004

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$432,677	$16,849	$(9,840)	$439,686

Operating expenses:
Cost of operations	(935)	283,917	14,167	(9,840)	287,309
General and administration	69	57,222	907	—	58,198
Depreciation and amortization	1,793	51,601	6,279	—	59,673
Impairment Charge	—	925	738	—	1,663
	927	393,665	22,091	(9,840)	406,843
Operating income (loss)	(927)	39,012	(5,242)	—	32,843

Other expense/(income), net:
Interest income	(24,587)	(1,363)	(97)	25,796	(251)
Interest expense	25,745	25,511	188	(25,796)	25,648
(Income) loss from equity method investments	(8,716)	(2,261)	—	8,716	(2,261)
Other expense/(income), net:	(289)	6,337	(100)	—	5,948
Other expense/(income), net	(7,847)	28,224	(9)	8,716	29,084

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	6,920	10,788	(5,233)	(8,716)	3,759
Benefit for income taxes	(1,185)	—	(438)	—	(1,623)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	8,105	10,788	(4,795)	(8,716)	5,382
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income (loss)	8,105	13,306	(4,590)	(8,716)	8,105
Preferred stock dividend	3,252	—	—	—	3,252
Net income (loss) available to common stockholders	$4,853	$13,306	$(4,590)	$(8,716)	$4,853

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2002

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used In) Operating Activities	$(10,523)	$77,115	$(401)	$1,496	$67,687
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(647)	(36,986)	(41)	—	(37,674)
Proceeds from divestitures, net of cash divested		31,216			31,216
Other	3,530	(1,578)	(5,027)	—	(3,075)
Net Cash Provided by (Used In) Investing Activities	2,883	(7,348)	(5,068)	—	(9,533)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	70,984	—	2,400	—	73,384
Principal payments on long-term debt	(141,103)	(5,710)	(196)	—	(147,009)
Proceeds from exercise of stock options	3,560	—	—	—	3,560
Intercompany borrowings	64,955	(68,425)	4,966	(1,496)	—
Net Cash Provided by (Used In) Financing Activities	(1,604)	(74,135)	7,170	(1,496)	(70,065)
Cash Provided (used in) discontinued operations	759	(6,551)	—	—	(5,792)
Net (decrease) increase in cash and cash equivalents	(8,485)	(10,919)	1,701	—	(17,703)
Cash and cash equivalents, beginning of period	12,847	8,542	612	—	22,001
Cash and cash equivalents, end of period	$4,362	$(2,377)	$2,313	$—	$4,298

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2003

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by (Used In) Operating Activities	$3,861	61,782	$2,534	$(3,225)	$64,952
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired		(18,068)			(18,068)
Additions to property, plant and equipment	(369)	(39,509)	(2,047)	—	(41,925)
Other	(5,329)	4,114	—	—	(1,215)
Net Cash Used In Investing Activities	(5,698)	(53,463)	(2,047)	—	(61,208)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	376,737	2,541	1,243	—	380,521
Principal payments on long-term debt	(354,558)	(5,902)	(1,445)	—	(361,905)
Deferred financing costs	(11,466)	—	—	—	(11,466)
Proceeds from exercise of stock options	460	—	—	—	460
Intercompany borrowings	(1,510)	105	(1,820)	3,225	—
Net Cash Provided by (Used In) Financing Activities	9,663	(3,256)	(2,022)	3,225	7,610
Net increase (decrease) in cash and cash equivalents	7,826	5,063	(1,535)	—	11,354
Cash and cash equivalents, beginning of period	4,362	(2,377)	2,313	—	4,298
Cash and cash equivalents, end of period	$12,188	$2,686	$778	$—	$15,652

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2004

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$1,601	64,562	$3,735	$—	$69,898
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(31,947)	—	—	(31,947)
Acquisitions of landfill operating lease contracts	—	(32,223)	—	—	(32,223)
Additions to property, plant and equipment	(6,047)	(49,547)	(2,741)	—	(58,335)
Proceeds from divestitures	—	4,984	—	—	4,984
Advances to unconsolidated entities	(7,332)	—	—	—	(7,332)
Other	—	1,195	—	—	1,195
Net Cash Used In Investing Activities	(13,379)	(107,538)	(2,741)	—	(123,658)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	193,285	2,018	—	—	195,303
Principal payments on long-term debt	(146,626)	(2,667)	(1,269)	—	(150,562)
Deferred financing costs	(2,632)	—	—	—	(2,632)
Proceeds from exercise of stock options	4,006	—	—	—	4,006
Intercompany borrowings	(40,638)	40,743	(105)	—	—
Net Cash Provided by (Used in) Financing Activities	7,395	40,094	(1,374)	—	46,115
Net decrease in cash and cash equivalents	(4,383)	(2,882)	(380)	—	(7,645)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$7,805	$(196)	$398	$—	$8,007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required with respect to changes in the Company’s accountants was previously reported in the Current Report on Form 8-K of the Company filed on May 22, 2002 and in the Current Report on Form 8-K of the Company filed on June 18, 2002, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company as of April 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company which is set forth under “Executive Officers and Other Key Employees of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) have been omitted from this Annual Report on Form 10-K, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under the Company’s equity compensation plans as of April 30, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)

Equity compensation plans approved by security holders	3,365,813	$12.92	908,941	(3)
Equity compensation plans not approved by security holders	—	$—	—

(1)                                  This table excludes an aggregate of 70,111 shares issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of KTI, Inc. The weighted average exercise price of the excluded options is $20.41

(2)                                  In addition to being available for future issuance upon exercise of options that may be granted after April 30, 2004, 414,475 shares under the Company’s Amended and Restated 1997 Stock Incentive Plan, of the 908,941 reflected in column (c), may instead be issued in the form of restricted stock or other equity-based awards.

(3)                                  Includes 459,966 shares issuable under the Company’s 1997 Employee Stock Purchase Plan.

A description of the material terms of the equity compensation plans not approved by the Company’s security holders is included in Note 14 “Stockholders’ Equity” to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements included under Item 8:
Report of Independent Public Accountants
Consolidated Balance Sheets as of April 30, 2003 and 2004
Consolidated Statements of Operations for the fiscal years 2002, 2003, and 2004.
Consolidated Statements of Stockholders’ Equity for the fiscal years 2002, 2003, and 2004.
Consolidated Statements of Cash Flows for the fiscal years 2002, 2003, and 2004.
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.
(b)	Reports on Form 8-K
The Company furnished a report on Form 8-K on March 11, 2004 reporting under item 12 thereof its results for the fiscal quarter ended January 31, 2004.
(c)	The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.

Dated: June 25, 2004	/s/ John W. Casella
John W. Casella
By:	Chairman and Chief Executive Officer
Date: June 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive
John W. Casella	Officer (Principal Executive Officer)	June 25, 2004

/s/ James W. Bohlig
James W. Bohlig	President and Chief Operating Officer, Director	June 25, 2004

/s/ Richard A. Norris	Senior Vice President and Chief Financial Officer (Principal
Richard A. Norris	Accounting and Financial Officer)	June 25, 2004

/s/ Douglas R. Casella
Douglas R. Casella	Director	June 25, 2004

/s/ John F. Chapple III
John F. Chapple III	Director	June 25, 2004

/s/ Gregory B. Peters
Gregory B. Peters	Director	June 25, 2004

/s/ James F. Callahan, Jr.
James F. Callahan, Jr.	Director	June 25, 2004

/s/ D. Randolph Peeler
D. Randolph Peeler	Director	June 25, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).

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

10.18

Host Municipalities’ Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

10.19

Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33- 85234)).

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

10.34

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 24, 2003, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Fleet National Bank, individually and as administrative agent, and Bank of America, N.A., individually and as syndication agent, with Fleet Securities, Inc. and Banc of American Securities LLC acting as Co-Arrangers (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed September 12, 2003 (file no. 000-23211)).

10.35

Construction, Operation and Management Agreement between New England Waste Services of Massachusetts, Inc. and the Town of Templeton, Massachusetts (incorporated herein by reference to Exhibit 10.35 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).

10.36

Amendment No. 1 and Release to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.36 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).

10.37

Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella Waste Systems, Inc. as filed on September 12, 2003 (file no. 000-23211)).

10.38

Amendment No. 3 and Consent to Certain Acquisitions to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form S-4 of Casella Waste Systems, Inc. as filed on February 20, 2004 (file no. 000-23211)).

10.39

Joinder Agreement to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.5 to the registration statement on Form S-4 of Casella Waste Systems, Inc. as filed on February 20, 2004 (file no. 000-23211)).

10.40	Amendment No. 4 to Second Amended and Restated Revolving Credit and Term Loan Agreement.
21.1	Subsidiaries of Casella Waste Systems, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

Our audits of the consolidated financial statements referred to in our report dated June 17, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for each of the three years ended April 30, 2004 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

June 17, 2004

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	April 30,
	2002	2003	2004

Balance at beginning of period	$4,904	$821	$895
Additions - Charged to expense	(895)	798	1,524
Deductions - Bad debts written off, net of recoveries	(3,188)	(724)	(1,836)
Balance at end of period	$821	$895	$583

Restructuring

(in thousands)

	April 30,
	2002	2003	2004

Balance at beginning of period	$4,151	$37	$—
Additions - Charged to expense	(438)	—	—
Deductions - Amounts paid	(3,676)	(37)	—
Balance at end of period	$37	$—	$—