Form 10-Q
period 2004-07-31
CASELLA WASTE SYSTEMS INC
filed 2004-09-09
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 31, 2004:

Class A Common Stock	23,524,014
Class B Common Stock	988,200

PART I.                  FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	April 30, 2004	July 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,007	$3,418
Restricted cash	12,419	12,268
Accounts receivable - trade, net of allowance for doubtful accounts of $583 and $651	49,462	52,809
Notes receivable - officers/employees	1,105	1,105
Refundable income taxes	623	232
Prepaid expenses	4,164	5,825
Inventory	1,848	1,970
Deferred income taxes	4,328	4,524
Other current assets	854	1,102
Total current assets	82,810	83,253

Property, plant and equipment, net of accumulated depreciation and amortization of $268,019 and $283,891	372,038	387,877
Goodwill	157,230	160,003
Intangible assets, net	3,578	3,378
Deferred income taxes	5,631	3,642
Investments in unconsolidated entities	37,914	36,596
Net assets under contractual obligation	2,148	1,569
Other non-current assets	14,928	15,294
	593,467	608,359

	$676,277	$691,612

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for share and per share data)

	April 30, 2004	July 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$5,542	$5,197
Current maturities of capital lease obligations	602	764
Accounts payable	40,034	40,492
Accrued payroll and related expenses	7,425	4,389
Accrued interest	6,024	10,249
Accrued capping, closure and post-closure costs, current portion	2,471	927
Other accrued liabilities	25,273	25,790
Total current liabilities	87,371	87,808

Long-term debt, less current maturities	349,163	360,270
Capital lease obligations, less current maturities	1,367	1,947
Accrued capping, closure and post-closure costs, less current maturities	22,752	23,580
Other long-term liabilities	18,493	17,644

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding as of April 30, 2004 and July 31, 2004, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	67,915

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,496,000 and 23,524,000 shares as of April 30, 2004 and July 31, 2004, respectively	235	235
Class B Common Stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	408	519
Additional paid-in capital	272,993	272,432
Accumulated deficit	(143,591)	(140,748)
Total stockholders’ equity	130,055	132,448

	$676,277	$691,612

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended July 31,
	2003	2004

Revenues	$113,888	$124,164

Operating expenses:
Cost of operations	74,278	78,560
General and administration	14,473	15,543
Depreciation and amortization	14,770	17,244
	103,521	111,347
Operating income	10,367	12,817
Other expense/(income), net:
Interest income	(52)	(58)
Interest expense	6,275	7,169
Loss (income) from equity method investments	(35)	68
Other expense/(income)	(159)	530
Other expense, net	6,029	7,709

Income before income taxes and cumulative effect of change in accounting principle	4,338	5,108
Provision for income taxes	867	2,265

Income before cumulative effect of change in accounting principle	3,471	2,843
Cumulative effect of change in accounting principle (net of income taxes of $1,856)	2,723	—
Net income	6,194	2,843
Preferred stock dividend	798	838
Net income available to common stockholders	$5,396	$2,005

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended July 31,
	2003	2004
Earnings Per Share:
Basic:
Income before cumulative effect of change in accounting principle available to common stockholders	$0.11	$0.08
Cumulative effect of change in accounting principle, net	0.11	—

Net income per common share available to common stockholders	$0.22	$0.08

Basic weighted average common shares outstanding	23,760	24,492

Diluted:
Income before cumulative effect of change in accounting principle available to common stockholders	$0.11	$0.08
Cumulative effect of change in accounting principle, net	0.11	—

Net income per common share available to common stockholders	$0.22	$0.08

Diluted weighted average common shares outstanding	24,006	25,092

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended July 31,
	2003	2004
Cash Flows from Operating Activities:
Net income	$6,194	$2,843

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	14,770	17,244
Depletion of landfill operating lease obligations	—	1,347
Cumulative effect of change in accounting principle, net	(2,723)	—
Loss (income) from equity method investments	(35)	68
Loss (gain) on sale of equipment	(54)	276
Deferred income taxes	1,351	1,755
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(7,440)	(3,347)
Accounts payable	2,252	458
Other assets and liabilities	673	(931)
	8,794	16,870
Net Cash Provided by Operating Activities	14,988	19,713

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(6,027)	(3,582)
Additions to property, plant and equipment	(17,738)	(22,908)
Payments on landfill operating lease contracts	—	(9,363)
Proceeds from sale of equipment	59	188
Advances to unconsolidated entities	(693)	—
Proceeds from assets under contractual obligation	304	579
Net Cash Used In Investing Activities	(24,095)	(35,086)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	33,400	44,850
Principal payments on long-term debt	(34,261)	(34,306)
Proceeds from exercise of stock options	53	240
Net Cash Provided by (Used in) Financing Activities	(808)	10,784
Net decrease in cash and cash equivalents	(9,915)	(4,589)
Cash and cash equivalents, beginning of period	15,652	8,007

Cash and cash equivalents, end of period	$5,737	$3,418

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Three Months Ended July 31,
	2003	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$2,878	$2,558
Income taxes, net of refunds	$341	$117

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations
Fair value of assets acquired	$6,213	$3,704
Cash paid, net	(6,027)	(3,582)

Liabilities assumed	$186	$122

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands, except for per share data)

1.                                      ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. and Subsidiaries (the “Company” or the “Parent”) as of April 30, 2004 and July 31, 2004, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 2003 and 2004 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2004.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (the “Annual Report”).  The results of the three months ended July 31, 2004 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2005.

2.                                      BUSINESS COMBINATIONS

During the three months ended July 31, 2004, the Company acquired four solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $3,582 in cash to the sellers.  The Company completed three such acquisitions during the three months ended July 31, 2003.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.  Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the three months ended July 31, 2003 and 2004 had been completed as of May 1, 2003.

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2004
Revenues	$115,284	$124,187
Operating income	$10,370	$13,088
Net income available to common stockholders	$3,649	$2,849
Diluted net income per common share	$0.23	$0.08
Diluted weighted average common shares outstanding	24,006	25,092

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2003 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.                                      ADOPTION OF NEW ACCOUNTING STANDARDS

FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 was issued by the FASB in December 2003.  In January 2003, the FASB issued FIN 46, which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  In December 2003, the FASB revised FIN 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period.  FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003.  The FASB’s December 2003 revision to FIN 46 makes the Interpretation effective for all other variable interest entities beginning March 31, 2004.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

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

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. On June 10, 2004 the Company filed a Judicial challenge to the Commissioner’s decision, which has been stayed for a 9-month period during which time the Company will continue to explore settlement possibilities with the State in lieu of a hearing on damages, which is not yet scheduled. Although a loss as a result of these claims is probable, the Company cannot estimate a range of probable losses at this time.  A charge incurred by the Company related to these claims will not have an immediate impact on operations but will be capitalized as part of the related landfill asset and amortized over the life of the landfill as tons are placed at the site.

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

6.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended July 31,
	2003	2004
Numerator:
Income before cumulative effect of change in accounting principle	$3,471	$2,843
Less: preferred stock dividends	(798)	(838)
Income before cumulative effect of change in accounting principle available to common stockholders	$2,673	$2,005

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,796	23,524
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(24)	(20)
Weighted average number of common shares used in basic EPS	23,760	24,492
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	246	600
Weighted average number of common shares used in diluted EPS	24,006	25,092

For the three months ended July 31, 2003 and 2004, 7,163 and 6,250 common stock equivalents related to options, warrants, and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

7.                                      COMPREHENSIVE INCOME

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle due to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Comprehensive income for the three months ended July 31, 2003 and 2004 is as follows:

	Three Months Ended July 31,
	2003	2004
Net income	$6,194	$2,843
Other comprehensive income	191	111
Comprehensive income	$6,385	$2,954

The components of other comprehensive income for the three months ended July 31, 2003 and 2004 are shown as follows:

	Three Months Ended
	July 31, 2003			July 31, 2004
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of interest rate swaps and commodity hedges during period	$322	$131	$191	$187	$76	$111

8.                                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twenty-four commodity hedge contracts as of July 31, 2004.  These contracts expire between April 2005 and October 2006.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of July 31, 2004 the fair value of these hedges was an obligation of $1,353, with the net amount (net of taxes of $535) recorded as an unrealized loss in accumulated other comprehensive income.

The Company is party to two interest swap agreements as of July 31, 2004 for an aggregate notional amount of $53,000 expiring in February, 2006.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of July 31, 2004, the fair value of these swaps was $249, with the net amount (net of taxes of $101) recorded as an unrealized gain in other comprehensive income. The estimated net amount of the existing gains as of July 31, 2004 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $158. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

9.                                      STOCK BASED COMPENSATION PLANS

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value as of the grant date of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the three months ended July 31, 2003 and 2004.

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2004

Risk free interest rate	2.34%	3.95% - 3.97%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	45.88%	45.88%

The total value of options granted would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Three Months Ended July 31,
	2003	2004
Net income available to common stockholders, as reported	$5,396	$2,005
Deduct: Total stock-based compensation expense determined under fair value based method, net	131	376
Net income available to common stockholders, pro forma	$5,265	$1,629

Basic income per common share:
As reported	$0.22	$0.08
Pro forma	$0.22	$0.07
Diluted income per common share:
As reported	$0.22	$0.08
Pro forma	$0.22	$0.06

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

The Company classifies its operations into Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The Eastern Region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass and brokerage of recycled materials.  In June 2003 the Company transferred its domestic brokerage operation and a commercial recycling business to former employees who had managed those businesses.  Included in Other are ancillary operations, mainly major customer accounts and earnings from equity method investees.

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended July 31, 2003

Outside Revenues	$43,656	$25,970	$20,604	$19,497	$4,161
Inter-segment Revenues	13,232	12,551	3,370	3,195	—
Income before cumulative effect of change in accounting principle	(1,369)	5,441	981	400	(1,982)
Total Assets	$243,981	$114,453	$111,404	$67,699	$69,717

	Eliminations	Total
Three Months Ended July 31, 2003

Outside Revenues	$—	$113,888
Inter-segment Revenues	(32,348)	—
Income before cumulative effect of change in accounting principle	—	3,471
Total Assets	$—	$607,254

	Eastern Region	Central Region	Western Region	Recycling	Other
Three Months Ended July 31, 2004

Outside Revenues	$47,297	$28,692	$23,978	$20,091	$4,106
Inter-segment Revenues	15,322	14,236	5,460	138	—
Income before cumulative effect of change in accounting principle	(4,235)	6,352	1,931	2,172	(3,377)
Total Assets	$301,378	$119,911	$136,550	$56,956	$76,817

	Eliminations	Total
Three Months Ended July 31, 2004

Outside Revenues	$—	$124,164
Inter-segment Revenues	(35,156)	—
Income before cumulative effect of change in accounting principle	—	2,843
Total Assets	$—	$691,612

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2003	2004
Collection	$55,553	$58,523
Landfill/disposal facilities	17,827	20,434
Transfer	14,247	14,764
Recycling	22,967	30,443
Brokerage	3,294	—
Total revenues	$113,888	$124,164

11.                               NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective June 30, 2003, the Company transferred its domestic brokerage operations as well as a commercial recycling business to former employees who had been responsible for managing those businesses.  Consideration for the transaction was in the form of two notes receivable amounting up to $6,925.  These notes are payable within twelve years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

The Company has not accounted for this transaction as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyer. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and are being reduced as payments are made.

Net assets under contractual obligations amounted to $2,148 and $1,569 at April 30, 2004 and July 31, 2004, respectively.

12.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2004 and July 31, 2004, and the condensed consolidating results of operations and the condensed consolidating statements of cash flows for the three months ended July 31, 2003 and 2004 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2004
(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,805	$(196)	$398	$—	$8,007
Accounts receivable - trade, net of allowance for doubtful accounts	83	48,096	1,283	—	49,462
Prepaid expenses	1,504	3,457	—	(797)	4,164
Other current assets	5,436	2,494	13,247	—	21,177
Total current assets	14,828	53,851	14,928	(797)	82,810

Property, plant and equipment, net of accumulated depreciation and amortization	2,764	367,589	1,685	—	372,038
Intangible assets, net	—	157,230	—	—	157,230
Deferred income taxes	5,631	—	—	—	5,631
Investment in subsidiaries	(35,115)	—	—	35,115	—
Investments in unconsolidated entities	13,105	29,188	—	(4,379)	37,914
Assets under contractual obligation	—	2,148	—	—	2,148
Other non-current assets	11,849	6,537	120	—	18,506
	(1,766)	562,692	1,805	30,736	593,467

Intercompany receivable	553,154	(555,465)	(2,069)	4,380	—

	$566,216	$61,078	$14,664	$34,319	$676,277

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,942	$2,100	$—	$5,542
Accounts payable	1,780	37,516	738	—	40,034
Accrued interest	6,022	2	—	—	6,024
Accrued closure and post-closure costs, current portion	—	1,928	543	—	2,471
Other current liabilities	4,787	18,354	10,956	(797)	33,300
Total current liabilities	14,089	59,742	14,337	(797)	87,371

Long-term debt, less current maturities	347,957	1,206	—	—	349,163
Capital lease obligations, less current maturities	—	1,367	—	—	1,367
Accrued closure and post closure costs, less current portion	—	21,453	1,299	—	22,752
Other long-term liabilities	7,039	10,040	1,414	—	18,493

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	—	—	—	67,076

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,496,000 shares	235	101	100	(201)	235
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	408	1,933	—	(1,933)	408
Additional paid-in capital	272,993	48,270	2,595	(50,865)	272,993
Accumulated deficit	(143,591)	(83,034)	(5,081)	88,115	(143,591)

Total stockholders’ equity	130,055	(32,730)	(2,386)	35,116	130,055

	$566,216	$61,078	$14,664	$34,319	$676,277

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,186)	$3,615	$989	$—	$3,418
Refundable income taxes	232	—	—	—	232
Prepaid expenses	1,938	4,684	—	(797)	5,825
Other current assets	6,076	53,460	14,242	—	73,778
Total current assets	7,060	61,759	15,231	(797)	83,253

Property, plant and equipment, net of accumulated depreciation and amortization	3,053	384,158	666	—	387,877
Intangible assets, net	—	160,003	—	—	160,003
Investment in subsidiaries	(30,374)	—	—	30,374	—
Assets under contractual obligation	—	1,569	—	—	1,569
Other non-current assets	28,419	34,750	120	(4,379)	58,910
	1,098	580,480	786	25,995	608,359

Intercompany receivable	575,822	(578,134)	(2,067)	4,379	—

	$583,980	$64,105	$13,950	$29,577	$691,612

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$212	$552	$—	$—	$764
Accrued payroll and related expenses	968	3,402	19	—	4,389
Accrued interest	10,246	3	—	—	10,249
Accrued closure and post-closure costs, current portion	—	560	367	—	927
Other current liabilities	5,382	53,203	13,691	(797)	71,479
Total current liabilities	16,808	57,720	14,077	(797)	87,808

Long-term debt, less current maturities	359,436	834	—	—	360,270
Capital lease obligations, less current maturities	334	1,613	—	—	1,947
Accrued closure and post closure costs, less current portion	—	—	—	—	—
Other long-term liabilities	7,039	30,810	3,375	—	41,224

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,915	—	—	—	67,915

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,524,000 shares	235	101	100	(201)	235
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	519	1,189	—	(1,189)	519
Additional paid-in capital	272,432	48,314	2,581	(50,895)	272,432
Accumulated deficit	(140,748)	(76,476)	(6,183)	82,659	(140,748)

Total stockholders’ equity	132,448	(26,872)	(3,502)	30,374	132,448

	$583,980	$64,105	$13,950	$29,577	$691,612

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2003
(Unaudited)
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$112,146	$4,222	$(2,480)	$113,888

Operating expenses:
Cost of operations	204	73,740	2,814	(2,480)	74,278
General and administration	(118)	14,394	197	—	14,473
Depreciation and amortization	449	12,830	1,491	—	14,770
	535	100,964	4,502	(2,480)	103,521
Operating income	(535)	11,182	(280)	—	10,367

Other expense/(income), net:
Interest income	(5,927)	(337)	(26)	6,238	(52)
Interest expense	6,337	6,107	69	(6,238)	6,275
Income from equity method investments	(7,995)	(35)	—	7,995	(35)
Other income, net:	(4)	(126)	(29)	—	(159)
Other expense, net	(7,589)	5,609	14	7,995	6,029

Income before income taxes and cumulative effect of change in accounting principle	7,054	5,573	(294)	(7,995)	4,338
Provision for income taxes	860	—	7	—	867

Income before cumulative effect of change in accounting principle	6,194	5,573	(301)	(7,995)	3,471
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income	6,194	8,091	(96)	(7,995)	6,194
Preferred stock dividend	798	—	—	—	798
Net income available to common stockholders	$5,396	$8,091	$(96)	$(7,995)	$5,396

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$123,032	$3,874	$(2,742)	$124,164

Operating expenses:
Cost of operations	97	78,286	2,919	(2,742)	78,560
General and administration	(173)	15,462	254	—	15,543
Depreciation and amortization	441	15,008	1,795	—	17,244
	365	108,756	4,968	(2,742)	111,347
Operating income	(365)	14,276	(1,094)	—	12,817

Other expense/(income), net:
Interest income	(7,003)	(16)	(39)	7,000	(58)
Interest expense	7,373	6,758	38	(7,000)	7,169
Loss from equity method investments	(5,858)	68	—	5,858	68
Other expense, net:	26	506	(2)	—	530
Other expense, net	(5,462)	7,316	(3)	5,858	7,709

Income before income taxes	5,097	6,960	(1,091)	(5,858)	5,108
Provision for income taxes	2,254	—	11	—	2,265

Net income	2,843	6,960	(1,102)	(5,858)	2,843
Preferred stock dividend	838	—	—	—	838
Net income available to common stockholders	$2,005	$6,960	$(1,102)	$(5,858)	$2,005

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2003
(Unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$2,010	$11,515	$1,043	$420	$14,988
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired		(6,027)			(6,027)
Additions to property, plant and equipment	(144)	(17,028)	(566)	—	(17,738)
Other	(693)	363	—	—	(330)
Net Cash Used In Investing Activities	(837)	(22,692)	(566)	—	(24,095)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	33,400	—	—	—	33,400
Principal payments on long-term debt	(33,689)	(262)	(310)	—	(34,261)
Proceeds from exercise of stock options	53	—	—	—	53
Intercompany borrowings	(9,950)	10,910	(540)	(420)	—
Net Cash Used In Financing Activities	(10,186)	10,648	(850)	(420)	(808)
Net decrease in cash and cash equivalents	(9,013)	(529)	(373)	—	(9,915)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$3,175	$2,157	$405	$—	$5,737

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2004
(Unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$1,129	$16,984	$1,600	$—	$19,713
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(3,582)	—	—	(3,582)
Acquisitions of landfill operating lease contracts	—	(9,363)	—	—	(9,363)
Additions to property, plant and equipment	(289)	(21,843)	(776)	—	(22,908)
Other	—	767	—	—	767
Net Cash Used In Investing Activities	(289)	(34,021)	(776)	—	(35,086)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	44,850	—	—	—	44,850
Principal payments on long-term debt	(31,314)	(2,667)	(325)	—	(34,306)
Proceeds from exercise of stock options	240	—	—	—	240
Intercompany borrowings	(23,607)	23,515	92	—	—
Net Cash Provided by Financing Activities	(9,831)	20,848	(233)	—	10,784
Net decrease in cash and cash equivalents	(8,991)	3,811	591	—	(4,589)
Cash and cash equivalents, beginning of period	7,805	(196)	398	—	8,007
Cash and cash equivalents, end of period	$(1,186)	$3,615	$989	$—	$3,418

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of August 31, 2004, the Company owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 38 solid waste collection operations, 34 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $113.9 million for the quarter ended July 31, 2003 to $124.2 million for the quarter ended July 31, 2004.  From May 1, 2003 through April 30, 2004, the Company acquired eleven solid waste collection, transfer, disposal and recycling operations.  Between May 1, 2004 and July 31, 2004 the Company acquired four solid waste collection, transfer, disposal and recycling operations. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred our export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of the Company’s brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  Due to the structure of these transactions, the transfers were not initially recorded as a sale.  Effective April 1, 2004, the Company completed the sale of the export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million.  For the three months ended July 31, 2003, the transferred domestic brokerage and recycling businesses accounted for $3.3 million of the Company’s revenues.

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

In the “Other” segment, the Company has ancillary revenues including major customer accounts and earnings from equity method investees.  The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in our results of operations.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of our revenues attributable to services provided.  For the quarter ended July 31, 2003, the percentages of revenues shown below reflect revenues from the domestic brokerage and recycling operations through June 30, 2003. The domestic brokerage operation was transferred effective June 30, 2003 to the employees of that unit.  Excluding the effect of brokerage revenues, collection and transfer revenues as a percentage of total revenue were lower in the quarter ended July 31, 2004 compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the large increase in recycling revenue dollars.  Net of brokerage revenues, landfill/disposal revenues as a percentage of total revenues in the quarters ended July 31, 2003 and 2004 remained approximately constant.  The increase between fiscal years in recycling revenues as a percentage of total revenues is mainly due to higher commodity volumes and prices.  The decrease in brokerage revenues as a percentage of revenues in the quarter ended July, 31, 2004 is due to the transfer of the domestic brokerage business to employees of that unit.

	Three Months Ended July 31,
	2003	2004
Collection	48.8%	47.1%
Landfill/disposal facilities	15.7	16.5
Transfer	12.5	11.9
Recycling	20.2	24.5
Brokerage	2.8	0.0
Total revenues	100.0%	100.0%

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

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-production method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, except for accretion expense, the Company no longer accrues for landfill retirement obligations through a charge to cost of operations, but rather as an increase to landfill assets which are amortized using a straight-line rate per ton as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  The Company depreciates all fixed and intangible assets, other than goodwill, to a zero net book value, and does not apply a salvage value to any fixed assets.

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

The Company will have material financial obligations relating to capping, closure and post-closure costs of our existing landfills and any disposal facilities which the Company may own or operate in the future.  The Company has provided and will in the future provide accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that our financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s Consolidated Financial Statements bear in relation to revenues.

	Three Months Ended July 31,
	2003	2004
Revenues	100.0%	100.0%
Cost of operations	65.2	63.2
General and administration	12.7	12.6
Depreciation and amortization	13.0	13.9
Operating income	9.1	10.3
Interest expense, net	5.5	5.7
Loss (income) from equity method investments	(0.1)	0.1
Other expense/(income), net	(0.1)	0.4
Provision for income taxes	0.8	1.8
Income before cumulative effect of change in accounting principle	3.0%	2.3%

Three Months Ended July 31, 2004 versus July 31, 2003

Revenues. Revenues increased $10.3 million, or 9.0% to $124.2 million in the quarter ended July 31, 2004 from $113.9 million in the quarter ended July 31, 2003.  The revenue increase in the quarter is attributable to an increase in solid waste revenues of $2.4 million, due to volume and price increases, and higher recycling volumes and prices which resulted in a net increase in recycling revenues of $3.6 million.  Revenues from the rollover effect of acquired businesses accounted for $7.6 million in the quarter, partially offset by the loss of revenues divested amounting to $3.3 million.

Cost of operations. Cost of operations increased $4.1 million or 5.6% to $78.4 million in the quarter ended July 31, 2004 from $74.3 million in the quarter ended July 31, 2003.  As a percentage of revenues, cost of operations decreased to 63.2% in the quarter ended July 31, 2004 compared to 65.2% in the prior year period.  The dollar increase in cost of operations expenses in the quarter is primarily due to the effect of acquired businesses and higher fuel costs.

General and administration. General and administration expenses increased $1.2 million, or 8.4% to $15.7 million in the quarter ended July 31, 2004 from $14.5 million in the quarter ended July 31, 2003, and decreased as a percentage of revenues to 12.6% in the quarter ended July 31, 2004 from 12.7% in the prior year comparable period.  The dollar increase in general and administration expenses was due to higher bonus accruals, travel expenses, communications and training costs as well as expenses related to compliance with the Sarbanes Oxley Act.

Depreciation and amortization.  Depreciation and amortization expense increased $2.5 million, or 16.8%, to $17.2 million in the quarter ended July 31, 2004 from $14.8 million in the quarter ended July 31, 2003.  Depreciation expense was up $0.7 million between periods and landfill amortization expense increased $1.8 million which was primarily attributable to recently acquired landfill operations.  Depreciation and amortization expense as a percentage of revenue increased to 13.9% in the quarter ended July 31, 2004 from 13.0% in the quarter ended July 31, 2003 which resulted mainly from the increase in landfill amortization expense.

Interest expense, net. Net interest expense increased $0.9 million, or 14.3% to $7.1 million in the quarter ended July 31, 2004 from $6.2 million in the quarter ended July 31, 2003.  This increase is attributable to higher average debt balances due to higher capital expenditures and payments on landfill operating lease contracts.  The average interest rate in the current fiscal quarter remained relatively comparable to the prior year period.  Net interest expense, as a percentage of revenues increased to 5.7% in the quarter ended July 31, 2004 from 5.5% in the quarter ended July 31, 2003.

Loss (income) from equity method investments. Loss (income) for the quarter ended July 31, 2004 and 2003 was solely from our 50% joint venture interest in GreenFiber.  The loss in the quarter ended July 31, 2004 is mainly due to higher raw materials and marketing costs.

Other expense/(income), net.  Other expense in the quarter ended July 31, 2004 was $0.5 million compared to other income of $0.2 million in the quarter ended July 31, 2003.  Other expense in the quarter ended July 31, 2004 consisted of a loss on the retirement of fixed assets as well as costs of winding down the operations of the New Heights power plant.  Other income in the quarter ended July 31, 2003 was mainly due to a gain on sale of equipment.

Provision for income taxes. Provision for income taxes increased $1.4 million to $2.3 million for the quarter ended July 31, 2004 from $0.9 million for the quarter ended July 31, 2003.  The effective tax rate increased to 44.3% in the quarter ended July 31, 2004 from 20.0% in the quarter ended July 31, 2003 primarily due to a July 31, 2003 decrease in the valuation allowance for loss carryforwards.

Cumulative effect of change in accounting principle, net. Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  The primary modification to the Company’s methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  Upon adoption of SFAS No. 143 the Company recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million) in the quarter ended July 31, 2003 in order to reflect the cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $8.0 million at July 31, 2004 compared to a net working capital deficit of $12.6 million at April 30, 2004.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factor accounting for the working capital increase was a higher level of trade receivables.

The Company has a $325.0 million credit facility with a group of banks for which Fleet Bank, N.A. is acting as agent. This credit facility consists of a $175.0 million senior secured revolving credit facility and a senior secured term “B” loan, which had an outstanding balance of $148.5 million at July 31, 2004. The Company has the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50.0 million at the Company’s discretion, provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. On August 26, 2003, the Company amended the terms of the term loan, lowering the borrowing rate and modifying the prepayment provisions to include a prepayment premium applicable to the first two years following the date of the amendment.

The term loan and revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of July 31, 2004, the Company considered the profitability covenant, which requires our cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of July 31, 2004, the Company was in compliance with this covenant. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with this definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.  On June 14, 2004, the Company amended the terms of the senior credit facility to clarify the definition of certain non-recurring charges excluded from the covenant calculations.

As of July 31, 2004, the Company had available borrowing capacity under our $175.0 million revolving credit facility of up to $127.7 million, subject to our ability to meet certain borrowing conditions. The available capacity of $127.7 million is net of outstanding irrevocable letters of credit of $35.7 million. This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries.  The revolving credit facility matures in January 2008 and the term loan matures in January 2010.

As of July 31, 2004, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the “notes”) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

Net cash provided by operating activities amounted to $19.7 million for the three months ended July 31, 2004 compared to $15.0 million for the same period of the prior fiscal year.  The increase was mainly due to higher landfill amortization and depreciation expense as well as changes in the Company’s working capital.

Net cash used in investing activities was $35.1 million for the three months ended July 31, 2004 compared to $24.1 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to a higher level of capital expenditures and payments under landfill operating lease contracts.

Net cash provided by financing activities was $10.8 million for the three months ended July 31, 2004 compared to $1.0 million used in financing activities in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to higher net borrowings.

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

The Company’s indebtedness has substantially increased.  The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions.  In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

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

In addition, the process of acquiring, developing and permitting additional disposal capacity is lengthy, expensive and uncertain. For example, the Company is currently involved in litigation with the Town of

Bethlehem, New Hampshire relating to the expansion of a landfill owned by the Company’s wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at the Company’s existing landfills is limited by the remaining available volume at the Company’s landfills and annual and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills.  The Company typically reaches or approximates the Company’s daily and annual maximum permitted disposal capacity at the majority of the Company’s landfills. If the Company  is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s waste stream will be limited and the Company may be required to increase the Company’s utilization of disposal facilities owned by third parties, which could reduce the Company’s revenues and/or the Company’s operating margins.  Although the Company has recently entered into several landfill operating lease contracts, there can be no assurance that any or all of these landfill management contracts will result in successful operations at the respective sites or that the landfill projects will receive all necessary permits.  As an example, notwithstanding the fact that the Company has a signed Construction, Operation and Management Agreement with the Town of Templeton, Massachusetts, for the development of the Templeton Landfill, the Town recently adopted  by-laws prohibiting the acceptance of out-of-town waste.  In addition, while the Company was selected as the successful bidder for the negotiation of an operating agreement for the McKean County Landfill in Pennsylvania, the McKean County Solid Waste Authority recently issued a new request for proposals.

The Company’s ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of the Company’s stock price.

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under the Company’s senior secured credit facilities, the issuance of shares of the Company’s Class A common stock and/or seller financing. The Company may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet the Company’s capital requirements for such acquisitions.

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

The Company’s operating program depends on the Company’s ability to operate and expand the landfills the Company owns and leases and to develop new landfill sites. Localities where the Company operates generally seek to regulate some or all landfill operations, including siting and expansion of operations. The laws adopted by municipalities in which the Company’s landfills are located may limit or prohibit the expansion of the landfill as well as the amount of waste that the Company can accept at the landfill on a daily or annual basis and any effort to acquire or expand landfills typically involves a significant amount of time and expense.  For example, expansion at the Company’s North County Environmental Services landfill, outside the original 51 acres, will be prohibited as a result of a recent decision by the New Hampshire Supreme Court unless the Company prevails in certain remanded issues under zoning laws or the Town revises its local ordinance prohibiting expansions.  Expansion of the Company’s Hyland landfill is subject to the passage of a town-wide referendum, and operation of the Templeton landfill will require repeal of a town by-law prohibiting the acceptance of out-of-town waste. The Company may not be successful in obtaining new landfill sites or expanding the permitted capacity of any of the Company’s current landfills once their remaining disposal capacity has been consumed. If the Company is unable to develop additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s wastestream will be limited and the Company will be required to utilize the disposal facilities of the Company’s competitors.

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

The Company’s ability to remain competitive and sustain the Company’s operations depends in part on cash flow from operations and the Company’s access to capital. The Company currently funds the Company’s cash needs primarily through cash from operations and borrowings under the Company’s senior secured credit facilities. However, the Company may require additional equity and/or debt financing for debt repayment obligations and to fund the Company’s growth and operations. In addition, if the Company undertakes more acquisitions or further expands the Company’s operations, the Company’s capital requirements may increase. The Company may not have access to the amount of capital that the Company requires from time to time, on favorable terms or at all.

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

Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, and the Company’s subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds that financed Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to a certain percentage of the fair market value of the equity of the partners in Maine Energy. In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to the applicable percentage of such amount.  The Company’s estimate of the fair market value of Maine Energy may not prove to be accurate, and in the event the Company has underestimated the value of Maine Energy, the Company could be required to recognize unanticipated charges, in which case the Company’s operating results could be harmed.

In connection with these waste handling agreements, the cities of Biddeford and Saco  have lawsuits pending in the State of Maine seeking the residual cancellation payments and alleging, among other things, the Company’s breach of the waste handling agreement for the Company’s failure to pay the residual cancellation payments in connection with the KTI merger, failure to pay off limited partner loans in accordance with the terms of the agreement and processing amounts of waste above contractual limits without issuance of proper notice. The complaint seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all relevant transactions since May 3, 1996. The Company is currently engaged in settlement negotiations with the cities of Biddeford and Saco, however, at this stage it is impossible to predict whether a settlement will be reached.  If the plaintiffs are successful in their claims against the Company and damages are awarded, the Company’s operating income in the period in which such a claim is paid would be impacted.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. During fiscal 2004, the Company used approximately 6.8 million gallons of diesel fuel in the Company’s solid waste operations. Although many of the Company’s customer contracts permit the Company to pass on some or all fuel increases to the Company’s customers, the Company may choose not to do so for competitive reasons.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of August 31, 2004, approximately 4.3% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At August 31, 2004, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on August 31, 2004, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.8% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $53.0 million of long term debt has been fixed through two interest rate swaps.  The Company had interest rate risk relating to approximately $107.1 million of long-term debt at July 31, 2004.  The interest rate on the variable rate portion of long-term debt was approximately 4.26% at July 31, 2004.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.3 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of July 31, 2004, to minimize the Company’s commodity exposure, the Company was party to twenty-four commodity hedging agreements.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating margin is estimated at $0.5 million for the quarter ended July 31, 2004, without considering our hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is made known to the Company’s Chief Executive Officer and Chief Financial Officer; and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)             Changes in internal controls.  During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to the applicable rules of the Securities and Exchange Commission, information as to material legal proceedings is presented in the Company’s Annual Report on Form 10-K, and information as to such legal proceedings is only included in this Quarterly Report on Form 10-Q and in any other Quarterly Report on Form 10-Q to the extent there have been material developments with respect to such proceedings during the period covered by such Quarterly Report.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. On June 10, 2004 the Company filed a Judicial challenge to the Commissioner’s decision, which has been stayed for a 9-month period during which time the Company will continue to explore settlement possibilities with the State in lieu of a hearing on damages, which is not yet scheduled. Although a loss as a result of these claims is probable, the Company cannot estimate a range of probable losses at this time.  A charge incurred by the Company related to these claims will not have an immediate impact on operations but will be capitalized as part of the related landfill asset and amortized over the life of the landfill as tons are placed at the site.

On or about July 2, 2001, the Company was served with a complaint filed in New York State Supreme Court, Erie County, as one of over twenty defendants named in a toxic tort lawsuit filed by residents surrounding three sites in Cheektowaga, New York known as the Buffalo Crushed Stone limestone quarry, the Old Land Reclamation inactive landfill and the Schultz landfill. The Company was alleged to have liability as a result of the Company’s airspace agreement at the Schultz landfill, which is a permitted construction and demolition landfill. Plaintiffs claimed property damages and some personal injuries based on alleged nuisance conditions arising out of these facilities and sought compensatory damages in excess of $3 million, punitive damages of $10 million and injunctive relief. On July 7, 2004, the judge dismissed all claims.  The plaintiffs failed to file an appeal before the August 11, 2004 deadline and as a result the decision is final and the matter is resolved.

On or about December 11, 2001, the Company was served with a bill in equity in aid of discovery filed in the Strafford Superior Court in New Hampshire by Nancy Hager. The bill in equity seeks an accounting related to non-compete tip fee payments from us to Ms. Hager pursuant to a 1993 release and settlement agreement. The bill in equity is a request for pre-litigation discovery for the purpose of investigating a potential claim for failure to pay appropriate non-compete tip fee amounts. In light of an arbitration clause in the 1993 release and settlement agreement, the Company filed a motion to stay the proceedings under the bill in equity pending completion of the arbitration process. On March 18, 2002, the court granted the Company’s motion to stay. On August 5, 2002, the court extended the stay pending the arbitration process. On October 17, 2002, Ms. Hager voluntarily withdrew her bill in equity without prejudice. On January 15, 2003, Ms. Hager filed a written request for arbitration with the American Arbitration Association.  On June 5, 2003, Mrs. Hager submitted a disclosure letter to the arbitration panel alleging that she is owed between $480,000 and $560,000. On July 7, 2003, Ms. Hager revised her claim to allege that she is owed between $637,000 and $1 million.   On March 9, 2004, the Company reached a settlement in principle with Ms. Hager that resolves not only her claims to date but also any potential future claims as a result of applying the non-compete language prospectively.  The settlement includes (i) the pre-payment by the Company on or about June 15, 2004 of the amount of $400,000 reflecting the amount of $1.08 per ton for the next 372,000 tons disposed at the North Country Environmental Services Landfill; and (ii) payment by the Company of an additional $479,880 over time commencing on July 1, 2004 at the rate of $1.29 per ton for the next 372,000 tons disposed at the North Country Environmental Services landfill.  The settlement and releases were finalized on June 28, 2004.

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) the Company’s merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available. On July 25, 2002, the three actions were consolidated for purposes of discovery, case management and pretrial proceedings. On December 23, 2003, the action brought by the Tri-County Towns against Maine Energy was stayed pursuant to a court order as a result of a conditional settlement reached by the parties. The settlement became final, and, on or about July 8, 2004, the Tri-County Towns’ action was dismissed with prejudice pursuant to stipulation by the parties. The Company is currently engaged in settlement negotiations with the Cities of Biddeford and Saco concerning the claims asserted in these actions and other matters, however, at this stage it is impossible to predict whether a settlement will be reached. The Company has vigorously contested the claims asserted by the cities. The Company believes it has meritorious defenses to these claims.

On or about September 17, 2003, the Company was served with a complaint filed in the Superior Court of Delaware. The complaint alleges that Manner Resins, Inc., the Company’s wholly-owned subsidiary, was a party to a lease agreement where it was a tenant and the plaintiff was the landlord. The complaint further alleges that KTI, Inc., the Company’s wholly-owned subsidiary, guaranteed the tenant’s obligations under the lease. The landlord alleges that the tenant is in default of the lease in that it constructed improvements without consent, damaged certain structures and failed to make certain payments. Plaintiff’s demand for damages is $867,000. The Company believes that the plaintiff has incorrectly sued Manner Resins, Inc. since the tenant is a company now know as First State Recycling, Inc. (“First State”), which the Company sold on August 11, 2000.  The buyer of First State has agreed to indemnify and defend the Company from any liability that KTI, Inc. might have in the litigation.   The Company believes that it has meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court, District of Maine.  The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology.  In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance.  The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents.  The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees.  On May 25, 2004, the

City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place.  The Company is currently working with the Maine Department of Environmental Protection to determine the extent of any VOC emissions and whether any further action is necessary  On or about July 22, 2004, Maine Energy received from the United States Environmental Protection Agency (“EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA.  Maine Energy intends to fully cooperate with the EPA in connection with this request for information pertaining to VOC emissions issues.

The Company offers no prediction of the outcome of any of the proceedings described above. The Company is vigorously defending each of these lawsuits. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to the Company’s business, financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(b)                                 Reports on Form 8-K:

The Company furnished a report on Form 8-K on June 24, 2004 reporting under item 12 thereof its results for the fiscal year ended April 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: September 9, 2004	By:	/s/ Richard A. Norris
Richard A. Norris
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1	Form of stock option agreement for employees of the Registrant under the Registrant’s 1997 Amended & Restated Stock Incentive Plan.
10.2	Form of stock option agreement for directors of the Registrant under the Registrant’s Amended and Restated 1997 Non-Employee Director Stock Option Plan.
31.1

Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2

Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.