Form 10-Q
period 2004-10-31
CASELLA WASTE SYSTEMS INC
filed 2004-12-10
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2004:

Class A Common Stock	23,729,388
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	October 31,
ASSETS	2004	2004

CURRENT ASSETS:
Cash and cash equivalents	$8,007	$4,772
Restricted cash	12,419	12,475
Accounts receivable—trade, net of allowance for doubtful accounts of $583 and $718	49,462	54,382
Notes receivable—officers/employees	1,105	1,005
Refundable income taxes	623	––
Prepaid expenses	4,164	5,717
Inventory	1,848	2,045
Deferred income taxes	4,328	5,501
Other current assets	854	968
Total current assets	82,810	86,865

Property, plant and equipment, net of accumulated depreciation and amortization of $268,019 and $299,302	372,038	402,437
Goodwill	157,230	159,370
Intangible assets, net	3,578	3,245
Deferred income taxes	5,631	104
Investments in unconsolidated entities	37,914	37,590
Net assets under contractual obligation	2,148	1,489
Other non-current assets	14,928	15,191
	593,467	619,426

	$676,277	$706,291

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	October 31,
LIABILITIES AND STOCKHOLDERS ‘ EQUITY	2004	2004

CURRENT LIABILITIES:
Current maturities of long-term debt	$5,542	$4,527
Current maturities of capital lease obligations	602	695
Accounts payable	40,034	40,127
Accrued payroll and related expenses	7,425	6,184
Accrued interest	6,024	5,805
Accrued capping, closure and post-closure costs, current portion	2,471	5,576
Other accrued liabilities	25,273	27,737
Total current liabilities	87,371	90,651

Long-term debt, less current maturities	349,163	372,013
Capital lease obligations, less current maturities	1,367	1,797
Accrued capping, closure and post-closure costs, less current maturities	22,752	20,393
Other long-term liabilities	18,493	17,588

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 and 53,750 shares authorized, issued and outstanding as of April 30, 2004 and October 31, 2004, respectively, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	66,297

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,496,000 and 23,707,000 shares as of April 30, 2004 and October 31, 2004, respectively	235	237
Class B Common Stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	408	441
Additional paid-in capital	272,993	274,218
Accumulated deficit	(143,591)	(137,354)
Total stockholders’ equity	130,055	137,552

	$676,277	$706,291

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004

Revenues	$111,548	$126,381	$224,996	$250,053

Operating expenses:
Cost of operations	71,641	79,385	145,647	157,663
General and administration	14,786	16,370	29,157	31,885
Depreciation and amortization	14,952	17,575	29,704	34,798
Deferred costs	––	295	––	295
	101,379	113,625	204,508	224,641
Operating income	10,169	12,756	20,488	25,412

Other expense/(income), net:
Interest income	(87)	(112)	(139)	(170)
Interest expense	6,020	7,352	12,258	14,497
Income from equity method investments	(863)	(994)	(898)	(927)
Other expense/(income)	(221)	220	(380)	751
Other expense, net	4,849	6,466	10,841	14,151

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	5,320	6,290	9,647	11,261
Provision (benefit) for income taxes	(384)	2,805	478	5,014

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	5,704	3,485	9,169	6,247

Discontinued Operations:

Income (loss) from discontinued operations (net of income tax (provision) benefit of $5, ($40), $0 and ($96))	(10)	59	(4)	140
Loss on disposal of discontinued operations (net of income taxes of $645)	––	(150)	––	(150)
Cumulative effect of change in accounting principle (net of income taxes of $1,856)	––	––	2,723	––
Net income	5,694	3,394	11,888	6,237
Preferred stock dividend	808	832	1,606	1,670
Net income available to common stockholders	$4,886	$2,562	$10,282	$4,567

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.20	$0.11	$0.32	$0.19
Income (loss) from discontinued operations, net	––	––	––	0.01
Loss on disposal of discontinued operations, net	––	(0.01)	––	(0.01)
Cumulative effect of change in accounting principle, net	––	––	0.11	––

Net income per common share available to common stockholders	$0.20	$0.10	$0.43	$0.19

Basic weighted average common shares outstanding	23,933	24,614	23,848	24,553

Diluted:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.20	$0.11	$0.31	$0.18
Income (loss) from discontinued operations, net	––	––	––	0.01
Loss on disposal of discontinued operations, net	––	(0.01)	––	(0.01)
Cumulative effect of change in accounting principle, net	––	––	0.11	––

Net income per common share available to common stockholders	$0.20	$0.10	$0.42	$0.18

Diluted weighted average common shares outstanding	29,159	25,003	24,252	25,040

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2003	2004
Cash Flows from Operating Activities:
Net income	$11,888	$6,237
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,704	34,798
Depletion of landfill operating lease obligations	––	2,588
Loss on disposal of discontinued operations	––	150
Cumulative effect of change in accounting principle, net	(2,723)	––
Income from equity method investments	(898)	(927)
Deferred costs	––	295
Loss (gain) on sale of equipment	(189)	113
Deferred income taxes	296	3,701
Changes in assets and liabilities, net of effects of acquisitions and divestitures
Accounts receivable	(6,001)	(5,112)
Accounts payable	(2,193)	93
Other assets and liabilities	(6,864)	(6,090)
	11,132	29,609
Net Cash Provided by Operating Activities	23,020	35,846

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(6,098)	(5,040)
Additions to property, plant and equipment	(28,683)	(42,433)
Payments on landfill operating lease contracts	––	(17,326)
Proceeds from divestitures	––	3,050
Proceeds from sale of equipment	279	887
Advances to unconsolidated entities	(1,348)	––
Proceeds from assets under contractual obligation	354	659
Net Cash Used In Investing Activities	(35,496)	(60,203)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	60,950	83,950
Principal payments on long-term debt	(62,569)	(63,052)
Proceeds from exercise of stock options	2,037	224
Net Cash Provided by Financing Activities	418	21,122
Net decrease in cash and cash equivalents	(12,058)	(3,235)
Cash and cash equivalents, beginning of period	15,652	8,007

Cash and cash equivalents, end of period	$3,594	$4,772

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2003	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$11,834	$13,940
Income taxes, net of refunds	$568	$709

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations—
Fair value of assets acquired	$6,284	$5,698
Cash paid, net	(6,098)	(5,040)

Liabilities assumed and notes payable to seller	$186	$658

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the "Parent") and Subsidiaries (the “Company”) as of April 30, 2004 and October 31, 2004, the consolidated statements of operations for the three and six months ended October 31, 2003 and 2004 and the consolidated statements of cash flows for the six months ended October 31, 2003 and 2004 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2004.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (the “Annual Report”).  The results for the three and six months ended October 31, 2004 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2005.

2.             RECLASSIFICATIONS

The Company divested the assets of Data Destruction Services, Inc. (Data Destruction) during the quarter ended October 31, 2004.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations for the three and six months ended October 31, 2003.

3.             BUSINESS COMBINATIONS

During the six months ended October 31, 2004, the Company acquired six solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for consideration of $5,540 in cash and other consideration to the sellers.  The Company completed four such acquisitions during the six months ended October 31, 2003.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition with the residual amounts allocated to goodwill.  Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the six months ended October 31, 2003 and 2004 had been completed as of May 1, 2003.

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Revenue	$112,898	$126,594	$227,976	$250,825
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	5,846	3,507	9,485	6,325
Net income	5,836	3,416	12,204	6,315
Diluted net income per common share	$0.20	$0.10	$0.44	$0.19

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

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2004 through October 31, 2004:

Balance , April 30, 2004	$157,230
Acquisitions	3,962
Divestitures	(1,822)
Balance, October 31, 2004	$159,370

Intangible assets at April 30, 2004 and October 31, 2004 consist of the following:

	Covenants not to compete	Customer lists	Total
April 30, 2004
Intangible assets	$16,402	$688	$17,090
Less accumulated amortization	(12,995)	(517)	(13,512)
	$3,407	$171	$3,578

October 31, 2004
Intangible assets	$16,759	$688	$17,447
Less accumulated amortization	(13,640)	(562)	(14,202)
	$3,119	$126	$3,245

Amortization expense for the three and six months ended October 31, 2004 was $385 and $786.  The intangible amortization expense estimated as of October 31, 2004, for the five years following 2004 is as follows:

2005	2006	2007	2008	2009
$1,490	$1,176	$633	$361	$178

5.             ADOPTION OF NEW ACCOUNTING STANDARDS

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

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity was issued by the FASB in May 2003.  The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after June 14, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 effective August 1, 2003.  In November 2003, a FASB Staff Position was issued delaying the effective date for certain instruments and entities.  SFAS No. 150 had no impact on the Company’s consolidated financial statements.

6.             LEGAL PROCEEDINGS

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

7.             ENVIRONMENTAL LIABILITIES

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

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$5,704	$3,485	$9,169	$6,247
Less: Preferred stock dividends	(808)	(832)	(1,606)	(1,670)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders—Basic	4,896	2,653	7,563	4,577
Plus: Preferred stock dividends	808	—	—	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders—Diluted	$5,704	$2,653	$7,563	$4,577

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,032	23,707	23,032	23,707
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(87)	(81)	(172)	(142)
Weighted average number of common shares used in basic EPS	23,933	24,614	23,848	24,553
Impact of potentially dilutive securities:
Dilutive effect of options, convertible preferred stock and contingent stock	5,226	389	404	487
Weighted average number of common shares used in diluted EPS	29,159	25,003	24,252	25,040

For the three and six months ended October 31, 2003, 2,065 and 7,070 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2004, 6,951 and 6,456 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

9.             COMPREHENSIVE INCOME

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle due to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Comprehensive income for the three and six months ended October 31, 2003 and 2004 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Net income	$5,694	$3,394	$11,888	$6,237
Other comprehensive income (loss)	274	(76)	465	33
Comprehensive income	$5,968	$3,318	$12,353	$6,270

The components of other comprehensive income for the three and six months ended October 31, 2003 and

2004 are shown as follows:

Three Months Ended
	October 31, 2003			October 31, 2004
		Tax	Net of		Tax	Net of
	Gross	effect	Tax	Gross	effect	Tax
Change in fair value of interest rate swaps and commodity hedges during period	$460	$186	$274	$(130)	$(54)	$(76)

Six Months Ended
	October 31, 2003			October 31, 2004
		Tax	Net of		Tax	Net of
	Gross	effect	Tax	Gross	effect	Tax
Change in fair value of interest rate swaps and commodity hedges during period	$782	$317	$465	$57	$24	$33

10.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twenty-five commodity hedge contracts as of October 31, 2004.  These contracts expire between April 2005 and October 2006.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of October 31, 2004 the fair value of these hedges was an obligation of $1,331, with the net amount (net of taxes of $526) recorded as an unrealized loss in accumulated other comprehensive income.

The Company is party to two interest swap agreements as of October 31, 2004 for an aggregate notional amount of $53,000 expiring in February 2006.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of October 31, 2004, the fair value of these swaps was $97, with the net amount (net of taxes of $37) recorded as an unrealized gain in other comprehensive income. The estimated net amount of the existing gains as of October 31, 2004 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $73. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

11.          STOCK BASED COMPENSATION PLANS

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value as of the grant date of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the six months ended October 31, 2003 and 2004.

	Six Months Ended October 31, 2003	Six Months Ended October 31, 2004

Risk free interest rate	2.34 - 3.23%	3.39 - 3.97%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	45.88%	45.88%

The total value of options granted would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Net income available to common stockholders, as reported	$4,886	$2,562	$10,282	$4,567
Deduct: Total stock-based compensation expense determined under fair value based method, net of income taxes	443	461	574	837
Net income available to common stockholders , pro forma	$4,443	$2,101	$9,708	$3,730

Basic income per common share:
As reported	$0.20	$0.10	$0.43	$0.19
Pro forma	$0.19	$0.09	$0.41	$0.15
Diluted income per common share:
As reported	$0.20	$0.10	$0.42	$0.18
Pro forma	$0.18	$0.08	$0.40	$0.15

12.          SEGMENT REPORTING

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

	Eastern	Central	Western
	Region	Region	Region	Recycling	Other
Three Months Ended October 31, 2003

Outside Revenues	$43,856	$26,878	$18,822	$17,549	$4,443
Inter-segment Revenues	13,333	13,149	4,233	114	––
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(1,152)	5,504	451	663	237
Total Assets	$242,037	$115,131	$111,542	$65,956	$72,571

	Eliminations	Total
Three Months Ended October 31, 2003

Outside Revenues	$––	$111,548
Inter-segment Revenues	(30,829)	––
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	––	5,703
Total Assets	$––	$607,237

	Eastern	Central	Western
	Region	Region	Region	Recycling	Other
Three Months Ended October 31, 2004

Outside Revenues	$48,404	$29,143	$24,703	$20,246	$3,885
Inter-segment Revenues	14,200	14,423	5,411	120	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(3,648)	5,847	1,733	2,650	(3,097)
Total Assets	$308,701	$122,213	$146,976	$55,112	$73,289

	Eliminations	Total
Three Months Ended October 31, 2004

Outside Revenues	$––	$126,381
Inter-segment Revenues	(34,154)	––
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	––	3,485
Total Assets	$––	$706,291

	Eastern	Central	Western
	Region	Region	Region	Recycling	Other
Six Months Ended October 31, 2003

Outside Revenues	$87,513	$52,847	$39,427	$36,598	$8,611
Inter-segment Revenues	26,565	25,700	7,603	902	2,394
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2,521)	10,946	1,432	955	(1,643)
Total Assets	$242,037	$115,131	$111,542	$65,956	$72,571

	Eliminations	Total
Six Months Ended October 31, 2003

Outside Revenues	$––	$224,996
Inter-segment Revenues	(63,164)	––
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	––	9,169
Total Assets	$––	$607,237

	Eastern	Central	Western
	Region	Region	Region	Recycling	Other
Six Months Ended October 31, 2004

Outside Revenues	$95,700	$57,835	$48,682	$39,845	$7,991
Inter-segment Revenues	29,522	28,659	10,871	258	––
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(7,883)	12,199	3,664	4,685	(6,418)
Total Assets	$308,701	$122,213	$146,976	$55,112	$73,289

	Eliminations	Total
Six Months Ended October 31, 2004

Outside Revenues	$––	$250,053
Inter-segment Revenues	(69,310)	––
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	––	6,247
Total Assets	$––	$706,291

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Collection	$55,286	$58,765	$110,838	$117,287
Landfill/disposal facilities	17,549	22,091	35,376	42,525
Transfer	14,413	14,911	28,660	29,675
Recycling	24,300	30,614	46,827	60,566
Brokerage	––	––	3,295	––
Total revenues	$111,548	$126,381	$224,996	$250,053

13.          NET ASSETS UNDER CONTRACTUAL OBLIGATION

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

Net assets under contractual obligations amounted to $2,148 and $1,489 at April 30, 2004 and October 31, 2004, respectively.

14.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2004 and October 31, 2004, and the condensed consolidating results of operations for the three and six months ended October 31, 2003 and 2004 and the condensed consolidating statements of cash flows for the six months ended October 31, 2003 and 2004 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2004

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,794	$5,815	$398	$—	$8,007
Accounts receivable—trade, net of allowance for doubtful accounts	83	48,096	1,283	—	49,462
Prepaid expenses	1,504	3,457	—	(797)	4,164
Other current assets	5,436	2,494	13,247	—	21,177
Total current assets	8,817	59,862	14,928	(797)	82,810

Property, plant and equipment, net of accumulated depreciation and amortization	2,764	367,589	1,685	—	372,038
Intangible assets, net	—	157,230	—	—	157,230
Deferred income taxes	5,631	—	—	—	5,631
Investment in subsidiaries	(35,115)	—	—	35,115	—
Investments in unconsolidated entities	13,105	29,188	—	(4,379)	37,914
Assets under contractual obligation	—	2,148	—	—	2,148
Other non-current assets	11,849	6,537	120	—	18,506
	(1,766)	562,692	1,805	30,736	593,467

Intercompany receivable	559,165	(561,476)	(2,069)	4,380	—

	$566,216	$61,078	$14,664	$34,319	$676,277

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,942	$2,100	$—	$5,542
Accounts payable	1,780	37,516	738	—	40,034
Accrued interest	6,022	2	—	—	6,024
Accrued closure and post-closure costs, current portion	—	1,928	543	—	2,471
Other current liabilities	4,787	18,354	10,956	(797)	33,300

Total current liabilities	14,089	59,742	14,337	(797)	87,371

Long-term debt, less current maturities	347,957	1,206	—	—	349,163
Capital lease obligations, less current maturities	—	1,367	—	—	1,367
Accrued closure and post closure costs, less current portion	—	21,453	1,299	—	22,752
Other long-term liabilities	7,039	10,040	1,414	—	18,493

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	—	—	—	67,076

STOCKHOLDERS’ EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—23,496,000 shares	235	101	100	(201)	235
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	408	1,933	—	(1,933)	408
Additional paid-in capital	272,993	48,270	2,595	(50,865)	272,993
Accumulated deficit	(143,591)	(83,034)	(5,081)	88,115	(143,591)

Total stockholders’ equity	130,055	(32,730)	(2,386)	35,116	130,055

	$566,216	$61,078	$14,664	$34,319	$676,277

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,446)	$5,865	$353	$—	$4,772
Prepaid expenses	2,181	4,342	—	—	6,523
Deferred taxes	4,582	—	919	—	5,501
Other current assets	1,469	54,618	13,982	—	70,069
Total current assets	6,786	64,825	15,254	—	86,865

Property, plant and equipment, net of accumulated depreciation and amortization	2,815	399,922	(300)	—	402,437
Intangible assets, net	—	159,370	—	—	159,370
Investment in subsidiaries	(23,342)	—	—	23,342	—
Assets under contractual obligation	—	1,489	—	—	1,489
Other non-current assets	24,444	35,945	120	(4,379)	56,130
	3,917	596,726	(180)	18,963	619,426

Intercompany receivable	587,324	(589,659)	(2,044)	4,379	—

	$598,027	$71,892	$13,030	$23,342	$706,291

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued closure and post-closure costs, current portion	$—	$5,020	$556	$—	$5,576
Other current liabilities	15,721	55,296	14,058	—	85,075

Total current liabilities	15,721	60,316	14,614	—	90,651

Long-term debt, less current maturities	371,113	900	—	—	372,013
Capital lease obligations, less current maturities	305	1,492	—	—	1,797
Other long-term liabilities	7,039	28,062	2,880	—	37,981

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 53,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	66,297	—	—	—	66,297

STOCKHOLDERS’ EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—23,707,000 shares	237	101	100	(201)	237
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	441	1,187	—	(1,187)	441
Additional paid-in capital	274,218	48,038	2,651	(50,689)	274,218
Accumulated deficit	(137,354)	(68,204)	(7,215)	75,419	(137,354)

Total stockholders’ equity	137,552	(18,878)	(4,464)	23,342	137,552

	$598,027	$71,892	$13,030	$23,342	$706,291

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$109,338	$4,478	$(2,268)	$111,548

Operating expenses:
Cost of operations	6	70,319	3,584	(2,268)	71,641
General and administration	325	14,090	371	—	14,786
Depreciation and amortization	478	12,787	1,687	—	14,952
	809	97,196	5,642	(2,268)	101,379
Operating income (loss)	(809)	12,142	(1,164)	—	10,169

Other expense/(income), net:
Interest income	(5,958)	(340)	(23)	6,234	(87)
Interest expense	6,131	6,080	43	(6,234)	6,020
(Income) loss from equity method investments	(6,275)	(863)	—	6,275	(863)
Other income	(6)	(190)	(25)	—	(221)
Other expense/(income), net	(6,108)	4,687	(5)	6,275	4,849

Income (loss) from continuing operations before discontinued operations and income taxes	5,299	7,455	(1,159)	(6,275)	5,320
(Benefit) provision for income taxes	(395)	—	11	—	(384)

Income (loss) from continuing operations before discontinued operations	5,694	7,455	(1,170)	(6,275)	5,704

Loss from discontinued operations, net	—	(10)	—	—	(10)

Net income (loss)	5,694	7,445	(1,170)	(6,275)	5,694
Preferred stock dividend	808	—	—	—	808
Net income (loss) available to common stockholders	$4,886	$7,445	$(1,170)	$(6,275)	$4,886

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$125,619	$4,164	$(3,402)	$126,381

Operating expenses:
Cost of operations	(195)	80,007	2,975	(3,402)	79,385
General and administration	207	15,872	291	—	16,370
Depreciation and amortization	415	15,203	1,957	—	17,575
Impairment charge	—	295	—	—	295
	427	111,377	5,223	(3,402)	113,625
Operating income (loss)	(427)	14,242	(1,059)	—	12,756

Other expense/(income), net:
Interest income	—	(7,247)	(92)	7,227	(112)
Interest expense	463	14,080	36	(7,227)	7,352
(Income) loss from equity method investments	(7,099)	(994)	—	7,099	(994)
Other expense, net:	38	181	1	—	220
Other expense/(income), net	(6,598)	6,020	(55)	7,099	6,466

Income (loss) from continuing operations before income taxes and discontinued operations	6,171	8,222	(1,004)	(7,099)	6,290
Provision for income taxes	2,777	—	28	—	2,805

Income (loss) from continuing operations before discontinued operations	3,394	8,222	(1,032)	(7,099)	3,485

Discontinued operations:
Income from discontinued operations, net	—	59	—	—	59
Loss on disposal of discontinued operations, net	—	(150)	—	—	(150)

Net income (loss)	3,394	8,131	(1,032)	(7,099)	3,394
Preferred stock dividend	832	—	—	—	832
Net income (loss) available to common stockholders	$2,562	$8,131	$(1,032)	$(7,099)	$2,562

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$221,043	$8,701	$(4,748)	$224,996

Operating expenses:
Cost of operations	210	143,786	6,399	(4,748)	145,647
General and administration	207	28,382	568	—	29,157
Depreciation and amortization	927	25,600	3,177	—	29,704
	1,344	197,768	10,144	(4,748)	204,508
Operating income (loss)	(1,344)	23,275	(1,443)	—	20,488

Other expense/(income), net:
Interest income	(11,885)	(677)	(48)	12,471	(139)
Interest expense	12,468	12,149	112	(12,471)	12,258
(Income) loss from equity method investments	(14,263)	(898)	—	14,263	(898)
Other income	(12)	(314)	(54)	—	(380)
Other expense/(income), net	(13,692)	10,260	10	14,263	10,841

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	12,348	13,015	(1,453)	(14,263)	9,647
Provision for income taxes	460	—	18	—	478

Income (loss) from continuing operations before discontinued operations operations and cumulative effect of change in accounting principle	11,888	13,015	(1,471)	(14,263)	9,169

Loss from discontinued operations, net	—	(4)	—	—	(4)
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723

Net income (loss)	11,888	15,529	(1,266)	(14,263)	11,888
Preferred stock dividend	1,606	—	—	—	1,606
Net income (loss) available to common stockholders	$10,282	$15,529	$(1,266)	$(14,263)	$10,282

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$248,260	$8,038	$(6,245)	$250,053

Operating expenses:
Cost of operations	(98)	158,112	5,894	(6,245)	157,663
General and administration	34	31,306	545	—	31,885
Depreciation and amortization	856	30,189	3,753	—	34,798
Impairment charge	—	295	—	—	295
	792	219,902	10,192	(6,245)	224,641
Operating income (loss)	(792)	28,358	(2,154)	—	25,412

Other expense/(income), net:
Interest income	(4)	(14,245)	(131)	14,210	(170)
Interest expense	836	27,797	74	(14,210)	14,497
(Income) loss from equity method investments	(12,900)	(927)	—	12,900	(927)
Other expense/(income), net:	64	689	(2)	—	751
Other expense/(income), net	(12,004)	13,314	(59)	12,900	14,151

Income (loss) from continuing operations before income taxes and discontinued operations	11,212	15,044	(2,095)	(12,900)	11,261
Provision for income taxes	4,975	—	39	—	5,014

Income (loss) from continuing operations before discontinued operations	6,237	15,044	(2,134)	(12,900)	6,247

Discontinued operations:
Income from discontinued operations, net	—	140	—	—	140
Loss on disposal of discontinued operations, net	—	(150)	—	—	(150)

Net income (loss)	6,237	15,034	(2,134)	(12,900)	6,237
Preferred stock dividend	1,670	—	—	—	1,670
Net income (loss) available to common stockholders	$4,567	$15,034	$(2,134)	$(12,900)	$4,567

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2003

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$(1,579)	$22,884	$1,715	$—	$23,020
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(6,098)	—	—	(6,098)
Additions to property, plant and equipment	(504)	(26,952)	(1,227)	—	(28,683)
Other	(1,348)	633	—	—	(715)
Net Cash Used In Investing Activities	(1,852)	(32,417)	(1,227)	—	(35,496)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	60,950	—	—	—	60,950
Principal payments on long-term debt	(61,480)	(463)	(626)	—	(62,569)
Proceeds from exercise of stock options	2,037	—	—	—	2,037
Intercompany borrowings	(8,773)	9,142	(369)	—	—
Net Cash Provided by Financing Activities	(7,266)	8,679	(995)	—	418
Net decrease in cash and cash equivalents	(10,697)	(854)	(507)	—	(12,058)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$1,491	$1,832	$271	$—	$3,594

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

S IX MONTHS ENDED OCTOBER 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$(124)	$33,686	$2,128	$—	$35,690
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(5,040)	—	—	(5,040)
Additions to property, plant and equipment	(907)	(39,758)	(1,768)	—	(42,433)
Payments on landfill operating lease contracts	—	(17,326)	—	—	(17,326)
Proceeds from divestitures	—	3,050	—	—	3,050
Other	—	1,546	—	—	1,546
Net Cash Used In Investing Activities	(907)	(57,528)	(1,768)	—	(60,203)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	83,950	—	—	—	83,950
Principal payments on long-term debt	(60,833)	(1,564)	(655)	—	(63,052)
Proceeds from exercise of stock options	380	—	—	—	380
Intercompany borrowings	(31,717)	31,467	250	—	—
Net Cash Provided by Financing Activities	(8,220)	29,903	(405)	—	21,278
Net decrease in cash and cash equivalents	(9,251)	6,061	(45)	—	(3,235)
Cash and cash equivalents, beginning of period	7,805	(196)	398	—	8,007
Cash and cash equivalents, end of period	$(1,446)	$5,865	$353	$—	$4,772

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of November 30, 2004, the Company owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 38 solid waste collection operations, 34 transfer stations, 38 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $111.5 million for the quarter ended October 31, 2003 to $126.4 million for the quarter ended October 31, 2004.  From May 1, 2003 through April 30, 2004, the Company acquired eleven solid waste collection, transfer, disposal and recycling operations.  Between May 1, 2004 and October 31, 2004 the Company acquired six solid waste collection, transfer, disposal and recycling operations. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred our export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of the Company’s brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  Due to the structure of these transactions, the transfers were not initially recorded as a sale.  Effective April 1, 2004, the Company completed the sale of the export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million.  For the six months ended October 31, 2003, the transferred domestic brokerage and recycling businesses accounted for $3.3 million of the Company’s revenues.

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

General

Revenues

The Company’s revenues in the Eastern, Central and Western regions are primarily attributable to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and providing services under operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues included revenues from commercial brokerage and recycling operations through June 30, 2003, when those operations were sold.

In “Other”, the Company has ancillary revenues including major customer accounts and earnings from equity method investees.  The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in our results of operations.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of our revenues attributable to services provided.  For the six months ended October 31, 2003, the percentages of revenues shown below reflect revenues from the domestic brokerage and recycling operations through June 30, 2003. The domestic brokerage operation was transferred effective June 30, 2003 to the employees of that unit.  Excluding the effect of brokerage revenues, collection and transfer revenues as a percentage of total revenue were lower in the quarter and six months ended October 31, 2004 compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the large increase in recycling revenue dollars.  Net of brokerage revenues, landfill/disposal revenues as a percentage of total revenues increased in the quarter and six months ended October 31, 2004 due to the incremental volumes associated with recently acquired landfill facilities.  The increase in the quarter and six months ended October 31, 2004 in recycling revenues as a percentage of total revenues is mainly due to higher commodity prices.  The decrease in brokerage revenues as a percentage of revenues in the six months ended October, 31, 2004 is due to the transfer of the domestic brokerage business to employees of that unit.

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Collection	49.6%	46.5%	49.3%	46.9%
Landfill/disposal facilities	15.7	17.5	15.7	17.0
Transfer	12.9	11.8	12.7	11.9
Recycling	21.8	24.2	20.8	24.2
Brokerage	0.0	0.0	1.5	0.0
Total revenues	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	64.2	62.8	64.7	63.1
General and administration	13.3	13.0	13.0	12.8
Depreciation and amortization	13.4	13.9	13.2	13.9
Impairment charge	—	0.2	—	0.1
Operating income	9.1	10.1	9.1	10.1
Interest expense, net	5.3	5.7	5.4	5.7
Income from equity method investments	(0.8)	(0.8)	(0.4)	(0.4)
Other expense/(income), net	(0.2)	0.2	(0.2)	0.3
Provision (benefit) for income taxes	(0.3)	2.2	0.2	2.0
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	5.1%	2.8%	4.1%	2.5%

Three Months Ended October 31, 2004 versus October 31, 2003

Revenues.  Revenues increased $14.9 million, or 13.4% to $126.4 million in the quarter ended October 31, 2004 from $111.5 million in the quarter ended October 31, 2003.  The revenue increase in the quarter is attributable to an increase in solid waste revenues of $4.2 million, due primarily to volume increases, and higher recycling prices which resulted in an increase in recycling revenues of $2.3 million.  Revenues from the rollover effect of acquired businesses accounted for $8.4 million in the quarter.

Cost of operations.  Cost of operations increased $7.8 million or 10.9% to $79.4 million in the quarter ended October 31, 2004 from $71.6 million in the quarter ended October 31, 2003.  As a percentage of revenues, cost of operations decreased to 62.8% in the quarter ended October 31, 2004 compared to 64.2% in the prior year period.  The dollar increase in cost of operations expenses is primarily due to the effect of acquired businesses and higher fuel costs.

General and administration.  General and administration expenses increased $1.6 million, or 10.8% to $16.4 million in the quarter ended October 31, 2004 from $14.8 million in the quarter ended October 31, 2003, and decreased as a percentage of revenues to 13.0% in the quarter ended October 31, 2004 from 13.3% in the prior year comparable period.  The dollar increase in general and administration expenses was due to higher bonus accruals, travel expenses, communications and training costs as well as expenses related to compliance with the Sarbanes Oxley Act.

Depreciation and amortization.  Depreciation and amortization expense increased $2.6 million, or 17.3%, to $17.6 million in the quarter ended October 31, 2004 from $15.0 million in the quarter ended October 31, 2003.  Depreciation expense was up $0.5 million between periods and landfill amortization expense increased $2.1 million which was primarily attributable to recently acquired landfill operations.  Depreciation and amortization expense as a percentage of revenue increased to 13.9% in the quarter ended October 31, 2004 from 13.4% in the quarter ended October 31, 2003 which resulted mainly from the increase in landfill amortization expense.

Deferred costs.  A charge of $0.3 million was recorded in the quarter to reflect the write-off of deferred development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania.

Interest expense, net.  Net interest expense increased $1.3 million, or 22.0% to $7.2 million in the quarter ended October 31, 2004 from $5.9 million in the quarter ended October 31, 2003.  This increase is attributable to higher average debt balances due to higher capital expenditures and payments on landfill operating lease contracts as well as higher average interest rates in the current fiscal quarter compared to the prior year period.  Net interest expense, as a percentage of revenues, increased to 5.7% in the quarter ended October 31, 2004 from 5.3% in the quarter ended October 31, 2003.

Income from equity method investments.  Income of $1.0 million and $0.9 million for the quarters ended October 31, 2004 and 2003, respectively, was solely from our 50% joint venture interest in GreenFiber.

Other expense/(income), net.  Other expense in the quarter ended October 31, 2004 was $0.2 million compared to other income of $0.2 million in the quarter ended October 31, 2003.  Other expense in the quarter ended October 31, 2004 consisted of the cost of winding down the operations of the New Heights power plant, partially offset by gains on the sale of equipment.  Other income in the quarter ended October 31, 2003 was mainly due to a gain on sale of equipment.

Provision (benefit) for income taxes. Provision for income taxes increased $3.2 million to $2.8 million for the quarter ended October 31, 2004 from a benefit of $0.4 million for the quarter ended October 31, 2003.  The effective tax rate increased to 44.6% in the quarter ended October 31, 2004 from a credit of 7.2% in the quarter ended

October 31, 2003.   The lower tax rate in the prior year comparable quarter was due to a decrease in the valuation allowance for loss carryforwards.

Income (loss) from discontinued operations/Loss on disposal of discontinued operations.  In the second quarter, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income (loss) from operations results has been reclassified from continuing operations to discontinued operations for the quarters ended October 31, 2004 and 2003.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale has been recorded and classified as a loss on disposal of discontinued operations.

Six Months Ended October 31, 2004 versus October 31, 2003

Revenues.  Revenues increased $25.1 million, or 11.2% to $250.1 million in the six months ended October 31, 2004 from $225.0 million in the six months ended October 31, 2003.  The revenue increase is attributable to an increase in solid waste revenues of $6.5 million, due primarily to volume increases, and higher recycling prices which resulted in an increase in recycling revenues of $5.9 million.  Revenues from the rollover effect of acquired businesses accounted for $16.0 million, partially offset by the loss of revenues from businesses divested amounting to $3.3 million.

Cost of operations.  Cost of operations increased $12.1 million or 8.3% to $157.7 million in the six months ended October 31, 2004 from $145.6 million in the six months ended October 31, 2003.  Cost of operations as a percentage of revenues decreased to 63.1% in the six months ended October 31, 2004 from 64.7% in the prior year.  The dollar increase in cost of operations expenses in the quarter is primarily due to the effect of acquired businesses and higher fuel costs.

General and administration.  General and administration expenses increased $2.7 million, or 9.2% to $31.9 million in the six months ended October 31, 2004 from $29.2 million in the six months ended October 31, 2003, and decreased as a percentage of revenues to 12.8% in the six months ended October 31, 2004 from 13.0% in the six months ended October 31, 2003.  The dollar increase in general and administration expenses was due to higher bonus accruals, travel expenses, communications and training costs as well as expenses related to compliance with the Sarbanes Oxley Act.

Depreciation and amortization.  Depreciation and amortization expense increased $5.1 million, or 17.1%, to $34.8 million in the six months ended October 31, 2004 from $29.7 million in the six months ended October 31, 2003.  While depreciation expense increased by $1.3 million between periods, landfill amortization expense increased by $3.8 million primarily due to recently acquired landfill operations.  Depreciation and amortization expense as a percentage of revenue increased to 13.9% for the six months ended October 31, 2004 from 13.2% for the six months ended October 31, 2003 which resulted from the increase in landfill amortization expense.

Deferred costs.  A charge of $0.3 million was recorded in the six months ended  October 31, 2004 to reflect the write-off of deferred development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania.

Interest expense, net.  Net interest expense increased $2.2 million, or 18.2% to $14.3 million in the six months ended October 31, 2004 from $12.1 million in the six months ended October 31, 2003.  This increase is attributable to higher average debt balances due to higher capital expenditures and payments on landfill operating lease contracts as well as higher average interest rates in the six months ended October 31, 2004 compared to the prior year period.  Net interest expense, as a percentage of revenues, increased to 5.7% for the six months ended October 31, 2004 from 5.4% for the six months ended October 31, 2003.

Income from equity method investments.  Income of $0.9 million for both the six month periods ended October 31, 2004 and 2003, was solely from our 50% joint venture interest in GreenFiber.

Other expense/(income), net.  Other expense in the six months ended October 31, 2004 was $0.8 million compared to other income of $0.4 million in the six months ended October 31, 2003.  Other expense in the six months ended October 31, 2004 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment.  Other income of $0.4 million in the six months ended October 31, 2003 consisted primarily of gains on sales of equipment.

Provision (benefit) for income taxes.  Provision for income taxes increased $4.5 million in the six months ended October 31, 2004 to $5.0 million from $0.5 million in the six months ended October 31, 2003.  The effective tax rate increased to 44.5% in the six months ended October 31, 2004 from 0.5% in the six months ended October 31, 2003 primarily due to a prior year decrease in the valuation for loss carryforwards of $3.9 million as utilization of the Company’s tax losses became more certain.

Income (loss) from discontinued operations/Loss on disposal of discontinued operations.  In the second quarter, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income (loss) from operations has been reclassified from continuing operations to discontinued operations for the six months ended October 31, 2004 and 2003.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale has been recorded and classified as a loss on disposal of discontinued operations.

Cumulative effect of change in accounting principle, net. Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  The primary modification to the Company’s methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  Upon adoption of SFAS No. 143 the Company recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million) in the six months ended October 31, 2003 in order to reflect the cumulative change in accounting for landfill obligations retroactive to the date of the inception of the respective landfills.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $8.6 million at October 31, 2004 compared to a net working capital deficit of $12.6 million at April 30, 2004.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factor accounting for the working capital increase was a higher level of trade receivables.

The Company has a $323.5 million credit facility with a group of banks for which Bank of America, N.A. is acting as agent. This credit facility consists of a $175.0 million senior secured revolving credit facility and a senior secured term “B” loan, which had an outstanding balance of $148.5 million at October 31, 2004. The Company has the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50.0 million at the Company’s discretion, provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount.

The term loan and revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of October 31, 2004, the Company considered the profitability covenant, which requires our cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of October 31, 2004, the Company was in compliance with this covenant. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with this definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.  On June 14, 2004, the Company amended the terms of the senior credit facility to clarify the definition of certain non-recurring charges excluded from the covenant calculations.

As of October 31, 2004, the Company had available borrowing capacity under our $175.0 million revolving credit facility of up to $120.7 million, subject to our ability to meet certain borrowing conditions. The available capacity of $120.7 million is net of outstanding irrevocable letters of credit of $30.9 million. This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries.  The revolving credit facility matures in January 2008 and the term loan matures in January 2010.

As of October 31, 2004, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘notes’’) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

Net cash provided by operating activities amounted to $35.8 million for the six months ended October 31, 2004 compared to $23.0 million for the same period of the prior fiscal year.  The increase was mainly due to higher landfill amortization and depreciation expense, an increase in deferred income taxes and depletion of landfill operating lease obligations, as well as changes in the Company’s working capital.

Net cash used in investing activities was $60.2 million for the six months ended October 31, 2004 compared to $35.5 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to a higher level of capital expenditures and payments under landfill operating lease contracts.

Net cash provided by financing activities was $21.1 million for the six months ended October 31, 2004 compared to $0.4 million in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to higher net borrowings.

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

In addition, the process of acquiring, developing and permitting additional disposal capacity is lengthy, expensive and uncertain. For example, the Company is currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by the Company’s wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at the Company’s existing landfills is limited by the remaining available volume at the Company’s landfills and annual, quarterly and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company’s landfills.  The Company typically reaches or approximates the Company’s daily, quarterly and annual maximum permitted disposal capacity at the majority of the Company’s landfills. If the Company  is unable to develop or acquire additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s waste stream will be limited and the Company may be required to increase the Company’s utilization of disposal facilities owned by third parties, which could reduce the Company’s revenues and/or the Company’s operating margins.  Although the Company has recently entered into several landfill operating lease contracts, there can be no assurance that any or all of these landfill management contracts will result in successful operations at the respective sites or that the landfill projects will receive all necessary permits.  As an example, after the Company signed a Construction, Operation and Management Agreement with the Town of Templeton, Massachusetts for the development of the Templeton Landfill, the Town adopted by-laws prohibiting the acceptance of out-of-town waste.

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

The Company’s operating program depends on the Company’s ability to operate and expand the landfills the Company owns and leases and to develop new landfill sites. Localities where the Company operates generally seek to regulate some or all landfill operations, including siting and expansion of operations. The laws adopted by municipalities in which the Company’s landfills are located may limit or prohibit the expansion of the landfill as well as the amount of waste that the Company can accept at the landfill on a daily, quarterly or annual basis and any effort to acquire or expand landfills typically involves a significant amount of time and expense.  For example, expansion at the Company’s North County Environmental Services landfill, outside the original 51 acres, will be prohibited as a result of a recent decision by the New Hampshire Supreme Court unless the Company prevails in certain remanded issues under zoning laws or the Town revises its local ordinance prohibiting expansions.  In addition, operation of the Templeton landfill will require repeal of a town by-law prohibiting the acceptance of out-of-town waste. The Company may not be successful in obtaining new landfill sites or expanding the permitted capacity of any of the Company’s current landfills once their remaining disposal capacity has been consumed. If the Company is unable to develop additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s wastestream will be limited and the Company will be required to utilize the disposal facilities of the Company’s competitors.

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

The Company’s results of operations and financial condition may be negatively affected if the Company inadequately accrues for capping, closure and post-closure costs.

The Company has material financial obligations relating to capping, closure and post-closure costs of the Company’s existing landfills and will have material financial obligations with respect to any disposal facilities which the Company may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes reserves for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, the Company owns four unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of the Company’s owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company’s financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

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

The Company’s recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. The Company’s cellulose insulation joint venture experiences lower sales in March and April due to lower retail activity.

Efforts by labor unions to organize the Company’s employees could divert management attention and increase the Company’s operating expenses.

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of November 30, 2004, approximately 4.4% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At November 30, 2004, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on November 30, 2004, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.8% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $53.0 million of long term debt has been fixed through two interest rate swaps.  The Company had interest rate risk relating to approximately $118.9 million of long-term debt at October 31, 2004.  The interest rate on the variable rate portion of long-term debt was approximately 4.85% at October 31, 2004.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.3 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of October 31, 2004, to minimize the Company’s commodity exposure, the Company was party to twenty-five commodity hedging agreements. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating margin is estimated at $0.6 million for the quarter ended October 31, 2004, without considering our hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is made known to the Company’s Chief Executive Officer and Chief Financial Officer; and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town could not enforce an ordinance purportedly prohibiting expansion of the Company’s NCES landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  The trial court hearing on the remanded issues has been stayed, pending an interlocutory appeal to the Supreme Court by NCES regarding a Superior Court judge’s denial of a motion to recuse herself.

On or about November 7, 2001, the Company’s subsidiary New England Waste Services of Maine, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, the Company has cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether the plaintiffs are barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiffs in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of ME, Inc. was a defendant. On or about February 12, 2003, plaintiffs filed an appeal. On September 24, 2004, the Massachusetts State Appeals court reversed the Superior Court and reinstated the dismissed cases.  The Company believes that it has meritorious defenses to these claims.

The Company offers no prediction on the outcome of any of the proceedings described above. The Company is vigorously defending each of these lawsuits. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2004, the Company issued an aggregate of 174,974 shares of its Class A Common stock upon conversion of 2,000 shares of its Series A Convertible Preferred Stock.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 5, 2004, two proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class I directors, Messrs. James F. Callahan, Jr., Douglas R. Casella and D. Randolph Peeler.

James F. Callahan, Jr.	Votes For:	30,292,301
	Withheld:	56,772

Douglas R. Casella:	Votes For:	29,989,770
	Withheld:	359,303

D. Randolph Peeler:	Votes For:	30,055,101
	Withheld:	293,972

Other directors whose terms of office continued in effect after the annual meeting are John W. Casella, James W. Bohlig, John F. Chapple III, Joseph G. Doody, Gregory B. Peters and John J. Zillmer.

PROPOSAL II.

Proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending April 30, 2004.

Votes For:	30,288,557
Votes Against:	47,863
Abstentions:	12,653

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 10, 2004	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1	Amendment No. 4 to Second Amended and Restated Revolving Credit and Term Loan Agreement.
31.1

Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2

Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.