Form 10-Q
period 2005-01-31
CASELLA WASTE SYSTEMS INC
filed 2005-03-11
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2005:

Class A Common Stock	23,859,311
Class B Common Stock	988,200

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	January 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,007	$7,361
Restricted cash	12,419	12,464
Accounts receivable - trade, net of allowance for doubtful accounts of $583 and $813	49,462	48,356
Notes receivable - officers/employees	1,105	1,005
Refundable income taxes	623	677
Prepaid expenses	4,164	4,701
Inventory	1,848	2,146
Deferred income taxes	4,328	5,172
Other current assets	854	1,254
Total current assets	82,810	83,136

Property, plant and equipment, net of accumulated depreciation and amortization of $268,019 and $313,862	372,038	402,948
Goodwill	157,230	160,492
Intangible assets, net	3,578	3,017
Deferred income taxes	5,631	—
Investments in unconsolidated entities	37,914	37,899
Net assets under contractual obligation	2,148	1,406
Other non-current assets	14,928	14,990
	593,467	620,752

	$676,277	$703,888

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	January 31,
	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,542	$3,385
Current maturities of capital lease obligations	602	636
Accounts payable	40,034	33,933
Accrued payroll and related expenses	7,425	8,041
Accrued interest	6,024	10,583
Accrued capping, closure and post-closure costs, current portion	2,471	5,385
Other accrued liabilities	25,273	27,735
Total current liabilities	87,371	89,698

Long-term debt, less current maturities	349,163	365,680
Capital lease obligations, less current maturities	1,367	1,638
Accrued capping, closure and post-closure costs, less current maturities	22,752	21,574
Deferred income taxes	—	770
Other long-term liabilities	18,493	17,361

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock - Authorized - 55,750 shares, issued and outstanding - 55,750 and 53,750 as of April 30, 2004 and January 31, 2005, respectively, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	67,125

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,496,000 and 23,857,000 shares as of April 30, 2004 and January 31, 2005, respectively	235	239
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	408	868
Additional paid-in capital	272,993	274,883
Accumulated deficit	(143,591)	(135,958)
Total stockholders’ equity	130,055	140,042

	$676,277	$703,888

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005

Revenues	$104,144	$116,080	$329,141	$366,133

Operating expenses:
Cost of operations	67,540	76,736	213,187	234,399
General and administration	14,647	15,503	43,805	47,389
Depreciation and amortization	14,595	16,271	44,299	51,068
Deferred costs	—	—	—	295
	96,782	108,510	301,291	333,151
Operating income	7,362	7,570	27,850	32,982
Other expense/(income), net:
Interest income	(53)	(131)	(192)	(301)
Interest expense	6,294	7,380	18,551	21,878
Income from equity method investment	(1,171)	(1,556)	(2,069)	(2,483)
Other expense/(income)	(343)	(642)	(721)	109
Other expense, net	4,727	5,051	15,569	19,203

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	2,635	2,519	12,281	13,779
Provision for income taxes	1,149	1,122	1,627	6,136

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,486	1,397	10,654	7,643

Discontinued Operations:
Income from discontinued operations (net of income taxes of $5, $0, $4 and $96)	4	—	—	140
Loss on disposal of discontinued operations (net of income taxes of $645)	—	—	—	(150)
Cumulative effect of change in accounting principle (net of income taxes of $1,856)	—	—	2,723	—
Net income	1,490	1,397	13,377	7,633
Preferred stock dividend	818	829	2,423	2,499
Net income available to common stockholders	$672	$568	$10,954	$5,134

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.03	$0.02	$0.34	$0.21
Income from discontinued operations, net	—	—	—	0.01
Loss on disposal of discontinued operations, net	—	—	—	(0.01)
Cumulative effect of change in accounting principle, net	—	—	0.11	—

Net income per common share available to common stockholders	$0.03	$0.02	$0.45	$0.21

Basic weighted average common shares outstanding	24,062	24,768	23,919	24,625

Diluted:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.03	$0.02	$0.34	$0.20
Income from discontinued operations, net	—	—	—	0.01
Loss on disposal of discontinued operations, net	—	—	—	(0.01)
Cumulative effect of change in accounting principle, net	—	—	0.11	—

Net income per common share available to common stockholders	$0.03	$0.02	$0.45	$0.20

Diluted weighted average common shares outstanding	24,795	25,380	24,427	25,125

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2004	2005
Cash Flows from Operating Activities:
Net income	$13,377	$7,633
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	44,299	51,068
Depletion of landfill operating lease obligations	395	3,729
Loss on disposal of discontinued operations	—	150
Cumulative effect of change in accounting principle, net	(2,723)	—
Income from equity method investment	(2,069)	(2,483)
Dividend from equity method investment	—	2,000
Deferred costs	—	295
Gain on sale of equipment	(274)	(4)
Deferred income taxes	838	4,760
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(2,069)	914
Accounts payable	(1,068)	(6,101)
Other assets and liabilities	(4,923)	107
	32,406	54,435
Net Cash Provided by Operating Activities	45,783	62,068

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(31,889)	(6,486)
Additions to property, plant and equipment	(37,442)	(56,154)
Payments on landfill operating lease contracts	(4,305)	(19,790)
Proceeds from divestitures	—	3,050
Proceeds from sale of equipment	451	1,097
Advances to unconsolidated entities	(7,074)	—
Proceeds from assets under contractual obligation	515	742
Net Cash Used In Investing Activities	(79,744)	(77,541)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	124,828	120,350
Principal payments on long-term debt	(100,933)	(107,145)
Proceeds from exercise of stock options	3,709	1,622
Net Cash Provided by Financing Activities	27,604	14,827
Net decrease in cash and cash equivalents	(6,357)	(646)
Cash and cash equivalents, beginning of period	15,652	8,007

Cash and cash equivalents, end of period	$9,295	$7,361

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2004	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$13,827	$16,155
Income taxes, net of refunds	$764	$999

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$43,862	$7,327
Cash paid, net	(31,889)	(6,486)

Liabilities assumed and notes payable to seller	$11,973	$841

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (the “Company”) as of April 30, 2004 and January 31, 2005, the consolidated statements of operations for the three and nine months ended January 31, 2004 and 2005 and the consolidated statements of cash flows for the nine months ended January 31, 2004 and 2005 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in connection with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2004.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 (the “Annual Report”).  The results for the three and nine months ended January 31, 2005 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2005.

2.             RECLASSIFICATIONS

The Company divested the assets of Data Destruction Services, Inc. (Data Destruction) during the quarter ended October 31, 2004.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations for the three and nine months ended January 31, 2004.

Effective November 1, 2004 the Eastern region was divided into the North Eastern and South Eastern regions because of a change in the Company’s internal reporting structure.  Therefore, segment data for the three and nine months ended January 31, 2005 has been revised to reflect changes in the Company’s segment classifications.

3.             BUSINESS COMBINATIONS

During the nine months ended January 31, 2005, the Company acquired seven solid waste hauling operations in transactions accounted for as purchases.  These transactions were in exchange for total consideration of $7,327 including $6,486 in cash and $841 in liabilities assumed and notes payable to the sellers.  During the nine months ended January 31, 2004, the Company acquired seven solid waste hauling operations and one construction and demolition processing facility, which also operates a landfill facility under an operations and management contract.  These transactions were in exchange for total consideration of $43,862 including $31,889 in cash and $11,973 in liabilities assumed and notes payable to the sellers.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition including the value of non-compete agreements with the residual amounts allocated to goodwill.  Management does not believe the final purchase price allocation will produce materially different results than reflected herein.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the nine months ended January 31, 2004 and 2005 had been completed as of May 1, 2003.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Revenue	$105,954	$116,233	$335,853	$367,977
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,639	1,401	11,263	7,747
Net income	1,643	1,401	13,986	7,737
Diluted net income per common share	$0.03	$0.02	$0.47	$0.21

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

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2004 through January 31, 2005:

	North Eastern Region	South Eastern Region	Central Region	Western Region	Recycling	Total
Balance, April 30, 2004	$25,770	$30,491	$28,683	$50,918	$21,368	$157,230

Acquisitions	—	1,156	1,475	2,453	—	5,084

Divestitures	—	—	—	—	(1,822)	(1,822)

Balance, January 31, 2005	$25,770	$31,647	$30,158	$53,371	$19,546	$160,492

Intangible assets at April 30, 2004 and January 31, 2005 consist of the following:

	Covenants not to compete	Customer lists	Total
Balance, April 30, 2004
Intangible assets	$16,402	$688	$17,090
Less accumulated amortization	(12,995)	(517)	(13,512)
	$3,407	$171	$3,578

Balance, January 31, 2005
Intangible assets	$16,883	$689	$17,572
Less accumulated amortization	(13,971)	(584)	(14,555)
	$2,912	$105	$3,017

Amortization expense for the three and nine months ended January 31, 2004 and 2005 was $435, $353, $1,160 and $1,139, respectively.  The intangible amortization expense estimated as of January 31, 2005, for the five years following 2004 is as follows:

2005	2006	2007	2008	2009
$1,476	$1,201	$658	$385	$180

5.             ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS 123R, Share-Based Payment, was issued by FASB in December 2004.  SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 requiring public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005.  The Company is evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective August 1, 2005, which is expected to result in increased compensation expense in future periods.

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

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor (“DOL”) alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. On June 10, 2004 the Company filed a judicial challenge to the Commissioner’s decision, which was stayed for a 9-month period.  On March 4, 2005, because the DOL is still reviewing the records related to potential damages, the Company made a motion to extend the period for perfecting its appeal, or alternatively, to confirm that a withdrawal of its appeal would be without prejudice and without a waiver of the right to reinstate the appeal upon a final determination of alleged damages.  The Company will continue to explore settlement possibilities with the State in lieu of a hearing on damages, which is not yet scheduled. Although a loss as a result of these claims is probable, the Company cannot estimate a range of probable losses at this time.  A charge incurred by the Company related to these claims will not have an immediate impact on operations but will be capitalized as part of the related landfill asset and amortized over the life of the landfill as tons are placed at the site.

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

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1,486	$1,397	$10,654	$7,643
Less: Preferred stock dividends	(818)	(829)	(2,423)	(2,499)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$668	$568	$8,231	$5,144

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,189	23,857	23,189	23,857
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(115)	(77)	(258)	(220)
Weighted average number of common shares used in basic EPS	24,062	24,768	23,919	24,625
Impact of potentially dilutive securities:
Dilutive effect of options, convertible preferred stock and contingent stock	733	612	508	500
Weighted average number of common shares used in diluted EPS	24,795	25,380	24,427	25,125

For the three and nine months ended January 31, 2004, 6,195 and 6,703 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2005, 6,002 and 6,309 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

9.             COMPREHENSIVE INCOME

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle due to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Also included in accumulated other comprehensive income is the

Company’s portion of the change in the fair value of commodity hedge agreements of the Company’s equity method investment, US GreenFiber.  Comprehensive income for the three and nine months ended January 31, 2004 and 2005 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Net income	$1,490	$1,397	$13,377	$7,633
Other comprehensive income (loss)	(1,034)	427	(569)	460
Comprehensive income	$456	$1,824	$12,808	$8,093

The components of other comprehensive income for the three and nine months ended January 31, 2004 and 2005 are shown as follows:

	Three Months Ended
	January 31, 2004			January 31, 2005
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of interest rate swaps and commodity hedges during period	$(1,738)	$(704)	$(1,034)	$719	$292	$427

	Nine Months Ended
	January 31, 2004			January 31, 2005
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of interest rate swaps and commodity hedges during period	$(956)	$(387)	$(569)	$777	$317	$460

10.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twenty-five commodity hedge contracts as of January 31, 2005.  These contracts expire between April 2005 and October 2006.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of January 31, 2005 the fair value of these hedges was an obligation of $1,695, with the net amount (net of taxes of $674) recorded as an unrealized loss in accumulated other comprehensive income.

The Company is party to two interest swap agreements as of January 31, 2005 for an aggregate notional amount of $53,000 expiring in February 2006.  The Company has evaluated these swaps and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133. As of January 31, 2005, the fair value of these swaps was $430, with the net amount (net of taxes of $173) recorded as an unrealized gain in accumulated other comprehensive income. The estimated net amount of the existing gains as of January 31, 2005 included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $403. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

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

During fiscal 1996, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for stock-based employee compensation and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. In addition, the Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  FASB issued SFAS 123R in December 2004 requiring public companies to recognize compensation expense for the cost of awards of equity instruments. (See footnote #5).

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value as of the grant date of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the nine months ended January 31, 2004 and 2005.

	Nine Months Ended January 31, 2004	Nine Months Ended January 31, 2005

Risk free interest rate	2.34 - 3.23%	3.39 - 3.97%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	45.88%	40.90%

The total value of options granted would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Net income available to common stockholders, as reported	$672	$568	$10,954	$5,134
Deduct: Total stock-based compensation expense determined under fair value based method, net of income taxes	287	349	861	1,186
Net income available to common stockholders, pro forma	$385	$219	$10,093	$3,948

Basic income per common share:
As reported	$0.03	$0.02	$0.45	$0.21
Pro forma	$0.02	$0.01	$0.42	$0.16
Diluted income per common share:
As reported	$0.03	$0.02	$0.45	$0.20
Pro forma	$0.02	$0.01	$0.41	$0.16

12.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.  Effective November 1, 2004 the Eastern region was divided into the North Eastern and South Eastern regions because of a change in the Company’s internal reporting structure.  Therefore, segment data for the three and nine months ended January 31, 2005 has been revised to reflect changes in the Company’s segment classifications.

The Company classifies its operations into North Eastern, South Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of wood, paper, metals, aluminum, plastics and glass.  In June 2003 the Company transferred its domestic brokerage operation and a commercial recycling business to former employees who had managed those businesses.  Included in “Other” are ancillary operations, mainly major customer accounts and earnings from equity method investees.

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Three Months Ended January 31, 2004

Outside Revenues	$20,256	$19,734	$23,524	$17,947	$18,535
Inter-segment Revenues	5,679	5,758	11,164	3,980	172
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	734	(3,294)	3,567	(148)	1,517
Total Assets	$150,614	$119,460	$114,938	$118,214	$65,515

	Other	Eliminations	Total
Three Months Ended January 31, 2004

Outside Revenues	$4,148	$—	$104,144
Inter-segment Revenues	—	(26,753)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(890)	—	1,486
Total Assets	$82,483	$—	$651,224

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Three Months Ended January 31, 2005

Outside Revenues	$23,099	$20,110	$25,638	$22,093	$21,254
Inter-segment Revenues	5,504	6,264	12,575	5,256	120
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(115)	(5,391)	3,889	415	2,825
Total Assets	$173,840	$132,618	$123,937	$146,372	$55,291

	Other	Eliminations	Total
Three Months Ended January 31, 2005

Outside Revenues	$3,886	$—	$116,080
Inter-segment Revenues	3	(29,722)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(226)	—	1,397
Total Assets	$71,830	$—	$703,888

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Nine Months Ended January 31, 2004

Outside Revenues	$63,573	$63,929	$76,372	$57,374	$55,924
Inter-segment Revenues	19,325	18,677	36,864	11,583	1,074
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	4,205	(9,287)	14,512	1,284	2,472
Total Assets	$150,614	$119,460	$114,938	$118,214	$65,515

	Other	Eliminations	Total
Nine Months Ended January 31, 2004

Outside Revenues	$12,759	$(790)	$329,141
Inter-segment Revenues	2,394	(89,917)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(2,532)	—	10,654
Total Assets	$82,483	$—	$651,224

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Nine Months Ended January 31, 2005

Outside Revenues	$70,309	$68,600	$83,472	$70,775	$61,100
Inter-segment Revenues	18,600	22,690	41,234	16,127	378
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	423	(13,812)	16,088	4,078	7,509
Total Assets	$173,840	$132,618	$123,937	$146,372	$55,291

	Other	Eliminations	Total
Nine Months Ended January 31, 2005

Outside Revenues	$11,877	$—	$366,133
Inter-segment Revenues	3	(99,032)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(6,643)	—	7,643
Total Assets	$71,830	$—	$703,888

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004(1)	2005	2004(1)	2005
Collection	$53,863	$56,578	$172,064	$180,424
Landfill/disposal facilities	16,926	18,779	52,302	61,304
Transfer	8,383	9,570	29,681	32,686
Recycling	24,972	31,153	71,799	91,719
Brokerage	—	—	3,295	—
Total revenues	$104,144	$116,080	$329,141	$366,133

(1)           Revenue attributable to services provided for the three and nine months ended January 31, 2004 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

Net assets under contractual obligation amounted to $2,148 and $1,406 at April 30, 2004 and January 31, 2005, respectively.

14.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Company is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2004 and January 31, 2005, and the condensed consolidating results of operations for the three and nine months ended January 31, 2004 and 2005 and the condensed consolidating statements of cash flows for the nine months ended January 31, 2004 and 2005 of (a) the parent company only (“the Parent”), (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2004

(In thousands, except for share and per share data)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,794	$5,815	$398	$—	$8,007
Accounts receivable - trade, net of allowance for doubtful accounts	83	48,096	1,283	—	49,462
Prepaid expenses	1,504	3,457	—	(797)	4,164
Other current assets	5,436	2,494	13,247	—	21,177
Total current assets	8,817	59,862	14,928	(797)	82,810

Property, plant and equipment, net of accumulated depreciation and amortization	2,764	367,589	1,685	—	372,038
Intangible assets, net	—	157,230	—	—	157,230
Deferred income taxes	5,631	—	—	—	5,631
Investment in subsidiaries	(35,115)	—	—	35,115	—
Investments in unconsolidated entities	13,105	29,188	—	(4,379)	37,914
Assets under contractual obligation	—	2,148	—	—	2,148
Other non-current assets	11,849	6,537	120	—	18,506
	(1,766)	562,692	1,805	30,736	593,467

Intercompany receivable	559,165	(561,476)	(2,069)	4,380	—

	$566,216	$61,078	$14,664	$34,319	$676,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,942	$2,100	$—	$5,542
Accounts payable	1,780	37,516	738	—	40,034
Accrued interest	6,022	2	—	—	6,024
Accrued closure and post-closure costs, current portion	—	1,928	543	—	2,471
Other current liabilities	4,787	18,354	10,956	(797)	33,300
Total current liabilities	14,089	59,742	14,337	(797)	87,371

Long-term debt, less current maturities	347,957	1,206	—	—	349,163
Capital lease obligations, less current maturities	—	1,367	—	—	1,367
Accrued closure and post closure costs, less current portion	—	21,453	1,299	—	22,752
Other long-term liabilities	7,039	10,040	1,414	—	18,493

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	—	—	—	67,076

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,496,000 shares	235	101	100	(201)	235
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	408	1,933	—	(1,933)	408
Additional paid-in capital	272,993	48,270	2,595	(50,865)	272,993
Accumulated deficit	(143,591)	(83,034)	(5,081)	88,115	(143,591)
Total stockholders’ equity	130,055	(32,730)	(2,386)	35,116	130,055

	$566,216	$61,078	$14,664	$34,319	$676,277

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2005

(Unaudited)

(In thousands, except for share and per share data)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(3,562)	$10,008	$915	$—	$7,361
Other current assets	8,782	52,273	14,720	—	75,775
Total current assets	5,220	62,281	15,635	—	83,136

Property, plant and equipment, net of accumulated depreciation and amortization	2,715	401,059	(826)	—	402,948
Intangible assets, net	—	160,492	—	—	160,492
Investment in subsidiaries	(20,052)	—	—	20,052	—
Assets under contractual obligation	—	1,406	—	—	1,406
Other non-current assets	24,038	36,127	120	(4,379)	55,906
	6,701	599,084	(706)	15,673	620,752

Intercompany receivable	588,677	(590,648)	(2,408)	4,379	—

	$600,598	$70,717	$12,521	$20,052	$703,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$344	$1,541	$—	$3,385
Accrued interest	10,492	91	—	—	10,583
Accrued closure and post-closure costs, current portion	—	4,797	588	—	5,385
Other current liabilities	8,267	49,653	12,425	—	70,345
Total current liabilities	20,259	54,885	14,554	—	89,698

Long-term debt, less current maturities	365,087	593	—	—	365,680
Other long-term liabilities	8,085	29,785	3,473	—	41,343

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 53,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,125	—	—	—	67,125

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,857,000 shares	239	101	100	(201)	239
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	868	1,632	—	(1,632)	868
Additional paid-in capital	274,883	48,463	2,581	(51,044)	274,883
Accumulated deficit	(135,958)	(64,742)	(8,187)	72,929	(135,958)
Total stockholders’ equity	140,042	(14,546)	(5,506)	20,052	140,042

	$600,598	$70,717	$12,521	$20,052	$703,888

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$102,439	$3,937	$(2,232)	$104,144

Operating expenses:
Cost of operations	364	66,749	2,659	(2,232)	67,540
General and administration	770	13,662	215	—	14,647
Depreciation and amortization	454	12,725	1,416	—	14,595
	1,588	93,136	4,290	(2,232)	96,782
Operating income (loss)	(1,588)	9,303	(353)	—	7,362

Other expense/(income), net:
Interest income	(6,024)	(345)	(24)	6,340	(53)
Interest expense	6,315	6,276	43	(6,340)	6,294
Income from equity method investments	(4,346)	(1,171)	—	4,346	(1,171)
Other income	(165)	(154)	(24)	—	(343)
Other expense, net	(4,220)	4,606	(5)	4,346	4,727

Income (loss) from continuing operations before income taxes and discontinued operations	2,632	4,697	(348)	(4,346)	2,635
Provision for income taxes	1,142	(4)	11	—	1,149

Income (loss) from continuing operations before discontinued operations	1,490	4,701	(359)	(4,346)	1,486
Income from discontinued operations, net	—	4	—	—	4
Net income (loss)	1,490	4,705	(359)	(4,346)	1,490
Preferred stock dividend	818	—	—	—	818
Net income (loss) available to common stockholders	$672	$4,705	$(359)	$(4,346)	$672

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$115,180	$3,186	$(2,286)	$116,080

Operating expenses:
Cost of operations	(97)	76,649	2,470	(2,286)	76,736
General and administration	168	15,102	233	—	15,503
Depreciation and amortization	395	14,382	1,494	—	16,271
	466	106,133	4,197	(2,286)	108,510
Operating income (loss)	(466)	9,047	(1,011)	—	7,570

Other expense/(income), net:
Interest income	—	(7,446)	(100)	7,415	(131)
Interest expense	369	14,395	31	(7,415)	7,380
(Income) loss from equity method investments	(2,915)	(1,556)	—	2,915	(1,556)
Other expense, net:	(411)	(231)	—	—	(642)
Other expense/(income), net	(2,957)	5,162	(69)	2,915	5,051

Income (loss) from continuing operations before income taxes	2,491	3,885	(942)	(2,915)	2,519
Provision for income taxes	1,094	—	28	—	1,122

Net income (loss)	1,397	3,885	(970)	(2,915)	1,397
Preferred stock dividend	829	—	—	—	829
Net income (loss) available to common stockholders	$568	$3,885	$(970)	$(2,915)	$568

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$323,484	$12,637	$(6,980)	$329,141

Operating expenses:
Cost of operations	573	210,537	9,057	(6,980)	213,187
General and administration	977	42,045	783	—	43,805
Depreciation and amortization	1,381	38,325	4,593	—	44,299
	2,931	290,907	14,433	(6,980)	301,291
Operating income (loss)	(2,931)	32,577	(1,796)	—	27,850

Other expense/(income), net:
Interest income	(17,908)	(1,023)	(73)	18,812	(192)
Interest expense	18,783	18,425	155	(18,812)	18,551
Income from equity method investments	(18,609)	(2,069)	—	18,609	(2,069)
Other income	(177)	(466)	(78)	—	(721)
Other expense, net	(17,911)	14,867	4	18,609	15,569

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	14,980	17,710	(1,800)	(18,609)	12,281
Provision for income taxes	1,603	(5)	29	—	1,627

Income (loss) from continuing operations before cumulative effect of change in accounting principle	13,377	17,715	(1,829)	(18,609)	10,654
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income (loss)	13,377	20,233	(1,624)	(18,609)	13,377
Preferred stock dividend	2,423	—	—	—	2,423
Net income (loss) available to common stockholders	$10,954	$20,233	$(1,624)	$(18,609)	$10,954

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$362,408	$11,224	$(7,499)	$366,133

Operating expenses:
Cost of operations	(195)	233,729	8,364	(7,499)	234,399
General and administration	202	46,409	778	—	47,389
Depreciation and amortization	1,251	44,569	5,248	—	51,068
Impairment charge	—	295	—	—	295
	1,258	325,002	14,390	(7,499)	333,151
Operating income (loss)	(1,258)	37,406	(3,166)	—	32,982

Other expense/(income), net:
Interest income	(4)	(21,692)	(231)	21,626	(301)
Interest expense	1,204	42,195	105	(21,626)	21,878
(Income) loss from equity method investments	(15,813)	(2,483)	—	15,813	(2,483)
Other expense/(income), net:	(347)	458	(2)	—	109
Other expense/(income), net	(14,960)	18,478	(128)	15,813	19,203

Income (loss) from continuing operations before income taxes and discontinued operations	13,702	18,928	(3,038)	(15,813)	13,779
Provision for income taxes	6,069	—	67	—	6,136

Income (loss) from continuing operations before discontinued operations	7,633	18,928	(3,105)	(15,813)	7,643

Discontinued operations:
Income from discontinued operations, net	—	140	—	—	140
Loss on disposal of discontinued operations, net	—	(150)	—	—	(150)
Net income (loss)	7,633	18,918	(3,105)	(15,813)	7,633
Preferred stock dividend	2,499	—	—	—	2,499
Net income (loss) available to common stockholders	$5,134	$18,918	$(3,105)	$(15,813)	$5,134

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$(613)	$43,625	$2,771	$—	$45,783
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(31,889)	—	—	(31,889)
Additions to property, plant and equipment	(986)	(35,330)	(1,126)	—	(37,442)
Payments under landfill operating lease contracts	—	(4,305)	—	—	(4,305)
Advances to unconsolidated entities	(7,074)	—	—	—	(7,074)
Other	—	966	—	—	966
Net Cash Used In Investing Activities	(8,060)	(70,558)	(1,126)	—	(79,744)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	124,828	—	—	—	124,828
Principal payments on long-term debt	(98,740)	(1,248)	(945)	—	(100,933)
Intercompany borrowings	(35,058)	35,744	(686)	—	—
Proceeds from exercise of stock options	3,709	—	—	—	3,709
Net Cash Provided by (Used in) Financing Activities	(5,261)	34,496	(1,631)	—	27,604
Net (decrease) increase in cash and cash equivalents	(13,934)	7,563	14	—	(6,357)
Cash and cash equivalents, beginning of period	12,188	2,686	778	—	15,652
Cash and cash equivalents, end of period	$(1,746)	$10,249	$792	$—	$9,295

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$4,475	$54,104	$3,489	$—	$62,068
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(6,486)	—	—	(6,486)
Additions to property, plant and equipment	(1,202)	(52,215)	(2,737)	—	(56,154)
Payments on landfill operating lease contracts	—	(19,790)	—	—	(19,790)
Proceeds from divestitures	—	3,050	—	—	3,050
Other	—	1,839	—	—	1,839
Net Cash Used In Investing Activities	(1,202)	(73,602)	(2,737)	—	(77,541)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	120,350	—	—	—	120,350
Principal payments on long-term debt	(103,397)	(2,759)	(989)	—	(107,145)
Proceeds from exercise of stock options	1,622	—	—	—	1,622
Intercompany borrowings	(33,215)	32,461	754	—	—
Net Cash Provided by Financing Activities	(14,640)	29,702	(235)	—	14,827
Net decrease in cash and cash equivalents	(11,367)	10,204	517	—	(646)
Cash and cash equivalents, beginning of period	7,805	(196)	398	—	8,007
Cash and cash equivalents, end of period	$(3,562)	$10,008	$915	$—	$7,361

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of February 28, 2005, the Company owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 38 solid waste collection operations, 34 transfer stations, 38 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $104.1 million for the quarter ended January 31, 2004 to $116.1 million for the quarter ended January 31, 2005.  From May 1, 2003 through April 30, 2004, the Company acquired eleven solid waste collection, transfer, disposal and recycling operations.  Between May 1, 2004 and January 31, 2005 the Company acquired seven solid waste hauling operations. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.  Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of the Company’s brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  Due to the structure of these transactions, the transfers were not initially recorded as a sale.  Effective April 1, 2004, the Company completed the sale of the export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million.  For the nine months ended January 31, 2004, the transferred domestic brokerage and recycling businesses accounted for $3.3 million of the Company’s revenues.

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

General

Revenues

The Company’s revenues in the North Eastern, South Eastern, Central and Western regions are primarily attributable to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR Recycling and in the North Eastern, South Eastern, Central and Western regions, consist of revenues from the sale of recyclable commodities and providing services under operations and maintenance contracts of recycling facilities for municipal customers.  FCR Recycling revenues included revenues from commercial brokerage and recycling operations through June 30, 2003, when those operations were sold.

In “Other”, the Company has ancillary revenues including major customer accounts and earnings from equity method investees.  The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in its results of operations.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of our revenues attributable to services provided.  For the nine months ended January 31, 2004, the percentages of revenues shown below reflect revenues from the domestic brokerage and recycling operations through June 30, 2003. The domestic brokerage operation was transferred effective June 30, 2003 to the employees of that unit.  Collection revenues as a percentage of total revenue in the quarter ended January 31, 2005 were lower compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the large increase in recycling revenue dollars.  Landfill/disposal revenues as a percentage of total revenues increased in the nine months ended January 31, 2005 due to the incremental volumes associated with recently acquired landfill facilities.  The increase in the quarter and nine months ended January 31, 2005 in recycling revenues as a percentage of total revenues is mainly due to higher commodity prices.  The decrease in brokerage revenues as a percentage of revenues in the nine months ended January 31, 2005 is due to the transfer of the domestic brokerage business to employees of that unit.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004(1)	2005	2004(1)	2005
Collection	51.7%	48.8%	52.3%	49.3%
Landfill/disposal facilities	16.3	16.2	15.9	16.7
Transfer	8.0	8.2	9.0	8.9
Recycling	24.0	26.8	21.8	25.1
Brokerage	0.0	0.0	1.0	0.0
Total revenues	100.0%	100.0%	100.0%	100.0%

(1)           Percentage of revenues attributable to services provided for the three and nine months ended January 31, 2004 have been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	64.8	66.1	64.8	64.0
General and administration	14.1	13.4	13.3	12.9
Depreciation and amortization	14.0	14.0	13.4	14.0
Deferred costs	—	—	—	0.1
Operating income	7.1	6.5	8.5	9.0
Interest expense, net	6.0	6.2	5.6	5.9
Income from equity method investments	(1.1)	(1.3)	(0.6)	(0.7)
Other expense/(income), net	(0.3)	(0.6)	(0.2)	—
Provision for income taxes	1.1	1.0	0.5	1.7
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1.4%	1.2%	3.2%	2.1%

Three Months Ended January 31, 2005 versus January 31, 2004

Revenues.  Revenues increased $12.0 million, or 11.5% to $116.1 million in the quarter ended January 31,

2005 from $104.1 million in the quarter ended January 31, 2004. The revenue increase in the quarter is attributable to an increase in solid waste revenues of $4.6 million, due primarily to higher hauling and transfer volumes in the Central Region and higher composting volumes in the North Eastern region. Higher commodity prices resulted in an increase in recycling revenues of $3.1 million.  Revenues from the rollover effect of acquired businesses accounted for $4.3 million in the quarter primarily due to new disposal facilities in the Western and South Eastern regions (the Ontario and Southbridge landfills), which became active in the third and fourth quarters of fiscal 2004, respectively.

Cost of operations.  Cost of operations increased $9.2 million or 13.6% to $76.7 million in the quarter ended January 31, 2005 from $67.5 million in the quarter ended January 31, 2004.  As a percentage of revenues, cost of operations increased to 66.1% in the quarter ended January 31, 2005 compared to 64.8% in the prior year period.  The dollar and percentage increase in cost of operations expense is due to higher insurance costs resulting from a serious accident, higher fuel costs as well as higher cost of commodity purchases due to higher prices.  Higher composting volumes in the North Eastern region also led to higher transportation costs. Partially offsetting these factors was the effect of lower disposal costs as a percentage of revenue resulting from the impact of the opening of new disposal capacity.

General and administration.  General and administration expenses increased $0.8 million, or 5.4% to $15.5 million in the quarter ended January 31, 2005 from $14.7 million in the quarter ended January 31, 2004, and decreased as a percentage of revenues to 13.4% in the quarter ended January 31, 2005 from 14.1% in the prior year comparable period.  The dollar increase in general and administration expense was due to higher bonus accruals as well as expenses related to compliance with the Sarbanes Oxley Act.  The reduction in general and administration expense as a percentage of revenue can be attributed to the acquisition of new disposal facilities which have lower general and administrative costs as a percentage of revenue.

Depreciation and amortization.  Depreciation and amortization expense increased $1.7 million, or 11.6%, to $16.3 million in the quarter ended January 31, 2005 from $14.6 million in the quarter ended January 31, 2004.  Depreciation expense was up $0.3 million between periods and landfill amortization expense increased $1.4 million which was primarily due to higher volumes in part related to new disposal facilities which became active in the third and fourth quarters of fiscal 2004.  Depreciation and amortization expense as a percentage of revenue remained constant at 14.0% for the quarters ended January 31, 2005 and 2004.

Operating income.  Operating income was largely unchanged in the quarter ended January 31, 2005 from the quarter ended January 31, 2004.  Higher revenues were offset by higher operating costs as described above.

Interest expense, net.  Net interest expense increased $1.0 million, or 16.1% to $7.2 million in the quarter ended January 31, 2005 from $6.2 million in the quarter ended January 31, 2004.  This increase is attributable to higher average interest rates in the current fiscal quarter compared to the prior year period.  Net interest expense, as a percentage of revenues, increased to 6.2% in the quarter ended January 31, 2005 from 6.0% in the quarter ended January 31, 2004.

Income from equity method investment.  Income of $1.6 million and $1.2 million for the quarters ended January 31, 2005 and 2004, respectively, was solely from our 50% joint venture interest in U.S. Green Fiber (“GreenFiber”).  The increase in the current quarter was mainly due to price increases.

Other expense/(income), net.  Other income in the quarter ended January 31, 2005 was $0.6 million compared to other income of $0.3 million in the quarter ended January 31, 2004.  Other income in the quarter ended January 31, 2005 consisted of a dividend received from our investment in Evergreen National Indemnity Company (“Evergreen”) of $0.4 million and gains on the sale of equipment.  Other income in the quarter ended January 31, 2004 was mainly due to a gain on sale of equipment.

Provision for income taxes. Provision for income taxes remained constant at $1.1 million for the quarters ended January 31, 2005 and 2004.  The effective tax rate increased slightly to 44.5% in the quarter ended January 31, 2005 from 43.6% in the quarter ended January 31, 2004.

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle.  Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle was largely unchanged in the quarter ended January 31, 2005 from the quarter ended January 31, 2004.  Higher interest expense was offset by higher equity income from equity method investments as well as increased other income as described above.

Income from discontinued operations/Loss on disposal of discontinued operations.  In the second quarter of fiscal 2005, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income (loss) from operations has been reclassified from continuing operations to discontinued operations for the quarters ended January 31, 2005 and 2004.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale has been recorded and classified as a loss on disposal of discontinued operations.

Nine Months Ended January 31, 2005 versus January 31, 2004

Revenues.  Revenues increased $37.0 million, or 11.2% to $366.1 million in the nine months ended January 31, 2005 from $329.1 million in the nine months ended January 31, 2004.  The revenue increase is attributable to an increase in solid waste revenues of $9.7 million, due primarily to higher hauling and transfer volumes in the Central Region and higher composting volumes in the North Eastern region. Higher commodity prices resulted in an increase in recycling revenues of $10.2 million.  Revenues from the rollover effect of acquired businesses accounted for $20.4 million, primarily due to new disposal facilities in the Western and South Eastern regions (the Ontario and Southbridge landfills), as well as a new recycling facility in the South Eastern region, all of which became active in the third and fourth quarters of fiscal 2004, partially offset by the loss of revenues from the divestiture of the domestic brokerage business amounting to $3.3 million.

Cost of operations.  Cost of operations increased $21.2 million or 9.9% to $234.4 million in the nine months ended January 31, 2005 from $213.2 million in the nine months ended January 31, 2004.  Cost of operations as a percentage of revenues decreased to 64.0% in the nine months ended January 31, 2005 from 64.8% in the prior year primarily due to the effect of lower disposal costs as a percentage of revenue from the impact of the activation of new disposal capacity.  The dollar increase in cost of operations expenses in the nine- month period is primarily due to the effect of acquired businesses, higher cost of commodity purchases due to higher prices as well as higher fuel and insurance costs.

General and administration.  General and administration expenses increased $3.6 million, or 8.2% to $47.4 million in the nine months ended January 31, 2005 from $43.8 million in the nine months ended January 31, 2004, and decreased as a percentage of revenues to 12.9% in the nine months ended January 31, 2005 from 13.3% in the nine months ended January 31, 2004.  The dollar increase in general and administration expense was due to higher bonus accruals, communications and training costs as well as expenses related to compliance with the Sarbanes Oxley Act.  The reduction in general and administration expense as a percentage of revenue can be attributed to the acquisition of new disposal facilities which have lower general and administrative costs as a percentage of revenue.

Depreciation and amortization.  Depreciation and amortization expense increased $6.8 million, or 15.3%, to $51.1 million in the nine months ended January 31, 2005 from $44.3 million in the nine months ended January 31, 2004.  While depreciation expense increased by $1.4 million between periods, landfill amortization expense increased by $5.3 million which was primarily due to higher volumes in part related to new disposal facilities which became active in the third and fourth quarters of fiscal 2004. Depreciation and amortization expense as a percentage of revenues increased to 14.0% for the nine months ended January 31, 2005 from 13.4% for the nine months ended January 31, 2004 which resulted from the increase in landfill amortization expense.

Deferred costs.  A charge of $0.3 million was recorded in the nine months ended January 31, 2005 to reflect the write-off of deferred development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania.

Operating income.  Operating income increased $5.1 million, or 18.3%, to $33.0 million in the nine months ended January 31, 2005 from $27.9 million in the nine months ended January 31, 2004 and increased as a percentage of revenues to 9.0% in the nine months ended January 31, 2005 from 8.5% in the nine months ended January 31, 2004.  The increase in operating income is primarily due to higher levels of revenue.

Interest expense, net.  Net interest expense increased $3.2 million, or 17.4% to $21.6 million in the nine months ended January 31, 2005 from $18.4 million in the nine months ended January 31, 2004.  This increase is mainly attributable to higher average debt balances due to higher capital expenditures and payments on landfill operating lease contracts as well as higher average interest rates in the nine months ended January 31, 2005 compared to the prior year period.  Net interest expense, as a percentage of revenues, increased to 5.9% for the nine months ended January 31, 2005 from 5.6% for the nine months ended January 31, 2004.

Income from equity method investment.  Income of $2.5 million and $2.1 million for the nine months ended January 31, 2005 and 2004 was solely from our 50% joint venture interest in GreenFiber.

Other expense/(income), net.  Other expense in the nine months ended January 31, 2005 was $0.1 million compared to other income of $0.7 million in the nine months ended January 31, 2004.  Other expense in the nine months ended January 31, 2005 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment and the dividend from Evergreen.  Other income of $0.7 million in the nine months ended January 31, 2004 consisted primarily of gains on sales of equipment.

Provision for income taxes.  Provision for income taxes increased $4.5 million in the nine months ended January 31, 2005 to $6.1 million from $1.6 million in the nine months ended January 31, 2004.  The effective tax rate increased to 44.5% in the nine months ended January 31, 2005 from 13.3% in the nine months ended January 31, 2004 primarily due to a prior year decrease in the valuation for loss carryforwards of $3.9 million as utilization of the Company’s tax losses became more certain.

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle.  Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle decreased $3.0 million, or 28.3%, to $7.6 million in the nine months ended January 31, 2005 from $10.6 million in the nine months ended January 31, 2004 and decreased as a percentage of revenue to 2.1% in the nine months ended January 31, 2005 from 3.2% in the nine months ended January 31, 2004.  The decrease in income from continuing operations before discontinued operations and cumulative effect of change in accounting principle is due to increased interest expense and higher tax expense due to a higher effective tax rate.  North Eastern and South Eastern region’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle decreased in the nine months ended January 31, 2005 from the nine months ended January 31, 2004 due primarily to higher costs associated with new disposal facility projects, one of which is not yet fully operational.  Western region’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased from the prior period due to the acquisition of an operating contract at the Ontario landfill.  FCR Recycling’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased in the nine months ended January 31, 2005 from the nine months ended January 31, 2004 due primarily to favorable commodity pricing.

Income from discontinued operations/Loss on disposal of discontinued operations.  In the second quarter of fiscal 2005, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income (loss) from operations has been reclassified from continuing operations to discontinued operations for the nine months ended January 31, 2005 and 2004.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale has been recorded and classified as a loss on disposal of discontinued operations.

Cumulative effect of change in accounting principle, net. Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  The primary modification to the Company’s methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  Upon adoption of SFAS No. 143 the Company recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million) in the nine months ended January 31, 2004 in order to reflect the cumulative change in accounting for landfill obligations retroactive to the date of the inception of the respective landfills.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $13.9 million at January 31, 2005 compared to a net working capital deficit of $12.6 million at April 30, 2004.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factor accounting for the working capital decrease was higher accrued interest on the Company’s senior subordinated notes which was payable on February 1, 2005.  Also contributing to the working capital deficit were higher current accruals for capping, closure and post-closure costs.  Partially offsetting this were lower trade payable balances which can be attributed to general seasonality of the business.

The Company has a $322.0 million credit facility with a group of banks for which Bank of America, N.A. is acting as agent. This credit facility consists of a $175.0 million senior secured revolving credit facility and a senior secured term “B” loan, which had an outstanding balance of $147.0 million at January 31, 2005. The Company has the right to increase the amount of the revolver and/or the term loan by an aggregate amount of up to $50.0 million at the Company’s discretion, provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount.

The term loan and revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends and stock repurchases, limit capital expenditures, and set minimum net worth and profitability requirements and interest coverage and leverage ratios. As of January 31, 2005, the Company considered the profitability covenant, which requires our cumulative adjusted net income for any two consecutive quarters to be positive, to be the most restrictive. As of January 31, 2005, the Company was in compliance with this and all other covenants. Consolidated adjusted net income is defined by the credit facility agreement. In accordance with this definition, consolidated net income, determined in accordance with generally accepted accounting principles, is adjusted for elimination of certain nonrecurring charges, extraordinary gains, income from discontinued operations and non-cash income attributable to equity investments.  On June 14, 2004, the Company amended the terms of the senior credit facility to clarify the definition of certain non-recurring charges excluded from the covenant calculations.

As of January 31, 2005, the Company had available borrowing capacity under its $175.0 million revolving credit facility of up to $124.1 million, subject to the Company’s ability to meet certain borrowing conditions. The available capacity of $124.1 million is net of outstanding irrevocable letters of credit of $31.9 million.

This credit facility is secured by all of the Company’s assets, including the Company’s interest in the equity securities of the Company’s subsidiaries.  The revolving credit facility matures in January 2008 and the term loan matures in January 2010.

As of January 31, 2005, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘notes’’) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

Net cash provided by operating activities amounted to $62.1 million for the nine months ended January 31, 2005 compared to $45.8 million for the same period of the prior fiscal year.  The increase was mainly due to higher landfill amortization and depreciation expense which increased approximately $6.8 million.  This was primarily due to higher landfill volumes, in part related to new disposal facilities which became active in the third and fourth quarters of fiscal 2004.   Higher income from equity method investments of $0.4 million was more than offset by a dividend of $2.0 from GreenFiber in the nine months ended January 31, 2005.  Deferred income taxes increased $3.9 million from the prior year.  Depletion of landfill operating lease obligations increased $3.3 million from the prior year which was due to landfill operating lease contracts entered into in the third and fourth quarters of fiscal 2004.    Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $3.0 million from the prior year. Cash flows from accounts receivable increased by $3.0 million from the prior fiscal year due to higher revenues in the current fiscal year.  Cash flows related to accounts payable decreased by $5.0 million due to higher payables at April 30, 2004 related primarily to landfill projects and other capital items.  Changes in other assets and liabilities increased $4.8 million from the prior year which relates primarily to accrued interest of $1.0 million associated with higher interest rates and timings of credit facility borrowings, payroll accruals of $1.6 million and restricted cash which increased by $1.6 million less in the nine months ended January 31, 2005 versus the same period of the prior fiscal year.

Net cash used in investing activities was $77.5 million for the nine months ended January 31, 2005 compared to $79.7 million used in investing activities in the same period of the prior fiscal year.  The decrease in cash used in investing activities was due to lower acquisition activity by $25.4 million in the current year as well as higher proceeds from divestitures of $3.0 million and advances to unconsolidated entities of $7.1 million in the nine months ended January 31, 2004 which did not recur in the nine months ended January 31, 2005.  Offsetting this was increased capital expenditures of $18.7 million in the current fiscal year as well as increased payments on landfill operating lease contracts of $15.5 million related to landfill operating lease agreements entered into during the third and fourth quarters of fiscal 2004.

Net cash provided by financing activities was $14.8 million for the nine months ended January 31, 2005 compared to $27.6 million in the same period of the prior fiscal year.  The decrease in cash provided by financing activities is primarily due to lower net borrowings of $13.2 million for the nine months ended January 31, 2005.  Higher net borrowings for the nine months ended January 31, 2004 were utilized primarily to fund acquisition activity.

The Company generally meets liquidity needs from operating cash flow.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures.  It is the Company’s intention to continue to grow organically and through acquisitions.  The funds to do so are expected to be obtained from operations and the Company’s credit facility.  At January 31, 2005 at the Company’s existing covenant requirements, all of the funds available under that facility could have been drawn without breaching those covenants.

In addition, the Company has filed a universal shelf registration statement with the SEC which has not yet become effective.  Once declared effective by the SEC, the Company could from time to time issue securities thereunder in an amount of up to $250.0 million.  However, the Company’s ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore the Company may not be able to issue such securities on favorable terms, if at all.

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

The Company has historically grown and intends to continue to grow through acquisitions, and the Company has tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than the Company anticipates. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than the Company expects, or that the Company will fail to identify or fully appreciate an existing liability before the Company becomes legally responsible to address it. Some of the legal sanctions to which the Company could become subject could cause the Company to lose a needed permit, or prevent the Company from or delay the Company in obtaining or renewing permits to operate the Company’s facilities or harm the Company’s reputation.

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

The Company’s results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. The Company’s recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond the Company’s control.  Although the Company seeks to limit the Company’s exposure to fluctuating commodity prices through the use of hedging agreements and long-term supply contracts with customers, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in the Company’s period-to-period results of operations.

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

Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, and the Company’s subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds that financed Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to a certain percentage of the fair market value of the equity of the partners in Maine Energy. In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to the applicable percentage of such amount.  The obligation has been estimated by management at $9.7 million. Management believes the possibility of material loss in excess of this amount is remote. The Company’s estimate of the fair market value of Maine Energy may not prove to be accurate, and in the event the Company has underestimated the value of Maine Energy, the Company could be required to recognize unanticipated charges, in which case the Company’s operating results could be harmed.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In the nine months ended January 31, 2005, the Company used approximately 5.4 million gallons of diesel fuel in the Company’s solid waste operations. Although many of the Company’s customer contracts permit the Company to pass on some or all fuel increases to the Company’s customers, the Company may choose not to do so for competitive reasons.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of February 28, 2005, approximately 4.2% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At February 28, 2005, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on February 28, 2005, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.2% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The interest rate on $53.0 million of long term debt has been fixed through two interest rate swaps.  The Company had interest rate risk relating to approximately $113.0 million of long-term debt at January 31, 2005.  The interest rate on the variable rate portion of long-term debt was approximately 5.14% at January 31, 2005.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.3 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of January 31, 2005, to minimize the Company’s commodity exposure, the Company was party to twenty-five commodity hedging agreements. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating margin is estimated at $0.6 million for the quarter ended January 31, 2005, without considering our hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms: and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)             Changes in internal controls.  During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s NCES landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  An interlocutory appeal to the Supreme Court by NCES regarding a Superior Court judge’s denial of a motion to recuse herself was denied on November 18, 2004.  The parties have filed numerous motions before the trial court which remain pending.

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. On or about April 1999, the New York State Department of Labor (“DOL”) alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. On June 10, 2004 the Company filed a judicial challenge to the Commissioner’s decision, which was stayed for a 9-month period.  On March 4, 2005, because the DOL is still reviewing the records related to potential damages, the Company made a motion to extend the period for perfecting its appeal, or alternatively, to confirm that a withdrawal of its appeal would be without prejudice and without a waiver of the right to reinstate the appeal upon a final determination of alleged damages.  The Company will continue to explore settlement possibilities with the

State in lieu of a hearing on damages, which is not yet scheduled. Although a loss as a result of these claims is probable, the Company cannot estimate a range of probable losses at this time.  A charge incurred by the Company related to these claims will not have an immediate impact on operations but will be capitalized as part of the related landfill asset and amortized over the life of the landfill as tons are placed at the site.

On March 2, 2005, the Company was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking the Company’s transfer station permit for its 75-ton per day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed.  The DEP based its decision on certain alleged violations related to recordkeeping and site management over a 5-year period.  The Company intends to appeal the Order.  The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations.

The Company offers no prediction on the outcome of any of the proceedings to which it is subject. The Company is vigorously defending this lawsuit. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

Casella Waste Systems, Inc.

Date: March 11, 2005	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1

Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2

Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.