Form 10-K
period 2005-04-30
CASELLA WASTE SYSTEMS INC
filed 2005-06-28
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2004 was $294,440,791. The Company does not have any non-voting common stock outstanding.

There were 23,860,498 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of June 15, 2005.  There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of June 15, 2005.

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

PART I

ITEM 1. BUSINESS

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States.  We believe we are currently the number one or number two provider of solid waste collection services in 80% of the areas served by our collection divisions.  As of June 15, 2005, we owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 34 transfer stations, 38 recycling facilities, one waste-to-energy facility and a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

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

In December 1999, we acquired KTI, an integrated provider of waste processing services, for aggregate consideration of $340.0 million. KTI represented a unique opportunity to acquire disposal capacity and collection operations in our primary market area and in contiguous markets in eastern Massachusetts, as well as other businesses which fit within our operating strategy. Following our acquisition of KTI in December 1999 through 2002, we focused on the integration of KTI and the divestiture of non-core KTI assets.

From 2003 to date, we have focused on building our disposal capacity within our footprint, using our partnership model. We believe we have been successful, since we have added Hardwick and Southbridge in Massachusetts, Ontario in upper New York State and West Old Town in Maine, as well as expanded our annual permit limits and overall capacity at our other sites that we own or operate.  In fiscal year 2004 we were successful in securing an increase of our permitted volume capacity from 417 to 1,000 tons per day at our Hakes landfill facility.  At our Waste USA landfill facility, the annual permitted volume was amended in fiscal year 2005 to allow 370,000 tons per year, an increase of 130,000 tons from previously approved levels.  In fiscal year 2005, our Hyland landfill facility received a necessary local approval for the future expansion of an additional 38 acres, representing approximately 5.7 million tons of additional capacity (subject to receipt of permits).  The annual tons disposed in our landfills have increased from 1.4 million tons at the beginning of fiscal year 2003 to 2.5 million tons at the end of fiscal year 2005, and total permitted and permittable capacity has increased from 26.1 million tons to 81.7 million tons over the same time frame.  We have also closed on 22 tuck-in acquisitions during that time.  From May 1, 1994 through April 30, 2005, we have acquired 212 solid waste collection, transfer, recycling and disposal operations.

This objective of building disposal capacity is to increase our vertical integration within our footprint to optimize our control of the waste stream from collection through disposal thereby providing an economic benefit.  Internalization of waste refers to the amount of waste that our collection companies collect that is ultimately disposed of in one of our disposal facilities.  As a result of our success in building disposal capacity our internalization increased to 56.8% in fiscal year 2005 from 53.2% in fiscal year 2004.

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

Material Recycling Facilities.    Our material recycling facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR, we operate 19 MRFs in geographic areas not served by our collection divisions or disposal facilities and three in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing, tipping fees and commodity sales. These MRFs are large-scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within our core solid waste services market area has generally maintained primary responsibility for recycling efforts.

Disposal Facilities.    We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.    The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2003, 2004 and 2005, for landfills we operated during the years then ended:

	April 30, 2003			April 30, 2004			April 30, 2005
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of period	8,951	17,185	26,136	7,313	22,314	29,627	15,307	50,337	65,644
Acquisitions	607	422	1,029	9,609	28,353	37,962	—	—	—
New expansions pursued (3)	(183)	5,663	5,480	—	225	225		16,830	16,830
Permits granted (4)	—	—	—	97	—	97	11,453	(11,453)	—
Airspace consumed	(1,373)	—	(1,373)	(1,840)	—	(1,840)	(2,527)	—	(2,527)
Changes in engineering estimates	(689)	(956)	(1,645)	128	(555)	(427)	1,448	294	1,742
Balance, end of period	7,313	22,314	29,627	15,307	50,337	65,644	25,681	56,008	81,689

(1)           We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits may place a daily and/or annual limit on capacity.

(2)           Represents capacity which we have determined to be “permittable” in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received within the next two to five years; and (v) senior management has approved the project.

(3)           Does not include certain expansion capacity which we are seeking at our NCES landfill.  Since expansion capacity at our NCES landfill has been the subject of litigation, the capacity associated with the litigation, 1.1 million tons with an estimated useful life of 8.5 years, has been omitted.  The increase in fiscal year 2005 is primarily due to a determination of additional permittable airspace capacity at our Hyland, West Old Town and Waste USA landfills.

(4)           The increase in permitted airspace capacity is associated with permits granted at our Ontario, West Old Town and Waste USA landfill facilities.

NCES.    The North Country Environmental Services (“NCES”) landfill located in Bethlehem, New Hampshire serves the northern and central wastesheds of New Hampshire and certain contiguous Vermont and Maine wastesheds. Since the purchase of this landfill in 1994, we have experienced expansion opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional permittable capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In July 2000, we received approval for approximately 600,000 tons of additional capacity, which we expect to last into fiscal year 2008. In addition, although we received state approval for an additional use of approximately 1.1 million tons, outside the original 51 acres, our right to use that capacity has been limited by a ruling of the New Hampshire Supreme Court.

Waste USA.    The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds associated with the northern two-thirds of Vermont. The landfill is permitted to accept residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since our purchase of this landfill in 1995, we have expanded the capacity of this landfill which we expect to last through approximately fiscal year 2026.  In fiscal year 2005, the annual permit was increased from 240,000 to 370,000 tons.

Clinton County.    The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County pursuant to a 25-year lease which expires in 2021. The landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren and Washington Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes municipal solid waste, construction and demolition debris, and special waste which is approved by regulatory agencies. The facility is currently in the final stages of a multi-year landfill expansion permitting process which, if successful, would provide considerable additional volume beyond the current terms of the lease agreement. We have entered into extended agreements with the town and county applicable to this additional volume.

Pine Tree.    The Pine Tree landfill is located in Hampden, Maine. It is permitted to accept construction and demolition material, ash, front-end processing residues from the waste-to-energy facilities within the State of Maine and related sludges and special waste which is approved by regulatory agencies. In addition, it is permitted to accept municipal solid waste that is by-pass waste from the Maine Energy Recovery Company, Limited Partnership (“Maine Energy”) and Penobscot Energy Recovery Company (“PERC”) waste-to-energy facilities, as well as municipal solid waste that is in excess of the processing capacities of other waste-to-energy facilities within the State of Maine. We are currently developing our next expansion plan to seek approval for an additional 3.5 million cubic yards.

Hardwick.    The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, is permitted to accept construction and demolition material, municipal solid waste and certain difficult-to-manage wastes.  The facility currently is permitted to accept up to 400 tons per day of municipal solid waste with an annual permitted capacity of 82,800 tons of municipal solid waste.  The Hardwick landfill is located on an 18-acre property. In addition, we have options to purchase approximately 253 additional acres that are adjacent to the landfill. We estimate that at its current permit limits, the facility has approximately between 10 and 11 years of operating life.

West Old Town.    On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia-Pacific and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. Under the terms of the agreements, we provided to the State of Maine, and the State of Maine provided to Georgia-Pacific an initial cash payment of $26.0 million upon the issuance of an expansion permit for an additional 10 million cubic yards of commercial capacity at the landfill.  The permit was issued in April, 2004, subject to appeal.  The Pine Tree and West Old Town landfills represent two of the three commercial landfills serving principal wastesheds in the State of Maine.

Southbridge.    On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc (“Southbridge Recycling and Disposal”).  Southbridge Recycling and Disposal has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre construction and demolition recycling facility and a 52-acre landfill permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. The contract has a remaining term of 11 years and is renewable by us for four additional five-year terms or until the landfill has reached full capacity, whichever is greater. The landfill has currently permitted volume of approximately 4.4 million tons and is authorized to accept up to 180,960 tons per year, consisting of 156,000 tons of residual material and 24,960 tons of municipal solid waste.

Maine Energy Waste-to-Energy Facility.    We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Central Maine Power, an electric utility, and guarantees 100% of its electric generating capacity to CL Power Sales One, LLC. Our use of the facility is subject to permit conditions, some of which are opposed by local authorities. See “—Regulation.”

Templeton.    On June 5, 2003, we entered into a construction, operation and management agreement with the Town of Templeton, Massachusetts for the operation of the Templeton sanitary landfill. On February 19, 2004, voters at a special town meeting approved a town by-law banning out-of-town waste at the landfill and related by-laws.  Accordingly, we are seeking to discuss the agreement with officials from the town to determine the appropriate next steps.  The landfill permitting and construction process has been delayed indefinitely as a result of the town’s actions.

Hyland.    The Hyland landfill located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept all residential and commercial municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility is located on a 600-acre property, which represents considerable additional expansion capabilities. In 1999, as part of a long-term settlement with the Town of Angelica, we entered into an agreement requiring a permissive referendum to expand beyond a pre-agreed footprint. During the 2004 local elections, the town passed the required permissive referendum related to the future expansion of the site. This is the first step in securing a permit modification for an additional 38 acres, representing in excess of 5.7 million tons of additional capacity.

Ontario.    We have entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County Landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of a 387 acre landfill permitted to accept 624,000 tons per year of municipal solid waste. During fiscal 2005 we received a permit modification for an additional 3.9 million tons. Additional potential expansions amount to 7.0 million tons.

Hakes.    The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. We believe that the site has permittable capacity of over 3.9 million tons, based on existing regulatory requirements and local community support. We expect to apply for this expansion during the next 6 months and do not expect substantial opposition from the town. We have entered into a revised long-term host community agreement related to the expansion of the facility. In November 2003 we were successful in securing an increase of our permitted volume capacity from 417 to 1,000 tons per day.

In April 2005, the Company started operations at Worcester landfill, a closure project with approximately 0.8 million tons of available capacity.  We also have rights to remaining capacity at a residual landfill in Brockton, Massachusetts totaling approximately 122,000 tons as of April 30, 2005.  The Brockton landfill is expected to be closed in late summer of 2005.  The Worcester and Brockton landfills are not included in the above table of remaining landfill capacity.  In addition, we own and/or operated six unlined landfills which are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

We manage our solid waste operations on a geographic basis through four regions, which we have designated as the North Eastern, South Eastern, Central and Western regions and which each comprise a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations.

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

Through its 22 material recycling facilities, FCR services 28 anchor contracts, which are long-term commitments of five years or greater to guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 22 FCR facilities process recyclables collected from approximately 2.6 million households, representing a population of approximately 8.1 million people.

The following table provides information about each solid waste region and FCR (as of June 15, 2005 except revenue information, which is for the fiscal year ended April 30, 2005).

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Revenues (in millions)	$93.4	$89.2	$108.7	$92.7	$82.0
Solid waste collection operations	8	4	12	13	—
Transfer stations	4	5	14	10	1
Recycling facilities	7	2	5	2	22
Subtitle D landfills (2)	Hampden, ME West Old Town, ME	Hardwick, MA	Bethlehem, NH Coventry, VT Schuyler Falls, NY	Angelica, NY Ontario, NY	—

Other disposal facilities (1)	Biddeford, ME	Southbridge, MA	—	Campbell, NY	—

(1)           The disposal facility located in Biddeford, Maine is a waste-to-energy facility. The Southbridge, Massachusetts disposal facility is permitted to accept construction and demolition material and a limited amount of municipal solid waste. The disposal facility located in Campbell, New York is a landfill permitted to accept only construction and demolition materials.  In April 2005, the Company started operations at Worcester landfill, a closure project with approximately 1.2 million tons of available capacity.  We also have rights to the remaining air space capacity at a residual landfill located in Brockton, Massachusetts totaling approximately 122,000 tons as of April 30, 2005.  The Brockton landfill is expected to be closed in late summer of 2005.

(2)           On June 5, 2003, we entered into a construction, operation and management agreement with the Town of Templeton, Massachusetts for the operation of the Templeton sanitary landfill. On February 19, 2004, voters at a special town meeting approved a town by-law banning out-of-town waste at the landfill and related by-laws.  Accordingly, we are seeking to discuss the agreement with officials from the town to determine the appropriate next steps.  The landfill permitting and construction process has been delayed indefinitely as a result of the town’s actions.

North Eastern region.    The North Eastern region consists of wastesheds located in Maine. These wastesheds generally have been affected by the regional constraints on disposal capacity imposed by the public policies of New Hampshire, Maine and Massachusetts which have, over the past 10 years, either limited new landfill development or precluded development of additional capacity from existing landfills.  Consequently, the North Eastern region relies more heavily on non-landfill waste-to-energy disposal capacity than our other regions.  Maine Energy is one of four waste-to-energy facilities in the North Eastern region.

We entered the State of Maine in 1996 with our purchase of the assets comprising New England Waste Services of ME., Inc. in Hampden, Maine, which included the Pine Tree landfill.  Our acquisition of KTI in 1999 significantly improved our disposal capacity in this region as the acquisition included the Maine Energy waste-to-energy facility and provided an alternative internalization option for our solid waste assets in eastern Massachusetts.  In 2004, we obtained the right to operate the West Old Town landfill under a 30 year agreement with the State of Maine.  Our major competitor in the State of Maine is Waste Management, Inc., and we have several smaller local competitors.

South Eastern region.    We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. under court order following its acquisition of Browning Ferris Industries, Inc., and through the acquisition of smaller independent operators. In this region, we rely to a large extent on third party disposal capacity. We believe we have a greater opportunity to increase our internalization rates and operating efficiencies in the South Eastern region through our ownership of the Hardwick landfill, which is currently permitted to accept 400 tons per day of municipal solid waste, and through the Southbridge landfill which is annually permitted to accept 156,000 tons of residual material and 24,960 tons of municipal solid waste. Our primary competitors in eastern Massachusetts are Waste Management, Inc., Allied Waste Industries, Inc., and smaller independent operators.

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

The Central region has become our most mature operating platform, as we have operated in this region since our inception in 1975. We have achieved a high degree of vertical integration of the wastestream in this region, resulting in stable cash flow performance. In the Central region, we also have a market leadership position. Our primary competition in the Central region comes from Waste Management, Inc. and Allied Waste Industries, Inc. in the larger population centers (primarily southern New Hampshire and Eastern New York) and from smaller independent operators in the more rural areas. As our most mature region, we believe that future operating efficiencies will be driven primarily by improving our core operating efficiencies and providing enhanced customer service.

Western region.    The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown and Olean) and northern Pennsylvania (Wellsboro). We entered the Western region with our acquisition of Superior Disposal Services, Inc.’s business in 1997 and have consistently expanded in this region largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester and Albany.

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

Our primary competitors in the Western region are Waste Management, Inc. and Allied Waste Industries, Inc. in the larger urban areas and smaller independent operators in the more rural markets.

FCR Recycling.    FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 22 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long-term contracts. Eight of FCR’s facilities are leased, seven are owned and seven are under operating contracts. In fiscal year 2005, FCR processed and marketed approximately

1.1 million tons of recyclable materials. FCR’s facilities are principally located in key urban markets, including in Connecticut; North Carolina; New Jersey; Florida; Tennessee; Georgia; Michigan; New York; South Carolina; Massachusetts; Wisconsin; Maine; and Halifax, Canada.

A significant portion of the material provided to FCR is delivered pursuant to 28 anchor contracts, which are long-term contracts.  The anchor contracts generally have an original term of five to ten years and expire at various times between 2005 and 2028. The terms of each of the contracts vary, but all the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-fourth of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2005, 49% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2005, we were party to thirty-three commodity hedge contracts. These contracts expire between May 2005 and April 2008.

As part of our acquisition of KTI, we had acquired brokerage businesses which were focused on domestic and export markets. In September 2002, we transferred our export brokerage operations to employees who had been responsible for managing that business.  Effective April 1, 2004, the transfer of those export brokerage operations were reflected as a sale for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million. In June 2003, we transferred our domestic brokerage operations and a commercial recycling business to employees who managed those businesses. The brokerage businesses derived all of their revenues from the sale of recyclable materials, predominately old newspaper, old corrugated cardboard, mixed paper and office paper.  The brokers in the brokerage operation were required to identify both the buyer and the seller of the recyclable materials before committing to broker the transaction, thereby minimizing pricing risk, and were not permitted to enter into speculative trading of commodities.

During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (Data Destruction) for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations as part of the FCR Recycling region up until its sale.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2003, 2004 and 2005.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in US GreenFiber LLC (“GreenFiber”), a joint venture with Louisana-Pacific. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has eleven manufacturing facilities, located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Denver, Colorado; and Waco, Texas. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 62% of its raw material costs, and is a major purchaser of FCR Recycling fiber material produced at various facilities. GreenFiber, which we account for under the equity method, had revenues of $136.4 million for the twelve months ended April 30, 2005. For the same period, we recognized equity income from GreenFiber of $2.9 million.

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

The larger urban markets in which we compete are served by one or more of the large national solid waste companies that may be able to achieve greater economies of scale than us, including Waste Management, Inc. and Allied Waste Industries, Inc. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues and tax-exempt financing.

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

Marketing and Sales

We have a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. We market our services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. We also obtain new customers from referral sources and our general reputation. Leads are also developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

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

We market our commercial, industrial and municipal services through our sales representatives who visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon meeting certain incentive targets. We emphasize providing quality service and customer satisfaction, and believe that our focus on quality service will help retain existing and attract additional customers.

Employees

As of June 15, 2005, we employed approximately 2,600 people, including approximately 500 professionals or managers, sales, clerical, data processing or other administrative employees and approximately 2,100 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 117 of our employees are covered by collective bargaining agreements. We believe relations with our employees to be satisfactory.

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

Effective July 1, 1999, we established a captive insurance company, Casella Insurance Company, through which we are self-insured for worker’s compensation and, effective May 1, 2000, automobile coverage. Our maximum exposure in fiscal 2005 under the worker’s compensation plan is $750,000 per individual event with a $1,000,000 aggregate limit, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750,000 per individual event with a $3,000,000 aggregate limit, after which reinsurance takes effect.

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

Raw Materials

Maine Energy received approximately 24% of its solid waste in fiscal year 2005 from 19 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

In fiscal year 2005, FCR received approximately 49% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The primary raw material for our insulation joint venture is newspaper. In fiscal year 2005, GreenFiber received approximately 15% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

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

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs to bring our operations into compliance, although there can be no assurance in this regard in the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

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

Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular facility. However, it is uncertain how that precedent will be applied in different circumstances. For example, in 2002, the U.S. Supreme Court decided not to hear an appeal of a federal Appeals Court decision that held that the flow control ordinances directing waste to a publicly owned facility are not per se unconstitutional and should be analyzed under a standard that is less stringent than if waste had been directed to a private facility. The less stringent standard was applied to the facts of that case by the U.S. District Court, which ruled in March 2005 in a favor of upholding the flow control regulations in Oneida and Herkimer Counties in New York.  The ruling was again appealed to the federal Appeals Court, which is expected to uphold the ruling.  Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we may elect not to challenge such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

With regard to the odor control system at our waste-to-energy facility in Biddeford, Maine involving the redirection of our air emissions through scrubbers and scrubber vents, we applied to the City of Biddeford for approval of an increase in the height of our scrubber vents and a change in our odor control chemicals.  The vent height increase needed approval by both the Planning Board and the Zoning Board of Appeals (“ZBA”). The City Council opposed our proposal and it was denied by the Biddeford Zoning Board of Appeals. We appealed the ZBA denial to York County Superior Court.  By order of the Court dated June 2, 2005, the parties are scheduled to report to the Court by December 1, 2005 whether to seek a further continuance in light of ongoing settlement negotiations or to set a date for oral argument.  The Biddeford Planning Board approved our request to test alternative odor control chemicals as part of the control system during the summer of 2002 but postponed any approval of the vent height increase. The test of odor control chemicals showed that none of the three chemicals tested is more effective than water. Based on the test results, we withdrew our request to test alternative odor control for the chemicals. Based on the opposition of the City Council to the vent height increase, we also withdrew that portion of our planning board application.  Notwithstanding our withdrawal of that application, the Planning Board voted to conditionally approve Maine Energy’s use of alternative odor control chemicals and to require Maine Energy to evaluate certain other control technologies. Based on the absence of an application before the Planning Board, Maine Energy is disputing the jurisdiction of the Planning Board to issue an approval and has appealed that decision to the Zoning Board of Appeals. A hearing was scheduled before the ZBA in June 2004. The parties have agreed to postpone the ZBA hearing indefinitely. Since we are not able to increase our vent heights, there is no assurance that our state-approved odor control system will operate optimally to control odors, or if it does not, that our operations would not be significantly curtailed, which could have a material adverse effect on our business, financial condition and results of operations.

Based on the results of the testing that we performed to evaluate the effectiveness of Maine Energy’s odor control system, the City of Biddeford alleged to DEP in October 2002 that emissions of volatile organic compounds (“VOCs”) from the odor control system exceeded DEP air license limits. In cooperation with DEP, Maine Energy agreed to voluntarily perform several rounds of testing to quantify and speciate emissions of VOCs from the scrubber stacks, using appropriate analytical methods. As a result, we may be subject to enforcement action by DEP and we may incur additional material costs to comply with applicable control technology requirements. On December 3, 2003, the City of Biddeford sued Maine Energy in federal court under federal and state law alleging that we are emitting VOCs without appropriate permits or appropriate control technology and that we constitute a public nuisance. The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees. On June 2, 2004, the complaint was dismissed without prejudice while settlement negotiations take place.  On or about May 25, 2004 Maine Energy received a revised 60-day Notice of Intent to Sue Under the Clean Air Act from the Cities of Biddeford and Saco.  The Cities’ Notice states that they intend to refile suit under the Clean Air Act, based on the alleged violations identified by their Notice, in the event that the ongoing settlement negotiations do not resolve the claims.

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

On March 2, 2005, our subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed.  The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five year period.  On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”).  The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations.  On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005.  On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers.  CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005.  On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties.

On March 10, 2005, the Zoning Enforcement Officer for the Town of Hardwick, Massachusetts rendered an opinion that more than half of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals.  A decision is expected by mid-July 2005.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area.

Executive Officers and Other Key Employees of the Company

Our executive officers and other key employees and their respective ages as of June 15, 2005 are as follows:

Name	Age	Position

Executive Officers

John W. Casella	54	Chairman, Chief Executive Officer and Secretary
James W. Bohlig	58	President and Chief Operating Officer, Director
Richard A. Norris	61	Senior Vice President, Chief Financial Officer and Treasurer
Charles E. Leonard	50	Senior Vice President, Solid Waste Operations

Other Key Employees

Michael J. Brennan	47	Vice President and General Counsel
Timothy A. Cretney	41	Regional Vice President
Christopher M. DesRoches	47	Vice President, Selection and Training
Sean P. Duffy	45	Regional Vice President
Joseph S. Fusco	41	Vice President, Communications
William Hanley	51	Vice President, Sales and Marketing
Brian G. Oliver	43	Regional Vice President
Alan N. Sabino	45	Regional Vice President
Gary R. Simmons	55	Vice President, Fleet Management
Michael J. Wall	45	Regional Vice President

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

Timothy A. Cretney has served as our Western Regional Vice President since May 2002. From January 1997 to May 2002 he served as Regional Controller for our Western region. From August 1995 to January 1997, Mr. Cretney was Treasurer and Vice President of Superior Disposal Services, Inc., a waste services company which we acquired in January 1997. From 1992 to 1995, he was General Manager of the Binghamton, New York office of Laidlaw Waste Systems, Inc. and from 1989 to 1992 he was Central New York Controller of Laidlaw Waste Systems. Mr. Cretney holds a B.A. in Accounting from State University of New York College at Brockport.

Christopher M. DesRoches has served as our Vice President, Selection and Training since June 1, 2005.  From November 1996 to June 2005, Mr. DesRoches served as our Vice President, Sales and Marketing.  From January 1989 to November 1996, he was a regional vice president of sales for Waste Management, Inc. Mr. DesRoches is a graduate of Arizona State University.

Sean P. Duffy has served as our FCR Regional Vice President since December 1999. Since December 1999, Mr. Duffy has also served as Vice President of FCR, Inc., which he co-founded in 1983 and which became a wholly-owned subsidiary of ours in December 1999. From May 1983 to December 1999, Mr. Duffy served in various capacities at FCR, including, most recently, as President. From May 1998 to May 2001, Mr. Duffy also served as President of FCR Plastics, Inc., a subsidiary of FCR, Inc.

Joseph S. Fusco has served as our Vice President, Communications since January 1995. From January 1991 through January 1995, Mr. Fusco was self-employed as a corporate and political communications consultant. Mr. Fusco is a graduate of the State University of New York at Albany.

William Hanley has served as our Vice-President, Sales and Marketing since June 1, 2005. From 2001 until 2005, Mr. Hanley served as Vice-President, General Sales Manager of Waste Industries, USA. From 1994-2001, he held various sales management positions for Waste Management, Inc and predecessor companies. Mr. Hanley is a graduate of Clarion State University with a Bachelor of Science in Business Administration.

Larry B. Lackey has served as our Vice President, Permits, Compliance and Engineering since 1995. From 1993 to 1995, Mr. Lackey served as our Manager of Permits, Compliance and Engineering. From 1984 to 1993, Mr. Lackey was an Associate Engineer for Dufresne-Henry, Inc., an engineering consulting firm. Mr. Lackey is a graduate of Vermont Technical College.

Brian G. Oliver has served as our North Eastern Regional Vice President since June 2004. From April 1998 to June 2004 he served as our Eastern Regional Controller. From June 1996 to April 1998, Mr. Oliver served as Division Controller of two Vermont operations. Mr. Oliver holds a Bachelor of Science in Business Administration from Bryant College and also holds a Masters degree from St. Michael’s College.

Alan N. Sabino has served as our Central Regional Vice President since July 1996. From 1995 to July 1996, Mr. Sabino served as a Division President for Waste Management, Inc. From 1985 to 1994, he served as Region Operations Manager for Chambers Development Company, Inc., a waste management company. Mr. Sabino is a graduate of Pennsylvania State University.

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

Available Information

Our Internet website is http://www.casella.com. We make available, through our website free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our website at the same time that they become available on the Securities and Exchange Commission’s website.

ITEM 2. PROPERTIES

At June 15, 2005, we owned and/or operated eight subtitle D landfills, two landfills permitted to accept construction and demolition materials, 34 transfer stations, 24 of which are owned, five of which are leased and five of which are under operating contract, 37 solid waste collection facilities, 25 of which are owned and 12 of which are leased, 38 recyclable processing facilities, 16 of which are owned, 14 of which are leased and eight of which are under operating contracts, one waste-to-energy facility, and utilized ten corporate office and other administrative facilities, four of which are owned and six of which are leased.

ITEM 3. LEGAL PROCEEDINGS

During the period of November 21, 1996 to October 9, 1997, we performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. In April 1999, the New York State Department of Labor (“DOL”) alleged that we should have paid prevailing wages in connection with the labor associated with such activities. We have disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. On June 10, 2004 we filed a judicial challenge to the Commissioner’s decision, which was stayed for a nine-month period.  On April 15, 2005, we reached a settlement with the DOL whereby we agreed to pay back wages in the amount of $0.5 million, interest in the amount of $0.2 million, and a civil penalty in the amount of $0.03 million.  We also withdrew our appeal of the Commissioner’s findings.

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the our NCES landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, we filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to our petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  An interlocutory appeal to the Supreme Court by NCES regarding a Superior Court judge’s denial of a motion to recuse herself was denied on November 18, 2004.  The parties have filed numerous motions for summary judgment before the trial court.  On April 19, 2005, the Superior Court judge granted NCES’ partial motion for summary judgment, ruling that the

1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that the state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation.  A remand trial will be scheduled for the remaining issues not resolved by summary judgment (whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community).

On or about November 7, 2001, our subsidiary New England Waste Services of ME, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, we have cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether the plaintiffs are barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiffs in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of ME, Inc. was a defendant. On or about February 12, 2003, plaintiffs filed an appeal. On September 24, 2004, the Massachusetts State Appeals court reversed the Superior Court and reinstated the dismissed cases.  On May 20, 2005, plaintiff proposed to dismiss without prejudice the two actions in which New England Waste Services of ME, Inc. is a defendant.  We believe that we have meritorious defenses to these claims.

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

On or about September 17, 2003, we were served with a complaint filed in the Superior Court of Delaware. The complaint alleges that Manner Resins, Inc., our wholly-owned subsidiary, was a party to a lease agreement where it was a tenant and the plaintiff was the landlord. The complaint further alleges that KTI, Inc., our wholly-owned subsidiary, guaranteed the tenant’s obligations under the lease. The landlord alleges that the tenant is in default of the lease in that it constructed improvements without consent, damaged certain structures and failed to make certain payments. Plaintiff’s demand for damages is $0.9 million. We filed a summary judgment motion to dismiss Manner Resins, Inc. in that it was incorrectly named as a party since the tenant is a company now known as First State Recycling, Inc. (“First State”), which we sold on August 11, 2000.  On June 3, 2005, the Court granted our motion for summary judgment effectively dismissing Manner Resins, Inc.  While KTI, Inc. remains in the litigation, the buyer of First State has agreed to indemnify and defend us from any liability that KTI, Inc. might have in the litigation.   We believe that we have meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court for the District of Maine.  The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology.  In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance.  The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents.  The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees.  The court allowed the City’s requests to amend its complaint to assert (1) an additional CAA claim that Maine Energy filed with the Maine DEP a compliance certification for calendar year 2002 which failed to disclose required information concerning VOC emissions, and (2) an additional claim that the installation of the odor control system constituted a major modification under the Maine DEP air rules, which required Maine Energy to obtain emission offsets and to apply the most stringent level of emission control known as the Lowest Available Emission Rate or LAER.  This latter amendment sought additional relief in the form of an order requiring that Maine Energy obtain emission offsets and apply LAER to emissions from its tipping and processing operations.  On June 2, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place.  On or about May 25, 2004, Maine Energy received a revised 60-Day Notice of Intent to Sue Under the CAA from the Cities of Biddeford and Saco.  The Notice states that the Cities intend to refile suit under the CAA in the event that the ongoing settlement negotiations do not resolve the claims.  On or about July 22, 2004 and March 28, 2005, Maine Energy received from the United States Environmental Protection Agency (“EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA.  Maine Energy intends to fully cooperate with the EPA in connection with these requests for information pertaining to VOC emissions issues.

On March 2, 2005, our subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed.  The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period.  On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”).  The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations.  On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005.  On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers.  CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005.  On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties.

On March 10, 2005, the Zoning Enforcement Officer for the Town of Hardwick, Massachusetts rendered an opinion that more than half of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals.  A decision is expected by mid-July 2005.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area.

On March 14, 2005, we and our subsidiary New England Waste Services of ME, Inc. (“NEWSME”) were served with a complaint filed by the Environmental Exchange in the State of Maine Superior Court alleging restraint of trade, and conspiracy to monopolize trade.  The plaintiff claims that our ownership of NEWSME, which in turn owns the New England Organics line of business and the Pine Tree Landfill, allegedly enabled NEWSME to obtain favorable tipping fees at Pine Tree Landfill thereby excluding the plaintiff from competitively bidding on a contract with Indeck Maine Energy LLC to haul and dispose of fly ash.  Plaintiff alleges that we and NEWSME lessened competition and monopolized trade.  On April 4, 2005, we and NEWSME filed a motion to dismiss.   We believe that we have meritorious defenses to these claims.

On May 25, 2005, we were served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to their investigation of whether we and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly.  The summons seeks the production of documents related to our operations in the State of Maine.  We believe that we have meritorious defenses to any such claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq National Market under the symbol “CWST”. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq National Market.

Period	High	Low

Fiscal Year Ending April 30, 2004
First quarter	$12.45	$7.80
Second quarter	$14.42	$10.68
Third quarter	$15.00	$11.90
Fourth quarter	$15.70	$12.52

Fiscal Year Ending April 30, 2005
First quarter	$15.50	$11.90
Second quarter	$12.65	$10.80
Third quarter	$15.27	$11.97
Fourth quarter	$15.30	$11.47

On June 15, 2005, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq National Market were $11.92 and $11.50, respectively. As of June 15, 2005 there were approximately 519 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, it has been assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on its common stock in the foreseeable future. Our credit facility restricts the payment of dividends on common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2003, 2004 and 2005, and the consolidated balance sheets as of April 30, 2004 and 2005 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2001 and 2002, and the consolidated balance sheet data as of April 30, 2001, 2002 and 2003 are derived from the previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	(in thousands, except per share data)
	2001 (1) (4)	2002(1) (4)	2003 (1) (4)	2004 (1) (4)	2005
Statement of Operations Data:
Revenues	$479,026	$420,067	$419,518	$437,961	$481,964
Cost of operations	320,521	275,961	277,579	285,828	310,921
General and administration	63,848	54,167	55,432	58,167	63,678
Depreciation and amortization	53,352	50,621	47,879	59,596	65,637
Impairment charge	79,687	—	4,864	1,663	—
Restructuring charge	4,151	(438)	—	—	—
Legal settlements	4,209	—	—	—	—
Other miscellanseous charges	1,604	—	—	—	—
Deferred costs	—	—	—	—	295
Operating income (loss)	(48,346)	39,756	33,764	32,707	41,433
Interest expense, net	38,423	30,355	26,036	25,249	29,391
Other (income)/expense, net	27,358	(6,535)	(175)	3,688	(894)
Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(114,127)	15,936	7,903	3,770	12,936
Provision (benefit) for income taxes	(20,511)	5,140	3,825	(1,622)	5,725
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(93,616)	10,796	4,078	5,392	7,211
Income (loss) from discontinued operations, net	(4,072)	(109)	(20)	(10)	140
Estimated loss on disposal of discontinued operations, net	(2,657)	(4,096)	—	—	(82)
Reclassification from discontinued operations, net	(1,190)	1,140	50	—	—
Cumulative effect of change in accounting principle, net	—	(250)	(63,916)	2,723	—
Net income (loss)	$(101,535)	$7,481	$(59,808)	$8,105	$7,269
Preferred stock dividend	1,970	3,010	3,094	3,252	3,338
Net income (loss) available to common stockholders	$(103,505)	$4,471	$(62,902)	$4,853	$3,931
Basic net (loss) income per common share	$(4.46)	$0.19	$(2.65)	$0.20	$0.16
Basic weighted average common shares outstanding (2)	23,189	23,496	23,716	24,002	24,679
Diluted net (loss) income per common share	$(4.46)	$0.19	$(2.63)	$0.20	$0.16
Diluted weighted average common shares outstanding (2)	23,189	24,169	23,904	24,445	25,193

	Fiscal Year Ended April 30,
	(in thousands)
	2001 (1) (4)	2002(1) (4)	2003 (1) (4)	2004 (1) (4)	2005
Other Operating Data:
Capital expenditures	$(61,518)	$(37,674)	$(41,925)	$(58,335)	$(80,064)

Other Data:
Cash flows provided by operating activities	$63,261	$67,687	$66,952	$69,898	$83,034
Cash flows used in investing activities	$(55,565)	$(9,533)	$(63,208)	$(123,658)	$(103,755)
Cash flows provided by (used in) financing activities	$18,765	$(70,065)	$7,610	$46,115	$21,292

Balance Sheet Data:
Cash and cash equivalents	$22,001	$4,298	$15,652	$8,007	$8,578
Working capital (deficit), net (3)	$25,168	$(11,795)	$(11,591)	$(25,875)	$(31,949)
Property, plant and equipment, net	$290,537	$287,206	$302,328	$372,038	$412,753
Goodwill	$225,969	$219,730	$159,682	$157,230	$157,492
Total assets	$686,293	$621,611	$602,641	$676,277	$712,454
Long-term debt, less current maturities	$350,511	$277,545	$302,389	$349,163	$378,436
Redeemable preferred stock	$57,720	$60,730	$63,824	$67,076	$67,964
Total stockholders' equity	$172,951	$176,796	$119,152	$130,055	$138,782

(1)           We have revised our consolidated statements of operations to reflect the discontinuation of operations during fiscal years ended April 30, 2001 through 2005.  We have also revised our consolidated statements of cash flows and consolidated balance sheets to reflect the discontinuation of certain operations during fiscal year 2000. In the fourth quarter of fiscal 2003, we entered into negotiations with former employees for the transfer of our domestic brokerage operations and a commercial recycling business and in June 2003, we completed the transaction. The commercial recycling business had been accounted for as a discontinued operation since fiscal year 2001. Due to the nature of the transaction, we could not retain discontinued accounting treatment for this operation. Therefore the commercial recycling operating results have been reclassified from discontinued to continuing operations for fiscal years ended April 30, 2001, 2002 and 2003. In connection with the discontinued accounting treatment in fiscal year 2001, estimated future losses from the operations were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual loss from operations in fiscal years ended April 30, 2001, 2002 and 2003.

We divested the assets of Data Destruction Services, Inc. (“Data Destruction”) during the quarter ended October 31, 2004. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal years ended April 30, 2000, 2001, 2002, 2003 and 2004.  See Note 17 of the Notes to Consolidated Financial Statements.

(2)                                  Computed on the basis described in Note 1(n) of Notes to Consolidated Financial Statements.

(3)                                  Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

(4)                                 Certain reclassifications have been made to the prior period financial statements to conform to the fiscal year 2005 presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information, included elsewhere in this Form10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Casella Waste Systems, Inc., together with its subsidiaries, is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of June 15, 2005, we owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 37 solid waste collection operations, 34 transfer stations, 38 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

In December 1999, we acquired KTI, an integrated provider of waste processing services, for aggregate consideration of $340.0 million. KTI represented a unique opportunity to acquire disposal capacity and collection operations in our primary market area and in contiguous markets in eastern Massachusetts, as well as other businesses which fit within our operating strategy. Following our acquisition of KTI in December 1999 through 2002, we focused on the integration of KTI and the divestiture of non-core KTI assets.

From 2003 to date, we have focused on building our disposal capacity within our footprint, using our partnership model. We believe we have been successful, since we have added Hardwick and Southbridge in Massachusetts, Ontario in upper New York State and West Old Town in Maine, as well as expanded our annual permit limits and overall capacity at our other sites that we own or operate.  In fiscal year 2004 we were successful in securing an increase of our permitted volume capacity from 417 to 1,000 tons per day at our Hakes landfill facility.  At our Waste USA landfill facility, the annual permitted volume was amended in fiscal year 2005 to allow 370,000 tons per year, an increase of 130,000 tons from previously approved levels.  In fiscal year 2005, our Hyland landfill facility received a necessary local approval for the future expansion of an additional 38 acres, representing approximately 5.7 million tons of additional capacity (subject to receipt of permits).  The annual tons disposed in our landfills have increased from 1.4 million tons at the beginning of fiscal year 2003 to 2.5 million tons at the end of fiscal year 2005, and total permitted and permittable capacity has increased from 26.1 tons to 81.7 million tons at over the same time frame.  We have also closed on 22 tuck-in acquisitions during that time, but these have been largely opportunistic. From May 1, 1994 through April 30, 2005, we have acquired 212 solid waste collection, transfer, recycling and disposal operations.

This objective of building disposal capacity is to increase our vertical integration within our footprint to optimize our control of the waste stream from collection through disposal thereby providing an economic benefit.  Internalization of waste refers to the amount of waste that our collection companies collect that is ultimately disposed of in one of our disposal facilities.  As a result of our success in building disposal capacity our internalization increased to 56.8% in fiscal year 2005 from 53.2% in fiscal year 2004.

Our revenues increased from $438.0 million for the fiscal year ended April 30, 2004 to $482.0 million for the fiscal year ended April 30, 2005.  From May 1, 2002 through April 30, 2005, we acquired 29 solid waste collection, transfer, disposal and recycling operations.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of our historical results of operations.  Effective September 30, 2002, we transferred our export brokerage operations to former employees who had been responsible for managing that business.  The domestic brokerage operations, and a recycling business, constituting the remainder of our brokerage revenues, were transferred effective June 30, 2003 to the employees of that unit.  Due to the structure of these transactions, the transfers were not initially recorded as a sale.  Effective April 1, 2004, we completed the sale of the export brokerage operations for total consideration of approximately $5.0 million.  The gain on the sale amounted to approximately $1.1 million.  For the fiscal years ended April 30, 2004 and 2003, the transferred brokerage and recycling businesses accounted for $3.3 million and $35.7 million, respectively, of our revenues.

During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (Data Destruction) for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The transaction required discontinued operations treatment under

SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2003, 2004 and 2005.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Consolidated Financial Statements contained elsewhere in this Form 10-K.

Landfill Accounting — Capitalized Costs and Amortization

We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs.  Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs.  Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use.  The interest capitalization rate is based on the Company’s weighted average cost of indebtedness.  Interest capitalized for the years ended April 30, 2003, 2004 and 2005 was $719, $356 and $492, respectively.  Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and the operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment charge could have a material adverse effect on our financial condition and results of operations.

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to income based on tonnage placed into each site.  Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and permittable capacity. In determining estimated future landfill permitting, acquisition, construction and preparation costs, we consider the landfill costs associated with permitted and permittable airspace. To be considered permittable, airspace must meet all of the following criteria:

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

Units-of-consumption amortization rates are determined annually for each of our operating landfills. The rates are based on estimates provided by our engineers and accounting personnel and consider the information provided by airspace surveys, which are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations.  Our estimate of future landfill permitting, acquisition, construction and preparation costs as of April 30, 2005 increased to $363.3 million, compared to $299.6 million as of April 30, 2004 and $149.1 million as of April 30, 2003.  The increase in estimated costs in fiscal 2005 is primarily as a result of additional permitted and permittable airspace from our newly acquired landfill and landfill operating contracts, which increased airspace to 81.7 million tons as of April 30, 2005 as compared to 65.6 million tons as of April 30, 2004 and 29.6 million tons as of April 30, 2003.  Landfill amortization expense for the years ended April 30, 2005, 2004 and 2003 was $27.6 million, $22.7 million and $13.3 million, respectively.  The increase in fiscal year 2005, compared to fiscal year 2004, was primarily attributable to increased landfill volumes in part resulting from our new landfill operating contracts, which became active in the third and fourth quarter of fiscal year 2004.  Higher landfill amortization expense in fiscal year 2004, compared to fiscal year 2003 was due to volume increases, the effect of newly acquired landfill operations, and as a result of adopting SFAS No. 143.

Landfill Accounting — Capping, Closure and Post-Closure Costs

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

Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes.  We estimate, based on input from our engineers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis.  Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.

Our estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars.  These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.6% was used in both fiscal year 2004 and 2005).  Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (7.6% to 9.5%).  Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability.  Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.  Accretion expense amounted to $1.9 million and $2.2 million in fiscal years 2004 and 2005, respectively.

Our estimate of future capping, closure and post-closure costs was $157.6 million as of April 30, 2005, compared to $148.7 million as of April 30, 2004 and $82.4 million as of April 30, 2003.  The increase in estimated costs in fiscal 2005 is primarily as a result of additional permitted and permittable airspace from our newly acquired landfill operating contracts, which also increased airspace to 81.7 million tons as of April 30, 2005 compared to 65.6 million tons as of April 30, 2004 and 29.6 million tons as of April 30, 2003.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site.  With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for capping, closure and post-closure of our landfills. The changes to accrued capping, closure and post-closure liabilities are as follows (in thousands):

	Fiscal Year Ended April 30,
	2003	2004	2005

Beginning balance, May 1	$24,772	$25,949	$25,223
Cumulative effect of change in accounting principle (1)	—	(7,855)	—
Capping, closure, and post-closure liability, adjusted	24,772	18,094	25,223
Obligations incurred	8,400	4,556	4,774
Revisions in estimates	—	(1,371)	(2,795)
Accretion expense	—	1,871	2,201
Payments (2)	(9,164)	(2,707)	(6,068)
Acquisitions and other adjustments (3)	1,941	4,780	3,293

Balance, April 30	$25,949	$25,223	$26,628

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

(2)           Spending levels were higher in fiscal year 2003 mainly due to closure activities at our Woburn, Massachusetts and Pine Tree, Maine landfills.  Spending levels increased in fiscal year 2005 mainly due to closure activities at our Southbridge, Massachusetts landfill.

(3)           In fiscal year 2003, we recorded closure and post-closure accruals relating to the Hardwick landfill acquisition.  The increase in fiscal 2005 is as a result of capping, closure and post-closure accruals relating to the acquisition of the Southbridge, Massachusetts landfill operating contract.

We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to our consolidated financial statements.  The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period.  Based on our permitted and permittable airspace at April 30, 2005, we expect to make payments relative to capping, closure and post-closure activities from fiscal year 2006 through fiscal year 2093.

Asset Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable.  We evaluate possible impairment by comparing estimated discounted future cash flows to determine with the net book value of long-term assets including amortizable intangible assets.  If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment.  An impairment loss is then recorded equal to the amount by which the carrying amount of the assets exceeds their fair value.  Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Upon adoption of SFAS No. 142 we have eliminated the amortization of goodwill and annually assess goodwill impairment at each fiscal year end by applying a fair value based test.  We evaluate goodwill for impairment based on fair value of each operating segment.  We estimate fair value based on net future cash flows discounted using an estimated weighted average cost of capital.  We recognize an impairment if the net book value exceeds the fair value of the discounted future cash flows.

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

General

Revenues

Our revenues in our North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of our residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations.  The majority of our disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  FCR revenues included revenues from commercial brokerage and recycling operations through June 30, 2003 and revenues from the export brokerage business through September 2002, when those operations were sold.

Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, we recognize half of the joint venture’s net income on the equity method in our results of operations.  Also, in the “Other” segment, we have ancillary revenues including major customer accounts and earnings from equity method investees.

Our revenues are shown net of inter-company eliminations.  We typically establish our inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of our revenues attributable to services provided.  For the fiscal years ended April 30, 2004 and 2003, the percentages of revenues shown below reflect revenues from the domestic brokerage and recycling operations through June 30, 2003 and revenues from the export brokerage business through September 2002.  The export business was transferred to the employees of that unit in September 2002 and our domestic brokerage operations, constituting the remainder of our brokerage revenues, was transferred effective June 30, 2003 to the employees of that unit.  Net of brokerage revenues, collection revenues as a percentage of total revenue in fiscal years ended April 30, 2005 and 2004 were lower compared to prior year respective periods, despite an increase in the absolute dollar amounts, mainly because of the large increase in recycling revenue dollars.  Landfill/disposal revenues as a percentage of total revenues, net of brokerage revenues, increased in the fiscal years ended April 30, 2005 and 2004 compared to prior year respective periods due to the incremental volumes associated with recently acquired landfill facilities.  Recycling revenues increased over the three year period as a percentage of total revenues mainly due to higher commodity prices and volumes.  The decrease in brokerage revenues as a percentage of revenues is due to the transfer of the export and domestic brokerage businesses to employees of those units.

	Fiscal Year Ended April 30,
	2003 (1)	2004 (1)	2005

Collection	49.8%	51.8%	49.4%
Landfill/disposal facilities	14.3	15.9	16.6
Transfer	8.4	8.9	8.7
Recycling	18.7	22.7	25.3
Brokerage	8.8	0.7	0.0

Total revenues	100.0%	100.0%	100.0%

(1) We revised percentages of total revenues for fiscal years ended April 30, 2003 and 2004 to conform with our classification of revenues attributable to services provided in the fiscal year ended April 30, 2005.

Operating Expenses

Cost of operations includes labor, tipping fees paid to third-party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker’s compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties.  Cost of operations also includes accretion expense related to landfill capping, closure and post closure, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, except for accretion expense, we amortize landfill retirement assets through a charge to cost of operations using a straight-line rate per ton as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  We depreciate all fixed and intangible assets, other than goodwill, to a zero net book value, and do not apply a salvage value to any fixed assets.

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

	Fiscal Year Ended April 30,
	2003	2004	2005

Revenues	100.0%	100.0%	100.0%
Cost of operations	66.1	65.3	64.5
General and administration	13.2	13.2	13.2
Depreciation and amortization	11.4	13.6	13.6
Impairment charge	1.2	0.4	—
Deferred costs	—	—	0.1

Operating income	8.1	7.5	8.6
Interest expense, net	6.2	5.8	6.1
Income from equity method investments	(0.5)	(0.5)	(0.6)
Loss on debt extinguishment	0.9	—	0.4
Other expense/(income), net and minority interest	(0.4)	1.4	0.1
Provision (benefit) for income taxes	0.9	(0.4)	1.1

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1.0%	1.2%	1.5%

Fiscal Year 2005 versus Fiscal Year 2004

Revenues.  Revenues increased $44.0 million, or 10.0%, to $482.0 million in fiscal year 2005 from $438.0 million in fiscal year 2004.  Revenues from the rollover effect of acquired businesses accounted for $23.7 million of the increase, primarily due to new disposal facilities in the Western and South Eastern regions (the Ontario and Southbridge landfills), as well as a new recycling facility in the South Eastern region, all of which became active in the third and fourth quarters of fiscal 2004, partially offset by the loss of revenues from the divestiture of the domestic brokerage business amounting to $3.3 million.  The revenue increase is also attributable to an increase in solid waste revenues of $14.5 million, due primarily to higher hauling and transfer volumes in the Central region, higher composting volumes in the North Eastern region and higher commodity prices which resulted in an increase in recycling revenues of $9.1 million.

Cost of operations.  Cost of operations increased $25.1 million, or 8.8%, to $310.9 million in fiscal year 2005 from $285.8 million in fiscal year 2004.  Cost of operations as a percentage of revenues decreased to 64.5% for the fiscal year 2005, from 65.3% in the prior year primarily due to the effect of lower disposal costs as a percentage of revenue from the impact of the activation of new disposal capacity.  The dollar increase in cost of operations expense for fiscal year 2005 is primarily due to the effect of higher levels of operating activity and acquired businesses, higher cost of commodity purchases due to higher prices, higher transportation costs as well as higher fuel costs.

General and administration.  General and administration expenses increased $5.5 million, or 9.5%, to $63.7 million in fiscal year 2005 from $58.2 million in fiscal year 2004.  General and administration expenses as a percentage of revenues remained unchanged in fiscal year 2005 compared to fiscal year 2004.  The dollar increase in general and administration expense was due to higher bonus accruals, communications and training costs as well as expenses related to compliance with the Sarbanes Oxley Act.

Depreciation and amortization.  Depreciation and amortization expense increased $6.0 million, or 10.1% to $65.6 million in fiscal year 2005 from $59.6 million in fiscal year 2004.  While depreciation expense increased by $1.2 million between periods, landfill amortization expense increased by $4.8 million which was primarily due to higher volumes, in part related to new disposal facilities which became active in the third and fourth quarters of fiscal year 2004.  Depreciation and amortization expense as a percentage of revenues remained unchanged in fiscal year 2005 compared to fiscal year 2004.

Impairment charge.  In the fourth quarter of fiscal 2004 we recorded an impairment charge of $1.7 million consisting of a $0.4 million write-down of our investment in Resource Optimization Technology (“ROT”), a compost facility, which we transferred at no cost to a third party in February 2005; a charge of $0.9 million relating to the sale of buildings and land at our former recycling facility in Mechanics Falls, Maine; and a charge of $0.4 million related to the discontinuation of an effort to develop a new landfill project in Rockingham, VT.

Deferred costs.  A charge of $0.3 million was recorded in fiscal 2005 to reflect the write-off of deferred development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania.

Operating income.  Operating income increased $8.7 million, or 26.6%, to $41.4 million in fiscal year 2005 from $32.7 million in fiscal year 2004 and increased as a percentage of revenues to 8.6% in fiscal year 2005 from 7.5% in fiscal year 2004.  The increase in operating income is primarily due to higher levels of revenue.

Interest expense, net.  Net interest expense increased $4.2 million, or 16.7%, to $29.4 million in fiscal year 2005, from $25.2 million in fiscal year 2004.  This increase is mainly attributable to higher average debt balances due to higher capital expenditures and payments on landfill operating lease contracts as well as higher average interest rates in fiscal year 2005 compared to the prior year.  Net interest expense, as a percentage of revenues, increased to 6.1% for fiscal year 2005 from 5.8% for fiscal year 2004.

Income from equity method investments.  Income from equity method investments for fiscal years ended April 30, 2005 and 2004 was solely from our 50% joint venture interest in GreenFiber.  Equity income from GreenFiber increased $0.6 million to $2.9 million in fiscal year 2005 compared to $2.3 million in fiscal year 2004.  The increase is attributable to higher volume as well as increased pricing.

Loss on debt extinguishment.  In the fourth quarter of fiscal year 2005 we entered into a new senior secured credit facility resulting in the write off of $1.7 million in debt financing costs associated with the old senior secured credit facility.

Other expense/(income), net.  Other expense in fiscal year 2005 was $0.3 million compared to $5.9 million in fiscal year 2004.  Other expense in fiscal year 2005 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment and a dividend from our investment in Evergreen National Indemnity Company.  Other expense in fiscal year 2004 included an $8.0 million charge for the write-down of our investment in the New Heights power plant venture and our remaining investment in certain tire recycling operations and the power plant venture.  Offsetting this charge, we recognized a gain of $1.1 million on the completion of our sale of its export recyclables business and other gains, primarily on the sale of trucks and containers, of $0.5 million.

Provision/(benefit) for income taxes.  Provision for income taxes increased $7.3 million for fiscal year 2005 to $5.7 million from $(1.6) million for fiscal year 2004.  The effective tax rate increased to 44.3% for fiscal year 2005 from (43.0)% for fiscal year 2004 primarily due to a prior year decrease in the valuation allowance for loss carryforwards as utilization of the Company’s tax losses became more certain.

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle.  Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased $1.8 million, or 33.3%, to $7.2 million in fiscal year 2005 from $5.4 million in fiscal year 2004 and increased as a percentage of revenue to 1.5% in fiscal year 2005 from 1.2% in fiscal year 2004.  The increase in income from continuing operations before discontinued operations and cumulative effect of change in accounting principle is due to increased operating income, partially offset by increased interest expense and higher tax expense due to a higher effective tax rate.  The North Eastern and South Eastern region’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle decreased in fiscal year 2005 compared to fiscal year 2004 due primarily to higher costs associated with new disposal facility projects, one of which is not yet fully operational.  Western region’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased from the prior period due to the acquisition of an operating contract at the Ontario landfill.  FCR Recycling’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased in fiscal year 2005 from 2004 due primarily to favorable commodity pricing.

Income (loss) from discontinued operations/Loss on disposal of discontinued operations.  During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (“Data Destruction”) for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The transaction required discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2003, 2004 and 2005.  Also in connection with the discontinued

accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

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

Fiscal Year 2004 versus Fiscal Year 2003

Revenues.  Revenues increased $18.5 million, or 4.4%, to $438.0 million in fiscal year 2004 from $419.5 million in fiscal year 2003. The revenue increase is attributable to an increase in core solid waste revenues of $15.7 million, due primarily to higher composting volumes in the North Eastern region, higher hauling and transfer volumes in the Central and Southeastern regions as well as higher landfill volumes in the Western region.  Higher recycling volumes and prices resulted in a net increase in recycling revenues of $12.0 million.  Loss of revenues from businesses divested, primarily domestic and export brokerage, amounted to $32.6 million, partially offset by the roll-over effect of businesses acquired of $23.4 million, primarily due to new disposal facilities in the Western and South Eastern regions (Ontario, Southbridge and Hardwick landfills) as well as solid waste hauling operations in the Central,  South Eastern and Western regions .

Cost of operations.  Cost of operations increased $8.2 million, or 3.0%, to $285.8 million in fiscal year 2004 from $277.6 million in fiscal year 2003. Cost of operations as a percentage of revenues decreased to 65.3% in fiscal year 2004 from 66.2% in fiscal year 2003.  The dollar increase in cost of operations expenses is primarily due to the effect of acquired businesses and a net increase in material purchases resulting from higher recycling volumes, which were partially offset by lower commodity purchases resulting from the divestiture of the export and domestic brokerage business.

General and administration.  General and administration expenses increased $2.8 million, or 5.1%, to $58.2 million in fiscal year 2004 from $55.4 million in fiscal year 2003. General and administration expenses as a percentage of revenues remained unchanged in fiscal year 2004 compared to fiscal year 2003.  The dollar increase in general and administrative costs was due to higher bad debt and travel costs associated with the development of new landfill capacity.

Depreciation and amortization.  Depreciation and amortization expense increased $11.7 million, or 24.4% to $59.6  million in fiscal year 2004 from $47.9  million in fiscal year 2003.  Depreciation expense was up $2.4 million between periods and landfill amortization expense increased $9.3 million which was primarily attributable to increased landfill volumes, the effect of newly acquired landfill operations and as a result of adopting SFAS No. 143.  Depreciation and amortization expense as a percentage of revenue rose to 13.6% in fiscal year 2004 from 11.4% in fiscal year 2003 which resulted from the higher landfill amortization expense.

Impairment charge.  In the fourth quarter of fiscal 2004 we recorded an impairment charge of $1.7 million consisting of a $0.4 million write-down of our investment in Resource ROT, a compost facility, which we intend to transfer at a third party; a charge of $0.9 million relating to the sale of buildings and land at our former recycling facility in Mechanics Falls, Maine; and a charge of $0.4 million related to the discontinued Rockingham landfill project.

Operating income.  Operating income decreased $1.1 million, or 3.3%, to $32.7 million in fiscal year 2004 from $33.8 million in fiscal year 2003 and decreased as a percentage of revenues to 7.5% in fiscal year 2004 from 8.0% in fiscal year 2003.  The decrease in operating income is primarily due to higher depreciation and amortization attributable to increased landfill volumes, the effect of newly acquired landfill operations and as a result of adopting SFAS No. 143.

Interest expense, net.  Net interest expense decreased $0.8 million, or 3.1%, to $25.2 million in fiscal year 2004, from $26.0 million in fiscal year 2003. This decrease is primarily attributable to lower average debt balances and lower interest rates on variable rate debt in the current year, versus the prior period. Interest expense, as a percentage of revenues, decreased to 5.8% in fiscal year 2004 from 6.2% in fiscal year 2003.

Income from equity method investments.  Income from equity method investments for fiscal years ended April 30, 2004 and 2003 was solely from our 50% joint venture interest in GreenFiber.  Equity income from GreenFiber increased $0.2 million to $2.3 million in fiscal year 2004 compared to $2.1 million in fiscal year 2003.  Equity income from GreenFiber in fiscal year 2003 included a $1.0 million gain associated with an eminent domain settlement received from a state department of transportation on the involuntary conversion of a portion of a GreenFiber leased manufacturing facility.

Loss on debt extinguishment.  In fiscal year 2003, we entered into a new senior secured credit facility resulting in the write off of $3.6 million in debt financing costs associated with the old senior secured credit facility.

Minority interest.  Minority interest in fiscal year 2003 reflects a minority owner’s interest in our majority owned subsidiary, American Ash Recovery Technologies (“AART”).  AART completed its ash operation contract and closed its operations in fiscal year 2003.

Other expense/(income), net.  Other expense in fiscal year 2004 included an $8.0 million charge for the write-down of our investment in the New Heights power plant venture and our remaining investment in certain tire recycling operations and the power plant venture.  Offsetting this charge, we recognized a gain of $1.1 million on the completion of our sale of its export recyclables business and other gains, primarily on the sale of trucks and containers, of $0.5 million.  Other income in fiscal 2003 was attributable to a gain of $1.2 million related to a settlement with Oakhurst Company, Inc., as well as a gain on the divestitures and other assets of $1.0 million and a gain on the conclusion of the AART contract of $0.3 million, offset by a $1.3 million charge for interest rate swap unwind costs.

Provision/(benefit) for income taxes.    Provision for income taxes decreased $5.4 million for fiscal year 2004 to a benefit of $(1.6) million from a provision of $3.8 million for fiscal year 2003. The effective tax rate decreased to (43.0)% for fiscal year 2004 from 48.4% for fiscal year 2003. This was primarily due to a decrease in the valuation allowance for loss carryforwards in 2004 as utilization of tax losses is more certain, as well as, in 2003, the nondeductible impairment of goodwill and nondeductible losses on business dispositions.

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle.  Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased $1.3 million, or 31.7%, to $5.4 million in fiscal year 2004 from $4.1 million in fiscal year 2003 and increased as a percentage of revenue to 1.2% in fiscal year 2004 from 1.0% in fiscal year 2003.  South Eastern region’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle decreased in fiscal year 2004 compared to fiscal year 2003 due primarily to hauling activities as well as the adoption of SFAS No. 143.  North Eastern region’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased due the adoption of SFAS 143 partially offset by impairment charges for ROT and our Mechanic Falls facility.   FCR Recycling’s income from continuing operations before discontinued operations and cumulative effect of change in accounting principle increased in fiscal year 2004 compared to fiscal year 2003 due to prior year impairment charges associated with domestic brokerage and commercial recycling.

Income (loss) from discontinued operations, net.   During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2003 and 2004.

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

Liquidity and Capital Resources

Our business is capital intensive.  Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction as well as site and cell closure.  We had a net working capital deficit of $31.9 million at April 30, 2005 compared to a net working capital deficit of $25.9 million at April 30, 2004.  Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The main factors accounting for the decrease were higher trade payables and accrual balances due to higher capital expenditures close to year end 2005, deferred taxes and higher current accruals for capping, closure and post-closure costs, partially offset by increases in trade receivables associated with higher revenues in the last month of the year and lower current maturities of long-term debt related to the new credit facility as well as payments on various seller financed notes in fiscal 2005.

On April 29, 2005, we entered into a new senior credit facility with a group of banks for which Bank of America is acting as agent.  The new facility consists of a senior secured revolving credit facility in the amount of $350.0 million.  Under certain circumstances we have the option of increasing the credit facility by an additional $100.0 million provided that we are not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount.  This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries.  The new revolving credit facility matures April 2010.  The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the old term loan and the old revolver.  The former senior credit facility consisted of a $175.0 million senior secured revolving credit facility and a senior secured term “B” loan, which had an outstanding balance of $148.5 million at April 29, 2005.  Further advances were available under the old revolver and new revolver in the amount of $142.1 million and $140.4 million as of April 30, 2004 and 2005, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $32.9 million and $32.3 as of April 30, 2004 and 2005.  As of April 30, 2004 and 2005 no amounts had been drawn under the outstanding letters of credit.

The new senior revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios.  As of April 30, 2005, we were in compliance with all covenants.

We recorded a loss on extinguishment of debt of $1.7 million as a result of the write-off of deferred financing costs associated with the old senior secured credit facility.

We have historically entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management’s criteria.  The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts.  The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage.  Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt.  We terminated two interest rate swap agreements effective April 28, 2005 concurrent with entering into the new credit facility.  We received net proceeds of $0.4 million which will be amortized against interest expense over the remaining original term of the swap contracts, to February 2006.

On May 9, 2005, we entered into three separate interest rate swap agreements with three banks for a notional amount of $75.0 million.  The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.

As of April 30, 2005, we had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘notes’’) which mature in January 2013.  The senior subordinated note indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

Net cash provided by operating activities in fiscal years ended April 30, 2005 and 2004 amounted to $83.0 million and $69.9 million, respectively.  The increase was mainly due to higher landfill amortization and depreciation expense which increased approximately $6.0 million.  This was primarily due to higher landfill volumes, in part related to new disposal facilities which became active in the third and fourth quarters of fiscal year 2004.   Higher income from equity method investments of $0.6 million was more than offset by a dividend of $2.0 million from GreenFiber in fiscal year 2005.

Deferred income taxes increased $7.1 million from the prior year.  Depletion of landfill operating lease obligations increased $3.6 million from the prior year which was due to landfill operating lease contracts entered into in the third and fourth quarters of fiscal year 2004.  The increase from fiscal year 2004 to 2005 was partially offset by the loss on asset writedown recorded in fiscal year 2004.  Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $1.0 million from the prior year.

Net cash used in investing activities in fiscal year 2005 and fiscal year 2004 amounted to $103.8 million and $123.7 million, respectively.  The decrease in cash used in investing activities was due to lower acquisition activity by $23.1 million in the current year as well as higher proceeds from divestitures of $1.9 million and advances to unconsolidated entities of $7.3 million in fiscal year 2004 which did not recur in fiscal year 2005.  Capital expenditures increased $21.7 million due to increased landfill development as well as real property purchases partially offset by a decrease in payments on landfill operating lease contracts of $11.9 million related to landfill operating lease agreements entered into during the third and fourth quarters of fiscal year 2004.

Net cash provided by financing activities was $21.3 million in fiscal year 2005 compared to $46.1 million provided by financing activities in fiscal year 2004.  The decrease in cash provided by financing activities is primarily due to lower net borrowings of $22.7 million for fiscal year 2005.  Higher net borrowings for fiscal year 2004 were utilized primarily to fund acquisition activity.

Our capital expenditures were $80.1 million in fiscal year 2005 compared to $58.3 million in fiscal year 2004.  Capital spending was higher in fiscal year 2005 mainly due to capital expenditures related to existing landfills and newly acquired landfill operating contracts.  We expect capital spending to amount to between $95.0 million and $99.0 million in fiscal year 2006.  The expected increase is due to capital expenditures at the newly acquired landfills.

In fiscal year 2005, we acquired ten solid waste hauling and disposal operations for an aggregate consideration of $10.2 million, consisting of $9.5 million in cash and $0.7 million in notes payable and other consideration. In fiscal year 2004, we acquired ten solid waste hauling operations and one construction and demolition processing facility, which also operates a landfill facility under an operating lease contract for an aggregate consideration of $32.6 million, consisting of $31.9 million in cash and $0.7 million in other consideration.  We also obtained two landfill operating lease contracts in fiscal year 2004. For the new landfill operating lease contracts, we made payments totaling $20.3 million and $32.2 million in fiscal years 2005 and 2004, respectively.

We generally meet liquidity needs from operating cash flow.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures.  It is our intention to continue to grow organically and through acquisitions.  The funds to do so are expected to be obtained from operations and the our credit facility.  At April 30, 2005 at the Company’s existing covenant requirements, all of the funds available under that facility could have been drawn without breaching those covenants.

In addition, we have filed a universal shelf registration statement with the SEC which has not yet become effective.  Once declared effective by the SEC, we could, from time to time, issue securities there under in an amount of up to $250.0 million.  However, our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2005 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) April 30,
	2006	2007-2008	2009-2010	Thereafter	Total

Long-term debt	$281	$536	$177,440	$195,000	$373,257
Capital lease obligations	632	1,394	81	—	2,107
Interest obligations (1)	29,121	58,070	57,921	50,700	195,812
Operating leases (2)	8,976	16,609	13,980	122,814	162,379
Closure/post-closure	5,162	6,869	9,450	136,086	157,567
Redeemable preferred securities (3)	—	76,119	—	—	76,119

Total contractual cash obligations (4)	$44,172	$159,597	$258,872	$504,600	$967,241

(1)           Interest obligations based on long-term debt and capital lease balances as of April 30, 2005.  Interest obligations related to variable rate debt was calculated using variable rates in effect at April 30, 2005.

(2)           Includes obligations related to landfill operating lease contracts.

(3)           Assumes redemption on the seventh anniversary of the closing date at the book value which includes all accrued and unpaid dividends.

(4)           Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2006.

We believe that our cash provided internally from operations together with our senior secured credit facility should enable us to meet our working capital and other cash needs for the foreseeable future.

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.  We have implemented a fuel surcharge program, which is designed to recover fuel price fluctuations.  We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. We performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $63.9 million (net of tax benefit of $0.2 million) was charged to earnings as a cumulative effect of a change in accounting principle. The goodwill impairment is associated with the assets acquired by us in connection with its acquisition of KTI. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward. The following schedule reflects net income (loss) and earnings (loss) per share for fiscal year 2003 adjusted to exclude impairment charges (dollars in thousands, except for per share data).

Fiscal Year Ended April 30, 2003
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,078
Discontinued Operations:
Loss from discontinued operations, net	(20)
Reclassification from discontinued operations, net	50
Cumulative effect of change in accounting principle, net	(63,916)
Reported net loss	(59,808)
Add:
Goodwill impairment charge (net of income taxes of $189)	63,916
Adjusted net income	4,108
Less:
Preferred stock dividends	3,094
Adjusted net income available to common stockholders	$1,014

Earnings per common share:
Basic earnings per common share:
Reported net loss available to common stockholders	$(2.65)
Goodwill impairment charge, net	2.69
Goodwill amortization, net	—
Adjusted basic earnings per share available to common stockholders	$0.04
Diluted earnings per common share:
Reported net loss available to common stockholders	$(2.63)
Goodwill impairment charge, net	2.67
Adjusted diluted earnings per share available to common stockholders	$0.04

SFAS No. 143, Accounting for Asset Retirement Obligations was adopted effective May 1, 2003. Through April 30, 2003 we recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill.  This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of capitalized and future landfill capping costs.  As a result of the adoption of SFAS No. 143, future capping costs are identified by specific capping event and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

The primary modification to our methodology required by SFAS No. 143 is that capping, closure and post-closure costs be discounted to present value. Our estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future. Under SFAS No. 143, our estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars. These costs were are then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid. These estimated costs were then discounted to their present value using a credit adjusted risk-free rate of 9.5%.

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

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on May 1, 2002, rather than May 1, 2003, using May 1, 2003 costs, assumptions and interest rates are presented below (in thousands):

Fiscal Year Ended April 30, 2003
Net (loss) income available to common stockholders, as reported	$(62,902)
Reversal of closure and post-closure expense, net of tax	(4,331)
Amortization expense, net of tax	1,526
Accretion expense, net of tax	764
Pro forma net (loss) income	$(60,861)

Reported net (loss) income per common share	$(2.63)

Pro forma net (loss) income per common share	$(2.55)

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted on May 1, 2002, rather than May 1, 2003, are as follows:

April 30, 2003
Accrued capping, closure and post-closure costs, as reported	$25,949

Pro forma accrued capping, closure and post-closure costs	$18,094

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46R was effective for periods ending after December 15, 2003 for public companies. As of April 30, 2004 and 2005, we had no material variable interest entities requiring consolidation under FIN 46R.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment.  SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 requiring public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. SFAS 123R was originally issued with implementation required for interim and annual periods beginning after June 15, 2005.   On April 14, 2005, the Securities and Exchange Commission (SEC) amended the effective date to the beginning of the first fiscal year after June 15, 2005.   We are evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective May 1, 2006, which is expected to result in increased compensation expense in future periods.

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

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under the Company’s senior secured credit facility, the issuance of shares of the Company’s Class A common stock and/or seller financing. The Company may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet the Company’s capital requirements for such acquisitions.

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

The Company has historically grown and intends to continue to grow through acquisitions, and the Company has tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than the Company anticipates. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than the Company expects, or that the Company will fail to identify or fully appreciate an existing liability before the Company becomes legally responsible to address it. Some of the legal sanctions to which the Company could become subject could cause the Company to lose a needed permit, or prevent the Company from or delay the Company in obtaining or renewing permits to operate the Company’s facilities or harm the Company’s reputation.

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

The Company’s ability to remain competitive and sustain the Company’s operations depends in part on cash flow from operations and the Company’s access to capital. The Company currently funds the Company’s cash needs primarily through cash from operations and borrowings under the Company’s senior secured credit facility. However, the Company may require additional equity and/or debt financing for debt repayment and equity redemption obligations and to fund the Company’s growth and operations. In addition, if the Company undertakes more acquisitions or further expands the Company’s operations, the Company’s capital requirements may increase. The Company may not have access to the amount of capital that the Company requires from time to time, on favorable terms or at all.

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

The Company has material financial obligations relating to capping, closure and post-closure costs of the Company’s existing landfills and will have material financial obligations with respect to any disposal facilities which the Company may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes accruals for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, the Company owns six unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of the Company’s owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company’s financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect the Company’s operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In fiscal 2005, the Company used approximately 7.5 million gallons of diesel fuel in the Company’s solid waste operations. Although many of the Company’s customer contracts permit the Company to pass on some or all fuel increases to the Company’s customers, the Company may choose not to do so for competitive reasons.

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

The Company’s transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

• the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the North Eastern United States; and

• decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the winter ski industry.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of June 15, 2005, approximately 4.5% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At June 15, 2005, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on June 15, 2005, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.1% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 30, 2005, our outstanding variable rate debt consisted of the $177.3 million senior secured revolving credit facility. If interest rates on this variable rate debt increased or decreased by 100 basis points, our annual interest expense would increase or decrease by approximately $1.7 million. The remainder of our debt is at fixed rates and not subject to interest rate risk.

On May 9, 2005, we entered into three separate interest rate swap agreements with three banks for a notional amount of $75.0 million.  The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

We are subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of April 30, 2005, to minimize our commodity exposure, we were party to thirty-three commodity hedging agreements. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our EBITDA and operating income is estimated at $2.4 million as of April 30, 2005, without considering our hedging agreements which are solely for OCC and ONP, but considering our revenue share contracts. The effect of the hedge position would reduce the impact by approximately $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

We have completed an integrated audit of Casella Waste Systems, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, as of May 1, 2003, the Company changed its method of accounting for asset retirement obligations and reclassified its loss on extinguishment of debt.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

June 27, 2005

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,	April 30,
ASSETS	2004	2005

CURRENT ASSETS:
Cash and cash equivalents	$8,007	$8,578
Restricted cash	129	70
Accounts receivable - trade, net of allowance for doubtful accounts of $583 and $707	49,462	51,726
Notes receivable - officers/employees	89	88
Refundable income taxes	623	874
Prepaid expenses	4,164	4,371
Inventory	1,848	2,538
Deferred income taxes	4,328	—
Other current assets	854	1,138
Total current assets	69,504	69,383

Property, plant and equipment, net of accumulated depreciation and amortization of $268,019 and $324,903	372,038	412,753
Goodwill	157,230	157,492
Intangible assets, net	3,578	2,711
Restricted cash	12,290	12,124
Notes receivable - officers/employees	1,016	916
Deferred income taxes	286	3,155
Investments in unconsolidated entities	37,914	37,699
Net assets under contractual obligation	2,148	1,392
Other non-current assets	14,928	14,829
	601,428	643,071

	$670,932	$712,454

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30,	April 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2005

CURRENT LIABILITIES:
Current maturities of long-term debt	$5,542	$281
Current maturities of capital lease obligations	602	632
Accounts payable	40,034	46,107
Accrued payroll and related expenses	7,425	9,688
Accrued interest	6,024	4,818
Deferred income taxes	—	1,419
Accrued capping, closure and post-closure costs, current portion	2,471	5,290
Other accrued liabilities	25,273	24,519
Total current liabilities	87,371	92,754

Long-term debt, less current maturities	349,163	378,436
Capital lease obligations, less current maturities	1,367	1,475
Accrued capping, closure and post-closure costs, less current maturities	22,752	21,338
Other long-term liabilities	13,148	11,705

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock -
Authorized - 55,750 shares, issued and outstanding - 55,750 and 53,750 as of April 30, 2004 and 2005, respectively, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	67,964

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,496,000 and 23,860,000 shares as of April 30, 2004 and 2005, respectively	235	239
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	408	767
Additional paid-in capital	272,993	274,088
Accumulated deficit	(143,591)	(136,322)
Total stockholders’ equity	130,055	138,782

	$670,932	$712,454

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2003	2004	2005

Revenues	$419,518	$437,961	$481,964

Operating expenses:
Cost of operations	277,579	285,828	310,921
General and administration	55,432	58,167	63,678
Depreciation and amortization	47,879	59,596	65,637
Impairment charge	4,864	1,663	—
Deferred costs	—	—	295
	385,754	405,254	440,531
Operating income	33,764	32,707	41,433
Other expense/(income), net:
Interest income	(318)	(251)	(453)
Interest expense	26,354	25,500	29,844
Income from equity method investment	(2,073)	(2,261)	(2,883)
Loss on debt extinguishment	3,649	—	1,716
Minority interest	(152)	—	—
Other expense/(income)	(1,599)	5,949	273
Other expense, net	25,861	28,937	28,497

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	7,903	3,770	12,936
Provision (benefit) for income taxes	3,825	(1,622)	5,725

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	4,078	5,392	7,211

Discontinued Operations:
Income (loss) from discontinued operations (net of income tax (provision) benefit of $12, $2, and ($96))	(20)	(10)	140
Loss on disposal of discontinued operations (net of income tax provision of ($692))	—	—	(82)
Reclassification from discontinued operations (net of income tax provision of ($34))	50	—	—
Cumulative effect of change in accounting principle (net of income tax (provision) benefit of $189 and ($1,856))	(63,916)	2,723	—
Net income (loss)	(59,808)	8,105	7,269
Preferred stock dividend	3,094	3,252	3,338
Net income (loss) available to common stockholders	$(62,902)	$4,853	$3,931

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2003	2004	2005
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.04	$0.09	$0.15
Income (loss) from discontinued operations, net	—	—	0.01
Loss on disposal of discontinued operations, net	—	—	—
Reclassification from discontinued operations, net	—	—	—
Cumulative effect of change in accounting principle, net	(2.69)	0.11	—

Net income (loss) per common share available to common stockholders	$(2.65)	$0.20	$0.16

Basic weighted average common shares outstanding	23,716	24,002	24,679

Diluted:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.04	$0.09	$0.15
Income (loss) from discontinued operations, net	—	—	0.01
Loss on disposal of discontinued operations, net	—	—	—
Reclassification from discontinued operations, net	—	—	—
Cumulative effect of change in accounting principle, net	(2.67)	0.11	—

Net income (loss) per common share available to common stockholders	$(2.63)	$0.20	$0.16

Diluted weighted average common shares outstanding	23,904	24,445	25,193

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands)

Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	# of Shares	Par Value	# of Shares	Par Value
Balance, April 30, 2002	22,667	$227	988	$10
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	102	1	—	—
Accrual of preferred stock dividend	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2003	22,769	$228	988	$10

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	727	$7	—	$—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2004	23,496	$235	988	$10

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	189	$2	—	$—
Issuance of Class A common stock from the conversion of preferred stock	175	2	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2005	23,860	$239	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

	Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance, April 30, 2002	$272,697	$(91,888)	$(4,250)	$176,796
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	459	—	—	460
Accrual of preferred stock dividend	(3,094)	—	—	(3,094)
Net loss	—	(59,808)	—	(59,808)	$(59,808)
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	4,792	4,792	4,792
Total comprehensive loss	—	—	—	—	$(55,016)
Other	6	—	—	6
Balance, April 30, 2003	$270,068	$(151,696)	$542	$119,152

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	$6,053	$—	$—	$6,060
Accrual of preferred stock dividend	(3,252)	—	—	(3,252)
Net income	—	8,105	—	8,105	$8,105
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	(134)	(134)	(134)
Total comprehensive income	—	—	—	—	$7,971
Other	124	—	—	124
Balance, April 30, 2004	$272,993	$(143,591)	$408	$130,055

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	$1,992	$—	$—	$1,994
Issuance of Class A common stock from the conversion of preferred stock	2,448	—	—	2,450
Accrual of preferred stock dividend	(3,338)	—	—	(3,338)
Net income	—	7,269	—	7,269	$7,269
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	359	359	359
Total comprehensive income	—	—	—	—	$7,628
Other	(7)	—	—	(7)
Balance, April 30, 2005	$274,088	$(136,322)	$767	$138,782

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2003	2004	2005
Cash Flows from Operating Activities:
Net income (loss)	$(59,808)	$8,105	$7,269
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	47,879	59,596	65,637
Depletion of landfill operating lease obligations	—	1,248	4,785
Loss on disposal of discontinued operations, net	—	—	82
Reclassification from discontinued operations, net	(50)	—	—
Cumulative effect of change in accounting principle, net	63,916	(2,723)	—
Income from equity method investment	(2,073)	(2,261)	(2,883)
Dividend from equity method investment	2,000	—	2,000
Impairment charge	4,864	1,663	—
Deferred costs	—	—	295
Loss on debt extinguishment	3,649	—	1,716
Loss from asset write down	—	8,018	—
Loss (gain) on sale of equipment	386	(308)	372
Gain on sale of assets	(684)	(1,144)	—
Minority interest	(152)	—	—
Deferred income taxes	6,052	(2,005)	5,132
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(7,466)	(5,859)	(2,456)
Accounts payable	12,031	8,065	6,073
Other assets and liabilities	(3,592)	(2,497)	(4,988)
	126,760	61,793	75,765
Net Cash Provided by Operating Activities	66,952	69,898	83,034

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(18,068)	(31,947)	(9,513)
Additions to property, plant and equipment - growth	—	(10,271)	(24,723)
- maintenance	(41,925)	(48,064)	(55,341)
Payments on landfill operating lease contracts	—	(32,223)	(20,276)
Proceeds from divestitures	875	4,984	3,050
Proceeds from sale of equipment	1,212	506	2,292
Advances to unconsolidated entities	(5,302)	(7,332)	—
Proceeds from assets under contractual obligation	—	689	756
Net Cash Used In Investing Activities	(63,208)	(123,658)	(103,755)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	380,521	195,303	318,900
Principal payments on long-term debt	(361,905)	(150,562)	(296,210)
Deferred financing costs	(11,466)	(2,632)	(3,051)
Proceeds from exercise of stock options	460	4,006	1,653
Net Cash Provided by Financing Activities	7,610	46,115	21,292
Net increase (decrease) in cash and cash equivalents	11,354	(7,645)	571
Cash and cash equivalents, beginning of period	4,298	15,652	8,007

Cash and cash equivalents, end of period	$15,652	$8,007	$8,578

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Fiscal Year Ended April 30,
	2003	2004	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$20,763	$23,313	$29,426
Income taxes, net of refunds	$54	$349	$1,103

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$27,756	$45,925	$10,398
Cash paid, net	(18,068)	(31,947)	(9,513)

Liabilities assumed and notes payable to seller	$9,688	$13,978	$885

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share data)

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. (“the Company” or “the Parent”) together with its subsidiaries is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at its facilities as well as recyclables purchased from third parties. The Company also generates and sells electricity under a long-term contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”) (see Note 12).

A summary of the Company’s significant accounting policies follows:

(a)                                  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and complies with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46). All significant intercompany accounts and transactions are eliminated in consolidation.

(b)                                 Use of Estimates and Assumptions

The Company’s preparation of its financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements. The estimates and assumptions will also affect the reported amounts of revenues and expenses during the reporting period. Summarized below are the estimates and assumptions that the Company considers to be significant in the preparation of its consolidated financial statements.

Landfill Accounting-Capitalized Costs and Amortization

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use.  The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2003, 2004 and 2005 was $719, $356 and $492, respectively.

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to income based on tonnage placed into each site.  In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and permittable capacity.  To be considered permittable, airspace must meet all of the following criteria:

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

Units-of-consumption amortization rates are determined annually for each of the Company’s operating landfills, and such rates are based on estimates provided by its engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually.

The Company routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the carrying value of these investments is realizable. The Company’s judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills.

Landfill Accounting-Landfill Operating Lease Contracts

During fiscal 2004, the Company entered into three landfill operation and management agreements.  These agreements are long-term landfill operating contracts with government bodies whereby the Company receives tipping revenue, pays normal operating expenses and assumes future capping, closure and post-closure liabilities.  The government body retains ownership of the landfill.  There is no bargain purchase option and title to the property does not pass to the Company at the end of the lease term. The Company allocates the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs.  The value of all future minimum lease payments are amortized and charged to cost of operations over the life of the contract.  The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed i.e. as tons are placed into the landfill.  The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement.

Landfill Accounting-Accrued Capping, Closure and Post-Closure Costs

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

Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes.  We estimate, based on input from our engineers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis.  Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill.  In determining estimated future capping, closure and post-closure costs, we consider costs associated with permitted and permittable airspace.

Our estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars.  These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.6% was used in both fiscal year 2004 and 2005).  Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (7.6% to 9.5%).  Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, the Company accretes its capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability.  Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.  Accretion expense amounted to $1,870 and $2,201 in fiscal years 2004 and 2005, respectively.

The Company provides for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site.  With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

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

Self Insurance Reserves

The Company is self insured for vehicles and worker’s compensation. . Our maximum exposure in fiscal 2005 under the worker’s compensation plan is $750 per individual event with a $1,000 aggregate limit, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750 per individual event with a $3,000 aggregate limit, after which reinsurance takes effect.  Through the use of actuarial calculations provided by a third party, the Company estimates the amounts required to settle insurance claims. The actuarially-determined liability is calculated in part by reference to past claims experience, which considers both the frequency and settlement of claims. The Company’s self insurance reserves totaled $10,376 and $11,506 at April 30, 2004 and 2005, respectively.

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

Revenues from the sale of recycled materials are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third parties and are included as a reduction of revenues. Revenues for processing of recyclable materials are recognized when the related service is provided. Revenues from brokerage of recycled materials are recognized at the time of shipment.

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

(e)                                   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)                                     Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $1,848 and $2,538 at April 30, 2004 and 2005, respectively.

(g)                                  Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment in equity securities as “available for sale.” Accordingly, the carrying value of the securities is adjusted to fair value through other comprehensive income.

For the periods ending April 30, 2003 and 2004, the Company wrote down to fair value certain equity security investments. The write downs amounted to $42 and $20, respectively, and were due to declines in the fair value which, in the opinion of management, were considered to be other than temporary. The write downs are included in other expense/(income) in the accompanying consolidated statements of operations.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests at each fiscal year end.  We evaluate goodwill for impairment based on fair value of each operating segment.  We estimate fair value based on net future cash flows discounted using an estimated weighted average cost of capital.  We recognize an impairment if the net book value exceeds the fair value of the discounted future cash flows.  Other intangible assets will continue to be amortized over their useful lives.

(j)                                     Investments in Unconsolidated Entities

The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $27,256 and $27,040 at April 30, 2004 and 2005, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.  GreenFiber is deemed to be a significant subsidiary in accordance with Rule 3-09 of Regulation S-X  Therefore, separate financial statements of GreenFiber are included as an exhibit to this Form 10-K.

Summarized financial information of GreenFiber is as follows:

	April 30, 2004	April 30, 2005
Current assets	$25,284	$25,281
Noncurrent assets	$38,728	$40,984
Current liabilities	$9,532	$11,176
Noncurrent liabilities	$113	$957

	Fiscal Year Ended April 30,
	2003	2004	2005
Revenue	$98,589	$116,057	$136,409
Gross Profit	$21,075	$25,421	$28,289
Net Income	$4,146	$4,523	$5,767

A portion of the Company’s 50% interest in its New Heights joint venture was sold in September 2001 for consideration of $250. As a result of this sale, the Company retained an interest of 9.95% in the tire assets of New Heights, as well as all of its financial obligations related solely to the New Heights power plant. The Company’s investment in the power plant assets of New Heights amounted to $2,586 at April 30, 2003, and increased to $4,938 during fiscal 2004. On April 29, 2004 New Heights filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. New Heights took this action to reorganize its debts pending the outcome of an appeal filed with the Illinois Supreme Court for reconsideration of the previously announced Appellate Court decision which ruled against New Heights in its claim to receive a retail payment rate for electricity generated at the facility, or to liquidate in the event the Illinois Supreme Court decided not to hear the appeal.  The investment in New Heights accordingly was written off as of April 30, 2004.

The company sold 80.1% of the equity of Recovery Technologies Group, Inc. (“RTG”) in September 2001 as part of the sale of its tire processing business. The Company retained a 19.9% indirect interest in the RTG tire collection and processing business which was valued at $3,080 at April 30, 2003. On April 22, 2004, the Company transferred its 19.9% indirect interest in RTG, as a result of a purchase option exercised by the purchasers of the original 80.1% interest, at no cost according to a previously agreed formula. Therefore the Company recorded a charge against operations to reduce the balance in the investment to zero at April 30, 2004.

Both the charges described above were recorded in other expense in fiscal year 2004 for a total charge of $8,018.

On October 6, 2004, the Illinois Supreme Court decided not to hear the appeal.  On October 25, 2004, the Bankruptcy Judge confirmed the Liquidation Plan and the assets were sold to a third party on March 15, 2005.  In fiscal 2005, the Company recorded in other expense/(income) costs of $667 related to debtor in possession financing offset by income of $117 upon liquidation.

The Company had received a promissory note and other consideration from Oakhurst Company, Inc. (“OCI”) in connection with the Company’s acquisition of OCI’s 37.5% interest in New Heights on July 3, 2001. The Company estimated the realizable value at $0. The Company reached a settlement with OCI in April, 2003 and received $1,220 which is included in other expense/(income) in fiscal 2003.

In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company (“Evergreen”) for total consideration of $5,329. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306.  The Company’s investment in Evergreen amounted to $10,657 at April 30, 2004 and 2005. The Company accounts for its investment in Evergreen under the cost method of accounting.

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

The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2004 and 2005 totaled $34,550 and $49,157 respectively.

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

(n)                                 Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, the assumed exercise of employee stock options and the conversion of convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the “if converted” method with regard to its convertible preferred stock.

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ended April 30, 2003, 2004 and 2005 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the fiscal years ended April 30, 2003, 2004 and 2005.

	Fiscal Year Ended April 30,
	2003	2004	2005

Risk free interest rate	2.57%-4.50%	2.34%-3.39%	3.39%-3.97%
Expected dividend yield	N/A	N/A	N/A
Expected life	5 Years	5 Years	5 Years
Expected volatility	65.00%	45.88%	40.35%

The total value of options granted during the years ended April 30, 2003, 2004 and 2005 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

	Fiscal Year Ended April 30,
	2003	2004	2005

Net income (loss) available to common stockholders, as reported	$(62,902)	$4,853	$3,931
Deduct: Total stock-based compensation expense determined under fair value based method, net	(1,507)	(1,145)	(1,616)
Pro forma, net income (loss) available to common stockholders	$(64,409)	$3,708	$2,315

Basic income (loss) per common share:
As reported	$(2.65)	$0.20	$0.16
Pro forma	$(2.72)	$0.16	$0.09
Diluted income (loss) per common share:
As reported	$(2.63)	$0.20	$0.16
Pro forma	$(2.70)	$0.15	$0.09

(p)                                   Accounting for Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility and changes in the commodity prices of recycled paper.

The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate swaps that are specifically designated to existing interest payments under the credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133.

At April 30, 2004 the Company had two interest rate swaps outstanding, expiring in February, 2006, with an aggregate notional amount of $53,000.  The Company evaluated these swaps and determined that these instruments qualified for hedge accounting pursuant to SFAS No. 133. The fair value of these swaps was an obligation of $118, with the net amount (net of taxes of $48) recorded as an unrealized loss in other comprehensive income at April 30, 2004.  These interest rate swaps were terminated on April 28, 2005 with the Company receiving net proceeds of $443, which remains in other comprehensive income, and will be amortized against interest expense over the remaining original term of the swap contracts.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000.  The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into thirty-three commodity hedges, which expire at various times between May 2005 and April 2008. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133.  The fair value of these hedges was an obligation of $2,423 and $1,488, with the net amount (net of taxes of $969 and $592) recorded as an unrealized loss in accumulated other comprehensive income at April 30, 2004 and 2005, respectively.

(q)                                 Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. For the years ended April 30, 2004 and 2005, no single group or customer represents greater than 3.4% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.                                      RECLASSIFICATIONS

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current presentation.

3.                                      NEW ACCOUNTING STANDARDS

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The Company performed an impairment test as of May 1, 2002 and goodwill was determined to be impaired and the amount of $63,916 (net of tax benefit of $189) was charged to earnings as a cumulative effect of a change in accounting principle. The goodwill impairment is associated with certain of the assets acquired by the Company in connection with its acquisition of KTI. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward. The following schedule reflects net income (loss) and earnings (loss) per share for the year ended April 30, 2003 adjusted to exclude impairment charges.

Fiscal Year Ended April 30, 2003
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,078
Discontinued Operations:
Loss from discontinued operations, net	(20)
Reclassification from discontinued operations, net	50
Cumulative effect of change in accounting principle, net	(63,916)
Reported net loss	(59,808)
Add:
Goodwill impairment charge (net of income taxes of $189)	63,916
Adjusted net income	4,108
Less:
Preferred stock dividends	3,094
Adjusted net income available to common stockholders	$1,014

Earnings per common share:
Basic earnings per common share:
Reported net loss available to common stockholders	$(2.65)
Goodwill impairment charge, net	2.69
Goodwill amortization, net	—
Adjusted basic earnings per share available to common stockholders	$0.04
Diluted earnings per common share:
Reported net loss available to common stockholders	$(2.63)
Goodwill impairment charge, net	2.67
Adjusted diluted earnings per share available to common stockholders	$0.04

Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  Through April 30, 2003 we recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill.  This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of future landfill capping costs.  As a result of the adoption of SFAS No. 143, future capping costs are identified by specific capping event and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

The primary modification to the Company’s methodology required by SFAS No. 143 is to require that capping, closure and post-closure costs be discounted to present value.  The Company’s estimates of future capping, closure and post-closure costs historically have not taken into account discounts for the present value of costs to be paid in the future.  Under SFAS No. 143, the Company’s estimates of costs to discharge asset retirement obligations for landfills are developed in today’s dollars.  These costs were then inflated by 2.6% to reflect a normal escalation of prices up to the year they are expected to be paid.  These estimated costs were then discounted to their present value using a credit adjusted risk-free rate of 9.5%.

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

At May 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $2,723 (net of taxes of $1,856).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7,855, and a decrease in our net landfill assets of $3,228.  The following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at May 1, 2003:

	Balance at April 30, 2003	Change	Balance at May 1, 2003
Landfill assets	$148,029	$6,166	$154,195
Accumulated amortization	(63,207)	(9,394)	(72,601)
Net landfill assets	$84,822	$(3,228)	$81,594

Capping, closure, and post-closure liabilities	$25,949	$(7,855)	$18,094

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on May 1, 2002, rather than May 1, 2003, using May 1, 2003 costs, assumptions and interest rates are presented below:

Fiscal Year Ended April 30, 2003
Net (loss) income available to common stockholders, as reported	$(62,902)
Reversal of closure and post-closure expense, net of tax	(4,331)
Amortization expense, net of tax	1,526
Accretion expense, net of tax	764
Pro forma net (loss) income	$(60,861)

Reported net (loss) income per common share	$(2.63)

Pro forma net (loss) income per common share	$(2.55)

The pro forma asset retirement obligation liability balances as if SFAS 143 had been adopted on May 1, 2002, rather than May 1, 2003, are as follows:

April 30, 2003
Accrued capping, closure and post-closure costs, as reported	$25,949

Pro forma accrued capping, closure and post-closure costs	$18,094

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46R was effective for periods ending after December 15, 2003 for public companies. As of April 30, 2004 and 2005, the Company had no material variable interest entities requiring consolidation under FIN 46R.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment.  SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 requiring public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. SFAS 123R was originally issued with implementation required for interim and annual periods beginning after June 15, 2005.   On April 14, 2005, the Securities and Exchange Commission (“SEC”) amended the effective date to the beginning of the first fiscal year after June 15, 2005.   The Company is evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective May 1, 2006, which is expected to result in increased compensation expense in future periods.

4.                                      BUSINESS COMBINATIONS

On December 14, 1999, the Company consummated its acquisition of KTI, a publicly traded solid waste handling company. KTI specialized in solid waste disposal and recycling, and operated manufacturing facilities utilizing recycled materials. All of KTI’s common stock was acquired in exchange for 7,152 shares of Class A Common Stock.

In addition to the above, the Company also acquired eight, eleven and ten solid waste hauling, landfill disposal or material recycling operations in fiscal years ended April 30, 2003, 2004 and 2005, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2004	2005

Current assets	$217	$1
Property, plant and equipment	39,092	4,624
Goodwill	4,653	5,165
Intangible assets	1,963	608
Current liabilities	(7,653)	(226)
Other non-current liabilities	(5,722)	—
Total consideration	$32,550	$10,172

The following unaudited pro forma combined information shows the results of the Company’s operations for the fiscal years ended April 30, 2004 and 2005 as though each of the acquisitions completed in the fiscal years ended April 30, 2004 and 2005 had occurred as of May 1, 2003.

	Fiscal Year Ended April 30,
	2004	2005

Revenues	$450,789	$484,952
Operating income	$31,931	$41,849
Net income	$6,882	$7,414
Diluted pro forma net income per common share	$0.28	$0.29
Weighted average diluted shares outstanding	24,445	25,193

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

A summary of restricted cash is as follows:

	April 30,
	2004	2005
Current:
Insurance	$8	$—
Landfill closure	70	70
Facility maintenance and operations	51	—

Total	$129	$70

	April 30,
	2004	2005
Non Current:
Insurance	$12,290	$12,124

Total	$12,290	$12,124

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2004 and 2005 consist of the following:

	April 30,
	2004	2005

Land	$16,449	$18,413
Landfills	206,460	244,084
Landfill operating lease contracts	30,512	50,789
Buildings and improvements	60,177	72,128
Machinery and equipment	172,085	181,510
Rolling stock	108,236	119,838
Containers	46,138	50,894
	640,057	737,656
Less: accumulated depreciation and amortization	268,019	324,903
	$372,038	$412,753

Depreciation expense for the fiscal years ended April 30, 2003, 2004 and 2005 was $32,991, $35,334 and $36,570, respectively. Landfill amortization expense for the fiscal years ended April 30, 2003, 2004 and 2005 was $13,257, $22,689 and $27,588, respectively.  Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2004 and 2005 was $1,248 and $4,785, respectively.

7.                   INTANGIBLE ASSETS

Intangible assets at April 30, 2004 and 2005 consist of the following:

	Covenants not to compete	Customer lists	Total
April 30, 2004
Intangible assets	$16,402	$688	$17,090
Less accumulated amortization	(12,995)	(517)	(13,512)
	$3,407	$171	$3,578

April 30, 2005
Intangible assets	$16,299	$688	$16,987
Less accumulated amortization	(13,670)	(606)	(14,276)
	$2,629	$82	$2,711

The following table shows the activity and balances related to goodwill from April 30, 2003 through April 30, 2005:

	Balance April 30, 2003	Acquisitions	Divestitures	Other (1)	Balance April 30, 2004
North Eastern region	$26,617	$—	$—	$(847)	$25,770
South Eastern region	30,117	383	—	(10)	30,490
Central region	25,485	3,199	—	—	28,684
Western region	49,847	1,071	—	—	50,918
FCR Recycling	27,616	—	—	(6,248)	21,368
Other	—	—	—	—	—
Total	$159,682	$4,653	$—	$(7,105)	$157,230

	Balance April 30, 2004	Acquisitions	Divestitures	Other (1)	Balance April 30, 2005
North Eastern region	$25,770	$—	$—	$(430)	$25,340
South Eastern region	30,490	1,156	—	(1)	31,645
Central region	28,684	1,477	—	(3)	30,158
Western region	50,918	2,532	—	—	53,450
FCR Recycling	21,368	—	(1,821)	(2,648)	16,899
Other	—	—	—	—	—
Total	$157,230	$5,165	$(1,821)	$(3,082)	$157,492

(1)                                  Consists primarily of a decrease in Federal and state tax valuation allowances related to goodwill acquired as part of the KTI acquisition.

Intangible amortization expense for the fiscal years ended April 30, 2003, 2004 and 2005 was $1,631, $1,572 and $1,478, respectively. The intangible amortization expense estimated as of April 30, 2005, for the five fiscal years following the fiscal year ended April 30, 2005 is as follows:

Fiscal Year Ended April 30,
2006	2007	2008	2009	2010
$1,205	$663	$390	$210	$97

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

The net assets of the domestic brokerage operations are disclosed in the balance sheet as “net assets under contractual obligation” and are being reduced as payments are made; they amounted to $2,148 and $1,392 at April 30, 2004 and 2005, respectively.

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

	April 30,
	2003	2004	2005
Balance, May, 1	$24,772	$25,949	$25,223
Cumulative effect of change in accounting principle (1)	—	(7,855)	—
Capping, closure, and post-closure liability, adjusted	24,772	18,094	25,223
Obligations incurred	8,400	4,556	4,774
Revisions in estimates	—	(1,371)	(2,795)
Accretion expense	—	1,871	2,201
Payments (2)	(9,164)	(2,707)	(6,068)
Acquisitions and other adjustments (3)	1,941	4,780	3,293

Balance, April, 30	$25,949	$25,223	$26,628

(1)                                  Upon adoption of SFAS No. 143, on May 1, 2003, we recorded a cumulative effect of change in accounting principle of $2,723 (net of taxes of $1,856).  In addition we recorded a decrease in our capping, closure and post-closure obligations of $7,855, and a decrease in our net landfill assets of $3,228.  For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended April 30, 2005, see Note 3.

(2)                                  Spending levels increased in fiscal year 2003 mainly due to closure activities at our Woburn, Massachusetts and Pine Tree, Maine landfills.  Spending levels increased in fiscal year 2005 mainly due to closure activities at our Southbridge, Massachusetts landfill.

(3)                                  In fiscal year 2003, we recorded closure and post closure accruals relating to the Hardwick landfill acquisition.  The increase in fiscal 2004 is as a result of capping, closure and post closure accruals relating to the acquisition of the Southbridge, Massachusetts landfill operating contract.

10.                               OTHER ACCRUED LIABILITIES

Other accrued liabilities at April 30, 2004 and 2005 consist of the following:

	April 30,
	2004	2005
Self insurance reserve	$8,962	$9,760
Other accrued liabilities	16,311	14,759
Total other accrued liabilities	$25,273	$24,519

11.                               LONG-TERM DEBT

Long-term debt as of April 30, 2004 and 2005 consists of the following:

	April 30, 2004	April 30, 2005
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $5,947 and $5,460)	$200,957	$200,460
Senior secured term loan (the “term loan”) due January 24, 2010, bearing interest at LIBOR plus 2.75% with principal payments of $1,500 per year, beginning in fiscal 2005 with the remaining principal balance due at maturity	148,500	—
Senior secured revolving credit facility (the “new revolver”), which provides for advances or letters of credit of up to $350,000, due April 28, 2010, bearing interest at LIBOR plus 2.00%, (approximately 5.22% at April 30, 2005 based on three month LIBOR). This loan is secured by substantially all of the assets of the Company	—	177,300
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 12.5%, due in monthly, quarterly or annual installments varying to $43, expiring November 2004 through May 2009	2,958	957
Notes payable in connection with businesses acquired, bearing interest at 0%, discounted at 4.74% to 5.5%, due in monthly and annual installments varying to $1,000 through April 2005	2,290	—
	354,705	378,717
Less - current maturities	5,542	281
	$349,163	$378,436

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

On February 2, 2004, the Company issued an additional $45,000 of 9.75% senior subordinated notes due 2013.  Proceeds from the issuance were used to repay outstanding indebtedness under the Company’s revolving credit facility, to pay transaction costs related to the offering and for general corporate purposes, including acquisitions.  The notes were issued at a premium of $6,075, which will be amortized over the life of the notes.  Premium amortization of $118 and $497 was recorded to interest expense in fiscal 2004 and 2005, respectively, using the effective interest rate method.  The unamortized premium was $5,957 and $5,460 at April 30, 2004 and 2005, respectively.

On April 29, 2005, the Company entered into a new senior credit facility with a group of banks for which Bank of America is acting as agent.  The new facility consists of a senior secured revolving credit facility in the amount of $350,000.  Under certain circumstances the Company has the option of increasing the credit facility by an additional $100,000 provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount.  This credit facility is secured by all of the Company’s assets, including our interest in the equity securities of the Company’s subsidiaries.  The revolving credit facility matures April 2010.  The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the term loan and the old revolver.  The former senior credit facility consisted of a $175,000 senior secured revolving credit facility and a senior secured term “B” loan, which had an outstanding balance of $148,500 million at April 30, 2004.  Further advances were available under the old revolver and new revolver in the amount of $142,061 and $140,413 as of April 30, 2004 and 2005, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $32,939  and $32,287 as of April 30, 2004 and 2005.  Unused letters of credit amounted to $47,061and $140,413 at April 30, 2004 and 2005, respectively.  As of April 30, 2004 and 2005 no amounts had been drawn under the outstanding letters of credit.

The new senior revolving credit facility agreement contains covenants that may limit the Company’s activities including covenants that forbid the payment of dividends on common stock.  As of April 30, 2005, these covenants restricted capital expenditures to $1.75X depreciation and landfill amortization, set a minimum net worth requirement of $151,699, a minimum interest coverage ratio of 2.75, a maximum consolidated total funded debt to consolidated EBITDA ratio of 4.75 and a maximum senior funded debt to consolidated EBITDA ratio of 3.00.  As of April 30, 2005, the company was in compliance with all covenants.

The Company recorded a loss on extinguishment of debt of $1,716 in fiscal 2005 as a result of the write-off of deferred financing costs related to the former credit facility.  The Company recorded a loss on debt extinguishment of $3,649 in fiscal year 2003 as a result of the write-off of deferred financing costs related to renegotiating the Company’s then existing credit facility in fiscal year 2003.

The Company has historically entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management’s criteria.  The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts.  The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage.  Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt.

The Company terminated five interest rate swaps in January, 2003 concurrent with the issuance of the notes and entering into its then current senior credit facilities. These derivatives were accounted for as cash flow hedges pursuant to SFAS 133 and were designated to interest payments under the previous credit facility. The early termination costs associated with the unwind of these swaps amounted to $1,296 which is included in other expense/(income), net in the consolidated statements of operations for fiscal year 2003.

At April 30, 2004 the Company had two interest rate swaps outstanding, expiring in February 2006, with an aggregate notional amount of $53,000.  The Company evaluated these swaps and determined that these instruments qualified for hedge accounting pursuant to SFAS No. 133. The fair value of these swaps was an obligation of $118, with the net amount (net of taxes of $48) recorded as an unrealized loss in other comprehensive income at April 30, 2004.  These interest rate swaps were terminated on April 28, 2005 concurrent with the Company entering into the new senior credit facility.  The Company received net proceeds of $443, which remains in other comprehensive income, and will be amortized against interest expense over the remaining original term of the swap contracts.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000.  The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

As of April 30, 2005, debt matures as follows:

Fiscal Year Ended April 30,
2006	$281
2007	415
2008	121
2009	105
2010	177,335
Thereafter (1)	200,460
$378,717

(1) Includes unamortized premium of $5,460.

12.                               COMMITMENTS AND CONTINGENCIES

(a)                                                           Leases

The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2005:

	Operating Leases	Capital Leases

Fiscal Year Ended April 30,
2006	$8,976	$774
2007	8,589	769
2008	8,020	765
2009	7,194	82
2010	6,786	—
Thereafter	122,814	—
Total minimum lease payments	$162,379	2,390

Less-amount representing interest		283

		2,107
Less-current maturities of capital lease obligations		632
Present value of minimum lease payments		$1,475

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2004 and 2005.  The Company leases operating facilities and equipment under operating leases with monthly payments varying to $50.  Total rent expense under operating leases charged to operations was $4,955, $4,970 and $4,882 in fiscal years ended April 30, 2003, 2004 and 2005, respectively.

During fiscal 2004, the Company entered into three landfill operation and management agreements.  These agreements are long-term landfill operating contracts with government bodies whereby the Company receives tipping revenue, pays normal operating expenses and assumes future capping, closure and post-closure liabilities.  The government body retains ownership of the landfill.  There is no bargain purchase option and title to the property does not pass to the Company at the end of the lease term. The Company allocated the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs.  The value of all future probable lease payments are amortized and charged to cost of operations over the life of the contract.  The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed i.e. as tons are placed into the landfill.  The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement.  Depletion of landfill operating lease contracts charged to operations was $1,248 and $4,785 in fiscal years ended April 30, 2004 and 2005, respectively.

(b)                                 Investment in Waste-to-Energy Facilities

The Company owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity. Maine Energy sells the electricity it produces to Central Maine Power (“Central Maine”) pursuant to a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour (“kWh”), which escalates annually by 2% (8.96 cents per kWh as of April 30, 2005). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3,750 to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2005 was $11,250.

Maine Energy produced and sold 158,075,200 kWh, 150,732,000 kWh and 156,146,000 kWh of electricity to Central Maine in the fiscal years ended April 30, 2003, 2004 and 2005, respectively, thereby meeting its kWh requirements under the power purchase agreement.

Under the terms of a waste handling agreement between certain municipalities and Maine Energy, the latter is obligated to make a payment at the point in time that Maine Energy pays off its debt obligations (as defined), currently estimated to occur in 2008, or upon the consummation of an outright sale of Maine Energy. The obligation has been estimated by management and recorded at $9,700. Management believes the possibility of material loss in excess of this amount is remote.

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

During the period of November 21, 1996 to October 9, 1997, the Company performed certain closure activities and installed a cut-off wall at the Clinton County landfill, located in Clinton County, New York. In April 1999, the New York State Department of Labor (“DOL”) alleged that the Company should have paid prevailing wages in connection with the labor associated with such activities. The Company has disputed the allegations and a hearing on the liability issue was held on September 16, 2002. In November 2002, both sides submitted proposed findings of fact and conclusions of law. On May 12, 2004, the Commissioner of Labor issued an order finding that the closure activities and the cut-off wall project were “public works” projects that were subject to prevailing wage requirements. On June 10, 2004 the Company filed a judicial challenge to the Commissioner’s decision, which was stayed for a nine-month period.  On April 15, 2005, the Company reached a settlement with the DOL whereby the Company agreed to pay back wages in the amount of $482, interest in the amount of $222, and a civil penalty in the amount of $35.  The Company also withdrew its appeal of the Commissioner’s findings.

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s NCES landfill, at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  An interlocutory appeal to the Supreme Court by NCES regarding a Superior Court judge’s denial of a motion to recuse herself was denied on November 18, 2004.  The parties have filed numerous motions for summary judgment before the trial court.  On April 19, 2005, the Superior Court judge granted NCES’ partial motion for summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that the state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation.  A remand trial will be scheduled for the remaining issues not resolved by summary judgment (whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community).

On or about November 7, 2001, the Company’s subsidiary New England Waste Services of ME, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, the Company has cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether the plaintiffs are barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiffs in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of ME, Inc. was a defendant. On or about February 12, 2003, plaintiffs filed an appeal. On September 24, 2004, the Massachusetts State Appeals court reversed the Superior Court and reinstated the dismissed cases.  On May 20, 2005, plaintiff proposed to dismiss without prejudice the two actions in which New England Waste Services of ME, Inc. is a defendant.  The Company believes it has meritorious defenses to these claims.

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

On or about September 17, 2003, the Company was served with a complaint filed in the Superior Court of Delaware. The complaint alleges that Manner Resins, Inc., the Company’s wholly-owned subsidiary, was a party to a lease agreement where it was a tenant and the plaintiff was the landlord. The complaint further alleges that KTI, Inc., the Company’s wholly-owned subsidiary, guaranteed the tenant’s obligations under the lease. The landlord alleges that the tenant is in default of the lease in that it constructed improvements without consent, damaged certain structures and failed to make certain payments. Plaintiff’s demand for damages is $867. The Company filed a summary judgment motion to dismiss Manner Resins, Inc. in that it was incorrectly named as a party since the tenant is a company now known as First State Recycling, Inc. (“First State”), which the Company sold on August 11, 2000.  On June 3, 2005, the Court granted the Company’s motion for summary judgment effectively dismissing Manner Resins, Inc.  While KTI, Inc. remains in the litigation, the buyer of First State has agreed to indemnify and defend the Company from any liability that KTI, Inc. might have in the litigation.   The Company believes it has meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court for the District of Maine.  The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology.  In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance.  The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents.  The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees.  The court allowed the City’s requests to amend its complaint to assert (1) an additional CAA claim that Maine Energy filed with the Maine DEP a compliance certification for calendar year 2002 which failed to disclose required information concerning VOC emissions, and (2) an additional claim that the installation of the odor control system constituted a major modification under the Maine DEP air rules, which required Maine Energy to obtain emission offsets and to apply the most stringent level of emission control known as the Lowest Available Emission Rate or LAER.  This latter amendment sought additional relief in the form of an order requiring that Maine Energy obtain emission offsets and apply LAER to emissions from its tipping and processing operations.  On June 2, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place.  On or about May 25, 2004, Maine Energy received a revised 60-Day Notice of Intent to Sue Under the CAA from the Cities of Biddeford and Saco.  The Notice states that the Cities intend to refile suit under the CAA in the event that the ongoing settlement negotiations do not resolve the claims.  On or about July 22, 2004 and March 28, 2005, Maine Energy received from the United States Environmental Protection Agency (“EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA.  Maine Energy intends to fully cooperate with the EPA in connection with these requests for information pertaining to VOC emissions issues.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed.  The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period.  On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”).  The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations.  On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005.  On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers.  CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005.  On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties.

On March 10, 2005, the Zoning Enforcement Officer for the Town of Hardwick, Massachusetts rendered an opinion that more than half of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals.  A decision is expected by mid-July 2005.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area.

On March 14, 2005, the Company and the Company’s subsidiary New England Waste Services of ME, Inc. (“NEWSME”) were served with a complaint filed by the Environmental Exchange in the State of Maine Superior Court alleging restraint of trade, and conspiracy to monopolize trade.  The plaintiff claims that the Company’s ownership of NEWSME, which in turn owns the New England Organics line of business and the Pine Tree Landfill, allegedly enabled NEWSME to obtain favorable tipping fees at Pine Tree Landfill thereby excluding the plaintiff from competitively bidding on a contract with Indeck Maine Energy LLC to haul and dispose of fly ash.  Plaintiff alleges that the Company and NEWSME lessened competition and monopolized trade.  On April 4, 2005, the Company and NEWSME filed a motion to dismiss.   The Company believes it has meritorious defenses to these claims.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to their investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly.  The summons seeks the production of documents related to the Company’s operations in the State of Maine.  The Company believes it has meritorious defenses to these claims.

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

(e)                                  Employment Contracts

The Company has entered into employment contracts with four of its senior officers. Two contracts are dated December 8, 1999, while the other two are dated June 18, 2001 and July 20, 2001, respectively. Each contract has a three year term and a two year covenant not to compete from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,150. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses.

13.                               PREFERRED STOCK

The Company is authorized to issue up to 1,000 shares of preferred stock in one or more series. As of April 30, 2004 and 2005, the Company had 56 shares authorized, 56 and 54 shares issued and outstanding, respectively, of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends are cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon change in control of the Company.

During the fiscal years ended April 30, 2003, 2004 and 2005, the Company accrued $3,094, $3,252 and $3,338 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheets.

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

(b)                                 Stock Warrants

At April 30, 2004 and 2005, there were outstanding warrants to purchase 91 shares of the Company’s Class A Common Stock at exercise prices between $15.88 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants’ issuance. The warrants are exercisable and expire at varying times through November 2008.

(c)                                  Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the “1993 Option Plan”) provided for the issuance of a maximum of 300 shares of Class A Common Stock. As of April 30, 2004, options to purchase 14 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61. As of April 30, 2005, options to purchase 12 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61.  No further options may be granted under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2004, a total of 279 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $11.62. As of April 30, 2005, a total of 270 options to purchase Class A common Stock were outstanding at an average exercise price of $11.59. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the “1997 Option Plan”) provides for the issuance of 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2004, options to purchase 2,959 shares of Class A Common Stock at an average exercise price of $12.99 were outstanding under the 1997 Option Plan. As of April 30, 2005, options to purchase 2,938 shares of Class A Common Stock at a weighted average exercise price of $13.13 were outstanding under the 1997 Option Plan. As of April 30, 2005, 1,390 options were available for future grant under the 1997 Option Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 70 and 36 at April 30, 2004 and 2005, respectively, at weighted average exercise prices of $20.41 and $21.52, respectively. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock.  The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2004 and 2005, options to purchase 117 shares of Class A Common Stock at a weighted average exercise price of $11.44 and 159 shares of Class A Common Stock at a weighted average exercise price of $11.72 respectively, were outstanding. As of April 30, 2005, 39 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

On July 2, 2001, the Company offered its employees, other than executive officers, the opportunity to ask the Company to exchange options having an exercise price of $12.00 or more per share. For every two eligible options surrendered, the participating option holders received one new option on February 4, 2002 at an exercise price of $12.75, which was equal to the closing price of a common share as quoted by NASDAQ on that day 666 options were surrendered for exchange under the offering resulting in 333 options being granted to participants.

Options generally vest over a one to three year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.

Stock option activity for the fiscal years ended April 30, 2003, 2004 and 2005 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2002	4,237	$13.09
Granted	225	8.30
Terminated	(83)	(19.06)
Exercised	(26)	(5.28)

Outstanding, April 30, 2003	4,353	12.77
Granted	230	10.54
Terminated	(355)	22.28
Exercised	(791)	(6.11)

Outstanding, April 30, 2004	3,437	13.07
Granted	355	13.16
Terminated	(209)	(16.98)
Exercised	(168)	(9.48)
Outstanding, April 30, 2005	3,415	$12.93

Exercisable, April 30, 2003	3,982	$13.06

Exercisable, April 30, 2004	3,164	$13.27

Exercisable, April 30, 2005	3,063	$13.02

Set forth below is a summary of options outstanding and exercisable as of April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.61 - $6.91	128	3.2	$5.06	114	$4.97
$6.92 - $10.38	946	5.5	8.77	892	8.75
$10.39 - $15.58	1,857	6.0	13.23	1,572	13.25
$15.59 - $23.38	247	3.5	17.43	247	17.43
Over $23.39	237	3.0	26.77	238	26.77

Totals	3,415	5.4	$12.93	3,063	$13.02

The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2003, 2004 and 2005 is $8.30, $4.76 and $5.43, respectively.

15.                               EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company will contribute fifty cents for every dollar an employee invests in the 401(k) plan up to a maximum Company match of five-hundred dollars per calendar year.  The maximum Company match will increase to seven-hundred fifty dollars in fiscal year 2006.  Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2003, 2004 and 2005 amounted to $368, $397 and $365, respectively.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2003, 2004 and 2005, 28, 39 and 22 shares, respectively, of Class A Common Stock were issued under this plan.

16.                               INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2003, 2004 and 2005 consists of the following:

	Fiscal Year Ended April 30,
	2003	2004	2005
Federal—
Current	$22	$22	$69
Deferred	(729)	5,508	3,813
Deferred benefit of loss carryforwards	1,970	(7,985)	—
	1,263	(2,455)	3,882

State—
Current	871	360	524
Deferred	1,594	1,872	1,319
Deferred benefit of loss carryforwards	97	(1,399)	—
	2,562	833	1,843
	$3,825	$(1,622)	$5,725

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2003, 2004 and 2005 are as follows:

	Fiscal Year Ended April 30,
	2003	2004	2005

Federal statutory rate	35%	35%	35%
Tax at statutory rate	$2,766	$1,319	$4,527
State income taxes, net of federal benefit	1,647	(360)	604
(Decrease)/increase in valuation allowance	(3,173)	(2,746)	593
Losses on business dispositions	849	—	—
Non-deductible impairment charge	568	—	—
Increase in state tax rate, net of federal benefit	—	—	(95)
Other, net	1,168	165	96
	$3,825	$(1,622)	$5,725

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  Deferred tax assets and liabilities consist of the following at April 30, 2004 and 2005:

	April 30,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$43,599	$42,745
Accrued expenses and reserves	11,889	11,105
Deferred revenue	—	1,652
Alternative minimum tax credit carryforwards	672	715
Gain on business dispositions	329	332
Capital loss carryforward	224	—
Other	2,151	2,131
Total deferred tax assets	58,864	58,680
Less: valuation allowance	(10,317)	(5,411)
Total deferred tax assets after valuation allowance	48,547	53,269

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(33,030)	(30,337)
Amortization of intangibles	(8,219)	(13,400)
Basis difference in partnership interests	(2,602)	(7,713)
Other	(82)	(83)
Total deferred tax liabilities	(43,933)	(51,533)
Net deferred tax asset	$4,614	$1,736

At April 30, 2005, the Company has, for Federal income tax purposes, net operating loss carryforwards of approximately $108,807 that expire in years 2006 through 2024 and state net operating loss carryforwards of approximately $62,614 that expire in years 2006 through 2025. Substantial limitations restrict the Company’s ability to utilize certain Federal and state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for approximately $3,009 of the Federal net operating loss carryforwards and $47,117 of the state net operating loss carryforwards. In addition, the Company has approximately $715 minimum tax credit carryforward available that is not subject to limitation.

The $4,906 net decrease in the valuation allowance is primarily due to the reduction in the valuation allowance for Federal loss carryforwards as utilization of the Company’s tax losses is more certain, and the expiration of certain Federal and state loss carryforwards, offset in part by an increase in the valuation allowance for certain state loss carryforwards.  The change in the valuation allowance includes a $2,801 decrease related to Federal and state loss carryforwards that was recorded as a reduction to KTI goodwill.

The valuation allowance includes $1,364 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company’s current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

17.                               DISCONTINUED OPERATIONS, DIVESTITURES,  IMPAIRMENT CHARGES AND DEFERRED COSTS.

Discontinued Operations:

In the fourth quarter of fiscal 2003, the Company entered into negotiations with former employees for the transfer of its domestic brokerage operations and a commercial recycling business. The transaction was completed in June 2003. The commercial recycling business had been accounted for as a discontinued operation since fiscal 2001. Due to the nature of the transaction, the Company could not retain discontinued accounting treatment for this operation. Therefore, the commercial recycling business’ operating results have been reclassified from discontinued to continuing operations for fiscal 2003. In fiscal 2001, estimated future losses from this operation were recorded and classified as losses from discontinued operations. This amount has been reclassified and offset against actual losses from operations in fiscal 2003.

During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (“Data Destruction”) for cash sale proceeds of $3,050.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2003, 2004 and 2005.  Also in connection with the discontinued accounting treatment, the loss (net of tax)

from the sale amounting to $82 has been recorded and classified as a loss on disposal of discontinued operations.

Other Divestitures:

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

Impairment Charges:

In the fourth quarter of fiscal 2004 the Company recorded an impairment charge of $1,663, consisting of a $404 write-down of our investment in Resource Optimization Technology (“ROT”), a compost facility, which the Company transferred at no cost to a third party in February 2005 and subsequently liquidated the entity; a charge of $926 relating to the sale of buildings and land at its former recycling facility in Mechanics Falls, Maine; and a charge of $333 for the discontinued Rockingham landfill project.

In the fourth quarter of fiscal 2003, the Company recorded an impairment charge of $4,864 to adjust the book value of the domestic brokerage and commercial recycling business to net realizable value.

Deferred Costs:

In the second quarter of fiscal 2005, the Company recorded a charge of $295 as deferred costs to reflect the write-off of development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania.

18.                               EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2003	2004	2005
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,078	$5,392	$7,211
Less: preferred stock dividends	(3,094)	(3,252)	(3,338)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$984	$2,140	$3,873

Denominator:
Number of shares outstanding, end of period:
Class A common stock	22,769	23,496	23,860
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(41)	(482)	(169)
Weighted average number of common shares used in basic EPS	23,716	24,002	24,679
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	188	443	514
Weighted average number of common shares used in diluted EPS	23,904	24,445	25,193

For the fiscal years ended April 30, 2003, 2004 and 2005, 8,408, 6,513 and 6,079, respectively, of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

19.                               RELATED PARTY TRANSACTIONS

(a)                                  Services

During fiscal years ended April 30, 2003, 2004 and 2005, the Company retained the services of a related party, a company wholly owned by two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2003, 2004 and 2005 were $1,525, $5,759 and $9,193, respectively, of which $499 and $388 were outstanding and included in accounts payable at April 30, 2004 and 2005, respectively.

(b)                                 Leases

On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $22 and expire in April 2008. Total expense charged to operations for fiscal years ended April 30, 2003, 2004 and 2005 under these agreements was $196, $255 and $275, respectively.

(c)                                  Landfill Post-closure

The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2003, 2004 and 2005, the Company paid $8, $9 and $8 respectively, pursuant to this agreement. As of April 30, 2004 and 2005, the Company has accrued $106 and $53 respectively, for costs associated with its post-closure obligations.

(d)                                 Transfer Station Lease

In June 1994, the Company entered into a transfer station lease for a term of 10 years. The transfer station was owned by a current member of the Company’s Board of Directors, who became a director upon the execution of the lease. Under the terms of the lease the Company agreed to pay monthly rent for the first five years at a rate of five dollars per ton of waste disposed of at the transfer station, with a minimum rent of $7 per month. In June 1999, the monthly rent was lowered to a rate of two dollars per ton of waste disposed, with a minimum rent of $3 per month. Total lease payments for the fiscal years ended April 30, 2003 and 2004 were $55 and $35, respectively.  In October 2003, the Company agreed to assume the post-closure obligations at an adjacent closed landfill owned by the same member of the Company’s Board of Directors in exchange for ownership of the transfer station and closed landfill site and termination of the lease and rental obligations.

(e)                                  Employee Loans

As of April 30, 2004 and 2005, the Company has recourse loans to officers and employees outstanding in the amount of $1,015 and $1,004, respectively. The interest on these notes is payable upon demand by the Company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (6.00% at April 30, 2005). Non current assets includes notes from officers consisting of $1,016 and $916 at April 30, 2004 and 2005, respectively.  Current assets include receivables associated with loans to employees of the Company amounting to $89 and $88 at April 30, 2004 and 2005, respectively.

(f)                                    Commodity Sales

The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $3,375, $3,071 and $3,560 for fiscal years ended April 30, 2003, 2004 and 2005, respectively.

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

The Company classifies its operations into North Eastern region, South Eastern region, Central region, Western region and FCR Recycling. The Company’s revenues in the North Eastern region, South Eastern region, Central region and Western region segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, cardboard, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, major customer accounts and earnings from equity method investees, are included in Other.

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2003

Outside revenues	$76,903	$76,415	$90,524	$68,451	$92,981
Inter-segment revenues	21,771	17,673	43,253	13,740	22,447
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,624	(7,878)	18,445	2,521	(2,259)
Depreciation and amortization	16,724	5,982	11,531	8,204	3,375
Interest expense (net)	3,642	6,455	(204)	6,811	10,233
Capital expenditures	9,234	6,966	9,734	9,874	4,900
Goodwill	26,617	30,117	25,485	49,847	27,616
Total assets	$149,302	$89,268	$107,694	$110,045	$64,989

	Other	Eliminations	Total
Year Ended April 30, 2003

Outside revenues	$14,244	$—	$419,518
Inter-segment revenues	1	(118,885)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(8,375)	—	4,078
Depreciation and amortization	2,063		47,879
Interest expense (net)	(901)		26,036
Capital expenditures	1,217		41,925
Goodwill	—		159,682
Total assets	$81,398	$—	$602,696

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2004

Outside revenues	$82,658	$84,713	$100,789	$77,669	$75,366
Inter-segment revenues	24,361	26,370	48,458	15,930	3,635
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,422	(14,616)	18,208	1,178	5,247
Depreciation and amortization	17,747	13,239	12,778	9,899	3,910
Interest expense (net)	3,741	9,079	(639)	7,357	4,313
Capital expenditures	12,795	12,921	14,410	13,771	2,769
Goodwill	25,770	30,490	28,684	50,918	21,368
Total assets	$169,412	$129,163	$114,630	$122,109	$59,457

	Other	Eliminations	Total
Year Ended April 30, 2004

Outside revenues	$16,766	$—	$437,961
Inter-segment revenues	—	(118,754)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(7,047)	—	5,392
Depreciation and amortization	2,023		59,596
Interest expense (net)	1,398		25,249
Capital expenditures	1,669		58,335
Goodwill	—		157,230
Total assets	$76,161	$—	$670,932

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2005

Outside revenues	$93,439	$89,176	$108,700	$92,684	$82,009
Inter-segment revenues	24,383	28,963	53,527	21,271	462
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,322	(19,038)	19,288	$4,354	$9,860
Depreciation and amortization	18,059	14,141	14,855	12,999	3,723
Interest expense (net)	5,241	12,756	(1,738)	8,560	2,782
Capital expenditures	14,707	11,206	21,087	22,323	9,325
Goodwill	25,340	31,645	30,158	53,450	16,899
Total assets	$172,427	$135,364	$125,592	$149,317	$60,000

	Other	Eliminations	Total
Year Ended April 30, 2005

Outside revenues	$15,956	$—	$481,964
Inter-segment revenues	2	(128,608)	—
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(8,575)	—	7,211
Depreciation and amortization	1,860		65,637
Interest expense (net)	1,789		29,390
Capital expenditures	1,416		80,064
Goodwill	—		157,492
Total assets	$69,754	$—	$712,454

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2003 (1)	2004 (1)	2005
Collection	$208,896	$226,840	$237,877
Landfill / disposal facilities	60,039	69,639	80,132
Transfer	35,060	38,830	41,862
Recycling	78,465	99,362	122,093
Brokerage	37,058	3,290	—

Total	$419,518	$437,961	$481,964

(1)                                  Revenue attributable to services provided in fiscal years ended April 30, 2003 and 2004 have been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

21.                               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2004 and 2005.

Fiscal Year 2004	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Revenues	$113,449	$111,548	$104,144	$108,820
Operating income	10,321	10,169	7,362	4,855
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	3,465	5,704	1,486	(5,263)
Net income (loss) available to common stockholders	5,396	4,886	672	(6,101)
Income per common share:
Basic:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.11	0.20	0.03	(0.25)
Net income (loss) available to common stockholders	0.22	0.20	0.03	(0.25)
Diluted:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.11	0.20	0.03	(0.25)
Net income (loss) available to common stockholders	0.22	0.20	0.03	(0.25)

Fiscal Year 2005	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$123,672	$126,381	$116,080	$115,831
Operating income	12,657	12,756	7,570	8,450
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,762	3,485	1,397	(433)
Net income (loss) available to common stockholders	2,005	2,562	568	(1,204)
Income per common share:
Basic:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.08	0.11	0.02	(0.05)
Net income (loss) available to common stockholders	0.08	0.10	0.02	(0.05)
Diluted:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	0.08	0.11	0.02	(0.05)
Net income (loss) available to common stockholders	0.08	0.10	0.02	(0.05)

(1)               The Company divested the assets of Data Destruction during the quarter ended October 31, 2004.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations for fiscal years ended April 30, 2003, 2004 and 2005 and the above quarterly summary data has been revised from amounts previously reported.

22.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2004 and 2005; the condensed consolidating results of operations for the fiscal years ended April 30, 2003, 2004 and 2005; and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2003, 2004 and 2005 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2004

(In thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$7,805	$(196)	$398	$—	$8,007
Restricted Cash	—	121	8	—	129
Accounts receivable - trade, net of allowance for doubtful accounts	83	48,096	1,283	—	49,462
Refundable income taxes	623	—	—	—	623
Inventory	—	1,848	—	—	1,848
Other current assets	5,301	3,982	949	(797)	9,435
Total current assets	13,812	53,851	2,638	(797)	69,504

Property, plant and equipment, net of accumulated depreciation and amortization	2,764	367,589	1,685	—	372,038
Intangible assets, net	—	157,230	—	—	157,230
Deferred income taxes	286	—	—	—	286
Investments in subsidiaries	(35,115)	—	—	35,115	—
Assets under contractual obligation	—	2,148	—	—	2,148
Other non-current assets	25,970	35,725	12,410	(4,379)	69,726
	(6,095)	562,692	14,095	30,736	601,428

Intercompany receivable	553,154	(555,465)	(2,069)	4,380	—

	$560,871	$61,078	$14,664	$34,319	$670,932

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$1,500	$1,942	$2,100	$—	$5,542
Accounts payable	1,780	37,516	738	—	40,034
Accrued payroll and related expenses	1,405	5,982	38	—	7,425
Accrued interest	6,022	2	—	—	6,024
Accrued closure and post-closure costs, current portion	—	1,928	543	—	2,471
Other current liabilities	3,382	12,372	10,918	(797)	25,875
Total current liabilities	14,089	59,742	14,337	(797)	87,371

Long-term debt, less current maturities	347,957	1,206	—	—	349,163
Other long-term liabilities	1,694	32,860	2,713	—	37,267

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, 55,750 shares authorized, issued and outstanding, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,076	—	—	—	67,076

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value issued and outstanding - 23,496,000 shares	235	101	100	(201)	235
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	408	1,933	—	(1,933)	408
Additional paid-in capital	272,993	48,270	2,595	(50,865)	272,993
Accumulated deficit	(143,591)	(83,034)	(5,081)	88,115	(143,591)

Total stockholders’ equity	130,055	(32,730)	(2,386)	35,116	130,055

	$560,871	$61,078	$14,664	$34,319	$670,932

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2005

(In thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$(2,383)	$10,146	$815	$—	$8,578
Restricted cash	—	70	—	—	70
Accounts receivable - trade, net of allowance for doubtful accounts	76	50,998	652	—	51,726
Refundable income taxes	874	—	—	—	874
Inventory	—	2,538	—	—	2,538
Other current assets	596	4,161	840	—	5,597
Total current assets	(837)	67,913	2,307	—	69,383

Property, plant and equipment, net of accumulated depreciation and amortization	2,928	411,506	(1,681)	—	412,753
Intangible assets, net	—	157,492	—	—	157,492
Deferred income taxes	3,155	—	—	—	3,155
Investment in subsidiaries	(18,424)	—	—	18,424	—
Assets under contractual obligation	—	1,392	—	—	1,392
Other non-current assets	25,430	36,287	10,941	(4,379)	68,279
	13,089	606,677	9,260	14,045	643,071

Intercompany receivable	587,569	(589,512)	(2,436)	4,379	—

	$599,821	$85,078	$9,131	$18,424	$712,454

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$281	$—	$—	$281
Accounts payable	1,425	44,654	28	—	46,107
Accrued payroll and related expenses	2,243	7,320	125	—	9,688
Accrued interest	4,816	2	—	—	4,818
Deferred income taxes	1,419	—	—	—	1,419
Accrued closure and post-closure costs, current portion	—	4,748	542	—	5,290
Other current liabilities	3,975	10,474	10,702	—	25,151

Total current liabilities	13,878	67,479	11,397	—	92,754

Long-term debt, less current maturities	377,760	676	—	—	378,436
Other long-term liabilities	1,437	30,085	2,996	—	34,518

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,750, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	—	—	—	67,964

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,860,000 shares	239	101	100	(201)	239
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	767	1,276	(53)	(1,223)	767
Additional paid-in capital	274,088	48,035	2,596	(50,631)	274,088
Accumulated deficit	(136,322)	(62,574)	(7,905)	70,479	(136,322)
Total stockholders’ equity	138,782	(13,162)	(5,262)	18,424	138,782

	$599,821	$85,078	$9,131	$18,424	$712,454

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2003

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$415,432	$13,949	$(9,863)	$419,518

Operating expenses:
Cost of operations	(926)	274,979	13,389	(9,863)	277,579
General and administration	(3)	54,887	548	—	55,432
Depreciation and amortization	1,812	43,798	2,269	—	47,879
Impairment charge	400	4,464	—	—	4,864
	1,283	378,128	16,206	(9,863)	385,754
Operating income (loss)	(1,283)	37,304	(2,257)	—	33,764

Other expense/(income), net:
Interest income	(27,864)	(3,398)	(160)	31,104	(318)
Interest expense	26,826	30,232	400	(31,104)	26,354
(Income) loss from equity method investments	50,265	(2,073)	—	(50,265)	(2,073)
Loss on debt extinguishment	3,649	—	—	—	3,649
Minority interest	—	—	(152)	—	(152)
Other (income)/expense, net	1,420	(2,536)	(483)	—	(1,599)
Other expense/(income), net	54,296	22,225	(395)	(50,265)	25,861

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(55,579)	15,079	(1,862)	50,265	7,903
(Benefit) provision for income taxes	4,229	—	(404)	—	3,825

Income (loss) from continuing operations before dicontinued operations and cumulative effect of change in accounting principle	(59,808)	15,079	(1,458)	50,265	4,078
Reclassification adjustment from discontinued operations, net	—	50	—	—	50
Loss on discontinued operations	—	(20)	—	—	(20)
Cumulative effect of change in accounting principle, net	—	(63,916)	—	—	(63,916)
Net (loss) income	(59,808)	(48,807)	(1,458)	50,265	(59,808)
Preferred stock dividend	3,094	—	—	—	3,094
Net (loss) income available to common stockholders	$(62,902)	$(48,807)	$(1,458)	$50,265	$(62,902)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2004

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$430,952	$16,849	$(9,840)	$437,961

Operating expenses:
Cost of operations	(935)	282,437	14,166	(9,840)	285,828
General and administration	67	57,193	907	—	58,167
Depreciation and amortization	1,793	51,524	6,279	—	59,596
Impairment Charge	—	925	738	—	1,663
	925	392,079	22,090	(9,840)	405,254
Operating income (loss)	(925)	38,873	(5,241)	—	32,707

Other expense/(income), net:
Interest income	(24,587)	(1,363)	(97)	25,796	(251)
Interest expense	25,745	25,363	188	(25,796)	25,500
(Income) loss from equity method investments	(8,715)	(2,261)	—	8,715	(2,261)
Other expense/(income), net:	(289)	6,338	(100)	—	5,949
Other expense/(income), net	(7,846)	28,077	(9)	8,715	28,937

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of of change in accounting principle	6,921	10,796	(5,232)	(8,715)	3,770
(Benefit) provision for income taxes	(1,184)	—	(438)	—	(1,622)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	8,105	10,796	(4,794)	(8,715)	5,392
Loss from discontinued operations, net	—	(10)	—	—	(10)
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income (loss)	8,105	13,304	(4,589)	(8,715)	8,105
Preferred stock dividend	3,252	—	—	—	3,252
Net income (loss) available to common stockholders	$4,853	$13,304	$(4,589)	$(8,715)	$4,853

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2005

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$477,401	$14,429	$(9,866)	$481,964

Operating expenses:
Cost of operations	(187)	310,144	10,830	(9,866)	310,921
General and administration	506	62,095	1,077	—	63,678
Depreciation and amortization	1,621	58,642	5,374	—	65,637
Impairment charge	—	295	—	—	295
	1,940	431,176	17,281	(9,866)	440,531
Operating income (loss)	(1,940)	46,225	(2,852)	—	41,433

Other expense/(income), net:
Interest income	(29,044)	(116)	(325)	29,032	(453)
Interest expense	30,812	27,932	132	(29,032)	29,844
(Income) loss from equity method investments	(17,841)	(2,883)	—	17,841	(2,883)
Loss on debt extinguishment	1,716	—	—	—	1,716
Other expense/(income), net:	(411)	686	(2)	—	273
Other expense/(income), net	(14,768)	25,619	(195)	17,841	28,497

Income (loss) from continuing operations before income taxes and discontinued operations	12,828	20,606	(2,657)	(17,841)	12,936
Provision for income taxes	5,559	—	166	—	5,725

Income (loss) from continuing operations before discontinued operations	7,269	20,606	(2,823)	(17,841)	7,211

Discontinued operations:
Income from discontinued operations, net	—	140	—	—	140
Loss on disposal of discontinued operations, net	—	(82)	—	—	(82)
Net income (loss)	7,269	20,664	(2,823)	(17,841)	7,269
Preferred stock dividend	3,338	—	—	—	3,338
Net income (loss) available to common stockholders	$3,931	$20,664	$(2,823)	$(17,841)	$3,931

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2003

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$3,947	$63,696	$2,534	$(3,225)	$66,952
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(18,068)	—	—	(18,068)
Additions to property, plant and equipment	(369)	(39,509)	(2,047)	—	(41,925)
(Advances to) proceeds from unconsolidated entities	(5,329)	27	—	—	(5,302)
Other	—	2,087	—	—	2,087
Net Cash Used In Investing Activities	(5,698)	(55,463)	(2,047)	—	(63,208)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	376,737	2,541	1,243	—	380,521
Principal payments on long-term debt	(354,558)	(5,902)	(1,445)	—	(361,905)
Deferred financing costs	(11,466)	—	—	—	(11,466)
Proceeds from exercise of stock options	460	—	—	—	460
Intercompany borrowings	1,126	(2,531)	(1,820)	3,225	—
Net Cash Provided by (Used in) Financing Activities	12,299	(5,892)	(2,022)	3,225	7,610
Net increase (decrease) in cash and cash equivalents	10,548	2,341	(1,535)	—	11,354
Cash and cash equivalents, beginning of period	(2,289)	4,274	2,313	—	4,298
Cash and cash equivalents, end of period	$8,259	$6,615	$778	$—	$15,652

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2004

(In thousands)

		Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

	Net Cash Provided by Operating Activities	$1,560	$64,602	$3,736	$—	$69,898
	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	—	(31,947)	—	—	(31,947)
Additions to property, plant and equipment	- growth	—	(10,271)	—	—	(10,271)
	- maintenance	(1,561)	(43,762)	(2,741)	—	(48,064)
	Payments on landfill operating lease contracts	—	(32,223)	—	—	(32,223)
	Proceeds from divestitures	—	4,984	—	—	4,984
	Advances to unconsolidated entities	(7,332)	—	—	—	(7,332)
	Other	—	1,195	—	—	1,195
	Net Cash Used In Investing Activities	(8,893)	(112,024)	(2,741)	—	(123,658)
	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	193,285	2,018	—	—	195,303
	Principal payments on long-term debt	(146,626)	(2,667)	(1,269)	—	(150,562)
	Deferred financing costs	(2,632)	—	—	—	(2,632)
	Proceeds from exercise of stock options	4,006	—	—	—	4,006
	Intercompany borrowings	(47,164)	47,270	(106)	—	—
	Net Cash Provided by (Used in) Financing Activities	869	46,621	(1,375)	—	46,115
	Net decrease in cash and cash equivalents	(6,464)	(801)	(380)	—	(7,645)
	Cash and cash equivalents, beginning of period	8,259	6,615	778	—	15,652
	Cash and cash equivalents, end of period	$1,795	$5,814	$398	$—	$8,007

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2005

(In thousands)

		Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

	Net Cash Provided by (Used in) Operating Activities	$(1,325)	$81,571	$2,788	$—	$83,034
	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	—	(9,513)	—	—	(9,513)
Additions to property, plant and equipment	- growth	—	(24,723)	—	—	(24,723)
	- maintenance	(1,314)	(52,947)	(1,080)	—	(55,341)
	Payments on landfill operating lease contracts	—	(20,276)	—	—	(20,276)
	Proceeds from divestitures	—	3,050	—	—	3,050
	Other	—	3,048	—	—	3,048
	Net Cash Used In Investing Activities	(1,314)	(101,361)	(1,080)	—	(103,755)
	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	318,900	—	—	—	318,900
	Principal payments on long-term debt	(290,668)	(4,214)	(1,328)	—	(296,210)
	Deferred financing costs	(3,051)	—	—	—	(3,051)
	Proceeds from exercise of stock options	1,653	—	—	—	1,653
	Intercompany borrowings	(28,373)	28,336	37	—	—
	Net Cash Provided by (Used in) Financing Activities	(1,539)	24,122	(1,291)	—	21,292
	Net increase (decrease) in cash and cash equivalents	(4,178)	4,332	417	—	571
	Cash and cash equivalents, beginning of period	1,795	5,814	398	—	8,007
	Cash and cash equivalents, end of period	$(2,383)	$10,146	$815	$—	$8,578

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of April 30, 2005, the Company’s internal control over financial reporting is effective based on those criteria.  The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under the Company’s equity compensation plans as of April 30, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (1)	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)

Equity compensation plans approved by security holders	3,379,627	$12.93	1,866,248	(3)
Equity compensation plans not approved by security holders	—	$—	—

(1)                                  This table excludes an aggregate of 36,073 shares issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of KTI, Inc. The weighted average exercise price of the excluded options is $21.52

(2)                                  In addition to being available for future issuance upon exercise of options that may be granted after April 30, 2005, 1,390,056 shares under the Company’s Amended and Restated 1997 Stock Incentive Plan, of the 1,866,248 reflected in column (c), may instead be issued in the form of restricted stock or other equity-based awards.

(3)                                  Includes 437,692 shares issuable under the Company’s 1997 Employee Stock Purchase Plan.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8:
Report of Independent Public Accountants
Consolidated Balance Sheets as of April 30, 2004 and 2005
Consolidated Statements of Operations for the fiscal years ended April 30, 2003, 2004, and 2005.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30 2003, 2004, and 2005.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2003, 2004, and 2005.
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.
(b)	The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.
(c)	The Exhibits that are filed as part of this Annual Report on Form 10-K are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.

Dated: June 28, 2005	/s/ John W. Casella
John W. Casella
By:	Chairman and Chief Executive Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive	June 28, 2005
John W. Casella	Officer (Principal Executive Officer)

s/ James W. Bohlig		June 28, 2005
James W. Bohlig	President and Chief Operating Officer, Director

/s/ Richard A. Norris	Senior Vice President and Chief Financial Officer (Principal	June 28, 2005
Richard A. Norris	Accounting and Financial Officer)

/s/ Douglas R. Casella		June 28, 2005
Douglas R. Casella	Director

/s/ John F. Chapple III		June 28, 2005
John F. Chapple III	Director

/s/ Gregory B. Peters		June 28, 2005
Gregory B. Peters	Director

/s/ James F. Callahan, Jr.		June 28, 2005
James F. Callahan, Jr.	Director

/s/ D. Randolph Peeler		June 28, 2005
D. Randolph Peeler	Director

/s/ Joseph G. Doody		June 28, 2005
Joseph G. Doody	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June , 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 27, 2005

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Fiscal Year Ended April 30,
	2003	2004	2005

Balance at beginning of period	$821	$895	$583
Additions - Charged to expense	798	1,524	1,115
Deductions - Bad debts written off, net of recoveries (1)	(724)	(1,836)	(991)
Balance at end of period	$895	$583	$707

(1) Compared to fiscal year 2003, bad debt expense increased in fiscal year 2004 mainly due to several large customer bankruptcies, as well as poorer than anticipated collection experience from three recently acquired businesses

Restructuring

(in thousands)

	Fiscal year Ended April 30,
	2003	2004	2005

Balance at beginning of period	$37	$—	$—
Additions - Charged to expense	—	—	—
Deductions - Amounts paid	(37)	—	—
Balance at end of period	$—	$—	$—

EXHIBIT INDEX

Exhibit No.	Description

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

10.16

Amendment No. 1 to Stock Option Agreement, dated as of May 12, 1999, by and between KTI, Inc. and the Registrant (incorporated herein by reference to the current report on Form 8-K of Casella as filed May 13, 1999 (file no.000-23211)).

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

10.40

Amendment No. 4 to Second Amended and Restated Revolving Credit and Term Loan Agreement. (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on June 25, 2004 (file no. 000-23211)).

10.41

Summary of compensatory arrangements including cash bonus arrangement, and salaries and other compensatory terms for executive officers (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 21, 2005 (file no. 000-23211)).

10.42	Summary of compensating arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on March 8, 2005 (file no. 000-23211)).
10.43

Amended and Restated Revolving Credit Agreement, dated April 28, 2005, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Bank of America, N.A., individually and as administrative agent, and Bank of America Securities LLC, as sole arranger and sole book manager, with Citizens Bank, as syndication agent and Sovereign Bank, Wachovia Bank and Calyon New York Branch, as co-documentation agents.

21.1	Subsidiaries of Casella Waste Systems, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP on Financial Statements of US GreenFiber, LLC.
31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of US GreenFiber, LLC