Form 10-Q
period 2005-07-31
CASELLA WASTE SYSTEMS INC
filed 2005-09-09
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 31 2005:

Class A Common Stock	23,913,103
Class B Common Stock	988,200

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	July 31,
ASSETS	2005	2005

CURRENT ASSETS:
Cash and cash equivalents	$8,578	$6,773
Restricted cash	70	71
Accounts receivable - trade, net of allowance for doubtful accounts of $707 and $604	51,726	56,642
Notes receivable - officers/employees	88	87
Refundable income taxes	874	573
Prepaid expenses	4,371	4,104
Inventory	2,538	2,504
Other current assets	1,138	1,179
Total current assets	69,383	71,933

Property, plant and equipment, net of accumulated depreciation and amortization of $324,903 and $341,278	412,753	431,515
Goodwill	157,492	158,264
Intangible assets, net	2,711	2,436
Restricted cash	12,124	12,175
Notes receivable - officers/employees	916	916
Deferred income taxes	3,155	69
Investments in unconsolidated entities	37,699	36,928
Net assets under contractual obligation	1,392	1,078
Other non-current assets	14,829	14,542
	643,071	657,923

	$712,454	$729,856

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2005

CURRENT LIABILITIES:
Current maturities of long-term debt	$281	$315
Current maturities of capital lease obligations	632	643
Accounts payable	46,107	48,104
Accrued payroll and related expenses	9,688	4,902
Accrued interest	4,818	11,891
Deferred income taxes	1,419	41
Current accrued capping, closure and post-closure costs	5,290	4,064
Other accrued liabilities	24,519	24,529
Total current liabilities	92,754	94,489

Long-term debt, less current maturities	378,436	389,580
Capital lease obligations, less current maturities	1,475	1,310
Accrued capping, closure and post-closure costs, less current maturities	21,338	22,959
Other long-term liabilities	11,705	11,549

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock -
Authorized - 55,750 shares, issued and outstanding - 53,750 shares, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	68,814

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,860,000 and 23,873,000 shares as of April 30, 2005 and July 31, 2005, respectively	239	239
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	767	740
Additional paid-in capital	274,088	273,381
Accumulated deficit	(136,322)	(133,215)
Total stockholders’ equity	138,782	141,155

	$712,454	$729,856

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2004	2005

Revenues	$123,672	$132,000

Operating expenses:
Cost of operations	78,277	85,587
General and administration	15,515	17,218
Depreciation and amortization	17,223	16,134
	111,015	118,939
Operating income	12,657	13,061
Other expense/(income), net:
Interest income	(58)	(167)
Interest expense	7,146	7,517
Loss from equity method investment	68	70
Other expense	530	51
Other expense, net	7,686	7,471

Income from continuing operations before income taxes and discontinued operations	4,971	5,590
Provision for income taxes	2,209	2,483

Income from continuing operations before discontinued operations	2,762	3,107

Income from discontinued operations (net of income tax provision of $56)	81	—
Net income	2,843	3,107
Preferred stock dividend	838	850
Net income available to common stockholders	$2,005	$2,257

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2004	2005
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations available to common stockholders	$0.08	$0.09
Income from discontinued operations, net	—	—

Net income per common share available to common stockholders	$0.08	$0.09

Basic weighted average common shares outstanding	24,492	24,852

Diluted:
Income from continuing operations before discontinued operations available to common stockholders	$0.08	$0.09
Income from discontinued operations, net	—	—

Net income per common share available to common stockholders	$0.08	$0.09

Diluted weighted average common shares outstanding	25,092	25,218

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Three Months Ended July 31,
		2004	2005
	Cash Flows from Operating Activities:
	Net income	$2,843	$3,107
	Adjustments to reconcile net income to net cash provided by operating activities -
	Depreciation and amortization	17,223	16,134
	Depletion of landfill operating lease obligations	1,347	1,428
	Loss from equity method investment	68	70
	Loss on sale of equipment	276	99
	Deferred income taxes	1,755	1,721
	Changes in assets and liabilities, net of effects of acquisitions and divestitures -
	Accounts receivable	(3,347)	(4,924)
	Accounts payable	458	1,997
	Other assets and liabilities	(910)	2,989
		16,870	19,514
	Net Cash Provided by Operating Activities	19,713	22,621

	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	(3,582)	(1,044)
Additions to property, plant and equipment	- growth	(5,309)	(14,941)
	- maintenance	(17,599)	(19,675)
	Payments on landfill operating lease contracts	(9,363)	(428)
	Proceeds from sale of equipment	188	324
	Proceeds from assets under contractual obligation	579	314
	Net Cash Used In Investing Activities	(35,086)	(35,450)

	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	44,850	35,955
	Principal payments on long-term debt	(34,306)	(24,931)
	Proceeds from exercise of stock options	240	—
	Net Cash Provided by Financing Activities	10,784	11,024
	Net decrease in cash and cash equivalents	(4,589)	(1,805)
	Cash and cash equivalents, beginning of period	8,007	8,578

	Cash and cash equivalents, end of period	$3,418	$6,773

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2004	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$2,558	$276
Income taxes, net of refunds	$117	$528

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$3,704	$1,129
Cash paid, net	(3,582)	(1,044)

Liabilities assumed and holdbacks to seller	$122	$85

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.                                      ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (the “Company”) as of April 30, 2005 and July 31, 2005, the consolidated statements of operations for the three months ended July 31, 2004 and 2005 and the consolidated statements of cash flows for the three months ended July 31, 2004 and 2005 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2005.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (the “Annual Report”).  The results for the three months ended July 31, 2005 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2006.

2.                                      RECLASSIFICATIONS

The Company divested the assets of Data Destruction Services, Inc. (“Data Destruction”) during the quarter ended October 31, 2004.  The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations for the three months ended July 31, 2004.

Effective November 1, 2004 the Eastern region was divided into the North Eastern and South Eastern regions because of a change in the Company’s internal reporting structure.  Therefore, segment data for the three months ended July 31, 2004 has been revised to reflect changes in the Company’s segment classifications.

3.                                      BUSINESS COMBINATIONS

During the three months ended July 31, 2005, the Company acquired three solid waste hauling operations.  The Company also recorded additional expenditures related to landfill development for a landfill closure project acquired in the fourth quarter of fiscal year 2005.  These transactions were in exchange for total consideration of $1,062 including $1,044 in cash and $18 in liabilities assumed.  During the three months ended July 31, 2004, the Company acquired four solid waste hauling operations.  These transactions were in exchange for total consideration of $3,704 including $3,582 in cash and $122 in liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition including the value of non-compete agreements with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the three months ended July 31, 2004 and 2005 had been completed as of May 1, 2004.

	Three Months Ended July 31,
	2004	2005
Revenue	$123,868	$132,115
Income from continuing operations before discontinued operations	$2,780	$3,117
Net income	$2,861	$3,117
Diluted net income per common share	$0.08	$0.09

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2004 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.                                      GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2005 through July 31, 2005:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2005	$25,340	$31,645	$30,158	$53,450	$16,899	$157,492

Acquisitions	—	—	31	741	—	772

Balance, July 31, 2005	$25,340	$31,645	$30,189	$54,191	$16,899	$158,264

Intangible assets at April 30, 2005 and July 31, 2005 consist of the following:

	Covenants not to compete	Customer lists	Total
Balance, April 30, 2005
Intangible assets	$16,299	$688	$16,987
Less accumulated amortization	(13,670)	(606)	(14,276)
	$2,629	$82	$2,711

Balance, July 31, 2005
Intangible assets	$16,344	$688	$17,032
Less accumulated amortization	(13,967)	(629)	(14,596)
	$2,377	$59	$2,436

Amortization expense for the three months ended July 31, 2004 and 2005 was $401 and $323, respectively.  The intangible amortization expense estimated as of July 31, 2005, for the five years following 2005 is as follows:

2006	2007	2008	2009	2010
$1,030	$770	$398	$236	$121

5.                                      NEW ACCOUNTING STANDARDS

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

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  An interlocutory appeal to the Supreme Court by NCES regarding a Superior Court judge’s denial of a motion to recuse herself was denied on November 18, 2004.  The parties have filed numerous motions for summary judgment before the trial court.  On April 19, 2005, the Superior Court judge granted NCES’ partial motion for summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that the state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation.  A remand trial will be scheduled for the remaining issues not resolved by summary judgment.  Such unresolved issues include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community.  Prior to the remand trial, the court held a mandatory mediation on August 12, 2005, which resulted in settlement discussions that remain ongoing.

On March 10, 2005, the Zoning Enforcement Officer (ZEO) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (ZBA).  On July 13, 2005, the ZBA denied the Company’s appeal.  On August 1, 2005, the Company appealed the ZBA’s decision to the State’s Land Court.  The Company proposed a plan to implement an interim closure of the affected lot which included relocation of waste from an unlined area on a lot unaffected by the decision to the affected lot.  The ZEO issued a letter prohibiting the Company from relocating waste onto the affected lot.  The Company has appealled the ZEO decision to the ZBA.  The Company hopes to enter into settlement discussions with the Town in an effort to settle all appeals.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to their investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly.  The summons seeks the production of documents related to the Company’s operations in the State of Maine.  In July, 2005, the Maine Department of Environmental Protection (MEDEP) expressed additional concerns with the Operating Services Agreement related to whether or not it violates a Maine statute prohibiting the development of commercial landfills.  The Company is negotiating with both the Attorney General’s office and the MEDEP.  The Company believes it has meritorious defenses to these claims.

On June 23, 2005, the Company was advised that the State’s Attorney for Chittenden County, Vermont has initiated a formal investigation through the State’s Inquest process to determine if there is any criminal culpability in connection with the fatality on January 28, 2005 of a driver of the Company’s subsidiary All Cycle Waste, Inc. that occurred on the job when the driver’s rear-loader trash truck rolled over him when he was behind it.  The Company is cooperating with the investigation.  On July 21, 2005, the Company settled with the Vermont Occupational Safety and Health Administration, which was conducting a separate investigation of potential safety violations, by agreeing to pay a penalty in the amount of $28 in connection with four alleged general duty clause violations in connection with the accident.

On July 12, 2005, NCES received notice from the Attorney General of the State of New Hampshire that it has commenced an official investigation into allegations that asbestos was delivered to the NCES landfill by a third party and disposed there on several occasions between 1999 and 2002.  NCES is cooperating with the investigation.

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

8.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended July 31,
	2004	2005
Numerator:
Income from continuing operations before discontinued operations	$2,762	$3,107
Less: preferred stock dividends	(838)	(850)
Income from continuing operations before discontinued operations available to common stockholders	$1,924	$2,257

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,524	23,873
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(20)	(9)
Weighted average number of common shares used in basic EPS	24,492	24,852
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	600	366
Weighted average number of common shares used in diluted EPS	25,092	25,218

For the three months ended July 31, 2004 and 2005, 6,250 and 6,843 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

9.                                      COMPREHENSIVE INCOME

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements as well as the cumulative effect of the change in accounting principle due to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Also included in accumulated other comprehensive income is the change in fair value of certain securities classified as available for sale as well as the Company’s portion of the change in the fair value of commodity hedge agreements of the Company’s equity method investment, US GreenFiber.  Comprehensive income for the three months ended July 31, 2004 and 2005 is as follows:

	Three Months Ended July 31,
	2004	2005
Net income	$2,843	$3,107
Other comprehensive (loss) income	111	(26)
Comprehensive income	$2,954	$3,081

The components of other comprehensive income for the three months ended July 31, 2004 and 2005 are shown as follows:

	Three Months Ended July 31,
	2004			2005
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$—	$—	$—	$(49)	$(17)	$(32)
Change in fair value of interest rate swaps and commodity hedges during period	187	76	111	227	84	143
Reclassification to earnings for interest rate swap contracts	—	—	—	(137)	—	(137)
	$187	$76	$111	$41	$67	$(26)

10.                               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to thirty-one commodity hedge contracts as of July 31, 2005.  These contracts expire between August 2005 and April 2008.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of July 31, 2005 the fair value of these hedges was an obligation of $644, with the net amount (net of taxes of $261) recorded as an unrealized loss in accumulated other comprehensive income.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000.  The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of July 31, 2005, the fair value of these swaps was $73, with the net amount (net of taxes of $29) recorded as an unrealized gain in accumulated other comprehensive income.

11.                               STOCK BASED COMPENSATION PLANS

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, for which no compensation expense is recorded in the consolidated statements of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the underlying common stock on the grant date.

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value as of the grant date of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the three months ended July 31, 2004 and 2005.

	Three Months Ended July 31, 2004	Three Months Ended July 31, 2005

Risk free interest rate	3.95% - 3.97%	3.63% - 3.76%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	45.88%	40.35%

The total value of options granted would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Three Months Ended July 31,
	2004	2005
Net income available to common stockholders, as reported	$2,005	$2,257
Deduct: Total stock-based compensation expense determined under fair value based method, net	376	432
Net income available to common stockholders, pro forma	$1,629	$1,825

Basic income per common share:
As reported	$0.08	$0.09
Pro forma	$0.07	$0.07
Diluted income per common share:
As reported	$0.08	$0.09
Pro forma	$0.06	$0.07

12.                               SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.  Effective November 1, 2004 the Eastern region was divided into the North Eastern and South Eastern regions because of a change in the Company’s internal reporting structure.  Segment data for the three months ended July 31, 2004 has been revised to reflect changes in the Company’s segment classifications.

The Company classifies its operations into North Eastern, South Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass.  Included in “Other” are ancillary operations, mainly major customer accounts.

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2004 (1)

Outside revenues	$23,415	$23,882	$28,692	$23,978	$19,599
Depreciation and amortization	5,042	4,043	3,546	3,167	925
Operating income	1,003	(621)	5,924	3,818	2,839
Total assets	$171,815	$129,563	$119,911	$136,550	$55,165

	Other	Total
Three Months Ended July 31, 2004 (1)

Outside revenues	$4,106	$123,672
Depreciation and amortization	500	17,223
Operating income	(306)	12,657
Total assets	$73,263	$686,267

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2005

Outside revenues	$27,596	$24,397	$29,511	$25,522	$20,499
Depreciation and amortization	4,740	2,910	3,745	3,217	1,088
Operating income	1,866	523	4,682	3,380	3,005
Total assets	$177,078	$139,203	$128,812	$154,108	$65,676

	Other	Total
Three Months Ended July 31, 2005

Outside revenues	$4,475	$132,000
Depreciation and amortization	434	16,134
Operating income	(395)	13,061
Total assets	$64,979	$729,856

(1) Effective in fiscal year 2006, the Company has modified its internal reporting of the measurement of segment profit or loss.  Segment data for the three months ended July 31, 2004 has been conformed to reflect this modification.

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2004 (1)	2005
Collection	$61,690	$65,267
Landfill/disposal facilities	20,434	23,263
Transfer	11,596	11,649
Recycling	29,952	31,821
Total revenues	$123,672	$132,000

(1) Revenue attributable to services provided for the three months ended July 31, 2004 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

Net assets under contractual obligation amounted to $1,392 and $1,078 at April 30, 2005 and July 31, 2005, respectively.

Effective August 1, 2005, the Company transferred certain recycling operations to a former employee who had been responsible for managing those businesses.

Consideration for this transaction was in the form of a note receivable amounting up to $1,435 which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

Net assets of these businesses amounted to $283 and $399 at April 30, 2005 and July 31, 2005, respectively.

14.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Company is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2005 and July 31, 2005, and the condensed consolidating results of operations for the three months ended July 31, 2004 and 2005 and the condensed consolidating statements of cash flows for the three months ended July 31, 2004 and 2005 of (a) the Parent, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2005

(In thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$(2,383)	$10,146	$815	$—	$8,578
Restricted cash	—	70	—	—	70
Accounts receivable - trade, net of allowance for doubtful accounts	76	50,998	652	—	51,726
Refundable income taxes	874	—	—	—	874
Inventory	—	2,538	—	—	2,538
Other current assets	596	4,161	840	—	5,597
Total current assets	(837)	67,913	2,307	—	69,383

Property, plant and equipment, net of accumulated depreciation and amortization	2,928	411,506	(1,681)	—	412,753
Goodwill	—	157,492	—	—	157,492
Deferred income taxes	3,155	—	—	—	3,155
Investment in subsidiaries	(18,424)	—	—	18,424	—
Net assets under contractual obligation	—	1,392	—	—	1,392
Other non-current assets	25,430	36,287	10,941	(4,379)	68,279
	13,089	606,677	9,260	14,045	643,071

Intercompany receivable	587,569	(589,512)	(2,436)	4,379	—

	$599,821	$85,078	$9,131	$18,424	$712,454

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$281	$—	$—	$281
Accounts payable	1,425	44,654	28	—	46,107
Accrued payroll and related expenses	2,243	7,320	125	—	9,688
Accrued interest	4,816	2	—	—	4,818
Deferred income taxes	1,419	—	—	—	1,419
Current accrued closure and post-closure costs	—	4,748	542	—	5,290
Other current liabilities	3,975	10,474	10,702	—	25,151
Total current liabilities	13,878	67,479	11,397	—	92,754

Long-term debt, less current maturities	377,760	676	—	—	378,436
Other long-term liabilities	1,437	30,085	2,996	—	34,518

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,750, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	—	—	—	67,964

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,860,000 shares	239	101	100	(201)	239
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	767	1,276	(53)	(1,223)	767
Additional paid-in capital	274,088	48,035	2,596	(50,631)	274,088
Accumulated deficit	(136,322)	(62,574)	(7,905)	70,479	(136,322)
Total stockholders’ equity	138,782	(13,162)	(5,262)	18,424	138,782

	$599,821	$85,078	$9,131	$18,424	$712,454

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2005

(Unaudited)

(In thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$(2,019)	$8,337	$455	$—	$6,773
Restricted cash	—	71	—	—	71
Accounts receivable - trade, net of allowance for doubtful accounts	46	55,700	896	—	56,642
Refundable income taxes	573	—	—	—	573
Other current assets	216	6,801	857	—	7,874
Total current assets	(1,184)	70,909	2,208	—	71,933

Property, plant and equipment, net of accumulated depreciation and amortization	2,882	429,946	(1,313)	—	431,515
Goodwill	—	158,264	—	—	158,264
Deferred income taxes	69	—	—	—	69
Investment in subsidiaries	(12,694)	—	—	12,694	—
Other non-current assets	25,053	35,109	12,292	(4,379)	68,075
	15,310	623,319	10,979	8,315	657,923

Intercompany receivable	604,155	(606,585)	(1,949)	4,379	—

	$618,281	$87,643	$11,238	$12,694	$729,856

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

CURRENT LIABILITIES:
Accounts payable	$1,389	$46,655	$60	$—	$48,104
Accrued payroll and related expenses	1,269	3,626	7	—	4,902
Accrued interest	11,888	3	—	—	11,891
Deferred income taxes	41	—	—	—	41
Other current liabilities	3,338	13,273	12,940	—	29,551
Total current liabilities	17,925	63,557	13,007	—	94,489

Long-term debt, less current maturities	388,980	600	—	—	389,580
Other long-term liabilities	1,407	31,092	3,319	—	35,818

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,750, liquidation preference of $1,000 per share plus accrued but unpaid dividends	68,814	—	—	—	68,814

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,873,000 shares	239	101	100	(201)	239
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	740	860	(85)	(775)	740
Additional paid-in capital	273,381	48,506	2,596	(51,102)	273,381
Accumulated deficit	(133,215)	(57,073)	(7,699)	64,772	(133,215)
Total stockholders’ equity	141,155	(7,606)	(5,088)	12,694	141,155

	$618,281	$87,643	$11,238	$12,694	$729,856

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$122,540	$3,874	$(2,742)	$123,672

Operating expenses:
Cost of operations	97	78,003	2,919	(2,742)	78,277
General and administration	(173)	15,434	254	—	15,515
Depreciation and amortization	441	14,987	1,795	—	17,223
	365	108,424	4,968	(2,742)	111,015
Operating income (loss)	(365)	14,116	(1,094)	—	12,657

Other expense/(income), net:
Interest income	(7,003)	(16)	(39)	7,000	(58)
Interest expense	7,373	6,735	38	(7,000)	7,146
Loss (income) from equity method investments	(5,858)	68	—	5,858	68
Other expense/(income), net:	26	506	(2)	—	530
Other expense, net	(5,462)	7,293	(3)	5,858	7,686

Income (loss) from continuing operation before income taxes and discontinued operations	5,097	6,823	(1,091)	(5,858)	4,971
Provision (benefit) for income taxes	2,254	(56)	11	—	2,209

Income (loss) from continuing operations before discontinued operations	2,843	6,879	(1,102)	(5,858)	2,762

Income from discontinued operations, net	—	81	—	—	81

Net income (loss)	2,843	6,960	(1,102)	(5,858)	2,843

Preferred stock dividend	838	—	—	—	838
Net income (loss) available to common stockholders	$2,005	$6,960	$(1,102)	$(5,858)	$2,005

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$131,112	$3,073	$(2,185)	$132,000

Operating expenses:
Cost of operations	3	85,197	2,572	(2,185)	85,587
General and administration	(84)	17,051	251	—	17,218
Depreciation and amortization	370	15,644	120	—	16,134
	289	117,892	2,943	(2,185)	118,939
Operating income (loss)	(289)	13,220	130	—	13,061

Other expense/(income), net:
Interest income	(7,612)	(60)	(106)	7,611	(167)
Interest expense	7,931	7,173	24	(7,611)	7,517
Loss (income) from equity method investments	(6,178)	70	—	6,178	70
Other expense/(income), net:	(13)	64	—	—	51
Other expense/(income), net	(5,872)	7,247	(82)	6,178	7,471

Income (loss) before income taxes	5,583	5,973	212	(6,178)	5,590
Provision for income taxes	2,476	—	7	—	2,483

Net income (loss)	3,107	5,973	205	(6,178)	3,107
Preferred stock dividend	850	—	—	—	850
Net income (loss) available to common stockholders	$2,257	$5,973	$205	$(6,178)	$2,257

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$1,129	$16,984	$1,600	$—	$19,713
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(3,582)	—	—	(3,582)
Additions to property, plant and equipment	(289)	(21,843)	(776)	—	(22,908)
Acquisitions of landfill operating lease contracts	—	(9,363)	—	—	(9,363)
Other	—	767	—	—	767
Net Cash Used In Investing Activities	(289)	(34,021)	(776)	—	(35,086)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	44,850	—	—	—	44,850
Principal payments on long-term debt	(31,314)	(2,667)	(325)	—	(34,306)
Proceeds from exercise of stock options	240	—	—	—	240
Intercompany borrowings	(23,607)	23,515	92	—	—
Net Cash Provided by Financing Activities	(9,831)	20,848	(233)	—	10,784
Net decrease in cash and cash equivalents	(8,991)	3,811	591	—	(4,589)
Cash and cash equivalents, beginning of period	7,805	(196)	398	—	8,007
Cash and cash equivalents, end of period	$(1,186)	$3,615	$989	$—	$3,418

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$5,505	$16,632	$484	$—	$22,621
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,044)	—	—	(1,044)
Additions to property, plant and equipment	(324)	(34,051)	(241)	—	(34,616)
Payments on landfill operating lease contracts	—	(428)	—	—	(428)
Other	—	638	—	—	638
Net Cash Used In Investing Activities	(324)	(34,885)	(241)	—	(35,450)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	35,955	—	—	—	35,955
Principal payments on long-term debt	(24,747)	(184)	—	—	(24,931)
Intercompany borrowings	(16,025)	16,628	(603)	—	—
Net Cash Provided by (Used in) Financing Activities	(4,817)	16,444	(603)	—	11,024
Net (decrease) increase in cash and cash equivalents	364	(1,809)	(360)	—	(1,805)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(2,019)	$8,337	$455	$—	$6,773

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of August 31 2005, the Company owned and/or operated eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 38 solid waste collection operations, 34 transfer stations, 36 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $123.7 million for the quarter ended July 31, 2004 to $132.0 million for the quarter ended July 31, 2005.  From May 1, 2002 through April 30, 2005, the Company acquired 29 solid waste collection, transfer, disposal and recycling operations. Between May 1, 2005 and July 31, 2005 the Company acquired three solid waste hauling operations.  The Company also recorded additional expenditures related to landfill development for a landfill closure project acquired in the fourth quarter of fiscal year 2005.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

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

General

Revenues

The Company’s revenues in the North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of the Company’s residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in the FCR, Central and Western regions, consist of revenues from the sale of recyclable commodities and from operations and maintenance contracts of recycling facilities for municipal customers.

The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in the Company’s results of operations.  Also, in the “Other” segment, the Company has ancillary revenues including major customer accounts and earnings from the aforementioned joint venture.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  Collection revenues as a percentage of total revenue in the three months ended July 31, 2005 were lower compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the increase in landfill revenue dollars.  Higher collection revenues were recognized in the South Eastern region attributable to higher volumes as well as acquisition activity.  Landfill/disposal revenues as a percentage of total revenues increased in the three months ended July 31, 2005 due to higher landfill volumes in the North Eastern and Western regions.  Recycling revenues as a percentage of total revenue in the three months ended July 31, 2005 were lower compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the increase in landfill revenue dollars.  The increase in recycling revenue dollars is primarily attributable to higher volumes at FCR along with slightly higher commodity pricing.

	Three Months Ended July 31,
	2004 (1)	2005
Collection	49.9%	49.5%
Landfill/disposal facilities	16.5	17.6
Transfer	9.4	8.8
Recycling	24.2	24.1
Total revenues	100.0%	100.0%

(1) Percentage of revenues attributable to services provided for the three months ended July 31, 2004 have been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, except for accretion expense, the Company amortizes landfill retirement assets through a charge to cost of operations using a straight-line rate per ton as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  The Company depreciates all fixed and intangible assets, other than goodwill, to a zero net book value, and does not apply a salvage value to any fixed assets.

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

The Company will have material financial obligations relating to capping, closure and post-closure costs of the Company’s existing landfills and any disposal facilities which the Company may own or operate in the future.  The Company has provided and will in the future provide accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that the Company’s financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s Consolidated Financial Statements bear in relation to revenues.

	Three Months Ended July 31,
	2004	2005
Revenues	100.0%	100.0%
Cost of operations	63.3	64.8
General and administration	12.6	13.0
Depreciation and amortization	13.9	12.2
Operating income	10.2	10.0
Interest expense, net	5.7	5.6
Loss from equity method investment	0.1	0.1
Other expense	0.4	0.0
Provision for income taxes	1.8	1.9
Income from continuing operations before discontinued operations	2.2%	2.4%

Three Months Ended July 31, 2005 versus July 31, 2004

Revenues.  Revenues increased $8.3 million, or 6.7% to $132.0 million in the quarter ended July 31, 2005 from $123.7 million in the quarter ended July 31, 2004.  Revenues from the rollover effect of acquired businesses accounted for $1.8 million of the increase, primarily tuck-in hauling acquisitions in the Central, Western and South Eastern regions along with a newly acquired landfill closure project in the South Eastern region.  The revenue increase is also attributable to an increase in solid waste revenues of $5.6 million, due primarily to higher landfill volumes in the North Eastern and Western regions along with higher composting volumes in the North Eastern Region.  FCR revenue increased $0.9 million in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004 due to an increase in volume as well as a slight increase in commodity pricing.

Cost of operations.  Cost of operations increased $7.3 million, or 9.3% to $85.6 million in the quarter ended July 31, 2005 from $78.3 million in the quarter ended July 31, 2004.  As a percentage of revenues, cost of operations increased to 64.8% in the quarter ended July 31, 2005 compared to 63.3% in the prior year period.  The dollar and percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs.

General and administration.  General and administration expenses increased $1.7 million, or 11.0% to $17.2 million in the quarter ended July 31, 2005 from $15.5 million in the quarter ended July 31, 2004, and increased as a percentage of revenues to 13.0% in the quarter ended July 31, 2005 from 12.6% in the prior year comparable period.  The dollar and percentage increase in general and administration expense was due to higher compensation costs, increased costs related to compliance with the Sarbanes Oxley Act as well as higher communications and training costs.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.1 million, or 6.4%, to $16.1 million in the quarter ended July 31, 2005 from $17.2 million in the quarter ended July 31, 2004.  Depreciation expense was up $0.2 million between periods and landfill amortization expense decreased $1.3 million primarily due to lower volumes in the South Eastern region resulting from the Brockton project approaching completion.  Depreciation and amortization expense as a percentage of revenue decreased as a percentage of revenue to 12.2% for the quarter ended July 31, 2005 from 13.9% in the quarter ended July 31, 2004.

Operating income.  Operating income increased $0.4 million, or 3.1%, to $13.1 million in the quarter ended July 31, 2005 from $12.7 million in the quarter ended July 31, 2004 and decreased as a percentage of revenues to 10.0% in the quarter ended July 31, 2005 from 10.2% in the quarter ended July 31, 2004.  Higher revenues were partially offset by higher operating costs as described above.  The North Eastern region’s operating income increased in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004 due primarily to lower operating costs at the Maine Energy facility.  The South Eastern region’s operating income increased in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004 due primarily to higher collection volumes as well as lower landfill amortization at the Brockton landfill closure project as mentioned above.  The Central region’s operating income decreased in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004 due primarily to higher landfill costs.  The Western region’s operating income decreased in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004 due primarily to higher operating costs.

Interest expense, net.  Net interest expense increased $0.3 million, or 4.2% to $7.4 million in the quarter ended July 31, 2005 from $7.1 million in the quarter ended July 31, 2004.  This increase is attributable to higher average interest rates along with higher average borrowings in the current fiscal quarter compared to the prior year period.  Net interest expense, as a percentage of revenues, decreased to 5.6% in the quarter ended July 31, 2005 from 5.7% in the quarter ended July 31, 2004.

Loss from equity method investment.  The loss from equity method investment of $0.1 million for the quarters ended July 31, 2005 and 2004, respectively, was solely from the Company’s 50% joint venture interest in US GreenFiber (“GreenFiber”).

Other expense.  Other expense in the quarter ended July 31, 2005 was $0.1 million compared to other expense of $0.5 million in the quarter ended July 31, 2004.  Other expense in the quarter ended July 31, 2005 consisted primarily of losses on the sale of equipment.  Other expense in the quarter ended July 31, 2004 consisted of a loss on the retirement of fixed assets as well as costs of winding down the operations of the New Heights power plant.

Provision for income taxes.  Provision for income taxes increased $0.3 million to $2.5 million for the quarter ended July 31, 2005 from $2.2 million for the quarter ended July 31, 2004 due to higher income, as the effective tax rate remained largely unchanged at 44.4%.

Income from continuing operations before discontinued operations.  Income from continuing operations before discontinued operations increased $0.3 million, or 10.7 % to $3.1 million for the quarter ended July 31, 2005 from $2.8 million in the quarter ended July 31, 2004.  Operating income increased $0.4 million to $13.1 million in the quarter ended July 31, 2005 from $12.7 million in the quarter ended July 31, 2004 as described above.  Higher interest expense was offset by lower other expense as described above.

Income from discontinued operations.  In fiscal year 2005, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income from operations has been reclassified from continuing operations to discontinued operations for the quarter ended July 31 2004.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company had a net working capital deficit of $29.3 million at July 31, 2005 compared to a net working capital deficit of $31.9 million at April 30, 2005.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The net increase in working capital was due to an increase in trade receivables associated with higher revenues, which increase was partially offset by higher accrued interest on the Company’s senior subordinated notes which was payable on August 1, 2005 and lower levels of accruals for payroll and related expenses.

On April 29, 2005, the Company entered into a new senior credit facility with a group of banks for which Bank of America is acting as agent.  The new facility consists of a senior secured revolving credit facility in the amount of $350.0 million.  Under certain circumstances the Company has the option of increasing the credit facility by an additional $100.0 million provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount.  This credit facility is secured by all of our assets, including the Company’s interest in the equity securities of the Company’s subsidiaries.  The new revolving credit facility matures April 2010.  The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the old term loan and the old revolver.  Further advances were available under the new revolver in the amount of $129.1 million and $140.4 million as of July 31, 2005 and April 30, 2005, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $32.3 million as of July 31, 2005 and April 30, 2005, at which dates no amounts had been drawn.

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

The new senior revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios.  As of July 31, 2005, we were in compliance with all covenants.

As of July 31, 2005, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘notes’’) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

Net cash provided by operating activities amounted to $22.6 million for the three months ended July 31, 2005 compared to $19.7 million for the same period of the prior fiscal year.  Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $3.7 million from the prior year. The increase in accounts receivable during the three months ended July 31, 2005 associated with higher revenues resulted in a $4.9 million reduction compared with a reduction of $3.3 million in the prior period.  The increase in accounts payable during the three months ended July 31, 2005, associated with higher operating activity, amounted to $2.0 million compared with $0.5 million in the prior period.  Changes in other assets and liabilities increased $3.9 million from the prior year.  This is due primarily to lower prepaid expenses in the current fiscal year amounting to $1.9 million, higher interest accruals in the current fiscal year amounting to $2.9 million and larger increases in capping, closure and post-closure accruals amounting to $1.1 million which is attributable to lower cash payments in the three months ended July 31, 2005 compared to the three months ended July 31, 2004.  The increase in changes in other assets and liabilities was partially offset by larger reductions in accrued payroll and related expenses amounting to $1.8 million in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and by lower depreciation and amortization expense of $1.1 million for the three months ended July 31, 2005 compared to the same period of the prior fiscal year.  This is due to lower landfill amortization associated with the Brockton project approaching completion.

Net cash used in investing activities was $35.5 million for the three months ended July 31, 2005 compared to $35.1 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to an $11.7 million increase in capital expenditures in the current fiscal year, offset by a decrease in payments on landfill operating lease contracts of $8.9 million and a decrease in acquisition activity by $2.5 million in the current year.

Net cash provided by financing activities was $11.0 million for the three months ended July 31, 2005 compared to $10.8 million in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to higher net borrowings.

The Company generally meets liquidity needs from operating cash flow and its credit facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures.  It is the Company’s intention to continue to grow organically and through acquisitions.

The Company has filed a universal shelf registration statement with the SEC.  The Company could from time to time issue securities thereunder in an amount of up to $250.0 million.  However, the Company’s ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore the Company may not be able to issue such securities on favorable terms, if at all.

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

The Company’s has substantial indebtedness.  The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions.  In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In the quarter ended July 31, 2005, the Company used approximately 1.8 million gallons of diesel fuel in the Company’s solid waste operations. Effective May 1, 2003, the Company implemented a fuel surcharge program, based on a fuel index, to recover fuel cost increases arising from price volatility.  This program was revised effective May 1, 2005 to cover oil and lubricants as well as fuel.  The surcharge has been passed on to all customers where their contracts permit.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of August 31, 2005, approximately 4.2% of the Company’s employees involved in collection, transfer, disposal, recycling or other operations, including the Company’s employees at the Company’s Maine Energy waste-to-energy facility, were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At August 31, 2005, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on August 31, 2005, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.0% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $188.7 million of long-term debt at July 31, 2005.  The interest rate on the variable rate portion of long-term debt was approximately 5.36% at July 31, 2005.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of July 31, 2005, to minimize the Company’s commodity exposure, the Company was party to thirty-one commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended July 31, 2005, the impact on the Company’s operating income is estimated at $0.8 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934) as of July 31, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms: and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The New Hampshire Superior Court in Grafton, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 87 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III and has further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial related to the Town’s jurisdiction was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators.  On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court.  On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres.  If successful in obtaining state permits for development and operation within the 51 acres, NCES expects to be able to provide from three to five years of disposal capacity.  The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court two legal claims raised by NCES as grounds for invalidating the 1992 ordinance.  An interlocutory appeal to the Supreme Court by NCES regarding a Superior Court judge’s denial of a motion to recuse herself was denied on November 18, 2004.  The parties have filed numerous motions for summary judgment before the trial court.  On April 19, 2005, the Superior Court judge granted NCES’ partial motion for summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that the state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation.  A remand trial will be scheduled for the remaining issues not resolved by summary judgment.  Such unresolved issues include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community.  Prior to the remand trial, the court held a mandatory mediation on August 12, 2005, which resulted in settlement discussions that remain ongoing.

On March 10, 2005, the Zoning Enforcement Officer (ZEO) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick

Zoning Board of Appeals (ZBA).  On July 13, 2005, the ZBA denied the Company’s appeal.  On August 1, 2005, the Company appealed the ZBA’s decision to the State’s Land Court.  The Company proposed a plan to implement an interim closure of the affected lot which included relocation of waste from an unlined area on a lot unaffected by the decision to the affected lot.  The ZEO issued a letter prohibiting the Company from relocating waste onto the affected lot.  The Company has appealled the ZEO decision to the ZBA.  The Company hopes to enter into settlement discussions with the Town in an effort to settle all appeals.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to their investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly.  The summons seeks the production of documents related to the Company’s operations in the State of Maine.  In July, 2005, the Maine Department of Environmental Protection (MEDEP) expressed additional concerns with the Operating Services Agreement related to whether or not it violates a Maine statute prohibiting the development of commercial landfills.  The Company is negotiating with both the Attorney General’s office and the MEDEP.  The Company believes it has meritorious defenses to these claims.

On June 23, 2005, the Company was advised that the State’s Attorney for Chittenden County, Vermont has initiated a formal investigation through the State’s Inquest process to determine if there is any criminal culpability in connection with the fatality on January 28, 2005 of a driver of the Company’s subsidiary All Cycle Waste, Inc. that occurred on the job when the driver’s rear-loader trash truck rolled over him when he was behind it.  The Company is cooperating with the investigation.  On July 21, 2005, the Company settled with the Vermont Occupational Safety and Health Administration, which was conducting a separate investigation of potential safety violations, by agreeing to pay a penalty in the amount of $28,000 in connection with four alleged general duty clause violations in connection with the accident.

On July 12, 2005, NCES received notice from the Attorney General of the State of New Hampshire that it has commenced an official investigation into allegations that asbestos was delivered to the NCES landfill by a third party and disposed there on several occasions between 1999 and 2002.  NCES is cooperating with the investigation.

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

Casella Waste Systems, Inc.

Date: September 9, 2005	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1	Summary of compensation arrangements for non-employee directors.
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