Form 10-Q
period 2005-10-31
CASELLA WASTE SYSTEMS INC
filed 2005-12-09
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2005:

Class A Common Stock	24,014,107
Class B Common Stock	988,200

PART I.         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	October 31,
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,578	$7,579
Restricted cash	70	71
Accounts receivable - trade, net of allowance for doubtful accounts of $707 and $764	51,726	57,832
Notes receivable - officers/employees	88	90
Refundable income taxes	874	—
Prepaid expenses	4,371	5,392
Inventory	2,538	2,912
Deferred income taxes	—	1,220
Other current assets	1,138	1,650
Total current assets	69,383	76,746

Property, plant and equipment, net of accumulated depreciation and amortization of $324,903 and $357,765	412,753	453,628
Goodwill	157,492	169,610
Intangible assets, net	2,711	3,308
Restricted cash	12,124	12,253
Notes receivable - officers/employees	916	916
Deferred income taxes	3,155	—
Investments in unconsolidated entities	37,699	37,691
Net assets under contractual obligation	1,392	1,369
Other non-current assets	14,829	14,285
	643,071	693,060

	$712,454	$769,806

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	October 31,
	2005	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$281	$769
Current maturities of capital lease obligations	632	1,025
Accounts payable	46,107	43,700
Accrued payroll and related expenses	9,688	6,630
Accrued interest	4,818	7,166
Deferred income taxes	1,419	—
Current accrued capping, closure and post-closure costs	5,290	2,621
Other accrued liabilities	24,519	25,850
Total current liabilities	92,754	87,761

Long-term debt, less current maturities	378,436	425,479
Capital lease obligations, less current maturities	1,475	2,274
Accrued capping, closure and post-closure costs, less current portion	21,338	24,623
Deferred income taxes	—	3,374
Other long-term liabilities	11,705	11,428

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock - Authorized - 55,750 shares, issued and outstanding - 53,750 and 53,000 shares as of April 30, 2005 and October 31, 2005, respectively, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	68,702

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,860,000 and 24,014,000 shares as of April 30, 2005 and October 31, 2005, respectively	239	240
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	767	774
Additional paid-in capital	274,088	274,198
Accumulated deficit	(136,322)	(129,057)
Total stockholders’ equity	138,782	146,165

	$712,454	$769,806

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005

Revenues	$126,381	$136,795	$250,053	$268,795

Operating expenses:
Cost of operations	79,385	88,043	157,663	173,630
General and administration	16,370	18,132	31,885	35,350
Depreciation and amortization	17,575	16,914	34,798	33,047
Deferred costs	295	—	295	—
	113,625	123,089	224,641	242,027
Operating income	12,756	13,706	25,412	26,768

Other expense/(income), net:
Interest income	(112)	(184)	(170)	(350)
Interest expense	7,352	8,005	14,497	15,522
Income from equity method investment	(994)	(1,513)	(927)	(1,443)
Other (income)/expense	220	(133)	751	(83)

Other expense, net	6,466	6,175	14,151	13,646

Income from continuing operations before income taxes and discontinued operations	6,290	7,531	11,261	13,122
Provision for income taxes	2,805	3,374	5,014	5,857

Income from continuing operations before discontinued operations	3,485	4,157	6,247	7,265

Discontinued Operations:
Income from discontinued operations (net of income taxes of $40 and $96)	59	—	140	—
Loss on disposal of discontinued operations (net of income taxes of $645)	(150)	—	(150)	—

Net income	3,394	4,157	6,237	7,265
Preferred stock dividend	832	854	1,670	1,704
Net income available to common stockholders	$2,562	$3,303	$4,567	$5,561

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations available to common stockholders	$0.11	$0.13	$0.19	$0.22
Income from discontinued operations, net	—	—	0.01	—
Loss on disposal of discontinued operations, net	(0.01)	—	(0.01)	—

Net income per common share available to common stockholders	$0.10	$0.13	$0.19	$0.22

Basic weighted average common shares outstanding	24,614	24,925	24,553	24,889

Diluted:
Income from continuing operations before discontinued operations available to common stockholders	$0.11	$0.13	$0.18	$0.22
Income from discontinued operations, net	—	—	0.01	—
Loss on disposal of discontinued operations, net	(0.01)	—	(0.01)	—

Net income per common share available to common stockholders	$0.10	$0.13	$0.18	$0.22

Diluted weighted average common shares outstanding	25,003	25,358	25,040	25,277

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2004	2005
Cash Flows from Operating Activities:
Net income	$6,237	$7,265
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	34,798	33,047
Depletion of landfill operating lease obligations	2,588	2,974
Loss on disposal of discontinued operations, net	150	—
Income from equity method investment	(927)	(1,443)
Deferred costs	295	—
Loss on sale of equipment	113	41
Deferred income taxes	3,701	3,993
Changes in assets and liabilities, net of effects of acquisitions and divestitures -	(5,112)	(5,735)
Accounts receivable
Accounts payable	93	(2,820)
Other assets and liabilities	(6,090)	(718)
	29,609	29,339
Net Cash Provided by Operating Activities	35,846	36,604

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(5,040)	(15,507)
Additions to property, plant and equipment - growth	(10,289)	(25,878)
- maintenance	(32,144)	(39,021)
Payments on landfill operating lease contracts	(17,326)	(5,869)
Proceeds from divestitures	3,050	—
Proceeds from sale of equipment	887	762
Proceeds from assets under contractual obligation	659	429

Net Cash Used In Investing Activities	(60,203)	(85,084)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	83,950	111,672
Principal payments on long-term debt	(63,052)	(64,807)
Proceeds from exercise of stock options	224	616
Net Cash Provided by Financing Activities	21,122	47,481
Net decrease in cash and cash equivalents	(3,235)	(999)
Cash and cash equivalents, beginning of period	8,007	8,578

Cash and cash equivalents, end of period	$4,772	$7,579

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2004	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$13,940	$12,823
Income taxes, net of refunds	$709	$1,059

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired	$5,698	$17,482
Cash paid, net	(5,040)	(15,507)

Liabilities assumed and holdbacks to seller	$658	$1,975

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (the “Company”) as of April 30, 2005 and October 31, 2005, the consolidated statements of operations for the three and six months ended October 31, 2004 and 2005 and the consolidated statements of cash flows for the six months ended October 31, 2004 and 2005 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2005.  These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (the “Annual Report”).  The results for the three and six months ended October 31, 2005 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2006.

2.             RECLASSIFICATIONS

Effective November 1, 2004 the Eastern region was divided into the North Eastern and South Eastern regions because of a change in the Company’s internal reporting structure.  Therefore, segment data for the three and six months ended October 31, 2004 has been revised to reflect changes in the Company’s segment classifications.

3.             BUSINESS COMBINATIONS

On September 19, 2005 the Company acquired the entire membership interest in Blue Mountain Recycling, LLC which has two single-stream recycling facilities in Philadelphia and Montgomeryville, Pennsylvania and a small recyclable material transfer station in Upper Dublin, Pennsylvania.  Blue Mountain also has a processing agreement with RecycleBank LLC, an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. The Company acquired Blue Mountain for $15,286 including $13,428 in cash and $1,858 in capital leases and other debt assumed.  The acquisition of Blue Mountain includes contingent consideration based on the attainment of Blue Mountain’s future operating results and the free cash flow generated from the RecycleBank processing agreement.  Future consideration will be allocated to goodwill as contingencies are met.  On a preliminary basis, the Company has allocated the purchase price to the tangible and intangible assets acquired, with the residual amount allocated to goodwill. The Company has not yet finalized the Blue Mountain purchase price allocation as the valuations of certain tangible and intangible assets are not yet complete. The Company does not believe that the final purchase price allocation will materially impact the operating results reflected herein.

During the six months ended October 31, 2005, the Company also acquired seven solid waste hauling operations and recorded additional expenditures for a landfill closure project acquired in the fourth quarter of fiscal year 2005.  These transactions were in exchange for total consideration of $2,196 including $2,079 in cash and $117 in other liabilities assumed.  During the six months ended October 31, 2004, the Company acquired six solid waste hauling operations.  These transactions were in exchange for total consideration of $5,540 including $5,040 in cash and $500 in liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition including the value of non-compete agreements with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the six months ended October 31, 2004 and 2005 had been completed as of May 1, 2004.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2005	2004	2005
Revenue	$129,076	$138,168	$255,672	$273,054
Income from continuing operations before discontinued operations	$3,613	$4,193	$6,621	$7,408
Net income	$3,522	$4,193	$6,611	$7,408
Diluted net income per common share	$0.11	$0.13	$0.20	$0.23

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

In late September 2005 the Company commenced operations at the Chemung County Landfill, after executing a twenty-five year operation, management and lease agreement with Chemung County, New York.  The landfill is permitted to accept 120 tons per year of municipal solid waste.  The Company has also assumed operations of the solid waste transfer station and recycling facility.  The Company made initial payments of $4,931 related to this transaction.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2005 through October 31, 2005:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2005	$25,340	$31,645	$30,158	$53,450	$16,899	$157,492

Acquisitions	—	—	393	857	10,947	12,197
Divestitures	—	—	(79)	—	—	(79)

Balance, October 31, 2005	$25,340	$31,645	$30,472	$54,307	$27,846	$169,610

Intangible assets at April 30, 2005 and October 31, 2005 consist of the following:

	Covenants not to compete	Customer lists	Licensing Agreements	Total
Balance, April 30, 2005
Intangible assets	$16,299	$688	$—	$16,987
Less accumulated amortization	(13,670)	(606)	—	(14,276)
	$2,629	$82	$—	$2,711

Balance, October 31, 2005
Intangible assets	$16,476	$688	$1,000	$18,164
Less accumulated amortization	(14,205)	(651)	—	(14,856)
	$2,271	$37	$1,000	$3,308

Amortization expense for the three months ended October 31, 2004 and 2005 was $385 and $326, respectively.  Amortization expense for the six months ended October 31, 2004 and 2005 was $786 and $649, respectively.  The intangible amortization expense estimated as of October 31, 2005, for the five years following 2005 is as follows:

2006	2007	2008	2009	2010
$1,307	$839	$560	$328	$216

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

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed.  The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period.  On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”).  The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations.  On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the

March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005.  On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers.  CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005.  On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties.  The Company is currently engaged in settlement negotiations with the DEP and discussions with the Attorney General’s office regarding their investigation.  However, at this stage it is impossible to predict whether a settlement with the DEP and closure of the Attorney General’s investigation will be reached.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”).  On July 13, 2005, the ZBA denied the Company’s appeal.  On August 1, 2005, the Company appealed the ZBA’s decision to the State’s Land Court.  The Company proposed a plan to implement an interim closure of the affected lot which included relocation of waste from an unlined area on a lot unaffected by the decision to the affected lot.  The ZEO issued a letter prohibiting the Company from relocating waste onto the affected lot.  The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005.  The Company intends to appeal the ZBA decision to the Land Court and have it consolidated with the other appeal filed with the Land Court.  On October 25, 2005, the Town voted to approve new general bylaw articles which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials.  Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot.  The articles have been forwarded to the Attorney General for approval.  The Company will petition the Attorney General to disapprove the articles because they are inconsistent with the state statutory provisions concerning solid waste disposal facilities.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future.

On March 14, 2005, the Company and the Company’s subsidiary New England Waste Services of ME, Inc. (“NEWSME”) were served with a complaint filed by the Environmental Exchange in the State of Maine Superior Court alleging restraint of trade, and conspiracy to monopolize trade.  The plaintiff claims that the Company’s ownership of NEWSME, which in turn owns the New England Organics line of business and the Pine Tree Landfill, allegedly enabled NEWSME to obtain favorable tipping fees at Pine Tree Landfill thereby excluding the plaintiff from competitively bidding on a contract with Indeck Maine Energy LLC to haul and dispose of fly ash.  Plaintiff alleges that the Company and NEWSME lessened competition and monopolized trade.  On April 4, 2005, the Company and NEWSME filed a motion to dismiss.  Subsequently, the plaintiff filed a motion to amend its complaint to allege a count of conspiracy to monopolize and a count of attempting to monopolize.  On October 24, 2005 the Court granted plaintiff’s motion to amend but dismissed the conspiracy to monopolize count, leaving only the attempt to monopolize count.  The Company believes it has meritorious defenses to this claim.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to its investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly.  The summons sought the production of documents related to the Company’s operations in the State of Maine.  In July, 2005, the Maine Department of Environmental Protection (“MEDEP”) expressed additional concerns with the Operating Services Agreement related to whether or not it violates a

Maine statute prohibiting the development of commercial landfills.  On October 12, 2005, the Office of the Attorney General rendered its decision that the proposed transaction violates the ban on commercial landfills because of the Attorney General’s belief that the overall effect of the contract constitutes a transfer of meaningful control from the City of Lewiston to the Company.  The transaction is on hold pending review of the Attorney General’s decision.

On December 2, 2005, the Company was served with a petition filed in the Supreme Court of the State of New York by a group of approximately 100 residents of Chemung County, New York seeking to vacate and set aside the Operating, Management and Lease Agreement between Chemung County and the Company pertaining to the Company’s operation of the Chemung County Landfill; the Host Community Benefit Agreement between the Town of Chemung and the Company; as well as certain resolutions adopted by the County and the Town authorizing such transactions.  The Company believes that it has meritorious defenses to these claims.

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

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Numerator:
Income from continuing operations before discontinued operations	$3,485	$4,157	$6,247	$7,265
Less: preferred stock dividends	(832)	(854)	(1,670)	(1,704)
Income from continuing operations before discontinued operations available to common stockholders	$2,653	$3,303	$4,577	$5,561

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,707	24,014	23,707	24,014
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(81)	(77)	(142)	(113)
Weighted average number of common shares used in basic EPS	24,614	24,925	24,553	24,889
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	389	433	487	388
Weighted average number of common shares used in diluted EPS	25,003	25,358	25,040	25,277

For the three and six months ended October 31, 2004, 6,951 and 6,456 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2005, 6,438 and 6,814 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive income for the three and six months ended October 31, 2004 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2005	2004	2005
Net income	$3,394	$4,157	$6,237	$7,265
Other comprehensive income (loss)	(76)	34	33	7
Comprehensive income	$3,318	$4,191	$6,270	$7,272

The components of other comprehensive income for the three and six months ended October 31, 2004 and 2005 are shown as follows:

	Three Months Ended October 31,
	2004			2005
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$—	$—	$—	$(37)	$(13)	$(24)
Change in fair value of interest rate swaps and commodity hedges during period	(130)	(54)	(76)	325	132	193
Reclassification to earnings for interest rate swap contracts	—	—	—	(135)	—	(135)
	$(130)	$(54)	$(76)	$153	$119	$34

	Six Months Ended October 31,
	2004			2005
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$—	$—	$—	$(86)	$(30)	$(56)
Change in fair value of interest rate swaps and commodity hedges during period	57	24	33	552	217	335
Reclassification to earnings for interest rate swap contracts	—	—	—	(272)	—	(272)
	$57	$24	$33	$194	$187	$7

10.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to twenty-one commodity hedge contracts as of October 31, 2005.  These contracts expire between May 2006 and April 2008.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of October 31, 2005 the fair value of these hedges was $13, with the net amount (net of taxes of $5) recorded as an unrealized gain in accumulated other comprehensive income.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000.  The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of October 31, 2005, the fair value of these swaps was $491, with the net amount (net of taxes of $199) recorded as an unrealized gain in accumulated other comprehensive income.

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value as of the grant date of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the six months ended October 31, 2004 and 2005.

	Six Months Ended October 31, 2004	Six Months Ended October 31, 2005

Risk free interest rate	3.39% - 3.97%	3.63% - 4.23%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	45.88%	40.35%

The total value of options granted would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Net income available to common stockholders, as reported	$2,562	$3,303	$4,567	$5,561
Deduct: Total stock-based compensation expense determined under fair value based method, net	461	687	837	992
Net income available to common stockholders, pro forma	$2,101	$2,616	$3,730	$4,569

Basic income per common share:
As reported	$0.10	$0.13	$0.19	$0.22
Pro forma	$0.09	$0.10	$0.15	$0.18
Diluted income per common share:
As reported	$0.10	$0.13	$0.18	$0.22
Pro forma	$0.08	$0.10	$0.15	$0.18

12.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.  Effective November 1, 2004 the Eastern region was divided into the North Eastern and South Eastern regions because of a change in the Company’s internal reporting structure.  Segment data for the three and six months ended October 31, 2004 has been revised to reflect changes in the Company’s segment classifications.

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

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended October 31, 2004 (1)

Outside revenues	$23,796	$24,608	$29,143	$24,703	$20,246
Depreciation and amortization	4,768	4,155	3,863	3,402	914
Operating income	2,497	(1,721)	5,336	3,794	3,269
Total assets	$172,022	$136,680	$122,213	$146,976	$55,112

	Other	Total
Three Months Ended October 31, 2004 (1)

Outside revenues	$3,885	$126,381
Depreciation and amortization	473	17,575
Operating income	(419)	12,756
Total assets	$67,944	$700,947

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended October 31, 2005

Outside revenues	$28,065	$23,925	$31,239	$26,817	$22,138
Depreciation and amortization	4,687	3,206	4,068	3,369	1,126
Operating income	2,702	484	5,199	3,041	2,845
Total assets	$180,783	$142,616	$134,196	$161,060	$86,501

	Other	Total
Three Months Ended October 31, 2005

Outside revenues	$4,611	$136,795
Depreciation and amortization	458	16,914
Operating income	(565)	13,706
Total assets	$64,650	$769,806

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Six Months Ended October 31, 2004 (1)

Outside revenues	$47,211	$48,489	$57,835	$48,682	$39,845
Depreciation and amortization	9,810	8,198	7,409	6,568	1,839
Operating income	3,500	(2,343)	11,260	7,612	6,108
Total assets	$172,022	$136,680	$122,213	$146,976	$55,112

	Other	Total
Six Months Ended October 31, 2004 (1)

Outside revenues	$7,991	$250,053
Depreciation and amortization	974	34,798
Operating income	(725)	25,412
Total assets	$67,944	$700,947

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Six Months Ended October 31, 2005

Outside revenues	$55,661	$48,322	$60,750	$52,339	$42,637
Depreciation and amortization	9,427	6,116	7,813	6,586	2,215
Operating income	4,568	1,006	9,881	6,421	5,850
Total assets	$180,783	$142,616	$134,196	$161,060	$86,501

	Other	Total
Six Months Ended October 31, 2005

Outside revenues	$9,086	$268,795
Depreciation and amortization	890	33,047
Operating income	(958)	26,768
Total assets	$64,650	$769,806

(1) Effective in fiscal year 2006, the Company has modified its internal reporting of the measurement of segment profit or loss.  Segment data for the three and six months ended October 31, 2004 has been conformed to reflect this modification.

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004 (1)	2005	2004 (1)	2005
Collection	$62,156	$66,152	$123,846	$131,419
Landfill/disposal facilities	22,091	26,498	42,525	49,761
Transfer	11,520	11,913	23,116	23,562
Recycling	30,614	32,232	60,566	64,053
Total revenues	$126,381	$136,795	$250,053	$268,795

(1)   Revenue attributable to services provided for the three and six months ended October 31, 2004 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

Effective August 1, 2005, the Company transferred a certain Canadian recycling operation to a former employee who had been responsible for managing that business.  Consideration for this transaction was in the form of a note receivable amounting up to $1,313 which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and are being reduced as payments are made.

Net assets under contractual obligation amounted to $1,392 and $1,369 at April 30, 2005 and October 31, 2005, respectively.

14.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2005 and October 31, 2005, and the condensed consolidating results of operations for the three and six months ended October 31, 2004 and 2005 and the condensed consolidating statements of cash flows for the six months ended October 31, 2004 and 2005 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2005

(In thousands, except for share and per share data)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(2,383)	$10,146	$815	$—	$8,578
Restricted cash	—	70	—	—	70
Accounts receivable - trade, net of allowance for doubtful accounts	76	50,998	652	—	51,726
Refundable income taxes	874	—	—	—	874
Inventory	—	2,538	—	—	2,538
Other current assets	596	4,161	840	—	5,597
Total current assets	(837)	67,913	2,307	—	69,383

Property, plant and equipment, net of accumulated depreciation and amortization	2,928	411,506	(1,681)	—	412,753
Goodwill	—	157,492	—	—	157,492
Deferred income taxes	3,155	—	—	—	3,155
Investment in subsidiaries	(18,424)	—	—	18,424	—
Net assets under contractual obligation	—	1,392	—	—	1,392
Other non-current assets	25,430	36,287	10,941	(4,379)	68,279
	13,089	606,677	9,260	14,045	643,071

Intercompany receivable	587,569	(589,512)	(2,436)	4,379	—

	$599,821	$85,078	$9,131	$18,424	$712,454

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long - term debt	$—	$281	$—	$—	$281
Accounts payable	1,425	44,654	28	—	46,107
Accrued payroll and related expenses	2,243	7,320	125	—	9,688
Accrued interest	4,816	2	—	—	4,818
Deferred income taxes	1,419	—	—	—	1,419
Current accrued closure and post-closure costs	—	4,748	542	—	5,290
Other current liabilities	3,975	10,474	10,702	—	25,151

Total current liabilities	13,878	67,479	11,397	—	92,754

Long-term debt, less current maturities	377,760	676	—	—	378,436
Other long-term liabilities	1,437	30,085	2,996	—	34,518

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,750, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	—	—	—	67,964

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,860,000 shares	239	101	100	(201)	239
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	767	1,276	(53)	(1,223)	767
Additional paid-in capital	274,088	48,035	2,596	(50,631)	274,088
Accumulated deficit	(136,322)	(62,574)	(7,905)	70,479	(136,322)
Total stockholders’ equity	138,782	(13,162)	(5,262)	18,424	138,782

	$599,821	$85,078	$9,131	$18,424	$712,454

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2005

(Unaudited)

(In thousands, except for share and per share data)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(3,352)	$10,130	$801	$—	$7,579
Accounts receivable - trade, net of allowance for doubtful accounts	75	58,207	1,071	(1,521)	57,832
Deferred taxes	350	—	870	—	1,220
Other current assets	2,104	8,011	—	—	10,115
Total current assets	(823)	76,348	2,742	(1,521)	76,746

Property, plant and equipment, net of accumulated depreciation and amortization	2,693	451,970	(1,035)	—	453,628
Goodwill	—	169,610	—	—	169,610
Investment in subsidiaries	(3,755)	—	—	3,755	—
Other non-current assets	24,800	37,031	12,370	(4,379)	69,822
	23,738	658,611	11,335	(624)	693,060

Intercompany receivable	636,579	(639,254)	(1,704)	4,379	—

	$659,494	$95,705	$12,373	$2,234	$769,806

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$118	$907	$—	$—	$1,025
Accounts payable	2,573	42,510	138	(1,521)	43,700
Accrued payroll and related expenses	1,525	5,089	16	—	6,630
Accrued interest	7,164	2	—	—	7,166
Accrued closure and post-closure costs, current portion	—	2,957	(336)	—	2,621
Other current liabilities	3,299	9,639	13,681	—	26,619

Total current liabilities	14,679	61,104	13,499	(1,521)	87,761

Long-term debt, less current maturities	425,197	282	—	—	425,479
Capital lease obligations, less current maturities	187	2,087	—	—	2,274
Deferred income taxes	3,374	—	—	—	3,374
Other long-term liabilities	1,190	31,177	3,684	—	36,051

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000 liquidation preference of $1,000 per share plus accrued but unpaid dividends	68,702	—	—	—	68,702

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,014,000 shares	240	101	100	(201)	240
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	774	415	(109)	(306)	774
Additional paid-in capital	274,198	48,616	2,596	(51,212)	274,198
Accumulated deficit	(129,057)	(48,077)	(7,397)	55,474	(129,057)
Total stockholders’ equity	146,165	1,055	(4,810)	3,755	146,165

	$659,494	$95,705	$12,373	$2,234	$769,806

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$135,971	$3,093	$(2,269)	$136,795

Operating expenses:
Cost of operations	3	87,776	2,533	(2,269)	88,043
General and administration	(18)	17,988	162	—	18,132
Depreciation and amortization	396	16,416	102	—	16,914
	381	122,180	2,797	(2,269)	123,089
Operating income (loss)	(381)	13,791	296	—	13,706

Other expense/(income), net:
Interest income	(7,392)	(63)	(114)	7,385	(184)
Interest expense	8,665	6,714	11	(7,385)	8,005
Income (loss) from equity method investments	(9,146)	(1,513)	—	9,146	(1,513)
Other expense/(income), net:	(28)	(105)	—	—	(133)
Other expense/(income), net	(7,901)	5,033	(103)	9,146	6,175

Income (loss) before income taxes	7,520	8,758	399	(9,146)	7,531
Provision for income taxes	3,363	—	11	—	3,374

Net income (loss)	4,157	8,758	388	(9,146)	4,157
Preferred stock dividend	854	—	—	—	854
Net income (loss) available to common stockholders	$3,303	$8,758	$388	$(9,146)	$3,303

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$248,260	$8,038	$(6,245)	$250,053

Operating expenses:
Cost of operations	(98)	158,112	5,894	(6,245)	157,663
General and administration	34	31,306	545	—	31,885
Depreciation and amortization	856	30,189	3,753	—	34,798
Impairment charge	—	295	—	—	295
	792	219,902	10,192	(6,245)	224,641
Operating income (loss)	(792)	28,358	(2,154)	-	25,412

Other expense/(income), net:
Interest income	(4)	(14,245)	(131)	14,210	(170)
Interest expense	836	27,797	74	(14,210)	14,497
(Income) loss from equity method investments	(12,900)	(927)	—	12,900	(927)
Other expense/(income), net:	64	689	(2)	—	751
Other expense/(income), net	(12,004)	13,314	(59)	12,900	14,151

Income (loss) from continuing operations before income taxes and discontinued operations	11,212	15,044	(2,095)	(12,900)	11,261
Provision for income taxes	4,975	—	39	—	5,014

Income (loss) from continuing operations before discontinued operations	6,237	15,044	(2,134)	(12,900)	6,247

Discontinued operations:
Income from discontinued operations, net	—	140	—	—	140
Loss on disposal of discontinued operations, net	—	(150)	—	—	(150)

Net income (loss)	6,237	15,034	(2,134)	(12,900)	6,237
Preferred stock dividend	1,670	—	—	—	1,670
Net income (loss) available to common stockholders	$4,567	$15,034	$(2,134)	$(12,900)	$4,567

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$267,083	$6,166	$(4,454)	$268,795

Operating expenses:
Cost of operations	6	172,973	5,105	(4,454)	173,630
General and administration	(102)	35,039	413	—	35,350
Depreciation and amortization	766	32,059	222	—	33,047
	670	240,071	5,740	(4,454)	242,027
Operating income (loss)	(670)	27,012	426	—	26,768

Other expense/(income), net:
Interest income	(15,003)	(123)	(219)	14,995	(350)
Interest expense	16,595	13,887	35	(14,995)	15,522
Loss (income) from equity method investments	(15,323)	(1,443)	—	15,323	(1,443)
Other expense/(income), net:	(43)	(40)	—	—	(83)
Other expense/(income), net	(13,774)	12,281	(184)	15,323	13,646

Income (loss) before income taxes	13,104	14,731	610	(15,323)	13,122
Provision for income taxes	5,839	—	18	—	5,857

Net income (loss)	7,265	14,731	592	(15,323)	7,265
Preferred stock dividend	1,704	—	—	—	1,704
Net income (loss) available to common stockholders	$5,561	$14,731	$592	$(15,323)	$5,561

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2004

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$32	$33,686	$2,128	$—	$35,846
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(5,040)	—	—	(5,040)
Additions to property, plant and equipment	(907)	(39,758)	(1,768)	—	(42,433)
Payments on landfill operating lease contracts	—	(17,326)	—	—	(17,326)
Proceeds from divestitures	—	3,050	—	—	3,050
Other	—	1,546	—	—	1,546
Net Cash Used In Investing Activities	(907)	(57,528)	(1,768)	—	(60,203)
Cash Flows from Financing Activities:				—
Proceeds from long-term borrowings	83,950	—	—	—	83,950
Principal payments on long-term debt	(60,833)	(1,564)	(655)	—	(63,052)
Proceeds from exercise of stock options	224	—	—	—	224
Intercompany borrowings	(31,717)	31,467	250	—	—
Net Cash Provided by (Used in) Financing Activities	(8,376)	29,903	(405)	—	21,122
Net (decrease) increase in cash and cash equivalents	(9,251)	6,061	(45)	—	(3,235)
Cash and cash equivalents, beginning of period	7,805	(196)	398	—	8,007
Cash and cash equivalents, end of period	$(1,446)	$5,865	$353	$—	$4,772

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$(208)	$35,362	$1,450	$—	$36,604
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(15,507)	—	—	(15,507)
Additions to property, plant and equipment	(528)	(63,975)	(396)	—	(64,899)
Payments on landfill operating lease contracts	—	(5,869)	—	—	(5,869)
Other	—	1,191	—	—	1,191
Net Cash Used In Investing Activities	(528)	(84,160)	(396)	—	(85,084)
Cash Flows from Financing Activities:				—
Proceeds from long-term borrowings	111,672	—	—	—	111,672
Principal payments on long-term debt	(64,258)	(549)	—	—	(64,807)
Proceeds from exercise of stock options	616	—	—	—	616
Intercompany borrowings	(48,263)	49,331	(1,068)	—	—
Net Cash Provided by (Used in) Financing Activities	(233)	48,782	(1,068)	—	47,481
Net decrease in cash and cash equivalents	(969)	(16)	(14)	—	(999)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(3,352)	$10,130	$801	$—	$7,579

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States.  As of November 30, 2005, the Company owned and/or operated nine Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 40 solid waste collection operations, 36 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $126.4 million for the quarter ended October 31, 2004 to $136.8 million for the quarter ended October 31, 2005.  From May 1, 2002 through April 30, 2005, the Company acquired 29 solid waste collection, transfer, disposal and recycling operations. Between May 1, 2005 and October 31, 2005 the Company acquired seven solid waste hauling and one recycling operation.  Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.  In late September 2005 the Company commenced operations at the Chemung County Landfill, after executing a twenty-five year operation, management and lease agreement with Chemung County, New York.  The landfill is permitted to accept 120,000 tons per year of municipal solid waste.  The Company has also assumed operations of the solid waste transfer station and recycling facility.  The Company made initial payments of $4.9 million related to this transaction.

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

General

Revenues

The Company’s revenues in the North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste collection and disposal, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of the Company’s residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.

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

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided.  Collection revenues as a percentage of total revenue in the three and six months ended October 31, 2005 were lower compared to the prior year, mainly because of the increase in landfill revenue dollars, despite an increase in the absolute dollar amounts.  Higher volumes and prices drove collection revenue increases in the North Eastern and South Eastern regions.  Landfill/disposal revenues as a percentage of total revenues increased in the three and six months ended October 31, 2005 due to higher landfill volumes and prices in the North Eastern and Western regions as well as the addition of a new closure project in the South Eastern region.  Recycling revenues as a percentage of total revenue in the three and six months ended October 31, 2005 were lower compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the increase in landfill revenue dollars.  The increase in recycling revenue dollars is primarily attributable to higher volumes and commodity pricing as well as acquisition activity in the FCR region.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004 (1)	2005	2004 (1)	2005
Collection	49.2%	48.4%	49.5%	48.9%
Landfill/disposal facilities	17.5	19.4	17.0	18.5
Transfer	9.1	8.7	9.3	8.8
Recycling	24.2	23.5	24.2	23.8
Total revenues	100.0%	100.0%	100.0%	100.0%

(1) Percentage of revenues attributable to services provided for the three and six months ended October 31, 2004 have been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

The Company will have material financial obligations relating to capping, closure and post-closure costs of the Company’s existing owned or operated landfills and any disposal facilities which the Company may own or operate in the future.  The Company has provided and will in the future provide accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that the Company’s financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s Consolidated Financial Statements bear in relation to revenues.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	62.8	64.4	63.1	64.6
General and administration	13.0	13.2	12.8	13.1
Depreciation and amortization	13.9	12.4	13.9	12.3
Deferred costs	0.2	—	0.1	—
Operating income	10.1	10.0	10.1	10.0
Interest expense, net	5.7	5.7	5.7	5.6
Income from equity method investment	(0.8)	(1.1)	(0.4)	(0.5)
Other expense/(income), net	0.2	(0.1)	0.3	0.0
Provision for income taxes	2.2	2.5	2.0	2.2
Income from continuing operations before discontinued operations	2.8%	3.0%	2.5%	2.7%

Three Months Ended October 31, 2005 versus October 31, 2004

Revenues.  Revenues increased $10.4 million, or 8.2% to $136.8 million in the quarter ended October 31, 2005 from $126.4 million in the quarter ended October 31, 2004.  Revenues from the rollover effect of acquired businesses accounted for $4.0 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, a newly acquired landfill closure project in the South Eastern region, the acquisition of three recycling facilities in the FCR region and a new contract to operate a landfill, transfer and recycling facility in the Western region.  The effect of acquisitions was partially offset by $0.5 million in the quarter as a result of the transfer of a Canadian recycling operation The revenue increase is also attributable to an increase in solid waste revenues of $5.8 million, due to higher prices and landfill volumes in the North Eastern and Western regions.  FCR revenue increased $1.1 million in the quarter ended October 31, 2005 compared to the quarter ended October 31, 2004 due to increases in volume and commodity pricing.

Cost of operations.  Cost of operations increased $8.6 million, or 10.8% to $88.0 million in the quarter ended October 31, 2005 from $79.4 million in the quarter ended October 31, 2004.  As a percentage of revenues, cost of operations increased to 64.4% in the quarter ended October 31, 2005 compared to 62.8% in the prior year period.  The dollar and percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs.

General and administration.  General and administration expenses increased $1.7 million, or 10.4% to $18.1 million in the quarter ended October 31, 2005 from $16.4 million in the quarter ended October 31, 2004, and increased as a percentage of revenues to 13.2% in the quarter ended October 31, 2005 from 13.0% in the prior year comparable period.  The dollar and percentage increase in general and administration expense was due to higher compensation cost, as well as higher legal and consulting costs associated with software development.

Depreciation and amortization.  Depreciation and amortization expense decreased $0.7 million, or 4.0%, to $16.9 million in the quarter ended October 31, 2005 from $17.6 million in the quarter ended October 31, 2004.  Depreciation expense was up $0.5 million between periods and landfill amortization expense decreased $1.2 million primarily due to lower volumes in the South Eastern region resulting from the Brockton project approaching completion amounting to a $1.9 million decrease offset by $0.9 million associated with the startup of the Worcester closure project.  For the same reason, depreciation and amortization expense as a percentage of revenue decreased as a percentage of revenue to 12.4% for the quarter ended October 31, 2005 from 13.9% in the quarter ended October 31, 2004.

Operating income.  Operating income increased $1.0 million, or 7.9%, to $13.7 million in the quarter ended October 31, 2005 from $12.7 million in the quarter ended October 31, 2004 and decreased slightly as a percentage of revenues to 10.0% in the quarter ended October 31, 2005.  Higher revenues were partially offset by higher operating costs as described above.  The South Eastern region’s operating income increased in the quarter ended October 31, 2005 compared to the quarter ended October 31, 2004 due primarily to higher collection volumes and pricing as well as lower landfill amortization as mentioned above.  The Western region’s operating income decreased in the quarter ended October 31, 2005 compared to the quarter ended October 31, 2004 due primarily to higher operating costs.  The FCR region’s operating income decreased in the quarter ended October 31, 2005 compared to the quarter ended October 31, 2004 due to higher operating costs and the effect of the divestiture of a Canadian recycling operation.

Interest expense, net.  Net interest expense increased $0.6 million, or 8.3% to $7.8 million in the quarter ended October 31, 2005 from $7.2 million in the quarter ended October 31, 2004.  This increase is attributable to higher average interest rates along with higher average borrowings in the current fiscal quarter compared to the prior year period.  Net interest expense, as a percentage of revenues, remained consistent at 5.7% for the quarters ended October 31, 2005 and 2004.

Income from equity method investment.  The income from equity method investment of $1.5 million and $1.0 million for the quarters ended October 31, 2005 and 2004, respectively, was solely from the Company’s 50% joint venture interest in US GreenFiber (“GreenFiber”).

Other expense, net.  Other income in the quarter ended October 31, 2005 was $0.1 million compared to other expense of $0.2 million in the quarter ended October 31, 2004.  Other income in the quarter ended October 31, 2005 consisted primarily of gains on the sale of equipment.  Other expense in the quarter ended October 31, 2004 consisted of the cost of winding down the operations of the New Heights power plant, partially offset by gains on the sale of equipment.

Provision for income taxes.  Provision for income taxes increased $0.6 million to $3.4 million for the quarter ended October 31, 2005 from $2.8 million for the quarter ended October 31, 2004.  The effective tax rate remained largely unchanged, increasing to 44.8% in the three months ended October 31, 2005 from 44.6% in the three months ended October 31, 2004.

Income from continuing operations before discontinued operations.  Income from continuing operations before discontinued operations increased $0.7 million, or 20.0 % to $4.2 million for the quarter ended October 31, 2005 from $3.5 million in the quarter ended October 31, 2004.  Higher operating income and income from equity method investment along with lower other expenses were offset by higher interest expense in the current fiscal quarter compared to the prior year period.

Income from discontinued operations.  In fiscal year 2005, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income from operations has been reclassified from continuing operations to discontinued operations for the quarter ended October 31, 2004.

Six Months Ended October 31, 2005 versus October 31, 2004

Revenues.  Revenues increased $18.7 million, or 7.5% to $268.8 million in the six months ended October 31, 2005 from $250.1 million in the six months ended October 31, 2004.  Revenues from the rollover effect of acquired businesses accounted for $5.8 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, a newly acquired landfill closure project in the South Eastern region, the acquisition of three recycling facilities in the FCR region and a new contract to operate a landfill and transfer station in the Western region.  The effect of acquisitions was partially offset by $0.5 million in the second fiscal quarter as a result of the transfer of a Canadian recycling operation The revenue increase is also attributable to an increase in solid waste revenues of $11.3 million, due to higher prices and to higher landfill volumes in the North Eastern and Western regions. FCR revenue increased $2.0 million in the six months ended October 31, 2005 compared to the six months ended October 31, 2004 due to increases in volume and commodity pricing.

Cost of operations.  Cost of operations increased $15.9 million or 10.1% to $173.6 million in the six months ended October 31, 2005 from $157.7 million in the six months ended October 31, 2004.  Cost of operations as a percentage of revenues increased to 64.6% in the six months ended October 31, 2005 from 63.1% in the prior year.  The dollar and percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs.

General and administration.  General and administration expenses increased $3.4 million, or 10.7% to $35.3 million in the six months ended October 31, 2005 from $31.9 million in the six months ended October 31, 2004, and increased as a percentage of revenues to 13.1% in the six months ended October 31, 2005 from 12.8% in the six months ended October 31, 2004.  The dollar increase in general and administration expenses was due to higher compensation cost as well as higher legal cost, communications and training costs, consulting costs related to software development and expenses related to compliance with the Sarbanes Oxley Act.

Deferred costs.  A charge of $0.3 million was recorded in the six months ended October 31, 2004 to reflect the write-off of deferred development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.8 million, or 5.2%, to $33.0 million in the six months ended October 31, 2005 from $34.8 million in the six months ended October 31, 2004.  While depreciation expense increased by $0.6 million between periods, landfill amortization expense decreased by $2.4 million primarily due to lower volumes in the South Eastern region resulting from the Brockton project approaching completion amounting to a $3.5 million decrease offset by $1.3 million associated with the startup of the Worcester closure project.  Depreciation and amortization expense as a percentage of revenue decreased to 12.3% for the six months ended October 31, 2005 from 13.9% for the six months ended October 31, 2004.

Operating income.  Operating income increased $1.4 million, or 5.5%, to $26.8 million in the six months ended October 31, 2005 from $25.4 million in the quarter ended October 31, 2004 and decreased slightly as a percentage of revenues to 10.0% in the six months ended October 31, 2005.  Higher revenues were partially offset by higher operating costs as described above.  The North Eastern region’s operating income increased in the six months ended October 31, 2005 compared to the prior year due to higher collection volumes and pricing and higher operating income at the Maine Energy facility due to higher power production.  The South Eastern region’s operating income increased in the six months ended October 31, 2005 compared to the six months ended October 31, 2004 due primarily to higher collection volumes and prices as well as lower landfill amortization as mentioned above.  The Central and Western region’s operating income decreased in the six months ended October 31, 2005 compared to the six months ended October 31, 2004 due primarily to higher operating costs.  The FCR region’s operating income decreased in the six months ended October 31, 2005 compared to the prior year due to higher operating costs and the effect of the divestiture of a Canadian recycling operation.

Interest expense, net.  Net interest expense increased $0.9 million, or 6.3% to $15.2 million in the six months ended October 31, 2005 from $14.3 million in the six months ended October 31, 2004.  This increase is attributable to higher average interest rates along with higher average borrowings in the six months ended October 31, 2005 compared to the prior year period.  Net interest expense, as a percentage of revenues, decreased to 5.6% for the six months ended October 31, 2005 from 5.7% for the six months ended October 31, 2004.

Income from equity method investment.  The income from equity method investment of $1.4 million and $0.9 million for the six months ended October 31, 2005 and 2004, respectively, was solely from the Company’s 50% joint venture interest in GreenFiber.

Other expense/(income), net.  Other income in the six months ended October 31, 2005 was $0.1 million compared to other expense of $0.8 million in the six months ended October 31, 2004.  Other expense in the six months ended October 31, 2004 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment.

Provision for income taxes.  Provision for income taxes increased $0.9 million in the six months ended October 31, 2005 to $5.9 million from $5.0 million in the six months ended October 31, 2004.  The effective tax rate remained largely unchanged, increasing to 44.6% in the six months ended October 31, 2005 from 44.5% in the six months ended October 31, 2004.

Income from continuing operations before discontinued operations.  Income from continuing operations before discontinued operations increased $1.0 million, or 16.1% to $7.3 million for the six months ended October 31, 2005 from $6.2 million in the quarter ended October 31, 2004.  Higher operating income and income from equity method investment along with lower other expenses were offset by higher interest expense in the six months ended October 31, 2005 compared to the prior year period.

Income from discontinued operations/Loss on disposal of discontinued operations.  In the second quarter of fiscal year 2005, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million.  This shredding operation had been historically accounted for as a component of continuing operations up until its sale.  The business’ historical income (loss) from operations has been reclassified from continuing operations to discontinued operations for the six months ended October 31, 2004.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale has been recorded and classified as a loss on disposal of discontinued operations.

Liquidity and Capital Resources

The Company’s business is capital intensive.  The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure.  The Company’s capital expenditures are broadly defined as pertaining to either growth or maintenance activities.  Growth capital expenditures are defined as costs related to development of new airspace, permit expansions, new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities.  Growth capital expenditures include the cost of equipment added directly as a result of new business as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities.  Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid.  Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence.

The Company had a net working capital deficit of $18.6 million at October 31, 2005 compared to a net working capital deficit of $31.9 million at April 30, 2005.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The net increase in working capital was due to an increase in trade receivables associated with higher revenues, lower trade payables, lower levels of accruals for payroll and related expenses as well as lower current accrued capping, closure and post-closure costs.  These were partially offset by higher accrued interest associated primarily with the Company’s senior credit facility.

On April 29, 2005, the Company entered into a new senior credit facility with a group of banks for which Bank of America is acting as agent.  The new facility consists of a senior secured revolving credit facility in the amount of $350.0 million.  Under certain circumstances the Company has the option of increasing the credit facility by an additional $100.0 million provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount.  This credit facility is secured by all of our assets, including the Company’s interest in the equity securities of the Company’s subsidiaries.  The new revolving credit facility matures April 2010.  The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the old term loan and the old revolver.  Further advances were available under the new revolver in the amount of $92.9 million and $140.4 million as of October 31, 2005 and April 30, 2005, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $32.1 million and $32.3 million as of October 31, 2005 and April 30, 2005, respectively, at which dates no amounts had been drawn.

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

The new senior revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios.  As of October 31, 2005, we were in compliance with all covenants.

As of October 31, 2005, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the “notes”) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

Net cash provided by operating activities amounted to $36.6 million for the six months ended October 31, 2005 compared to $35.8 million for the same period of the prior fiscal year.  An increase in net income of $1.0 million in the six months ended October 31, 2005 compared to the six months ended October 31, 2004 was offset by lower depreciation and amortization expense of $1.8 million for the six months ended October 31, 2005 compared to the same period of the prior fiscal year.  This is due to lower landfill amortization associated with the Brockton project approaching completion offset by the startup of the Worcester closure project.  Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $1.8 million from the prior year.  The increase in accounts receivable during the six months ended October 31, 2005, which is associated with higher revenues, resulted in a $5.7 million reduction compared with a reduction of $5.1 million in the prior period.  The decrease in accounts payable during the six months ended October 31, 2005, amounted to a $2.8 million reduction compared with an increase of $0.1 million in the prior period.  This is due primarily to higher accruals at April 30, 2005 versus the prior year.  Changes in other assets and liabilities increased $5.3 million from the prior year due primarily to the following: (1) lower prepaid expenses in the current fiscal year amounting to a $0.5 million increase, (2) higher interest accruals in the current fiscal year amounting to a $2.6 million increase related to the senior credit facility, (3) higher capping, closure and post-closure accruals amounting to $4.5 million, attributable to lower cash payments in the six months ended October 31, 2005 and (4) these increases were offset by reductions in accrued payroll and related expenses amounting to $1.8 million in the six months ended October 31, 2005 compared to the six months ended October 31, 2004.

Net cash used in investing activities was $85.1 million for the six months ended October 31, 2005 compared to $60.2 million used in investing activities in the same period of the prior fiscal year.  The increase in cash used in investing activities was due to a $22.5 million increase in capital expenditures as well higher acquisition activity amounting to an increase of $10.5 million in the current fiscal year, offset by a decrease in payments on landfill operating lease contracts of $11.5 million in the current year.

Net cash provided by financing activities was $47.5 million for the six months ended October 31, 2005 compared to $21.1 million in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to higher net borrowings.

The Company generally meets liquidity needs from operating cash flow and its senior credit facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures.  It is the Company’s intention to continue to grow organically and through acquisitions.

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

The Company has substantial indebtedness.  The payment of interest and principal due under this indebtedness has reduced, and may continue to reduce, funds available for other business purposes, including capital expenditures and acquisitions.  In addition, the aggregate amount of indebtedness has limited and may continue to limit the Company’s ability to incur additional indebtedness, and thereby may limit its acquisition program.

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

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under the Company’s senior secured credit facility, the issuance of shares of the Company’s Class A common stock or subordinated notes and/or seller financing. The Company may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet the Company’s capital requirements for such acquisitions.

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

The Company’s ability to remain competitive and sustain its operations depends in part on cash flow from operations and the Company’s access to capital. The Company currently funds its cash needs primarily through cash from operations and borrowings under the Company’s senior secured credit facility. However, the Company may require additional equity and/or debt financing for debt repayment and equity redemption obligations and to fund the Company’s growth and operations. In addition, if the Company undertakes more acquisitions or further expands the Company’s operations, the Company’s capital requirements may increase. The Company may not have access to the amount of capital that the Company requires from time to time, on favorable terms or at all.

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

Under the terms of waste handling agreements among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine, and the Company’s subsidiary Maine Energy, Maine Energy will be required, following the date on which the bonds that financed Maine Energy and certain limited partner loans to Maine Energy are paid in full, to pay a residual cancellation payment to the respective municipalities party to those agreements equal to a certain percentage of the fair market value of the equity of the partners in Maine Energy. In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to the applicable percentage of such amount.  The obligation has been estimated by management at $5.3 million. Management believes the possibility of material loss in excess of this amount is remote. The Company’s estimate of the fair market value of Maine Energy may not prove to be accurate, and in the event the Company has underestimated the value of Maine Energy, the Company could be required to recognize unanticipated charges, in which case the Company’s operating results could be harmed.

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

The Company has material financial obligations relating to capping, closure and post-closure costs of the Company’s existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities which the Company may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes accruals for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, the Company owns seven unlined landfills, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of the Company’s owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company’s financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect the Company’s operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In the six months ended October 31, 2005, the Company used approximately 3.7 million gallons of diesel fuel in the Company’s solid waste operations. Effective May 1, 2003, the

Company implemented a fuel surcharge program, based on a fuel index, to recover fuel cost increases arising from price volatility.  This program was revised effective May 1, 2005 to cover oil and lubricants as well as fuel.  The surcharge has been passed on to all customers where their contracts permit.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of November 30, 2005, approximately 4.0% of the Company’s employees involved in collection, transfer, disposal, recycling, waste-to-energy or other operations were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At November 30, 2005, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on November 30, 2005, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 29.0% of the aggregate voting power of the Company’s stockholders.  Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $225.0 million of long-term debt at October 31, 2005.  The interest rate on the variable rate portion of long-term debt was approximately 5.76% at October 31, 2005.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.6 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of October 31, 2005, to minimize the Company’s commodity exposure, the Company was party to twenty-one commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended October 31, 2005, the impact on the Company’s operating income is estimated at $1.1 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2005, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)    Changes in internal controls.  No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed.  The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period.  On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”).  The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations.  On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005.  On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers.  CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005.  On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties.  The Company is currently engaged in settlement negotiations with the DEP and discussions with the Attorney General’s office regarding their investigation.  However, at this stage it is impossible to predict whether a settlement with the DEP and closure of the Attorney General’s investigation will be reached.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned.  On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”).  On July 13, 2005, the ZBA denied the Company’s appeal.  On August 1, 2005, the Company appealed the ZBA’s decision to the State’s Land Court.  The Company proposed a plan to implement an interim closure of the affected lot which included relocation of waste from an unlined area on a lot unaffected by the decision to the affected lot.  The ZEO issued a letter prohibiting the Company from relocating waste onto the affected lot.  The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005.  The Company intends to appeal the ZBA decision to the Land Court and have it consolidated with the earlier appeal filed with the Land Court.  On October 25, 2005, the Town voted to approve new general bylaw articles which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials.  Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot.  The articles have been forwarded to the Attorney General for approval.  The Company will petition the Attorney General to disapprove the articles because they are inconsistent with the state statutory provisions concerning solid waste disposal facilities.  The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future.

On March 14, 2005, the Company and the Company’s subsidiary New England Waste Services of ME, Inc. (“NEWSME”) were served with a complaint filed by the Environmental Exchange in the State of Maine Superior Court alleging restraint of trade, and conspiracy to monopolize trade.  The plaintiff claims that the Company’s ownership of NEWSME, which in turn owns the New England Organics line of business and the Pine Tree Landfill, allegedly enabled NEWSME to obtain favorable tipping fees at Pine Tree Landfill thereby excluding the plaintiff from competitively bidding on a contract with Indeck Maine Energy LLC to haul and dispose of fly ash.  Plaintiff alleges that the Company and NEWSME lessened competition and monopolized trade.  On April 4, 2005, the Company and NEWSME filed a motion to dismiss.  Subsequently, the plaintiff filed a motion to amend its complaint to allege a count of conspiracy to monopolize and a count of attempting to monopolize.  On October 24, 2005 the Court granted plaintiff’s motion to amend but dismissed the conspiracy to monopolize count, leaving only the attempt to monopolize count.  The Company believes it has meritorious defenses to this claim.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to its investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly.  The summons seeks the production of documents related to the Company’s operations in the State of Maine.  In July, 2005, the Maine Department of Environmental Protection (“MEDEP”) expressed additional concerns with the Operating Services Agreement related to whether or not it violates a Maine statute prohibiting the development of commercial landfills.  On October 12, 2005, the Office of the Attorney General rendered its decision that the proposed transaction violates the ban on commercial landfills because of the Attorney General’s belief that the overall effect of the contract constitutes a transfer of meaningful control from the City of Lewiston to the Company.  The transaction is on hold pending review of the Attorney General’s decision.

On December 2, 2005, the Company was served with a petition filed in the Supreme Court of the State of New York by a group of approximately 100 residents of Chemung County, New York seeking to vacate and set aside the Operating, Management and Lease Agreement between Chemung County and the Company pertaining to the Company’s operation of the Chemung County Landfill; the Host Community Benefit Agreement between the Town of Chemung and the Company; as well as certain resolutions adopted by the County and the Town authorizing such transactions.  The Company believes that it has meritorious defenses to these claims.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 6, 2005, two proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class II directors, Messrs. James W. Bohlig, Joseph G. Doody and Gregory B. Peters.

James W. Bohlig:	Votes For:	27,555,180
	Withheld:	7,663,648

Joseph G. Doody:	Votes For:	35,023,204
	Withheld:	195,624

Gregory B. Peters:	Votes For:	34,892,541
	Withheld:	326,287

Other directors whose terms of office continued in effect after the annual meeting are John W. Casella, Douglas R. Casella, James F. Callahan, Jr., John F. Chapple III and James P. McManus.

PROPOSAL II.

Proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending April 30, 2006.

Votes For:	35,188,178
Votes Against:	22,860
Abstentions:	7,790

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

Casella Waste Systems, Inc.

Date: December 9, 2005	By:	/s/ Richard A. Norris
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