Form 10-Q
period 2006-01-31
CASELLA WASTE SYSTEMS INC
filed 2006-03-10
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2006:

Class A Common Stock	24,113,130
Class B Common Stock	988,200

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

ASSETS	April 30, 2005	January 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$8,578	$10,025
Restricted cash	70	71
Accounts receivable - trade, net of allowance for doubtful accounts of $707 and $1,084	51,726	53,105
Notes receivable - officers/employees	88	89
Refundable income taxes	874	—
Prepaid expenses	4,371	5,580
Inventory	2,538	2,782
Deferred income taxes	—	4,815
Other current assets	1,138	1,569
Total current assets	69,383	78,036

Property, plant and equipment, net of accumulated depreciation and amortization of $324,903 and $371,920	412,753	469,730
Goodwill	157,492	171,127
Intangible assets, net	2,711	3,095
Restricted cash	12,124	21,354
Notes receivable - officers/employees	916	916
Deferred income taxes	3,155	—
Investments in unconsolidated entities	37,699	43,702
Net assets under contractual obligation	1,392	1,197
Other non-current assets	14,829	13,258
	643,071	724,379

	$712,454	$802,415

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 30, 2005	January 31, 2006

CURRENT LIABILITIES:
Current maturities of long-term debt	$281	$521
Current maturities of capital lease obligations	632	1,052
Accounts payable	46,107	44,023
Accrued payroll and related expenses	9,688	8,580
Accrued interest	4,818	11,826
Accrued income taxes	—	961
Deferred income taxes	1,419	—
Current accrued capping, closure and post-closure costs	5,290	2,487
Other accrued liabilities	24,519	26,361
Total current liabilities	92,754	95,811

Long-term debt, less current maturities	378,436	443,768
Capital lease obligations, less current maturities	1,475	2,007
Accrued capping, closure and post-closure costs, less current portion	21,338	25,998
Deferred income taxes	—	6,770
Other long-term liabilities	11,705	11,377

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock - Authorized - 55,750 shares, issued and outstanding - 53,750 and 53,000 shares as of April 30, 2005 and January 31, 2006, respectively, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	69,561

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 23,860,000 and 24,091,000 shares as of April 30, 2005 and January 31, 2006, respectively	239	241
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	767	575
Additional paid-in capital	274,088	274,066
Accumulated deficit	(136,322)	(127,769)
Total stockholders’ equity	138,782	147,123

	$712,454	$802,415

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006

Revenues	$116,080	$130,597	$366,133	$399,392

Operating expenses:
Cost of operations	76,736	88,841	234,399	262,471
General and administration	15,503	17,946	47,389	53,296
Depreciation and amortization	16,271	16,525	51,068	49,572
Deferred costs	—	1,329	295	1,329
	108,510	124,641	333,151	366,668
Operating income	7,570	5,956	32,982	32,724

Other expense/(income), net:
Interest income	(131)	(208)	(301)	(559)
Interest expense	7,380	8,396	21,878	23,918
Income from equity method investment	(1,556)	(3,319)	(2,483)	(4,762)
Other (income)/expense	(642)	(1,348)	109	(1,431)
Other expense, net	5,051	3,521	19,203	17,166

Income from continuing operations before income taxes and discontinued operations	2,519	2,435	13,779	15,558
Provision for income taxes	1,122	1,148	6,136	7,005

Income from continuing operations before discontinued operations	1,397	1,287	7,643	8,553

Discontinued Operations:
Income from discontinued operations (net of income taxes of $96)	—	—	140	—
Loss on disposal of discontinued operations (net of income taxes of $645)	—	—	(150)	—

Net income	1,397	1,287	7,633	8,553
Preferred stock dividend	829	859	2,499	2,563
Net income available to common stockholders	$568	$428	$5,134	$5,990

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations available to common stockholders	$0.02	$0.02	$0.21	$0.24
Income from discontinued operations, net	—	—	0.01	—
Loss on disposal of discontinued operations, net	—	—	(0.01)	—

Net income per common share available to common stockholders	$0.02	$0.02	$0.21	$0.24

Basic weighted average common shares outstanding	24,768	25,019	24,625	24,932

Diluted:
Income from continuing operations before discontinued operations available to common stockholders	$0.02	$0.02	$0.20	$0.24
Income from discontinued operations, net	—	—	0.01	—
Loss on disposal of discontinued operations, net	—	—	(0.01)	—

Net income per common share available to common stockholders	$0.02	$0.02	$0.20	$0.24

Diluted weighted average common shares outstanding	25,380	25,413	25,125	25,296

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		Nine Months Ended January 31,
		2005	2006
	Cash Flows from Operating Activities:
	Net income	$7,633	$8,553
	Adjustments to reconcile net income to net cash provided by operating activities -
	Depreciation and amortization	51,068	49,572
	Depletion of landfill operating lease obligations	3,729	4,651
	Loss on disposal of discontinued operations, net	150	—
	Income from equity method investment	(2,483)	(4,762)
	Dividend from equity method investment	2,000	—
	Deferred costs	295	1,329
	Loss (gain) on sale of equipment	(4)	233
	Deferred income taxes	4,760	4,012
	Changes in assets and liabilities, net of effects of acquisitions and divestitures -
	Accounts receivable	914	(3,271)
	Accounts payable	(6,101)	(3,855)
	Other assets and liabilities	107	5,981
		54,435	53,890
	Net Cash Provided by Operating Activities	62,068	62,443

	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	(6,486)	(19,226)
Additions to property, plant and equipment	- growth	(12,935)	(36,552)
	- maintenance	(43,219)	(51,608)
	Payments on landfill operating lease contracts	(19,790)	(8,450)
	Proceeds from divestitures	3,050	—
	Proceeds from sale of equipment	1,097	936
	Investment in unconsolidated entities	—	(3,000)
	Proceeds from assets under contractual obligation	742	601
	Net Cash Used In Investing Activities	(77,541)	(117,299)

	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	120,350	159,733
	Principal payments on long-term debt	(107,145)	(104,581)
	Proceeds from exercise of stock options	1,622	1,151
	Net Cash Provided by Financing Activities	14,827	56,303
	Net increase (decrease) in cash and cash equivalents	(646)	1,447
	Cash and cash equivalents, beginning of period	8,007	8,578

	Cash and cash equivalents, end of period	$7,361	$10,025

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2005	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$16,155	$16,379
Income taxes, net of refunds	$999	$1,299

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired	$7,327	$21,839
Cash paid, net	(6,486)	(19,226)

Liabilities assumed and holdbacks to seller	$841	$2,613

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.                                      ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of April 30, 2005 and January 31, 2006, the consolidated statements of operations for the three and nine months ended January 31, 2005 and 2006 and the consolidated statements of cash flows for the nine months ended January 31, 2005 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2005. These were included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 (the “Annual Report”). The results for the three and nine months ended January 31, 2006 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2006.

2.                                      BUSINESS COMBINATIONS

On September 19, 2005 the Company acquired the entire membership interest in Blue Mountain Recycling, LLC which has two single-stream recycling facilities in Philadelphia and Montgomeryville, Pennsylvania and a small recyclable material transfer station in Upper Dublin, Pennsylvania. Blue Mountain also has a processing agreement with RecycleBank LLC, an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. The Company acquired Blue Mountain for $15,348 including $13,490 in cash and $1,858 in capital leases and other debt assumed. The acquisition of Blue Mountain also includes contingent consideration based on the attainment of operating results and free cash flow generated from the RecycleBank processing agreement. Future consideration will be allocated to goodwill as contingencies are met. On a preliminary basis, the Company has allocated the purchase price to the tangible and intangible assets acquired, with the residual amount allocated to goodwill. The Company has not yet finalized the Blue Mountain purchase price allocation as the valuations of certain tangible and intangible assets are not yet complete. The Company does not believe that the final purchase price allocation will materially impact the operating results reflected herein.

During the nine months ended January 31, 2006, the Company also acquired twelve solid waste hauling operations and recorded additional expenditures for a landfill closure project acquired in the fourth quarter of fiscal year 2005. These transactions were in exchange for total consideration of $6,491 including $5,736 in cash, $525 in notes payable to sellers and $230 in other liabilities assumed. During the nine months ended January 31, 2005, the Company acquired seven solid waste hauling operations. These transactions were in exchange for total consideration of $7,327 including $6,486 in cash and $841 in liabilities assumed. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition including the value of non-compete agreements with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the nine months ended January 31, 2005 and 2006 had been completed as of May 1, 2004.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Revenue	$119,145	$130,914	$376,574	$404,805
Income from continuing operations before discontinued operations	$1,531	$1,310	$8,211	$8,781
Net income	$1,531	$1,310	$8,201	$8,781
Diluted net income per common share	$0.03	$0.02	$0.23	$0.25

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

In late September 2005, the Company commenced operations at the Chemung County Landfill, after executing a twenty-five year operating, management and lease agreement with Chemung County, New York. The landfill is permitted to accept 120,000 tons per year of municipal solid waste. The Company has also assumed operations of the solid waste transfer station and recycling facility. The Company made initial payments of $4,931 related to this transaction.

In January 2006, the Company assumed the closure contract for the Worcester, Massachusetts landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4,608.

3.                                      GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2005 through January 31, 2006:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2005	$25,340	$31,645	$30,158	$53,450	$16,899	$157,492

Acquisitions	—	—	942	1,763	11,009	13,714
Divestitures	—	—	(79)	—	—	(79)

Balance, January 31, 2006	$25,340	$31,645	$31,021	$55,213	$27,908	$171,127

Intangible assets at April 30, 2005 and January 31, 2006 consist of the following:

	Covenants not to compete	Customer lists	Licensing Agreements	Total
Balance, April 30, 2005
Intangible assets	$16,299	$688	$—	$16,987
Less accumulated amortization	(13,670)	(606)	—	(14,276)
	$2,629	$82	$—	$2,711

Balance, January 31, 2006
Intangible assets	$16,602	$688	$1,000	$18,290
Less accumulated amortization	(14,497)	(673)	(25)	(15,195)
	$2,105	$15	$975	$3,095

Amortization expense for the three months ended January 31, 2005 and 2006 was $353 and $344, respectively. Amortization expense for the nine months ended January 31, 2005 and 2006 was $1,139 and $993, respectively. The intangible amortization expense estimated as of January 31, 2006, for the five years following 2005 is as follows:

2006	2007	2008	2009	2010
$1,316	$873	$558	$382	$271

4.                                      NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and requires public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. SFAS No. 123R will become effective at the beginning of the first fiscal year after June 15, 2005. The Company is evaluating the various transition provisions under SFAS No. 123R and will adopt SFAS No. 123R effective May 1, 2006, which is expected to result in increased compensation expense in future periods.

In April 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. (FIN No. 47). FIN No. 47 expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), providing clarification of the term, conditional asset retirement obligation, and guidelines for the timing of recording the obligation. The Company adopted SFAS No. 143 effective May 1, 2003. The interpretation is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The

Company does not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.

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

The New Hampshire Superior Court in Grafton County, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (which is within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in connection with Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial on these claims was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court. On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the Fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment on the lawfulness of the March 2005 amendment to the zoning ordinance, and the town has filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. On February 13, 2006, NCES filed its objection with the Grafton Superior Court to the Town’s cross-motion for summary judgment. After the court rules on these motions it will schedule a trial on the remaining issues remanded by the Supreme Court. These issues include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community.

On or about November 7, 2001, the Company’s subsidiary New England Waste Services of ME, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, the Company has cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether the plaintiffs are barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiffs in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of ME, Inc. was a defendant. On or about February 12, 2003, plaintiffs filed an appeal. On September 24, 2004, the Massachusetts State Appeals court reversed the Superior Court and reinstated the dismissed cases. On December 21, 2005, plaintiff dismissed without prejudice the two actions in which New England Waste Services of ME, Inc. is a defendant. The matter is closed.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties. On March 9, 2006, the Company reached an agreement with the Attorney General’s Office that resolved their investigation with a misdemeanor fine in the amount of $40 plus a $10 contribution to a non-profit environmental organization. The Company is currently engaged in settlement negotiations with the DEP and expects to reach a settlement in March or April 2006.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned. On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied the Company’s appeal. On August 1, 2005, the Company appealed the ZBA’s decision to the Massachusetts Land Court. The Company proposed a plan to implement an interim closure of the affected lot which included relocation of waste from an unlined area on a lot unaffected by the decision to the affected lot. The ZEO issued a letter prohibiting the Company from relocating waste onto the affected lot. The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005. The Company intends to appeal the ZBA decision to the Land Court and have it consolidated with the other appeal filed with the Land Court. On October 25, 2005, the Town voted to approve new general bylaw articles which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot. The articles have been forwarded to the Massachusetts Attorney General for approval. The Company petitioned the Attorney General to disapprove the articles arguing that they are inconsistent with the state statutory provisions concerning solid waste disposal facilities. On January 18, 2006, the Attorney General rejected the Company’s position and approved the articles. The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future. On November 16, 2005, the adjacent town of Ware adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill. On December 20, 2005, the Company filed an action challenging the regulations and seeking a preliminary injunction. On December 30, 2005, the Court denied the preliminary injunction. The Company is continuing to pursue its challenge to the regulations and the case has entered the discovery phase.

On December 2, 2005, the Company was served with a petition filed in the Supreme Court of the State of New York by a group of approximately 100 residents of Chemung County, New York seeking to vacate and set aside the Operating, Management and Lease Agreement (“OML Agreement”) between Chemung County and the Company pertaining to the Company’s operation of the Chemung County Landfill, the Host Community Benefit Agreement between the Town of Chemung and the Company and certain resolutions adopted by the County and the Town authorizing such transactions. The petition alleges that the documents illegally contract away or limit the police power functions of the County or the Town; that the County improperly segmented review of a planned increase in the annual capacity and related physical expansion of the landfill; that the County failed to properly define and describe the future projects; and that the County failed to adequately assess the immediate impacts of the OML Agreement and the resultant privatization of the landfill as required under the State Environmental Quality Review Act. On February 21, 2006, the judge dismissed the petition in its entirety. Plaintiffs have not yet indicated whether or not they will appeal.

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

7.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Numerator:
Income from continuing operations before discontinued operations	$1,397	$1,287	$7,643	$8,553
Less: preferred stock dividends	(829)	(859)	(2,499)	(2,563)
Income from continuing operations before discontinued operations available to common stockholders	$568	$428	$5,144	$5,990

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,857	24,091	23,857	24,091
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(77)	(60)	(220)	(147)
Weighted average number of common shares used in basic EPS	24,768	25,019	24,625	24,932
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	612	394	500	364
Weighted average number of common shares used in diluted EPS	25,380	25,413	25,125	25,296

For the three and nine months ended January 31, 2005, 6,002 and 6,309 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2006, 6,499 and 6,748 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.                                      LONG TERM DEBT

On December 28, 2005, the Company completed a $25,000 financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25,000 aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between the Company and the Authority, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by the Company, or a related party, all located in Maine; and (2) the issuance of the Bonds. At January 31, 2006, remaining issuance proceeds of $8,989 were recorded as restricted cash to be used to pay for the further capital costs as they are incurred.

Principal, premium, if any, and interest on the Bonds will be payable (1) from drawings under the letter of credit and (2) from loan repayments received by the Authority and the trustee from the Company pursuant to the Financing Agreement. The Bonds will mature on January 1, 2025 and bear interest on the unpaid principal amount at a variable rate or a term interest rate, as elected by the Company.

The Financing Agreement and other transaction documents contain standard representations, covenants and events of default for facilities of this type, including acceleration of indebtedness upon certain events of default. Events of default under the Financing Agreement include a failure to make any loan payment or purchase price payment when due; the failure to observe and perform covenants which continues for a period of 60 days after notice; dissolution or liquidation; and an event of default under the Indenture, including the receipt of notice of the occurrence of an event of default under the reimbursement agreement entered into by the Company in connection with the letter of credit, and directing the trustee under the Indenture to accelerate the Bonds. The Company believes that the financing transaction will have the effect of reducing its interest expense to the extent of the principal amount of the Bonds.

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

Comprehensive income for the three and nine months ended January 31, 2005 and 2006 is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Net income	$1,397	$1,287	$7,633	$8,553
Other comprehensive (loss) income	427	(198)	460	(192)
Comprehensive income	$1,824	$1,089	$8,093	$8,361

The components of other comprehensive income for the three and nine months ended January 31, 2005 and 2006 are shown as follows:

	Three Months Ended January 31,
	2005			2006
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$—	$—	$—	$9	$3	$6
Change in fair value of interest rate swaps and commodity hedges during period	719	292	427	(118)	(49)	(69)
Reclassification to earnings for interest rate swap contracts	—	—	—	(135)	—	(135)
	$719	$292	$427	$(244)	$(46)	$(198)

	Nine Months Ended January 31,
	2005			2006
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$—	$—	$—	$(77)	$(27)	$(50)
Change in fair value of interest rate swaps and commodity hedges during period	777	317	460	433	168	265
Reclassification to earnings for interest rate swap contracts	—	—	—	(407)	—	(407)
	$777	$317	$460	$(51)	$141	$(192)

10.                               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company is party to twenty-two commodity hedge contracts as of January 31, 2006. These contracts expire between May 2006 and April 2008. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of January 31, 2006 the fair value of these hedges was $123, with the net amount (net of taxes of $50) recorded as an unrealized gain in accumulated other comprehensive income.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000. The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of January 31, 2006, the fair value of these swaps was $572, with the net amount (net of taxes of $232) recorded as an unrealized gain in accumulated other comprehensive income.

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value as of the grant date of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the nine months ended January 31, 2005 and 2006.

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2006

Risk free interest rate	3.39% - 3.97%	3.63% - 4.23%
Expected dividend yield	N/A	N/A
Expected life	5 Years	5 Years
Expected volatility	40.90%	40.35%

The total value of options granted would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Net income available to common stockholders, as reported	$568	$428	$5,134	$5,990
Deduct: Total stock-based compensation expense determined under fair value based method, net	349	517	1,186	1,508
Net income (loss) available to common stockholders, pro forma	$219	$(89)	$3,948	$4,482

Basic income (loss) per common share:
As reported	$0.02	$0.02	$0.21	$0.24
Pro forma	$0.01	$0.00	$0.16	$0.18
Diluted income (loss) per common share:
As reported	$0.02	$0.02	$0.20	$0.24
Pro forma	$0.01	$0.00	$0.16	$0.18

As of March 2, 2006, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options to purchase shares of common stock of the Company. Accordingly, all of the Company’s then outstanding unvested options became vested as of March 3, 2006. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods. The estimated future compensation expense associated with these options was approximately $825, net of tax, and would have been required to be recorded in the Company’s income statement in future periods upon the adoption of SFAS No. 123R effective May 1, 2006. The Company will recognize compensation expense of approximately $25, net of tax in during the fourth quarter of 2006 as a result of the acceleration of the vesting of the options, but will not be required to recognize future compensation expense for the accelerated options under SFAS No 123R unless the Company makes modifications to the options, which is not anticipated.

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

The Company classifies its operations into North Eastern, South Eastern, Central, Western and FCR Recycling. The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass. Included in “Other” are ancillary operations, mainly major customer accounts as well as Parent Company assets.

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Three Months Ended January 31, 2005 (1)

Outside revenues	$23,099	$20,110	$25,638	$22,093	$21,254
Depreciation and amortization	4,618	3,562	3,522	3,193	920
Operating income	1,200	(2,151)	3,295	2,450	3,494
Total assets	$173,840	$132,618	$123,937	$146,372	$55,291

	Other	Total
Three Months Ended January 31, 2005 (1)

Outside revenues	$3,886	$116,080
Depreciation and amortization	456	16,271
Operating income	(718)	7,570
Total assets	$66,484	$698,542

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Three Months Ended January 31, 2006

Outside revenues	$27,738	$20,692	$28,406	$24,296	$24,591
Depreciation and amortization	4,577	2,609	4,104	3,417	1,314
Operating income	1,544	(2,665)	2,714	957	3,904
Total assets	$181,111	$145,040	$140,074	$162,686	$89,004

	Other	Total
Three Months Ended January 31, 2006

Outside revenues	$4,874	$130,597
Depreciation and amortization	504	16,525
Operating income	(498)	5,956
Total assets	$84,500	$802,415

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Nine Months Ended January 31, 2005 (1)

Outside revenues	$70,309	$68,600	$83,472	$70,775	$61,100
Depreciation and amortization	14,428	11,760	10,930	9,762	2,758
Operating income	4,700	(4,494)	14,555	10,062	9,602
Total assets	$173,840	$132,618	$123,937	$146,372	$55,291

	Other	Total
Nine Months Ended January 31, 2005 (1)

Outside revenues	$11,877	$366,133
Depreciation and amortization	1,430	51,068
Operating income	(1,443)	32,982
Total assets	$66,484	$698,542

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Nine Months Ended January 31, 2006

Outside revenues	$83,399	$69,014	$89,156	$76,636	$67,228
Depreciation and amortization	14,004	8,725	11,917	10,003	3,529
Operating income	6,112	(1,659)	12,595	7,378	9,754
Total assets	$181,111	$145,040	$140,074	$162,686	$89,004

	Other	Total
Nine Months Ended January 31, 2006

Outside revenues	$13,959	$399,392
Depreciation and amortization	1,394	49,572
Operating income	(1,456)	32,724
Total assets	$84,500	$802,415

(1) Effective in fiscal year 2006, the Company has modified its internal reporting of the measurement of segment profit or loss. The Company had previously used Income from continuing operations before discontinued operations as its measurement of segment profit or loss for internal reporting. Segment data for the three and nine months ended January 31, 2005 has been conformed to reflect this modification.

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005 (1)	2006	2005 (1)	2006
Collection	$56,578	$61,310	$180,424	$192,729
Landfill/disposal facilities	18,779	24,167	61,304	73,928
Transfer	9,570	10,713	32,686	34,275
Recycling	31,153	34,407	91,719	98,460
Total revenues	$116,080	$130,597	$366,133	$399,392

(1)   Revenue attributable to services provided for the three and nine months ended January 31, 2005 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

Net assets under contractual obligation amounted to $1,392 and $1,197 at April 30, 2005 and January 31, 2006, respectively.

14.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2005 and January 31, 2006, and the condensed consolidating results of operations for the three and nine months ended January 31, 2005 and 2006 and the condensed consolidating statements of cash flows for the nine months ended January 31, 2005 and 2006 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2006

(Unaudited)

(In thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$(3,408)	$12,950	$483	$—	$10,025
Accounts receivable - trade, net of allowance for doubtful accounts	73	53,805	666	(1,439)	53,105
Prepaid expenses	1,640	3,940	—	—	5,580
Deferred taxes	3,948	—	867	—	4,815
Other current assets	1,208	3,303	—	—	4,511
Total current assets	3,461	73,998	2,016	(1,439)	78,036

Property, plant and equipment, net of accumulated depreciation and amortization	3,009	467,692	(971)	—	469,730
Goodwill	—	171,127	—	—	171,127
Restricted cash	8,989	3	12,362	—	21,354
Investment in subsidiaries	(290)	—	—	290	—
Other non-current assets	27,882	38,545	120	(4,379)	62,168
	39,590	677,367	11,511	(4,089)	724,379

Intercompany receivable	645,802	(646,648)	(3,533)	4,379	—

	$688,853	$104,717	$9,994	$(1,149)	$802,415

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$521	$—	$—	$521
Current maturities of capital lease obligations	119	933	—	—	1,052
Accounts payable	1,752	43,604	106	(1,439)	44,023
Accrued interest	11,824	2	—	—	11,826
Accrued income taxes	780	—	181	—	961
Accrued closure and post-closure costs, current portion	—	2,982	(495)	—	2,487
Other current liabilities	6,515	16,714	11,712	—	34,941
Total current liabilities	20,990	64,756	11,504	(1,439)	95,811

Long-term debt, less current maturities	443,062	706	—	—	443,768
Capital lease obligations, less current maturities	157	1,850	—	—	2,007
Deferred income taxes	6,770	—	—	—	6,770
Other long-term liabilities	1,190	32,381	3,804	—	37,375

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	69,561	—	—	—	69,561

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,091,000 shares	241	101	100	(201)	241
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	575	232	(103)	(129)	575
Additional paid-in capital	274,066	48,507	2,596	(51,103)	274,066
Accumulated deficit	(127,769)	(43,816)	(7,907)	51,723	(127,769)
Total stockholders’ equity	147,123	5,024	(5,314)	290	147,123

	$688,853	$104,717	$9,994	$(1,149)	$802,415

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$115,180	$3,186	$(2,286)	$116,080

Operating expenses:
Cost of operations	(97)	76,649	2,470	(2,286)	76,736
General and administration	168	15,102	233	—	15,503
Depreciation and amortization	395	14,382	1,494	—	16,271
	466	106,133	4,197	(2,286)	108,510
Operating income (loss)	(466)	9,047	(1,011)	—	7,570

Other expense/(income), net:
Interest income	—	(7,446)	(100)	7,415	(131)
Interest expense	369	14,395	31	(7,415)	7,380
(Income) loss from equity method investments	(2,915)	(1,556)	—	2,915	(1,556)
Other income, net:	(411)	(231)	—	—	(642)
Other expense/(income), net	(2,957)	5,162	(69)	2,915	5,051

Income (loss) from continuing operations before income taxes	2,491	3,885	(942)	(2,915)	2,519
Provision for income taxes	1,094	—	28	—	1,122

Net income (loss)	1,397	3,885	(970)	(2,915)	1,397
Preferred stock dividend	829	—	—	—	829
Net income (loss) available to common stockholders	$568	$3,885	$(970)	$(2,915)	$568

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$130,408	$1,975	$(1,786)	$130,597

Operating expenses:
Cost of operations	3	88,290	2,334	(1,786)	88,841
General and administration	(105)	17,847	204	—	17,946
Depreciation and amortization	440	16,044	41	—	16,525
Deferred costs	—	1,329	—	—	1,329
	338	123,510	2,579	(1,786)	124,641
Operating income (loss)	(338)	6,898	(604)	—	5,956

Other expense/(income), net:
Interest income	(6,693)	(90)	(116)	6,691	(208)
Interest expense	9,136	5,942	9	(6,691)	8,396
(Income) loss from equity method investments	(3,750)	(3,319)	—	3,750	(3,319)
Other (income)/expense, net:	(1,453)	105	—	—	(1,348)
Other expense/(income), net	(2,760)	2,638	(107)	3,750	3,521

Income (loss) before income taxes	2,422	4,260	(497)	(3,750)	2,435
Provision for income taxes	1,135	—	13	—	1,148

Net income (loss)	1,287	4,260	(510)	(3,750)	1,287
Preferred stock dividend	859	—	—	—	859
Net income (loss) available to common stockholders	$428	$4,260	$(510)	$(3,750)	$428

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$362,408	$11,224	$(7,499)	$366,133

Operating expenses:
Cost of operations	(195)	233,729	8,364	(7,499)	234,399
General and administration	202	46,409	778	—	47,389
Depreciation and amortization	1,251	44,569	5,248	—	51,068
Deferred costs	—	295	—	—	295
	1,258	325,002	14,390	(7,499)	333,151
Operating income (loss)	(1,258)	37,406	(3,166)	—	32,982

Other expense/(income), net:
Interest income	(4)	(21,692)	(231)	21,626	(301)
Interest expense	1,204	42,195	105	(21,626)	21,878
(Income) loss from equity method investments	(15,813)	(2,483)	—	15,813	(2,483)
Other expense/(income), net:	(347)	458	(2)	—	109
Other expense/(income), net	(14,960)	18,478	(128)	15,813	19,203

Income (loss) from continuing operations before income taxes and discontinued operations	13,702	18,928	(3,038)	(15,813)	13,779
Provision for income taxes	6,069	—	67	—	6,136

Income (loss) from continuing operations before discontinued operations	7,633	18,928	(3,105)	(15,813)	7,643

Discontinued operations:
Income from discontinued operations, net	—	140	—	—	140
Loss on disposal of discontinued operations, net	—	(150)	—	—	(150)
Net income (loss)	7,633	18,918	(3,105)	(15,813)	7,633
Preferred stock dividend	2,499	—	—	—	2,499
Net income (loss) available to common stockholders	$5,134	$18,918	$(3,105)	$(15,813)	$5,134

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$397,491	$8,141	$(6,240)	$399,392

Operating expenses:
Cost of operations	6	261,266	7,439	(6,240)	262,471
General and administration	(207)	52,886	617	—	53,296
Depreciation and amortization	1,206	48,103	263	—	49,572
Deferred costs	—	1,329	—	—	1,329
	1,005	363,584	8,319	(6,240)	366,668
Operating income (loss)	(1,005)	33,907	(178)	—	32,724

Other expense/(income), net:
Interest income	(21,696)	(214)	(335)	21,686	(559)
Interest expense	25,731	19,830	43	(21,686)	23,918
(Income) loss from equity method investments	(19,072)	(4,762)	—	19,072	(4,762)
Other (income)/expense, net:	(1,495)	64	—	—	(1,431)
Other expense/(income), net	(16,532)	14,918	(292)	19,072	17,166

Income (loss) before income taxes	15,527	18,989	114	(19,072)	15,558
Provision for income taxes	6,974	—	31	—	7,005

Net income (loss)	8,553	18,989	83	(19,072)	8,553
Preferred stock dividend	2,563	—	—	—	2,563
Net income (loss) available to common stockholders	$5,990	$18,989	$83	$(19,072)	$5,990

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$4,475	$54,104	$3,489	$—	$62,068
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(6,486)	—	—	(6,486)
Additions to property, plant and equipment	(1,202)	(52,215)	(2,737)	—	(56,154)
Payments on landfill operating lease contracts	—	(19,790)	—	—	(19,790)
Proceeds from divestitures	—	3,050	—	—	3,050
Other	—	1,839	—	—	1,839
Net Cash Used In Investing Activities	(1,202)	(73,602)	(2,737)	—	(77,541)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	120,350	—	—	—	120,350
Principal payments on long-term debt	(103,397)	(2,759)	(989)	—	(107,145)
Proceeds from exercise of stock options	1,622	—	—	—	1,622
Intercompany borrowings	(33,215)	32,461	754	—	—
Net Cash Provided by (Used in) Financing Activities	(14,640)	29,702	(235)	—	14,827
Net (decrease) increase in cash and cash equivalents	(11,367)	10,204	517	—	(646)
Cash and cash equivalents, beginning of period	7,805	(196)	398	—	8,007
Cash and cash equivalents, end of period	$(3,562)	$10,008	$915	$—	$7,361

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(5,914)	$67,428	$929	$—	$62,443
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(19,226)	—	—	(19,226)
Additions to property, plant and equipment	(1,283)	(86,441)	(436)	—	(88,160)
Payments on landfill operating lease contracts	—	(8,450)	—	—	(8,450)
Other	(3,000)	1,537	—	—	(1,463)
Net Cash Used In Investing Activities	(4,283)	(112,580)	(436)	—	(117,299)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	158,908	825	—	—	159,733
Principal payments on long-term debt	(103,476)	(1,105)	—	—	(104,581)
Proceeds from exercise of stock options	1,151	—	—	—	1,151
Intercompany borrowings	(47,411)	48,236	(825)	—	—
Net Cash Provided by (Used in) Financing Activities	9,172	47,956	(825)	—	56,303
Net increase (decrease) in cash and cash equivalents	(1,025)	2,804	(332)	—	1,447
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(3,408)	$12,950	$483	$—	$10,025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casella Waste Systems, Inc. and Subsidiaries (the “Company”) is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States. As of February 28, 2006, the Company owned and/or operated 10 Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 40 solid waste collection operations, 36 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $116.1 million for the quarter ended January 31, 2005 to $130.6 million for the quarter ended January 31, 2006. From May 1, 2002 through April 30, 2005, the Company acquired 29 solid waste collection, transfer, disposal and recycling operations. Between May 1, 2005 and January 31, 2006 the Company acquired twelve solid waste hauling operations. On September 19, 2005 the Company acquired the entire membership interest in Blue Mountain Recycling, LLC which has two single-stream recycling facilities in Philadelphia and Montgomeryville, Pennsylvania and a small recyclable material transfer station in Upper Dublin, Pennsylvania. Blue Mountain also has a processing agreement with RecycleBank LLC, an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations. In late September 2005 the Company commenced operations at the Chemung County Landfill, after executing a twenty-five year operating, management and lease agreement with Chemung County, New York. The landfill is permitted to accept 120,000 tons per year of municipal solid waste. The Company has also assumed operations of the solid waste transfer station and recycling facility. The Company made initial payments of $4.9 million related to this transaction. In January 2006, the Company assumed the closure contract for the Worcester, Massachusetts landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4.6 million.

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

The Company’s revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentage of the Company’s revenues attributable to services provided. Despite an increase in the absolute dollar amounts, collection revenues as a percentage of total revenue in the three and nine months ended January 31, 2006 were lower compared to the prior year, mainly because of the increase in landfill revenue dollars. Higher volumes and prices drove collection revenue increases in the North Eastern and Central regions. Landfill/disposal revenues as a percentage of total revenues increased in the three and nine months ended January 31, 2006 due primarily to higher landfill volumes and prices in the North Eastern and Western regions as well as the addition of the Chemung County landfill in the Western region. Recycling revenues as a percentage of total revenue in the three and nine months ended January 31, 2006 were lower compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the increase in landfill revenue dollars. The increase in recycling revenue dollars is primarily attributable to higher volumes and commodity pricing as well as the acquisition of Blue Mountain Recycling in the FCR region.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005 (1)	2006	2005 (1)	2006
Collection	48.7%	46.9%	49.3%	48.3%
Landfill/disposal facilities	16.2	18.5	16.7	18.5
Transfer	8.2	8.2	8.9	8.6
Recycling	26.9	26.4	25.1	24.6
Total revenues	100.0%	100.0%	100.0%	100.0%

(1) Percentage of revenues attributable to services provided for the three and nine months ended January 31, 2005 have been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	66.1	68.0	64.0	65.7
General and administration	13.4	13.7	12.9	13.4
Depreciation and amortization	14.0	12.7	14.0	12.4
Deferred costs	—	1.0	0.1	0.3
Operating income	6.5	4.6	9.0	8.2
Interest expense, net	6.2	6.3	5.9	5.9
Income from equity method investment	(1.3)	(2.5)	(0.7)	(1.2)
Other expense/(income), net	(0.6)	(1.1)	—	(0.4)
Provision for income taxes	1.0	0.9	1.7	1.8
Income from continuing operations before discontinued operations	1.2%	1.0%	2.1%	2.1%

Three Months Ended January 31, 2006 versus January 31, 2005

Revenues. Revenues increased $14.5 million, or 12.5% to $130.6 million in the quarter ended January 31,

2006 from $116.1 million in the quarter ended January 31, 2005. Revenues from the rollover effect of acquired businesses accounted for $6.1 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, a newly acquired landfill closure project in the South Eastern region, the acquisition of three recycling facilities in the FCR region and a new contract to operate a landfill, transfer and recycling facility in the Western region. The effect of acquisitions was partially offset by $0.4 million in the quarter as a result of the transfer of a Canadian recycling operation. The revenue increase is also attributable to an increase in solid waste revenues of $8.0 million, due to higher prices and landfill volumes in the North Eastern, Central and Western regions. Net of acquisitions, FCR revenues increased $0.8 million in the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005 due to increases in volume.

Cost of operations. Cost of operations increased $12.1 million, or 15.8% to $88.8 million in the quarter ended January 31, 2006 from $76.7 million in the quarter ended January 31, 2005. As a percentage of revenues, cost of operations increased to 68.0% in the quarter ended January 31, 2006 compared to 66.1% in the prior year period. The percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs which includes increased costs associated with the wood chip obligation at Juniper Ridge landfill in the North Eastern region.

General and administration. General and administration expenses increased $2.4 million, or 15.8% to $17.9 million in the quarter ended January 31, 2006 from $15.5 million in the quarter ended January 31, 2005, and increased as a percentage of revenues to 13.7% in the quarter ended January 31, 2006 from 13.4% in the prior year comparable period. The percentage increase in general and administration expense was due to higher legal and travel costs as well as higher consulting costs associated with software development, offset by lower bonus accruals.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 1.2%, to $16.5 million in the quarter ended January 31, 2006 from $16.3 million in the quarter ended January 31, 2005. Depreciation expense was up $0.9 million between periods and landfill amortization expense decreased $0.7 million primarily due to lower volumes in the South Eastern region, resulting from the Brockton project approaching completion, amounting to a $1.5 million decrease, offset by $0.8 million associated with the startup of the Worcester closure project and the Chemung County landfill. For the same reasons, depreciation and amortization expense as a percentage of revenue decreased to 12.7% for the quarter ended January 31, 2006 from 14.0% in the quarter ended January 31, 2005.

Deferred costs. As further time is required before the project is restarted, a charge of $1.3 million was recorded in the quarter ended January 31, 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill.

Operating income. Operating income decreased $1.6 million, or 21.3%, to $6.0 million in the quarter ended January 31, 2006 from $7.6 million in the quarter ended January 31, 2005 and decreased as a percentage of revenues to 4.6% in the quarter ended January 31, 2006 from 6.5% in the quarter ended January 31, 2005. Higher revenues were partially offset by higher operating costs and the deferred cost charge as described above. The North Eastern region’s operating income increased in the three months ended January 31, 2006 compared to the prior year due to higher collection and landfill volumes and pricing as well as higher operating income at the Maine Energy facility due to higher power production. The South Eastern region’s operating income decreased in the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005 due primarily to the deferred cost charge described above partially offset by lower landfill amortization as mentioned above. The Central and Western region’s operating income decreased in the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005 due primarily to higher operating costs.

The FCR region’s operating income increased in the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005 due mainly to the effect of acquisitions.

Interest expense, net. Net interest expense increased $1.0 million, or 13.9% to $8.2 million in the quarter ended January 31, 2006 from $7.2 million in the quarter ended January 31, 2005. This increase is attributable to higher average interest rates along with higher average borrowings in the current fiscal quarter compared to the prior year period. Net interest expense, as a percentage of revenues, increased slightly to 6.3% in the quarter ended January 31, 2006 from 6.2% in the quarter ended January 31, 2005.

Income from equity method investment. The income from equity method investment of $3.3 million and $1.6 million for the quarters ended January 31, 2006 and 2005, respectively, was solely from the Company’s 50% joint venture interest in US GreenFiber (“GreenFiber”). The increase is attributable to higher prices and sales volume in the current fiscal quarter compared to the prior year comparable period.

Other expense/(income), net. Other income in the quarter ended January 31, 2006 was $1.3 million compared to other income of $0.6 million in the quarter ended January 31, 2005. Other income in the quarter ended January 31, 2006 consisted primarily of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million. At the time of sale, there was no book value associated with these warrants as they had been previously written off. Other income in the quarter ended January 31, 2005 consisted of a dividend received from our investment in Evergreen National Indemnity Company (“Evergreen”) of $0.4 million and gains on the sale of equipment.

Provision for income taxes. Provision for income taxes remained constant at $1.1 million for the quarters ended January 31, 2006 and 2005. The effective tax rate increased to 47.1% in the three months ended January 31, 2006 from 44.5% in the three months ended January 31, 2005 due to an increase in expenses not deductible for tax purposes.

Income from continuing operations before discontinued operations. Income from continuing operations before discontinued operations decreased $0.1 million, or 7.1 % to $1.3 million for the quarter ended January 31, 2006 from $1.4 million in the quarter ended January 31, 2005. Lower operating income and higher interest expense were offset by higher income from the equity method investment and lower other expenses in the current fiscal quarter compared to the prior year period.

Nine Months Ended January 31, 2006 versus January 31, 2005

Revenues. Revenues increased $33.3 million, or 9.1% to $399.4 million in the nine months ended January 31, 2006 from $366.1 million in the nine months ended January 31, 2005. Revenues from the rollover effect of acquired businesses accounted for $11.9 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, a newly acquired landfill closure project in the South Eastern region, the acquisition of three recycling facilities in the FCR region and a new contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $0.8 million as a result of the transfer of a Canadian recycling operation. The revenue increase is also attributable to an increase in solid waste revenues of $19.4 million, due to higher prices and landfill volumes in the North Eastern and Western regions. FCR revenue increased $2.8 million in the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005 due to increases in volume and commodity pricing.

Cost of operations. Cost of operations increased $28.1 million or 12.0% to $262.5 million in the nine months ended January 31, 2006 from $234.4 million in the nine months ended January 31, 2005. Cost of operations as a percentage of revenues increased to 65.7% in the nine months ended January 31, 2006 from 64.0% in the prior year. The percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs which includes increased costs associated with the wood chip obligation at Juniper Ridge landfill in the North Eastern Region.

General and administration. General and administration expenses increased $5.9 million, or 12.5% to $53.3 million in the nine months ended January 31, 2006 from $47.4 million in the nine months ended January 31, 2005, and increased as a percentage of revenues to 13.4% in the nine months ended January 31, 2006 from

12.9% in the nine months ended January 31, 2005. The dollar increase in general and administration expenses was due to higher compensation costs as well as higher legal, communications and training costs, consulting costs related to software development and expenses related to compliance with the Sarbanes Oxley Act.

Deferred costs. As further time is required before the project is restarted, a charge of $1.3 million was recorded in the nine months ended January 31, 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill. A charge of $0.3 million was recorded in the nine months ended January 31, 2005 to reflect the write-off of development costs associated with the unsuccessful negotiations for the development and operation of the McKean County, Pennsylvania landfill.

Depreciation and amortization. Depreciation and amortization expense decreased $1.5 million, or 2.9%, to $49.6 million in the nine months ended January 31, 2006 from $51.1 million in the nine months ended January 31, 2005. While depreciation expense increased by $1.8 million between periods, landfill amortization expense decreased by $3.1 million primarily due to lower volumes in the South Eastern region resulting from the Brockton project approaching completion, amounting to a $5.0 million decrease, offset by $1.9 million associated with the startup of the Worcester closure project and the Chemung County landfill. Depreciation and amortization expense as a percentage of revenue decreased to 12.4% for the nine months ended January 31, 2006 from 14.0% for the nine months ended January 31, 2005.

Operating income. Operating income decreased slightly by $0.3 million, or 0.9%, to $32.7 million in the nine months ended January 31, 2006 from $33.0 million in the quarter ended January 31, 2005 and decreased as a percentage of revenues to 8.2% in the nine months ended January 31, 2005 compared to 9.0% in the nine months ended January 31, 2005. Higher revenues were partially offset by higher operating costs and deferred cost charges as described above. The North Eastern region’s operating income increased in the nine months ended January 31, 2006 compared to the prior year due to higher collection volumes and pricing and higher operating income at the Maine Energy facility due to higher power production. The South Eastern region’s operating income increased in the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005 due primarily to lower landfill amortization, partially offset by deferred costs charges as mentioned above. The Central and Western region’s operating income decreased in the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005 due primarily to higher operating costs. The FCR region’s operating income increased slightly in the nine months ended January 31, 2006 compared to the prior year due to the effect of the acquisitions, partially offset by higher operating costs.

Interest expense, net. Net interest expense increased $1.8 million, or 8.3% to $23.4 million in the nine months ended January 31, 2006 from $21.6 million in the nine months ended January 31, 2005. This increase is attributable to higher average interest rates along with higher average borrowings in the nine months ended January 31, 2006 compared to the prior year period. Net interest expense, as a percentage of revenues, remained consistent at 5.9% for the nine months ended January 31, 2006 and 2005.

Income from equity method investment. The income from equity method investment of $4.8 million and $2.5 million for the nine months ended January 31, 2006 and 2005, respectively, was solely from the Company’s 50% joint venture interest in GreenFiber. The increase is attributable to higher prices and sales volume in the current fiscal year compared to the prior year comparable period.

Other expense/(income), net. Other income in the nine months ended January 31, 2006 was $1.4 million compared to other expense of $0.1 million in the nine months ended January 31, 2005. Other income in the nine months ended January 31, 2006 consisted primarily of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million. At the time of sale, there was no book value associated with these warrants as they had been previously written off. Other expense in the nine months ended January 31, 2005 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment and the dividend from Evergreen.

Provision for income taxes. Provision for income taxes increased $0.9 million in the nine months ended January 31, 2006 to $7.0 million from $6.1 million in the nine months ended January 31, 2005. The effective tax rate increased to 45.0% in the nine months ended January 31, 2006 from 44.5% in the nine months ended January 31, 2005 due to an increase in expenses not deductible for income tax purposes.

Income from continuing operations before discontinued operations. Income from continuing operations before discontinued operations increased $1.8 million, or 13.0% to $15.6 million for the nine months ended January 31, 2006 from $13.8 million in the nine months ended January 31, 2005. Slightly lower operating income and higher interest expense were offset by higher income from the equity method investment and lower other expenses in the nine months ended January 31, 2006 compared to the prior year period.

Income from discontinued operations/Loss on disposal of discontinued operations. In the second quarter of fiscal year 2005, the Company completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million. This shredding operation had been historically accounted for as a component of continuing operations up until its sale. The business’ historical income (loss) from operations has been reclassified from continuing operations to discontinued operations for the nine months ended January 31, 2005. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale has been recorded and classified as a loss on disposal of discontinued operations.

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

The Company had a net working capital deficit of $27.8 million at January 31, 2006 compared to a net working capital deficit of $31.9 million at April 30, 2005. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The net increase in working capital was due to an increase in trade receivables associated with higher revenues, lower trade payables, lower levels of accruals for payroll and related expenses as well as lower current accrued capping, closure and post-closure costs. These were partially offset by higher accrued interest associated primarily with the Company’s senior credit facility.

On April 29, 2005, the Company entered into a new senior credit facility with a group of banks for which Bank of America is acting as agent. The new facility consists of a senior secured revolving credit facility in the amount of $350.0 million. Under certain circumstances the Company has the option of increasing the credit facility by an additional $100.0 million provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. This credit facility is secured by all of our assets, including the Company’s interest in the equity securities of the Company’s subsidiaries. The new revolving credit facility matures April 2010. The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the old term loan and the old revolver. Further advances were available under the new revolver in the amount of $74.7 million and $140.4 million as of January 31, 2006 and April 30, 2005, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $57.3 million and $32.3 million as of January 31, 2006 and April 30, 2005, respectively, at which dates no amounts had been drawn.

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

The new senior revolving credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios. As of January 31, 2006, we were in compliance with all covenants.

As of January 31, 2006, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the “notes”) which mature in January 2013. The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

On December 28, 2005, the Company completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between the Company and the Authority, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by the Company, or a related party, all located in Maine; and (2) the issuance of the Bonds. At January 31, 2006, remaining issuance proceeds of $9.0 million were recorded as restricted cash to be used to pay for the further capital costs as they are incurred.

Principal, premium, if any, and interest on the Bonds will be payable (1) from drawings under the letter of credit and (2) from loan repayments received by the Authority and the trustee from the Company pursuant to the Financing Agreement. The Bonds will mature on January 1, 2025 and bear interest on the unpaid principal amount at a variable rate or a term interest rate, as elected by the Company.

The Financing Agreement and other transaction documents contain standard representations, covenants and events of default for facilities of this type, including acceleration of indebtedness upon certain events of default.  Events of default under the Financing Agreement include a failure to make any loan payment or purchase price payment when due; the failure to observe and perform covenants which continues for a period of 60 days after notice; dissolution or liquidation; and an event of default under the Indenture, including the receipt of notice of the occurrence of an event of default under the reimbursement agreement entered into by the Company in connection with the letter of credit, and directing the trustee under the Indenture to accelerate the Bonds.  The Company believes that the financing transaction will have the effect of reducing its interest expense to the extent of the principal amount of the Bonds.

Net cash provided by operating activities amounted to $62.4 million for the nine months ended January 31, 2006 compared to $62.1 million for the same period of the prior fiscal year. An increase in net income of $0.9 million in the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005 was offset by lower depreciation and amortization expense of $1.5 million and higher income from the Company’s equity method investment of $2.3 million for the nine months ended January 31, 2006 compared to the same period of the prior fiscal year. Depreciation and amortization expense was lower due primarily to landfill amortization associated with the Brockton project approaching completion offset by the startup of the Worcester closure project and Chemung landfill. The income from equity method investment is solely from the Company’s 50% joint venture interest in GreenFiber and the increase is attributable to higher prices and sales volume in the current fiscal year compared to the prior year comparable period. Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $3.9 million from the prior year. The increase in accounts receivable during the nine months ended January 31, 2006, which is associated with higher revenues, resulted in a $3.3 million reduction compared with an increase of $0.9 million in the prior period. The decrease in accounts payable during the nine months ended January 31, 2006, amounted to a $3.9 million reduction compared with a reduction of $6.1 million in the prior period. This is due primarily to higher accounts payable at January 31, 2006 versus the prior year related to higher capital expenditures. Changes in other assets and liabilities increased $5.9 million from the prior year due primarily to the following: (1) higher interest accruals in the current fiscal year amounting to a $2.4 million increase related to higher borrowings, (2) higher capping, closure and post-closure accruals amounting to $4.7 million, attributable to lower cash payments in the nine months ended January 31, 2006 and (3) these increases were offset by reductions in accrued payroll and related expenses amounting to $1.7 million in the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005.

Net cash used in investing activities was $117.3 million for the nine months ended January 31, 2006 compared to $77.5 million used in investing activities in the same period of the prior fiscal year. The increase in cash used in investing activities was due to a $32.0 million increase in capital expenditures as well as higher acquisition activity amounting to an increase of $12.7 million in the current fiscal year, offset by a decrease in payments on landfill operating lease contracts of $11.3 million in the current year.

Net cash provided by financing activities was $56.3 million for the nine months ended January 31, 2006 compared to $14.8 million in the same period of the prior fiscal year. The increase in cash provided by financing activities is primarily due to higher net borrowings, including the revenue bond financing described above.

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

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under the Company’s senior secured credit facility, additional tax-exempt financing, the issuance of shares of the Company’s Class A common stock or subordinated notes and/or seller financing. The Company may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet the Company’s capital requirements for such acquisitions.

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

The Company is subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. The Company’s waste-to-energy facility is subject to regulations limiting discharges of pollution into the air and water, and the Company’s solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. For example, the Company’s waste-to-energy facility in Biddeford, Maine is affected by zoning restrictions and air emissions limitations in its efforts to implement a new odor control system. If the Company is not able to comply with the requirements that apply to a particular facility or if the Company operates without necessary approvals, the Company could be subject to civil, and possibly criminal, fines and penalties, and the Company may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. The Company may not have sufficient insurance coverage for the Company’s environmental liabilities. Those costs or actions could be significant to the Company and impact the Company’s results of operations, as well as the Company’s available capital.

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

The Company’s operating program depends on the Company’s ability to operate and expand the landfills and transfer stations the Company owns and leases and to develop new landfill and transfer sites. Localities where the Company operates generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which the Company’s landfills and transfer stations are located may limit or prohibit the expansion of the landfill or transfer station as well as the amount of waste that the Company can accept at the landfill or transfer station on a daily, quarterly or annual basis and any effort to acquire or expand landfills and transfer stations typically involves a significant amount of time and expense. For example, expansion at the Company’s North County Environmental Services landfill, outside the original 51 acres, will be prohibited as a result of a recent decision by the New Hampshire Supreme Court unless the Company prevails in certain remanded issues under zoning laws or the Town revises its local ordinance prohibiting expansions. The Company may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of the Company’s current landfills and transfer stations. If the Company is unable to develop additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s wastestream will be limited and the Company will be required to utilize the disposal facilities of the Company’s competitors.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In the nine months ended January 31, 2006, the Company used approximately 5.5 million gallons of diesel fuel in the Company’s solid waste operations. Effective May 1, 2003, the Company implemented a fuel surcharge program, based on a fuel index, to recover fuel cost increases arising from price volatility. This program was revised effective May 1, 2005 to cover oil and lubricants as well as fuel. The surcharge has been passed on to all customers where their contracts permit.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of February 28, 2006, approximately 5.1% of the Company’s employees involved in collection, transfer, disposal, recycling, waste-to-energy or other operations were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At February 28, 2006, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on February 28, 2006, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 28.7% of the aggregate voting power of the Company’s stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $243.0 million of long-term debt at January 31, 2006. The interest rate on the variable rate portion of long-term debt was approximately 6.22% at January 31, 2006. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.6 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of January 31, 2006, to minimize the Company’s commodity exposure, the Company was party to twenty-two commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended January 31, 2006, the impact on the Company’s operating income is estimated at $1.4 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4. CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures. The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2006, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)    Changes in internal controls. No change in the Company’s internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The New Hampshire Superior Court in Grafton County, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (which is within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in connection with Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial on these claims was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court. On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the Fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment on the lawfulness of the March 2005 amendment to the zoning ordinance, and the town has filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. On February 13, 2006, NCES filed its objection with the Grafton Superior Court to the Town’s cross-motion for summary judgment. After the court rules on these motions it will schedule a trial on the remaining issues remanded by the Supreme Court. These issues include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community.

On or about November 7, 2001, the Company’s subsidiary New England Waste Services of ME, Inc. was served with a complaint filed in Massachusetts Superior Court on behalf of Daniel J. Quirk, Inc. and 14 citizens against The Massachusetts Department of Environmental Protection (“MADEP”), Quarry Hill Associates, Inc. and New England Waste Services of ME, Inc. dba New England Organics, et al. The complaint seeks injunctive relief related to the use of MADEP-approved wastewater treatment sludge in place of naturally occurring topsoil as final landfill cover material at the site of the Quarry Hills Recreation Complex Project in Quincy, Massachusetts (the “Project”), including removal of the material, or placement of an additional “clean” cover. On February 21, 2002, the MADEP filed a motion for stay pending a litigation control schedule. Plaintiffs have filed a cross-motion to consolidate the case with 11 other cases they filed related to the Project. Additionally, the Company has cross-claimed against other named defendants seeking indemnification and contribution. In September 2002, the court granted a stay of all proceedings pending the filing of summary judgment motions by all defendants on the issue of whether the plaintiffs are barred from suing the defendants as a result of a covenant not to sue that was signed by plaintiffs in 1998. On December 17, 2002, the court granted certain summary judgment motions filed by the defendants, the effect of which was the dismissal of all claims against all defendants in all cases where New England Waste Services of ME, Inc. was a defendant. On or about February 12, 2003, plaintiffs filed an appeal. On September 24, 2004, the Massachusetts State Appeals court reversed the Superior Court and reinstated the dismissed cases. On December 21, 2005, plaintiff dismissed without prejudice the two actions in which New England Waste Services of ME, Inc. is a defendant. The matter is closed.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties. On March 9, 2006, the Company reached an agreement with the Attorney General’s Office that resolved their investigation with a misdemeanor fine in the amount of $40,000 plus a $10,000 contribution to a non-profit environmental organization. The Company is currently engaged in settlement negotiations with the DEP and expects to reach a settlement in March or April 2006.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land that is not properly zoned. On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied the Company’s appeal. On August 1, 2005, the Company appealed the ZBA’s decision to the Massachusetts Land Court. The Company proposed a plan to implement an interim closure of the affected lot which included relocation of waste from an unlined area on a lot unaffected by the decision to the affected lot. The ZEO issued a letter prohibiting the Company from relocating waste onto the affected lot. The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005. The Company intends to appeal the ZBA decision to the Land Court and have it consolidated with the other appeal filed with the Land Court. On October 25, 2005, the Town voted to approve new general bylaw articles which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot. The articles have been forwarded to the Massachusetts Attorney General for approval. The Company petitioned the Attorney General to disapprove the articles arguing that they are inconsistent with the state statutory provisions concerning solid waste disposal facilities. On January 18, 2006, the Attorney General rejected the Company’s position and approved the articles. The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future. On November 16, 2005, the adjacent town of Ware adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill. On December 20, 2005, the Company filed an action challenging the regulations and seeking a preliminary injunction. On December 30, 2005, the Court denied the preliminary injunction. The Company is continuing to pursue its challenge to the regulations and the case has entered the discovery phase.

On December 2, 2005, the Company was served with a petition filed in the Supreme Court of the State of New York by a group of approximately 100 residents of Chemung County, New York seeking to vacate and set aside the Operating, Management and Lease Agreement (“OML Agreement”) between Chemung County and the Company pertaining to the Company’s operation of the Chemung County Landfill, the Host Community Benefit Agreement between the Town of Chemung and the Company; and certain resolutions adopted by the County and the Town authorizing such transactions. The petition alleges that the documents illegally contract away or limit the police power functions of the County or the Town; that the County improperly segmented review of a planned increase in the annual capacity and related physical expansion of the landfill; that the County failed to properly define and describe the future projects; and that the County failed to adequately assess the immediate impacts of the OML Agreement and the resultant privatization of the landfill as required under the State Environmental Quality Review Act. On February 21, 2006, the judge dismissed the petition in its entirety. Plaintiffs have not yet indicated whether or not they will appeal.

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

None

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

Casella Waste Systems, Inc.

Date: March 10, 2006	By:	/s/ Richard A. Norris
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