Form 10-Q/A
period 2005-07-31
CASELLA WASTE SYSTEMS INC
filed 2006-03-14
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  000-23211

CASELLA WASTE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0338873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Greens Hill Lane, Rutland, Vermont	05701
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (802) 775-0325

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2005
Class A Common Stock	23,913,103
Class B Common Stock	988,200

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Casella Waste Systems, Inc. for the quarter ended July 31, 2005, filed with the Securities and Exchange Commission on September 9, 2005 (the “Report”), solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 and Exhibit 31.2.  Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing of the Report.  None of the information disclosed in the Report is modified by this Amendment to the Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: March 14, 2006	By:	/s/ Richard A. Norris
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

32.1	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.*

* Previously filed.