Form 10-Q/A
period 2005-10-31
CASELLA WASTE SYSTEMS INC
filed 2006-03-14
CIK 911177

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                                             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2005
Class A Common Stock	24,014,107
Class B Common Stock	988,200

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Casella Waste Systems, Inc. for the quarter ended October 31, 2005, filed with the Securities and Exchange Commission on December 9, 2005 (the “Report”), solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 and Exhibit 31.2. Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing of the Report.  None of the information previously disclosed in the Report is modified by this Amendment to the Report.

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