Form 10-K
period 2006-04-30
CASELLA WASTE SYSTEMS INC
filed 2006-06-22
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2005 was $305,459,441. The Company does not have any non-voting common stock outstanding.

There were 24,250,185 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2006. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2006.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I — Business - “Executive Officers and Other Key Employees of the Company” and with respect to certain equity compensation plan information which is set forth under Part III-” Equity Compensation Plan Information”) have been omitted from this Annual Report on Form 10-K, because the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

CASELLA WASTE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I.

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III.

ITEM 10, 11, 12, 13, 14.	INCORPORATED BY REFERENCE FROM DEFINITIVE PROXY STATEMENT

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

SIGNATURES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT INDEX

PART I

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

ITEM 1. BUSINESS

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States. We believe we are currently the number one or number two provider of solid waste collection services in approximately 80% of the areas served by our collection divisions. As of May 31, 2006, we owned and/or operated  nine Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 solid waste collection operations, 33 transfer stations, 39 recycling facilities, one waste-to-energy facility and a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

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

In December 1999, we acquired KTI, an integrated provider of waste processing services, for aggregate consideration of $340.0 million. Following our acquisition of KTI, through 2002, we focused on the integration of KTI and the divestiture of non-core KTI assets.

From 2003 to date, we have focused on building our disposal capacity within our footprint, using our partnership model. We believe we have been successful, because we added Hardwick at the end of fiscal year 2003 and Southbridge in Massachusetts, Ontario in upper New York State and Juniper Ridge (formerly West Old Town) in Maine, all in fiscal year 2004, Chemung County landfill in New York in fiscal year 2006, as well as expanded our annual permit limits and overall capacity at our other sites that we own or operate. In fiscal year 2004 and 2005 we were successful in securing an increase of our permitted volume capacity at our Hakes and Waste USA landfill facilities and our Hyland landfill facility received a necessary local approval for the future expansion of the site (subject to receipt of permits).

In late September 2005 we commenced operations at the Chemung County Landfill, after executing a twenty-five year operating, management and lease agreement with Chemung County, New York. The landfill is permitted to accept 120,000 tons per year of municipal solid waste. We have also assumed operations of the solid waste transfer station and recycling facility. We made initial payments of $4.9 million related to this transaction. In January 2006, we assumed the closure contract for the Worcester, Massachusetts landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4.6 million. In December, 2005, through an agreement with the Town of Colebrook, NH, we began accepting non hazardous waste to shape, cap, and close that Town’s landfill site. Approximately 600,000 tons of capacity has been created through this project and the project is expected to last approximately three years.

The annual tons disposed in our landfills have increased from 1.8 million tons in fiscal year 2004 to 2.9 million tons in fiscal year 2006, and total permitted and permittable capacity has increased from 29.6 tons at May 1, 2003 to 86.7 million tons at April 30, 2006. We have also closed on 37 tuck-in acquisitions during that time. From May 1, 1994 through April 30, 2006, we acquired 227 solid waste collection, transfer, recycling and disposal operations. In fiscal year 2006 we acquired 15 solid waste hauling and recycling operations.

Our objective in building disposal capacity is to increase our vertical integration within our footprint to optimize our control of the waste stream from collection through disposal, thereby providing an economic benefit. Internalization of waste refers to the amount of waste that our collection companies collect that is ultimately disposed of in one of our disposal facilities. As a result of our success in building disposal capacity our internalization increased to 56.6% in fiscal year 2006 from 53.2% in fiscal year 2004.

On September 19, 2005 we acquired Blue Mountain Recycling, LLC which has two single-stream recycling facilities in Philadelphia and Montgomeryville, Pennsylvania and a small recyclable material transfer station in Upper Dublin, Pennsylvania. Blue Mountain also has a processing agreement with RecycleBank LLC, an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.

We continue to be focused on selectively pursuing accretive acquisitions with the goal of increasing route density and landfill internalization through tuck-in opportunities and by acquiring or agreeing to operate strategically located landfills. We have also focused on measuring return on net assets as a metric to aligning performance with these stated objectives.

Solid Waste Operations

Our solid waste operations comprise a full range of non-hazardous solid waste services, including collection operations, transfer stations, material recycling facilities and disposal facilities.

Collections.   A majority of our commercial and industrial collection services are performed under one-to-three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners, or mobile home park operators.

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

Material Recycling Facilities.   Our material recycling facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR, we operate 20 MRFs in geographic areas not served by our collection divisions or disposal facilities and 4 in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing, tipping fees and commodity sales. These MRFs are large-scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within our core solid waste services market area has generally maintained primary responsibility for recycling efforts.

Disposal Facilities.   We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.   The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2004, 2005 and 2006, for landfills we operated during the years then ended:

	April 30, 2004			April 30, 2005			April 30, 2006
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of period	7,313	22,314	29,627	15,307	50,337	65,644	25,681	56,008	81,689
Acquisitions(3)	9,609	28,353	37,962	—	—	—	1,243	3,288	4,531
New expansions pursued(4)	—	225	225		16,830	16,830		2,182	2,182
Permits granted(5)	97	—	97	11,453	(11,453)	—	349	(349)	—
Airspace consumed	(1,840)	—	(1,840)	(2,527)	—	(2,527)	(2,889)	—	(2,889)
Changes in engineering estimates	128	(555)	(427)	1,448	294	1,742	(308)	1,448	1,140
Balance, end of period	15,307	50,337	65,644	25,681	56,008	81,689	24,076	62,577	86,653

(1)             We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits may place a daily and/or annual limit on capacity.

(2)             Represents capacity which we have determined to be “permittable” in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received; and (v) senior management has approved the project.

(3)             The increase in fiscal year 2006 acquired airspace capacity is due to our new Chemung landfill operating contract.

(4)             The increase in fiscal year 2005 is primarily due to a determination of additional permittable airspace capacity at our Hyland, Juniper Ridge and Waste USA landfills. The increase in fiscal year 2006 is due to a determination of additional permittable airspace capacity at our Southbridge and Clinton County landfills. This caption does not include certain expansion capacity which we are seeking at our NCES landfill. Because expansion capacity at our NCES landfill has been the subject of litigation, the capacity associated with the litigation, 1.1 million tons with an estimated useful life of 8.5 years, has been omitted.

(5)             The increase in permitted airspace capacity in fiscal 2005 is associated with permits granted at our Ontario, Juniper Ridge and Waste USA landfill facilities.

NCES.          The North Country Environmental Services (“NCES”) landfill located in Bethlehem, New Hampshire serves the  wastesheds of New Hampshire and certain contiguous Vermont, Maine and Massachusetts wastesheds. Since the purchase of this landfill in 1994, we have experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2005, we received approval for additional capacity within the original 51 acres, which we expect to last into fiscal year 2010. In addition, although we received state approval for an additional use of approximately 1.1 million tons, outside the original 51 acres, our right to use that capacity has been limited by both a ruling of the New Hampshire Supreme Court, which remains subject to litigation as a result of a partial remand of certain outstanding issues back to the trial court, and the adoption of an ordinance by the Town in March 2005 prohibiting expansion outside the original 51 acres, which is also the subject of on-going litigation.

Waste USA.   The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds throughout  Vermont. The landfill is permitted to accept residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since our purchase of this landfill in 1995, we have expanded the capacity of this landfill which we expect to last through approximately fiscal year 2029. In fiscal year 2005, the annual permit was increased from 240,000 to 370,000 tons.

Clinton County.   The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County pursuant to a 25-year lease which expires in 2021. The landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren, Washington, and Saratoga Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes municipal solid waste, construction and demolition debris, and special waste which is approved by regulatory agencies. The facility is currently in the final stages of a multi-year landfill expansion permitting process which, if successful, would provide considerable additional volume beyond the current terms of the lease agreement. We have entered into extended agreements with the Town and County applicable to this additional volume.

Pine Tree.   The Pine Tree landfill is located in Hampden, Maine. It is permitted to accept construction and demolition material, ash, front-end processing residues from the waste-to-energy facilities within the State of Maine and related sludges and special waste that is approved by regulatory agencies. In addition, it is permitted to accept municipal solid waste that is by-pass waste from the Maine Energy Recovery Company, Limited Partnership (“Maine Energy”) and Penobscot Energy Recovery Company (“PERC”) waste-to-energy facilities, as well as municipal solid waste that is in excess of the processing capacities of other waste-to-energy facilities within the State of Maine.

Hardwick.   The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, is permitted to accept municipal solid waste, construction and demolition material and certain difficult-to-manage wastes. The facility currently is permitted to accept up to 400 tons per day of municipal solid waste with an annual permitted capacity of 82,800 tons of municipal solid waste. The Hardwick landfill is located on an 18-acre of waste footprint. In addition, we have options to purchase approximately 253 additional acres that are adjacent to the landfill. We estimate that at its current permit limits, the facility has approximately five years of operating life, to the extent certain challenged rulings by the Zoning Enforcement Officer do not impede continued development in such areas of the landfill.

Juniper Ridge (formerly West Old Town).  On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine formerly owned by Georgia Pacific and we became the operator of that facility under a 30 year operating and services agreement between us and the State of Maine. The Maine DEP permitted 10 million cubic yards of capacity in April 2004. The site is located on a 780-acre parcel of property with 68 acres currently dedicated for waste disposal. The site has sufficient acreage within the 780 acres to permit the additional airspace required for the term of the 30 year operating and services agreement. The site is currently permitted to take construction and demolition wastes, municipal waste incinerator residues, treat plant sludge, oil spill debris, fossil fuel combustor ash, and miscellaneous special waste from within the state of Maine. There are no annual tonnage limitations at Juniper Ridge landfill.

Southbridge.   On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre construction and demolition recycling facility and a 52-acre landfill permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. The contract has a remaining term of 10 years and is renewable by us for four additional five-year terms or until the landfill has reached full capacity, whichever is greater. The landfill has currently permitted volume of approximately 3.9 million tons and is authorized to accept up to 180,960 tons per year, consisting of 156,000 tons of construction and demolition material and 24,960 tons of municipal solid waste.

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

Hyland.   The Hyland landfill, located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept all residential and commercial municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility is located on a 600-acre property, which represents considerable additional expansion capabilities. In 1999, as part of a long-term settlement with the Town of Angelica, we entered into an agreement requiring a permissive referendum to expand beyond a pre-agreed footprint. During the 2004 local elections, the town passed the required permissive referendum related to the future expansion of the site. The technical permitting process is nearly complete. The permit modification is for an additional 38 acres, representing in excess of 6.8 million tons of additional capacity.

Ontario.   We have entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County Landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of a 387-acre landfill permitted to accept 624,000 tons per year of municipal solid waste. During fiscal 2005 we received a permit modification for an additional 3.9 million tons. Additional potential expansions amount to an estimated 7.2 million tons.

Hakes.   The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. We believe that the site has permittable capacity of 3.8 million tons, based on existing regulatory requirements and local community support. The lead permitting agency, NYSDEC, has accepted the final supplemental environmental impact statement and all permits should be issued in fiscal year 2007. We have entered into a revised long-term host community agreement related to the expansion of the facility. In November 2003 we were successful in securing an increase of our permitted volume capacity from 417 to 1,000 tons per day.

Chemung.   We have entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste including the Chemung County Landfill, which is located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of a 221- acre landfill permitted to accept 120,000 tons of municipal solid waste and 20,000 tons of construction and demolition material per year. The landfill has further expansion capabilities of an additional 25 acres and an estimated 5.1 million tons.

Closure Projects

In April 2005, we started operations at the Worcester, MA landfill, a closure project with approximately 3.5 million tons of available capacity as of April 30, 2006. In January 2006, we assumed the closure contract for this landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4.6 million. In addition, in December, 2005, through an agreement with the Town of Colebrook, NH, we began accepting non hazardous waste to shape, cap, and close that Town’s landfill site. Approximately 600,000 tons of capacity has been created through this project and is expected to last approximately three years. The Worcester and Colebrook landfills are not included in the above table of remaining landfill capacity. In addition, we own and/or operated six unlined landfills and one lined landfill which are not currently in operation. All of the unlined landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

We manage our solid waste operations on a geographic basis through four regions, which we have designated as the North Eastern, South Eastern, Central and Western regions and which each comprise a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations (See Note 19 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our five operating segments).

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

Through its 24 material recycling facilities and 1 transfer station, FCR services 31 anchor contracts, which are long-term commitments of five years or greater which guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 24 FCR material recycling facilities process recyclables collected from approximately 3.0 million households, representing a population of approximately 10.4 million people.

The following table provides information about each solid waste region and FCR (as of May 31, 2006 except revenue information, which is for the fiscal year ended April 30, 2006).

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Revenues (in millions)	$109.9	$88.4	$117.8	$101.1	$89.8
Solid waste collection operations	7	7	12	13	—
Transfer stations	3	4	14	11	1
Recycling facilities	5	2	5	3	24
Subtitle D landfills	Pine Tree Juniper Ridge	Hardwick	NCES Waste USA Clinton County	Hyland Ontario Chemung	—

Other disposal facilities(1)	Maine Energy	Southbridge	—	Hakes	—

(1)             The Maine Energy facility is a waste-to-energy facility. The Southbridge disposal facility is permitted to accept construction and demolition material and a limited amount of municipal solid waste. In April 2005, we started operations at the Worcester, MA landfill, a closure project with approximately 3.5 million tons of available capacity as of April 30, 2006. In December, 2005, through an agreement with the Town of Colebrook, NH, we began accepting non hazardous waste to shape, cap, and close that Town’s landfill site. Approximately 600,000 tons of capacity has been created through this project and is expected to last approximately three years.

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

We entered the State of Maine in 1996 with our purchase of the assets comprising New England Waste Services of ME, Inc. in Hampden, Maine, which included the Pine Tree landfill. Our acquisition of KTI in 1999 significantly improved our disposal capacity in this region as the acquisition included the Maine Energy waste-to-energy facility and provided an alternative internalization option for our solid waste assets in eastern Massachusetts. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30 year agreement with the State of Maine. Our major competitor in the State of Maine is Waste Management, Inc., and we also compete with smaller local competitors.

South Eastern region.   We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. and through the acquisition of smaller independent operators. In this region, we rely to a large extent on third party disposal capacity. We believe we have a greater opportunity to increase our internalization rates and operating efficiencies in the South Eastern region through our ownership of the Hardwick landfill, which is currently permitted to accept 400 tons per day of municipal solid waste, and through the Southbridge landfill which is annually permitted to accept 156,000 tons of construction and demolition material and 24,960 tons of municipal solid waste. Our primary competitors in eastern Massachusetts are Waste Management, Inc., Allied Waste Industries, Inc., and smaller independent operators.

Central region.   The Central region consists of wastesheds located in Vermont, north and south western New Hampshire and eastern New York. The portion of New York served by the Central region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two permitted Subtitle D landfills in Vermont, and our NCES landfill in Bethlehem, New Hampshire is one of only six permitted Subtitle D landfills in New Hampshire. In the Central region, there are a total of 13 permitted Subtitle D landfills.

The Central region has become our most mature operating platform, as we have operated in this region since our inception in 1975. We have achieved a high degree of vertical integration of the waste stream in this region, resulting in stable cash flow performance. In the Central region, we also have a market leadership position. Our primary competition in the Central region comes from Waste Management, Inc. and Allied Waste Industries, Inc. in the larger population centers (primarily southern New Hampshire and Eastern New York) and from smaller independent operators in the more rural areas. As our most mature region, we believe that future operating efficiencies will be driven primarily by improving our core operating efficiencies, increased recycling capabilities such as single stream processing, and providing enhanced customer service.

Western region.   The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Buffalo, Jamestown and Olean). We entered the Western region with our acquisition of Superior Disposal Services, Inc.’s business in 1997 and have expanded in this region largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester and Albany.

While we have achieved strong market positions in this region, we remain focused on increasing our vertical integration through the acquisition or privatization and operation of additional disposal capacity in the market. As compared to our other operating regions, the Western region, where we own the Hyland and Hakes landfills and operate the Ontario and Chemung County landfills, presently contains an excess of disposal capacity as a result of the proliferation during the 1990s of publicly-developed Subtitle D landfills. As a result, we believe that opportunities exist for us to enter into long-term leasing arrangements and other strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, similar to our long-term leases for the Ontario and Chemung County landfills. We expect that successful implementation of this strategy will lead to improved internalization rates.

Our primary competitors in the Western region are Waste Management, Inc. and Allied Waste Industries, Inc. in the larger urban areas and smaller independent operators in the more rural markets.

FCR Recycling.   FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 24 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long-term contracts. Nine of FCR’s facilities are leased, eight are owned and seven are under operating contracts. In fiscal year 2006, FCR processed and marketed approximately 1.2 million tons of recyclable materials. FCR’s facilities are principally located in key urban markets, including Connecticut; North Carolina; New Jersey; Florida; Tennessee; Georgia; Michigan; New York; South Carolina; Massachusetts; Wisconsin; Maine; and Pennsylvania.

A significant portion of the material provided to FCR is delivered pursuant to 31 anchor contracts, which are long-term contracts. The anchor contracts generally have an original term of five to ten years and expire at various times between 2007 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-fourth of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2006, 45% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2006, we were party to 36 commodity hedge contracts. These contracts expire between May 2006 and November 2008.

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

During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (Data Destruction) for cash sale proceeds of $3.0 million. This shredding operation had been historically accounted for as a component of continuing operations as part of the FCR Recycling region up until its sale. The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2004 and 2005. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

Effective August 1, 2005, we transferred our Canadian recycling operation to a former employee who had been responsible for managing that business. Consideration for this transaction was in the form of a note receivable amounting up to $1.3 million which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in US GreenFiber LLC (“GreenFiber”), a joint venture with Louisana-Pacific. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has fourteen manufacturing facilities, located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Denver, Colorado; Albany, New York; Waco, Texas; St. Louis, IL; and Salt Lake City, UT. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 62% of its raw material costs, and is a major purchaser of FCR Recycling fiber material produced at various facilities. GreenFiber, which we account for under the equity method, had revenues of $178.7 million for the twelve months ended April 30, 2006. For the same period, we recognized equity income from GreenFiber of $5.9 million.

Competition

The solid waste services industry is highly competitive. We compete for collection and disposal volume primarily on the basis of the quality, breadth and price of our services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for our services or the loss of business. In addition, competition exists within the industry not only for collection, transportation and disposal volume, but also for potential acquisition candidates.

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

Marketing and Sales

We have a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. We market our services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. We also obtain new customers from referral sources and our general reputation. Leads are developed from new building permits, business licenses and other public records. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

Maintenance of a local presence and identity is an important aspect of our marketing plan, and many of our managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on all of our containers and trucks. Additionally, we attend and make presentations at municipal and state conferences and advertise in governmental associations’ membership publications.

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

Employees

As of May 31, 2006, we employed approximately 2,900 people, including approximately 600 professionals or managers, sales, clerical, data processing or other administrative employees and approximately 2,300 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 132 of our employees are covered by collective bargaining agreements. We believe relations with our employees to be satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

We actively maintain environmental and other risk management programs which we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. We also maintain a worker safety program, which encourages safe practices in the workplace. Operating practices at all of our operations are intended to reduce the possibility of environmental contamination and litigation.

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

Effective July 1, 1999, we established a captive insurance company, Casella Insurance Company, through which we are self-insured for worker’s compensation and, effective May 1, 2000, automobile coverage. Our maximum exposure in fiscal 2006 under the worker’s compensation and automobile plan is $1.0 million and $0.8 million, respectively, per individual event, after which reinsurance takes effect.

Municipal solid waste collection contracts and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. While we have not experienced difficulty in obtaining these financial instruments, if we were unable to obtain these financial instruments in sufficient amounts or at acceptable rates we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

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

Raw Materials

Maine Energy received approximately 22% of its solid waste in fiscal year 2006 from 19 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

In fiscal year 2006, FCR received approximately 51% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The primary raw material for our insulation joint venture is newspaper. In fiscal year 2006, GreenFiber received approximately 13% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

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

Because certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

The recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

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

Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular facility. However, it is uncertain how that precedent will be applied in different circumstances. For example, in 2002, the U.S. Supreme Court decided not to hear an appeal of a federal Appeals Court decision that held that the flow control ordinances directing waste to a publicly owned facility are not per se unconstitutional and should be analyzed under a standard that is less stringent than if waste had been directed to a private facility. The less stringent standard was applied to the facts of that case by the U.S. District Court, which ruled in March 2005 in favor of upholding the flow control regulations in Oneida and Herkimer Counties in New York. The ruling was again appealed to the federal Appeals Court, which upheld the ruling. A petition for certiorai was filed with the Supreme Court and remains pending. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we may elect not to challenge such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

With regard to the odor control system at our waste-to-energy facility in Biddeford, Maine involving the redirection of our air emissions through scrubbers and scrubber vents, we applied to the City of Biddeford for approval of an increase in the height of our scrubber vents and a change in our odor control chemicals. The vent height increase needed approval by both the Planning Board and the Zoning Board of Appeals (“ZBA”). The City Council opposed our proposal and it was denied by the Biddeford Zoning Board of Appeals. We appealed the ZBA denial to York County Superior Court. By order of the Court dated June 2, 2005, the parties are scheduled to report to the Court by May 31, 2006 whether to seek a further continuance in light of ongoing settlement negotiations or to set a date for oral argument. On June 8, 2006, the Maine Superior Court approved a consent order by which the court vacated the Board of Appeals denial of the stack height increase, vacated all prior Planning Board decisions regarding the operation and maintenance of the Maine Energy odor control system, and authorized Maine Energy to increase the height of the three scrubber stacks from 120 feet above grade to 148 feet above grade without further review or approval by the City of Biddeford.

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

In April 2003, we obtained a permit from the MADEP to increase the operating capacity of our solid waste transfer station located in Holliston, Massachusetts. We are seeking the necessary local approvals required under that permit. Some local residents have alleged that the transfer station is not being operated in conformance with state and local wetlands laws and certain local approvals, first issued in the 1970s. We have taken steps to identify, respond to and address those allegations, as appropriate. We are also evaluating its indemnification rights against the former owner/operator of the transfer station under the agreement by which we acquired the transfer station. We offer no prediction as to the likely outcome of these matters, and there can be no assurance that these matters would not have a material adverse effect on our financial position or results of operations.

On March 2, 2005, our subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office also conducted a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and our right to defend against any such penalties. On March 9, 2006, we reached an agreement with the Attorney General’s Office that resolved its investigation with a misdemeanor fine in the amount of $35,000 plus a $15,000 contribution to a non-profit environmental organization. We have reached a settlement in principal with the DEP whereby we expect to pay a civil penalty in the amount of $400,000. We plan to finalize the settlement in June 2006.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of our Hardwick Landfill is on land on Lot 1 that is not properly zoned. On April 7, 2005, we appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied our appeal. On August 1, 2005, we appealed the ZBA’s decision to the Massachusetts Land Court. We proposed a plan to implement an interim closure of the affected Lot 1 which included relocation of waste from an unlined area on Lot 2 (a lot unaffected by the decision) to the affected Lot 1. The ZEO issued a letter prohibiting us from relocating waste onto Lot 1. We appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29,

2005. We appealed the ZBA decision to the Land Court and had it consolidated with the other appeal filed with the Land Court. On January 18, 2006, the Massachusetts Attorney General approved new general bylaw articles of the town which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on our ability to relocate some or all of the waste onto the affected lot.We and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which we expect to apply for in the future.  On November 16, 2005, the adjacent town of Ware adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill. On December 20, 2005, we filed an action challenging the regulations and seeking a preliminary injunction. On December 30, 2005, the Court denied the preliminary injunction. We are continuing to pursue its challenge to the Ware regulations and the case has entered the discovery phase. On May 22, 2006, the ZEO for the Town of Hardwick, Massachusetts rendered an opinion that the current Phase II footprint of our Hardwick Landfill is on land on Lot 2 that is not properly zoned. The May 22, 2006 order contradicts two prior rulings by the ZEO, which stated that Lot 2 is grandfathered and exempt from zoning. On May 26, 2006, the ZEO stayed his May 22, 2006 order pending our appeal and resolution of any such appeal by the Zoning Board of Appeals.

Executive Officers and Other Key Employees of the Company

Our executive officers and other key employees and their respective ages as of May 31, 2006 are as follows:

Name	Age	Position
Executive Officers

John W. Casella	55	Chairman, Chief Executive Officer and Secretary
James W. Bohlig	59	President, Chief Operating Officer and Director
Richard A. Norris	62	Senior Vice President, Chief Financial Officer and Treasurer
Charles E. Leonard	51	Senior Vice President, Solid Waste Operations

Other Key Employees

Donald A. Wallgren	64	Senior Vice President of Permitting, Compliance, Engineering & Construction

Timothy A. Cretney	42	Regional Vice President
Christopher M. DesRoches	48	Vice President, Selection and Training
Sean P. Duffy	46	Regional Vice President
Joseph S. Fusco	42	Vice President, Communications
William Hanley	52	Vice President, Sales and Marketing
Larry B. Lackey	45	Vice President, Vice President, Permitting, Compliance and Engineering
Brian G. Oliver	44	Regional Vice President
Alan N. Sabino	46	Regional Vice President
David L. Schmitt	55	Vice President, General Counsel
Gary R. Simmons	56	Vice President, Fleet Management
Michael J. Wall	46	Regional Vice President

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

Donald A. Wallgren has served as our Senior Vice President of Permitting, Compliance, Engineering & Construction since May 2006. From 1997 until he joined us, he served as an environmental consultant for both international government projects and a variety of environmental projects in the U.S. He worked for Waste Management, Inc. from 1979 to 1997 including serving as the Vice President and Chief Environmental Officer of the Company. He worked for the U.S. Dept. of Interior and U.S. EPA from 1969 to 1979. Mr. Wallgren is a licensed professional engineer, and has an MBA from Northern Illinois University and a Bachelor of Civil Engineering (Environmental Specialty) from the University of Minnesota.

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

Larry B. Lackey has served as our Vice President, Permitting, Compliance and Engineering since 1995. From 1993 to 1995, Mr. Lackey served as our Manager of Permits, Compliance and Engineering. From 1984 to 1993, Mr. Lackey was an Associate Engineer for Dufresne-Henry, Inc., an engineering consulting firm. Mr. Lackey is a graduate of Vermont Technical College.

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

David L. Schmitt has served as our Vice President and General Counsel since May, 2006. Prior to that, Mr. Schmitt was President of his privately held consulting firm, and further served from 2002 until 2005 as  Vice President and General Counsel of BioEnergy International, LLC, a project development firm specializing in the production of ethanol and CO2, as well as the recovery of methane from solid waste landfills. He further served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a large box retailer in the northeast United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc., a multi-faceted corporation specializing in the development, ownership and operation of large scale refuse-to-energy waste disposal and power facilities, as well as other alternate fuel facilities. He is admitted to the Bar of Pennsylvania, and earned a Bachelor of Arts degree from The Pennsylvania State University, and his Juris Doctor from Duquesne University School of Law.

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

ITEM 1A. RISK FACTORS

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

The Company’s leverage may further increase as the Company will be required to redeem its outstanding Series A redeemable preferred stock on August 11, 2007, if it is not otherwise repurchased by the Company prior to that time. The aggregate redemption price is expected to be approximately $75.1 million. The Company would need to incur more debt or raise equity to effect this redemption.

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

The Company’s operating program depends on the Company’s ability to operate and expand the landfills and transfer stations the Company owns and leases and to develop new landfill and transfer sites. Localities where the Company operates generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which the Company’s landfills and transfer stations are located may limit or prohibit the expansion of the landfill or transfer station as well as the amount of waste that the Company can accept at the landfill or transfer station on a daily, quarterly or annual basis and any effort to acquire or expand landfills and transfer stations typically involves a significant amount of time and expense. For example, expansion at the Company’s North Country Environmental Services landfill, outside the original 51 acres, will be prohibited as a result of a recent decision by the New Hampshire Supreme Court unless the Company prevails in certain remanded issues under zoning laws or the Town revises its local ordinance prohibiting expansions. The Company may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of the Company’s current landfills and transfer stations. If the Company is unable to develop additional disposal capacity, the Company’s ability to achieve economies from the internalization of the Company’s wastestream will be limited and the Company will be required to utilize the disposal facilities of the Company’s competitors.

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

The Company has material financial obligations relating to capping, closure and post-closure costs of the Company’s existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities which the Company may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes accruals for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, the Company owns six unlined landfills and one lined landfill, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of the Company’s owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company’s financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect the Company’s operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In fiscal year 2006, the Company used approximately 8.4 million gallons of diesel fuel in the Company’s solid waste operations. Effective May 1, 2003, the Company implemented a fuel surcharge program, based on a fuel index, to recover fuel cost increases arising from price volatility. This program was revised effective May 1, 2005 to cover oil and lubricants as well as fuel. The surcharge has been passed on to all customers where their contracts permit.

The Company could be precluded from entering into contracts or obtaining permits if the Company is unable to obtain third party financial assurance to secure the Company’s contractual obligations.

Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and the operation and closure of the Company’s waste-to-energy facility may require performance or surety bonds, letters of credit or other means of financial assurance to secure the Company’s contractual performance. If the Company is unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, the Company could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair the Company’s ability to secure future contracts conditioned upon the contractor having adequate insurance coverage.

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

The Company’s recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

Efforts by labor unions to organize the Company’s employees could divert management attention and increase the Company’s operating expenses.

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through ‘‘cooling off’’ periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of May 31, 2006, approximately 4.6% of the Company’s employees involved in collection, transfer, disposal, recycling, waste-to-energy or other operations were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At May 31, 2006, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on May 31, 2006, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 28.7% of the aggregate voting power of the Company’s stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At May 31, 2006, we owned and/or operated nine subtitle D landfills, two landfills permitted to accept construction and demolition materials, 33 transfer stations, 23 of which are owned, five of which are leased and five of which are under operating contract, 39 solid waste collection facilities, 26 of which are owned and 13 of which are leased, 39 recyclable processing facilities, 16 of which are owned, 16 of which are leased and seven of which are under operating contracts, one waste-to-energy facility, and we utilized ten corporate office and other administrative facilities, three of which are owned and seven of which are leased (See Item 1 - Business section of this Form 10-K for property information by operating segment).

ITEM 3. LEGAL PROCEEDINGS

The New Hampshire Superior Court in Grafton County, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (which is within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in connection with Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial on these claims was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court. On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the Fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. On February 13, 2006, NCES filed its objection with the Grafton Superior Court to the Town’s cross-motion for summary judgment. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing herself with respect to two of the six arguments she ruled earlier to be invalid, thereby preserving such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the issues remanded by the Supreme Court, which  include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the

Town rejected a settlement proposal from NCES at a special town meeting. A conference will be held on June 30, 2006 with the judge to establish a discovery schedule and a potential trial date.

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements (“the Tri-County Towns”) filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) the Company’s merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available. On July 25, 2002, the three actions were consolidated for purposes of discovery, case management and pretrial proceedings. On December 23, 2003, the action brought by the Tri-County Towns against Maine Energy was stayed pursuant to a court order as a result of a conditional settlement reached by the parties. The settlement became final, and, on or about July 8, 2004, the Tri-County Towns’ action was dismissed with prejudice pursuant to stipulation by the parties. The litigation brought by the remaining Cities of Biddeford and Saco is currently in the discovery phase. Simultaneously, the Company is engaged in settlement negotiations with the City of Biddeford concerning the claims asserted in these actions and other matters, however, at this stage it is impossible to predict whether a settlement will be reached. The Company has vigorously contested the claims asserted by the cities. The Company believes it has meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court for the District of Maine. The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology. In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance. The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents. The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees. The court allowed the City’s requests to amend its complaint to assert (1) an additional CAA claim that Maine Energy filed with the Maine DEP a compliance certification for calendar year 2002 which failed to disclose required information concerning VOC emissions, and (2) an additional claim that the installation of the odor control system constituted a major modification under the Maine DEP air rules, which required Maine Energy to obtain emission offsets and to apply the most stringent level of emission control known as the Lowest Available Emission Rate or LAER. This latter amendment sought additional relief in the form of an order requiring that Maine Energy obtain emission offsets and apply LAER to emissions from its tipping and processing operations. On June 2, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place. On or about May 25, 2004, Maine Energy received a revised 60-Day Notice of Intent to Sue under the CAA from the Cities of Biddeford and Saco. The Notice states that the Cities intend to refile suit under the CAA in the event that the ongoing settlement negotiations do not resolve the claims. On or about July 22, 2004 and March 28, 2005, Maine Energy received from the United States Environmental Protection Agency (“EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA. Maine Energy has fully cooperated with the EPA in connection with these requests for information pertaining to VOC emissions issues and is currently engaged in settlement discussions.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties. On March 9, 2006, the Company reached an agreement with the Attorney General’s Office that resolved its investigation with a misdemeanor fine in the amount of $35,000 plus a $15,000 contribution to a non-profit environmental organization. The Company has reached a settlement in principal with the DEP whereby the Company expects to pay a civil penalty in the amount of $400,000. The Company plans to finalize the settlement in June 2006.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land on Lot 1 that is not properly zoned. On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied the Company’s appeal. On August 1, 2005, the Company appealed the ZBA’s decision to the Massachusetts Land Court. The Company proposed a plan to implement an interim closure of the affected Lot 1 which included relocation of waste from an unlined area on Lot 2 (a lot unaffected by the decision) to the affected Lot 1. The ZEO issued a letter prohibiting the Company from relocating waste onto Lot 1. The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005. The Company appealed the ZBA decision to the Land Court and had it consolidated with the other appeal filed with the Land Court. On January 18, 2006, the Massachusetts Attorney General approved new general bylaw articles of the town which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot. The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future.  On November 16, 2005, the adjacent town of Ware adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill. On December 20, 2005, the Company filed an action challenging the regulations and seeking a preliminary injunction. On December 30, 2005, the Court denied the preliminary injunction. The Company is continuing to pursue its challenge to the Ware regulations and the case has entered the discovery phase. On May 22, 2006, the ZEO for the Town of Hardwick, Massachusetts rendered an opinion that the current Phase II footprint of the Company’s Hardwick Landfill is on land on Lot 2 that is not properly zoned. The May 22, 2006 order contradicts two prior rulings by the ZEO, which stated that Lot 2 is grandfathered and exempt from zoning. On May 26, 2006, the ZEO stayed his May 22, 2006 order pending the Company’s appeal and resolution of any such appeal by the Zoning Board of Appeals.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to its investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly. The summons sought the production of documents related to the Company’s operations in the State of Maine. In July,

2005, the Maine Department of Environmental Protection (“MEDEP”) expressed additional concerns with the Operating Services Agreement related to whether or not it violates a Maine statute prohibiting the development of commercial landfills. On October 12, 2005, the Office of the Attorney General rendered its decision that the proposed transaction violates the ban on commercial landfills because of the Attorney General’s belief that the overall effect of the contract constitutes a transfer of meaningful control from the City of Lewiston to the Company. The transaction is on hold indefinitely.

On June 23, 2005, the Company was advised that the State’s Attorney for Chittenden County, Vermont has initiated a formal investigation through the State’s Inquest process to determine if there is any criminal culpability in connection with the fatality on January 28, 2005 of a driver of the Company’s subsidiary All Cycle Waste, Inc. that occurred on the job when the driver’s rear-loader trash truck rolled over him when he was behind it. The Company is cooperating with the investigation. On July 21, 2005, the Company settled with the Vermont Occupational Safety and Health Administration, which was conducting a separate civil investigation of potential safety violations, by agreeing to pay a penalty in the amount of $28,000 in connection with four alleged general duty clause violations in connection with the accident. In the on-going criminal investigation, the Company continues to fully cooperate with the State’s Attorney.

On December 2, 2005, the Company was served with a petition filed in the Supreme Court of the State of New York by a group of approximately 100 residents of Chemung County, New York seeking to vacate and set aside the Operating, Management and Lease Agreement (“OML Agreement”) between Chemung County and the Company pertaining to the Company’s operation of the Chemung County Landfill, the Host Community Benefit Agreement between the Town of Chemung and the Company and certain resolutions adopted by the County and the Town authorizing such transactions. The petition alleges that the documents illegally contract away or limit the police power functions of the County or the Town; that the County improperly segmented review of a planned increase in the annual capacity and related physical expansion of the landfill; that the County failed to properly define and describe the future projects; and that the County failed to adequately assess the immediate impacts of the OML Agreement and the resultant privatization of the landfill as required under the State Environmental Quality Review Act. On February 21, 2006, the judge dismissed the petition in its entirety. Plaintiffs did not appeal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2006.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq National Market under the symbol “CWST”. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq National Market.

Period	High	Low

Fiscal Year Ending April 30, 2005
First quarter	$15.50	$11.90
Second quarter	$12.65	$10.80
Third quarter	$15.27	$11.97
Fourth quarter	$15.30	$11.47

Fiscal Year Ending April 30, 2006
First quarter	$13.57	$10.88
Second quarter	$13.87	$11.67
Third quarter	$13.84	$11.36
Fourth quarter	$15.76	$12.60

On May 31, 2006, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq National Market were $15.62 and $14.95, respectively. As of May 31, 2006 there were approximately 438 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, it has been assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit facility restricts the payment of dividends on common stock.

The information required by Item 201(d) of Regulation S-K is included in Part III of this Form 10-K.

ITEM 6.                    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2004, 2005 and 2006, and the consolidated balance sheets as of April 30, 2005 and 2006 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2002 and 2003, and the consolidated balance sheet data as of April 30, 2002, 2003 and 2004 are derived from previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$420,067	$419,518	$437,961	$481,964	$525,928
Cost of operations	275,961	277,579	285,828	310,921	348,520
General and administration	54,167	55,432	58,167	63,678	69,144
Depreciation and amortization	50,621	47,879	59,596	65,637	64,589
Impairment charge	—	4,864	1,663	—	—
Restructuring charge	(438)	—	—	—	—
Deferred costs	—	—	—	295	1,329
Operating income	39,756	33,764	32,707	41,433	42,346
Interest expense, net	30,355	26,036	25,249	29,391	32,014
Other (income)/expense, net	(6,535)	(175)	3,688	(894)	(7,727)

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	15,936	7,903	3,770	12,936	18,059
Provision (benefit) for income taxes	5,140	3,825	(1,622)	5,725	6,955
Income from continuing operations before discontinued operations
and cumulative effect of change in accounting principle	10,796	4,078	5,392	7,211	11,104
Income (loss) from discontinued operations, net	(109)	(20)	(10)	140	—
Loss on disposal of discontinued operations, net	(4,096)	—	—	(82)	—
Reclassification from discontinued operations, net	1,140	50	—	—	—
Cumulative effect of change in accounting principle, net	(250)	(63,916)	2,723	—	—
Net income (loss)	7,481	(59,808)	8,105	7,269	11,104
Preferred stock dividend	3,010	3,094	3,252	3,338	3,432
Net income (loss) available to common stockholders	$4,471	$(62,902)	$4,853	$3,931	$7,672
Basic net (loss) income per common share	$0.19	$(2.65)	$0.20	$0.16	$0.31
Basic weighted average common shares outstanding(1)	23,496	23,716	24,002	24,679	24,980
Diluted net (loss) income per common share	$0.19	$(2.63)	$0.20	$0.16	$0.30
Diluted weighted average common shares outstanding(1)	24,169	23,904	24,445	25,193	25,368

	Fiscal Year Ended April 30,
	2002	2003	2004	2005	2006
	(in thousands)
Other Operating Data:
Capital expenditures	$(37,674)	$(41,925)	$(58,335)	$(80,064)	$(114,011)

Other Data:

Cash flows provided by operating activities	$67,687	$66,952	$69,898	$83,034	$75,064

Cash flows used in investing activities	$(9,533)	$(63,208)	$(123,658)	$(103,755)	$(150,218)

Cash flows provided by (used in) financing activities	$(70,065)	$7,610	$46,115	$21,292	$74,005

Balance Sheet Data:
Cash and cash equivalents	$4,298	$15,652	$8,007	$8,578	$7,429

Working capital (deficit), net(2)	$(11,795)	$(11,591)	$(25,875)	$(31,949)	$(23,220)

Property, plant and equipment, net	$287,206	$302,328	$372,038	$412,753	$481,284

Goodwill	$219,730	$159,682	$157,230	$157,492	$171,258

Total assets	$621,611	$602,641	$676,277	$712,454	$811,111

Long-term debt, less current maturities	$277,545	$302,389	$349,163	$378,436	$452,720

Redeemable preferred stock	$60,730	$63,824	$67,076	$67,964	$70,430

Total stockholders’ equity	$176,796	$119,152	$130,055	$138,782	$149,490

(1)             Computed on the basis described in Note 1(n) of Notes to Consolidated Financial Statements.

(2)             Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

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

Company Overview

Casella Waste Systems, Inc., together with its subsidiaries, is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States. We believe we are currently the number one or number two provider of solid waste collection services in approximately 80% of the areas served by our collection divisions. In most of the non-urban markets we serve, we are the only vertically-integrated public company providing solid waste services. We have 31 years of experience operating in less densely-populated secondary markets, which distinguishes us from other regional and national competitors. Our expertise enables us to deal effectively with the unique nature of these markets, which include longer collection routes and seasonal fluctuations.

As of May 31, 2006, we owned and/or operated nine Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 solid waste collection operations, 33 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

In December 1999, we acquired KTI, an integrated provider of waste processing services, for aggregate consideration of $340.0 million. Following our acquisition of KTI, through 2002, we focused on the integration of KTI and the divestiture of non-core KTI assets.

From 2003 to date, we have focused on building our disposal capacity within our footprint, using our partnership model. We believe we have been successful, because we added Hardwick at the end of fiscal year 2003 and Southbridge in Massachusetts, Ontario in upper New York State and Juniper Ridge (formerly West Old Town) in Maine, all in fiscal year 2004, Chemung County landfill in New York in fiscal year 2006, as well as expanded our annual permit limits and overall capacity at our other sites that we own or operate. In fiscal year 2004 and 2005 we were successful in securing an increase of our permitted volume capacity at our Hakes and Waste USA landfill facilities and our Hyland landfill facility received a necessary local approval for the future expansion of the site (subject to receipt of permits).

In late September 2005 the Company commenced operations at the Chemung County Landfill, after executing a twenty-five year operating, management and lease agreement with Chemung County, New York. The landfill is permitted to accept 120,000 tons per year of municipal solid waste. The Company has also assumed operations of the solid waste transfer station and recycling facility. The Company made initial payments of $4.9 million related to this transaction. In January 2006, the Company assumed the closure contract for the Worcester, Massachusetts landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4.6 million. In December, 2005, through an agreement with the Town of Colebrook, NH, we began accepting non hazardous waste to shape, cap, and close that Town’s landfill site. Approximately 600,000 tons of capacity have been created through this project and the project is expected to last approximately three years.

The annual tons disposed in our landfills have increased from 1.8 million tons in fiscal year 2004 to 2.9 million tons in fiscal year 2006, and total permitted and permittable capacity has increased from 29.6 tons at May 1, 2003 to 86.7 million tons at April 30, 2006. We have also closed on 37 tuck-in acquisitions during that time. From May 1, 1994 through April 30, 2006, we acquired 227 solid waste collection, transfer, recycling and disposal operations. In fiscal year 2006 the Company acquired 15 solid waste hauling and recycling operations.

Our objective in building disposal capacity is to increase our vertical integration within our footprint to optimize our control of the waste stream from collection through disposal, thereby providing an economic benefit. Internalization of waste refers to the amount of waste that our collection companies collect that is ultimately disposed of in one of our disposal facilities. As a result of our success in building disposal capacity our internalization increased to 56.6% in fiscal year 2006 from 53.2% in fiscal year 2004.

On September 19, 2005 the Company acquired Blue Mountain Recycling, LLC which has two single-stream recycling facilities in Philadelphia and Montgomeryville, Pennsylvania and a small recyclable material transfer station in Upper Dublin, Pennsylvania. Blue Mountain also has a processing agreement with RecycleBank LLC, an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.

The Company continues to be focused on selectively pursuing accretive acquisitions with the goal of increasing route density and landfill internalization through tuck-in opportunities and by acquiring or agreeing to operate strategically located landfills. The Company has also focused on measuring return on net assets as a metric to aligning performance with these stated objectives.

Operating Results

The Company publicly announced its guidance for fiscal year 2006 and stated that results would be in the following approximate ranges (assuming no material change in the health of the regional economy; solid waste operation price growth of 2.1%; FCR price growth to remain flat; and no major acquisitions):

•                  Revenues between $500.0 million and $520.0 million;

•                  Total of expected capital expenditures between $110.0 million and $112.0 million; and

•                  Free cash flow (a non-GAAP measure) between $(32.0) million and $(36.0) million.

For the fiscal year ended April 30, 2006, the company reported revenues of $525.9 million, an increase of $43.9 million, or 9.1%, from $482.0 million in fiscal year 2005. The Company exceeded the high end of guidance due largely to the effect of acquisitions in fiscal year 2006, which accounted for 3.7% of the revenue growth year over year. As a percentage of solid waste revenues, internal growth for solid waste operations in fiscal year 2006 was 5.6% with 4.8% from price increases. As a percentage of FCR Recycling revenues, internal growth in fiscal year 2006 was 2.5%, primarily related to volume increases.

Operating income for the year was $42.3 million in fiscal year 2006, compared to $41.4 in fiscal year 2005. Higher revenues were partially offset by higher operating costs including higher fuel and transportation costs. Operating income in fiscal year 2006 was also negatively impacted by approximately $2.0 million by the delayed start-up of the Worcester and Colebrook closure projects. In addition, due to the uncertainty as to if and when, if at all, the project can be restarted, a charge of $1.3 million was recorded in fiscal year 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill.

Capital expenditures in fiscal year 2006 were $114.0 million, which exceeded the high end of our guidance by approximately $2.0 million, mainly from the purchase of a Boston municipal recycling facility, the ten year renewal of the Mid-Conn contract and the conversion of the Auburn municipal recycling facility to single stream.

Free cash flow is a non-GAAP financial measure provided because certain investors use this information when analyzing the financial position of the solid waste industry, including us, and assists investors in measuring our ability to meet capital expenditure and working capital requirements. The most comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Our free cash flow for fiscal year 2006 and 2005 is calculated as follows (in thousands):

	Fiscal year ended April 30,
	2005	2006
Net cash provided by operating activities	$83,034	$75,064
Capital expenditures	(80,064)	(114,011)
Other	(2,638)	(1,381)
Free cash flow	$332	$(40,328)

Negative free cash flow results for fiscal year 2006 exceeded our guidance mainly due to higher levels of capital expenditures as well as the effect of lower operating income margins as described above, and a larger negative change in working capital.

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

Landfill Accounting — Capitalized Costs and Amortization

We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2004, 2005 and 2006 was $0.4 million, $0.5 million and $1.2 million, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and the operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment charge could have a material adverse effect on our financial condition and results of operations.

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

•              we are actively working on obtaining any necessary permits and we expect that all required permits will be received; and

•              senior management has approved the project.

Units-of-consumption amortization rates are determined annually for each of our operating landfills. The rates are based on estimates provided by our engineers and accounting personnel and consider the information provided by airspace surveys, which are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations. Our estimate of future landfill permitting, acquisition, construction and preparation costs as of April 30, 2006 increased to $398.8 million, compared to $363.3 million as of April 30, 2005 and $299.6 million as of April 30, 2004. The increase in estimated costs in fiscal 2006 is primarily as a result of additional permitted and permittable airspace from our newly acquired landfill operating contract at Chemung, which increased airspace to 86.7 million tons as of April 30, 2006 as compared to 81.7 million tons as of April 30, 2005 and 65.6 million tons as of April 30, 2004. The increase in fiscal year 2005, compared to fiscal year 2004, is primarily due to a determination of additional permittable airspace capacity at our Hyland, Juniper Ridge and Waste USA landfills. Landfill amortization expense for the years ended April 30, 2006, 2005 and 2004 was $23.8 million, $27.6 million and $22.7 million, respectively. The decrease in landfill amortization expense in fiscal year 2006 was primarily due to lower volumes in the South Eastern region resulting from the completion of the Brockton project, partially offset by increased amortization associated with the startup of the Worcester and Colebrook closure projects and the Chemung County landfill. The increase in fiscal year 2005, compared to fiscal year 2004, was primarily attributable to increased landfill volumes in part resulting from our landfill operating contracts at Ontario, Southbridge and Juniper Ridge, which became active in the third and fourth quarter of fiscal year 2004.

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

Our estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.6% and 2.7% for fiscal year 2005 and 2006, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (7.6% to 9.5%). Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $1.9 million, $2.2 million and $2.2 million in fiscal years 2004, 2005 and 2006, respectively.

Our estimate of future capping, closure and post-closure costs was $185.1 million as of April 30, 2006, compared to $157.6 million as of April 30, 2005 and $148.7 million as of April 30, 2004. The increase in estimated costs in fiscal 2006 is primarily as a result of additional permitted and permittable airspace from our newly acquired landfill operating contract at Chemung, which also increased airspace to 86.7 million tons as of April 30, 2006 compared to 81.7 million tons as of April 30, 2005 and 65.6 million tons as of April 30, 2004. The increase in fiscal year 2005, compared to fiscal year 2004, is primarily due to a determination of additional permittable airspace capacity at our Hyland, Juniper Ridge and Waste USA landfills.

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

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for capping, closure and post-closure of our landfills. The changes to accrued capping, closure and post-closure liabilities are as follows (in thousands):

	Fiscal Year Ended April 30,
	2004	2005	2006

Beginning balance, May 1	$25,949	$25,223	$26,628
Cumulative effect of change in accounting principle(1)	(7,855)	—	—
Capping, closure, and post-closure liability, adjusted	18,094	25,223	26,628
Obligations incurred	4,556	4,774	4,330
Revisions in estimates	(1,371)	(2,795)	(1,252)
Accretion expense	1,871	2,201	2,224
Payments(2)	(2,707)	(6,068)	(3,914)
Acquisitions and other adjustments(3)	4,780	3,293	—

Balance, April 30	$25,223	$26,628	$28,016

(1)             Upon adoption of SFAS No. 143, on May 1, 2003, we recorded a cumulative effect of change in accounting principle to reflect a decrease in our capping, closure and post-closure obligations of $7.9 million.  The decrease resulted primarily from a SFAS 143 requirement that we discount our future estimated capping, closure and post closure landfill obligations.

(2)             Spending levels increased in fiscal year 2005 mainly due to closure activities at our Southbridge, Massachusetts landfill.

(3)             The increase in fiscal 2005 is as a result of capping, closure and post-closure accruals relating to the acquisition of the Southbridge, Massachusetts landfill operating contract.

We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to our consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. Based on our permitted and permittable airspace at April 30, 2006, we expect to make payments relative to capping, closure and post-closure activities from fiscal year 2007 through fiscal year 2093.

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

Upon adoption of SFAS No. 142 we eliminated the amortization of goodwill and annually assess goodwill impairment at each fiscal year end by applying a fair value based test. We evaluate goodwill for impairment based on fair value of each operating segment. We estimate fair value based on net future cash flows discounted using an estimated weighted average cost of capital. We recognize an impairment if the net book value exceeds the fair value of the discounted future cash flows.

Bad Debt Allowance

Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable by aging category. Our reserve is evaluated and revised on a monthly basis.

Self-Insurance Liabilities and Related Costs

We are self insured for vehicles and workers compensation. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated in part by reference to past claims experience, which considers both the frequency and settlement amount of claims.

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

General

Revenues

Our revenues in our North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. The majority of our disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.

Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, we recognize half of the joint venture’s net income on the equity method in our results of operations. Also, in the “Other” segment, we have ancillary revenues including major customer accounts and earnings from equity method investees.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided. For the fiscal year ended April 30, 2004, the percentages of revenues shown below reflect revenues from the domestic brokerage and recycling operations through June 30, 2003. The domestic brokerage operation, constituting the remainder of our brokerage revenues, was transferred effective June 30, 2003 to the employees of that unit. Despite an increase in the absolute dollar amounts, collection revenues as a percentage of total revenue in fiscal year 2006 were lower compared to the prior year, mainly because of the increase in landfill revenue dollars. Total collection volume, including the positive impact of acquisitions in the Central and Western regions, was down, which was more than offset by price increases across all regions. Landfill/disposal revenues as a percentage of total revenues increased in fiscal year 2006 due to higher landfill prices across all regions and the effect of the addition of Chemung landfill in the Western region and the Worcester and Colebrook closure projects in the South Eastern and Central regions. Landfill/disposal volumes increased in all regions except the South Eastern region due to the completion of the Brockton closure project. Recycling revenues as a percentage of total revenue in fiscal year 2006 were lower compared to the prior year, despite an increase in the absolute dollar amounts, mainly because of the increase in landfill revenue dollars. The increase in recycling revenue dollars is primarily attributable to higher volumes from our existing facilities as well as the acquisition of Blue Mountain Recycling in the FCR region.

	Fiscal Year Ended April 30,
	2004(1)		2005		2006
Collection	$226,840	51.8%	$237,877	49.4%	$253,282	48.2%
Landfill/disposal facilities	69,639	15.9	80,132	16.6	97,801	18.6
Transfer	38,830	8.9	41,862	8.7	44,394	8.4
Recycling	99,362	22.7	122,093	25.3	130,451	24.8
Brokerage	3,290	0.7	—	—	—	—

Total revenues	$437,961	100.0%	$481,964	100.0%	$525,928	100.0%

(1)             We revised percentages of total revenues and total revenue attributable to service provided for fiscal year ended April 30, 2004 to conform with our classification of revenues attributable to services provided in the current fiscal year.

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

	Fiscal Year Ended April 30,
	2004	2005	2006

Revenues	100.0%	100.0%	100.0%
Cost of operations	65.3	64.5	66.3
General and administration	13.2	13.2	13.1
Depreciation and amortization	13.6	13.6	12.3
Impairment charge	0.4	—	—
Deferred costs	—	0.1	0.3

Operating income	7.5	8.6	8.0
Interest expense, net	5.8	6.1	6.1
Income from equity method investments	(0.5)	(0.6)	(1.1)
Loss on debt extinguishment	—	0.4	—
Other (income)/expense, net	1.4	0.1	(0.4)
Provision (benefit) for income taxes	(0.4)	1.1	1.3

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1.2%	1.5%	2.1%

Fiscal Year 2006 versus Fiscal Year 2005

Revenues. Revenues increased $43.9 million, or 9.1% to $525.9 million in fiscal year 2006 from $482.0 million in fiscal year 2005. Revenues from the rollover effect of acquired businesses accounted for $18.7 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, newly acquired landfill closure projects in the Central and South Eastern regions, the acquisition of two recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $1.2 million as a result of the transfer of a Canadian recycling operation to its former manager. The revenue increase is also attributable to an increase in solid waste revenues of $24.3 million, due to higher prices and landfill volumes in the North Eastern and Western regions. FCR revenue increased $2.1 million in fiscal year 2006 compared to fiscal year 2005 due primarily to volume increases, pricing being flat to down slightly.

Cost of operations. Cost of operations increased $37.6 million or 12.1% to $348.5 million in fiscal year 2006 from $310.9 million in fiscal year 2005. Cost of operations as a percentage of revenues increased to 66.3% in fiscal year 2006 from 64.5% in the prior year. The percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs arising from the shipments of higher volumes to our landfills and the higher than expected costs associated with the obligation to provide wood chips to a bio-fuel plant in connection with the acquisition of the Juniper Ridge landfill in the North Eastern region.

General and administration. General and administration expenses increased $5.4 million, or 8.5% to $69.1 million in fiscal year 2006 from $63.7 million in fiscal year 2005, and decreased slightly as a percentage of revenues to 13.1% in fiscal year 2006 from 13.2% in fiscal year 2005. The dollar increase in general and administration expenses was due to higher legal, travel, compensation, consulting costs related to software development, communication and training costs and expenses related to compliance with the Sarbanes Oxley Act.

Deferred costs. Due to the uncertainty regarding if and when the project will be restarted, a charge of $1.3 million was recorded in fiscal year 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill. A charge of $0.3 million was recorded in fiscal year 2005 to reflect the write-off of development costs associated with the unsuccessful negotiations for the development and operation of the McKean County, Pennsylvania landfill.

Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million, or 1.5%, to $64.6 million in fiscal year 2006 from $65.6 million in fiscal year 2005. While depreciation expense increased by $2.7 million between periods, landfill amortization expense decreased by $3.7 million primarily due to the South Eastern region Brockton project reaching completion, amounting to a $5.1 million decrease, partially offset by increased amortization associated with the startup of the Worcester and Colebrook closure projects and the Chemung County landfill.

Operating income. Operating income increased by $0.9 million, or 2.2%, to $42.3 million in fiscal year 2006 from $41.4 million in fiscal year 2005 and decreased as a percentage of revenues to 8.0% in fiscal year 2006 compared to 8.6% in fiscal year 2005. The margin decrease was due to higher revenues being partially offset by higher operating costs and deferred costs as described above. The North Eastern region’s operating income increased slightly in fiscal year 2006 compared to the prior year due to higher collection volumes and pricing and higher operating income at the Maine Energy facility due to higher power production. The South Eastern region’s operating income increased in fiscal year 2006 compared to fiscal year 2005 due primarily to lower landfill amortization, partially offset by deferred costs as mentioned above. The Central and Western region’s operating income decreased in fiscal year 2006 compared to fiscal year 2005 due primarily to higher operating costs and in the Western region, the temporary closing of the Wellsboro location and the associated legal costs. FCR’s operating income increased in fiscal year 2006 compared to the prior year due to the effect of the acquisitions, partially offset by higher operating costs.

Interest expense, net. Net interest expense increased $2.7 million, or 9.2% to $32.0 million in fiscal year 2006 from $29.3 million in fiscal year 2005. This increase is attributable to higher average interest rates along with higher average borrowings in fiscal year 2006 compared to the prior year, driven by the higher capital expenditures in fiscal year 2006 versus 2005 plus the acquisitions.

Income from equity method investments. The income from equity method investment of $5.7 million and $2.9 million for fiscal years 2006 and 2005, respectively, was primarily from the Company’s 50% joint venture interest in GreenFiber. The increase is attributable to higher sales volume and prices in the current fiscal year compared to the prior year comparable period. Late in the third quarter of fiscal year 2006 the Company made a $3.0 million investment, representing a 20% interest, in RecycleBank LLC, a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment. The loss from this equity method investment was $0.1 million in fiscal year 2006.

Other (income)/expense, net. Other income in fiscal year 2006 was $2.0 million compared to other expense of

$0.3 million in fiscal year 2005. Other income in fiscal year 2006 consisted primarily of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million. At the time of sale, there was no book value associated with these warrants as they had been previously written off. Also included in other income in both periods are dividends of $0.4 million from our investment in Evergreen National Indemnity Company (“Evergreen”). Other expense in fiscal year 2005 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment and the dividend from Evergreen.

Provision/(benefit) for income taxes. Provision for income taxes increased $1.3 million for fiscal year 2006 to $7.0 million from $5.7 million for fiscal year 2005. The effective tax rate decreased to 38.5% for fiscal year 2006 from 44.3% for fiscal year 2005 primarily due to a decrease in the overall state tax rate and a decrease in the valuation allowance on certain state net operating losses.

Income from continuing operations before discontinued operations. Income from continuing operations before discontinued operations increased $3.9 million, or 54.1% to $11.1 million in fiscal year 2006 from $7.2 million in fiscal year 2005. Slightly higher operating income, higher income from the equity method investments and lower other expenses were partially offset by higher interest expense in fiscal year 2006 compared to the prior year.

Income from discontinued operations/Loss on disposal of discontinued operations. During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (“Data Destruction”) for cash sale proceeds of $3.0 million. This shredding operation had been historically accounted for as a component of continuing operations up until its sale. The transaction required discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2005 and 2004. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

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

Other (income)/expense, net. Other expense in fiscal year 2005 was $0.3 million compared to $5.9 million in fiscal year 2004. Other expense in fiscal year 2005 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by gains on the sale of equipment and a dividend from our investment in Evergreen National Indemnity Company. Other expense in fiscal year 2004 included an $8.0 million charge for the write-down of our investment in the New Heights power plant venture and our remaining investment in certain tire recycling operations and the power plant venture. Offsetting this charge, we recognized a gain of $1.1 million on the completion of our sale of its export recyclables business and other gains, primarily on the sale of trucks and containers, of $0.5 million.

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

Income (loss) from discontinued operations/Loss on disposal of discontinued operations. During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction for cash sale proceeds of $3.0 million. This shredding operation had been historically accounted for as a component of continuing operations up until its sale. The transaction required discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2005 and 2004. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

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

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures are broadly defined as pertaining to either growth or maintenance activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions, new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of new business as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence.

Our capital expenditures were $114.0 million in fiscal year 2006 compared to $80.1 million in fiscal year 2005. Growth capital expenditures were $47.5 and $24.8 million in fiscal years 2006 and 2005 respectively, and maintenance capital expenditures were $66.5 and $55.3 million in fiscal years 2006 and 2005 respectively. Capital spending was higher in fiscal year 2006 mainly due to capital expenditures related to newly acquired landfill operating contracts and existing landfills as well as upgrades to equipment at various recycling facilities. We expect capital spending to amount to between $108.0 million and $112.0 million in fiscal year 2007. The continued high level of capital expenditures is mainly due to growth capital expenditures at the landfills as well as completion of recycling facility upgrades.

We had a net working capital deficit of $23.2 million at April 30, 2006 compared to a net working capital deficit of $31.9 million at April 30, 2005. Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factors accounting for the increase were deferred taxes and higher trade receivables associated with higher revenue as well as lower payroll accruals associated with lower management bonus accruals. This was partially offset by higher accrued interest related to higher borrowings on our credit facility as well as higher interest rates. Also offsetting the increase in working capital were higher accruals at April 30, 2006 primarily associated with higher self insurance reserves.

On April 29, 2005, we entered into a new senior credit facility with a group of banks for which Bank of America is acting as agent. The credit facility consists of a senior secured revolving credit facility in the amount of $350.0 million. Under certain circumstances we have the option of increasing the credit facility by an additional $100.0 million provided that we are not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries. The credit facility matures April 2010. The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the former term loan and revolver. Further advances were available under the credit facility in the amount of $140.4 million and $65.4 million as of April 30, 2005 and 2006, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $32.3 million and $57.7 as of April 30, 2005 and 2006. The availability was reduced in fiscal year 2006 from the prior year due to higher capital expenditures and the issuance of a $25.0 million letter of credit associated with the revenue bond discussed below. As of April 30, 2005 and 2006 no amounts had been drawn under the outstanding letters of credit.

The credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios. As of April 30, 2006, we were in compliance with all covenants. We completed an amendment to the credit facility agreement on June 2, 2006. This amended the capital expenditure covenant effective April 30, 2006 and other covenants effective July 31, 2006. See Note 10 to the financial statements for further disclosure regarding the amendment to the credit facility agreement.

In fiscal year 2005, we recorded a loss on extinguishment of debt of $1.7 million as a result of the write-off of deferred financing costs associated with the old senior secured credit facility.

We have historically entered into interest rate swap agreements to balance fixed and floating rate debt interest risk in accordance with management’s criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt. We terminated two interest rate swap agreements effective April 28, 2005 concurrent with entering into the new credit facility. We received net proceeds of $0.4 million which were amortized against interest expense over the original term of the swap contracts, to February 2006.

On May 9, 2005, we entered into three separate interest rate swap agreements with three banks for a notional amount of $75.0 million. The contracts are forward starting contracts that effectively fixed the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.

As of April 30, 2006, we had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘notes’’) which mature in January 2013. The senior subordinated note indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine; and (2) the issuance of the Bonds. At April 30, 2006, remaining issuance proceeds of $5.5 million were recorded as restricted cash to be used to pay for the capital expenditures in Maine as they are incurred.

Net cash provided by operating activities in fiscal years ended April 30, 2006 and 2005 amounted to $75.1 million and $83.0 million, respectively. Factors positively impacting the comparison to net cash provided by operating activities for fiscal year 2006 against the prior year included higher income from equity method investments, coupled with a distribution payment received from Green Fiber in fiscal 2005 amounting to $2.0 million, which was not repeated in fiscal year 2006, a decrease in landfill amortization of $3.7 million which was primarily associated with the Brockton project reaching completion, and changes in assets and liabilities, net of effects of acquisitions and divestitures which decreased $5.2 million from the prior year. The increase in accounts receivable at April 30, 2006, which is associated with higher revenues, resulted in a $6.4 million reduction compared with a decrease of $2.5 million in fiscal year 2005. The decrease in accounts payable in fiscal year 2006 resulted in a $1.5 million decrease compared to an increase of $6.1 million in fiscal year 2005. This is due primarily to higher trade accounts payable at April 30, 2005 associated with the timing of various capital improvement expenditures. Changes in other assets and liabilities increased $5.6 million from the prior year due primarily to the following: (1) higher interest accruals in the current fiscal year amounting to a $3.0 million which increase is related to higher borrowings and higher interest rates, (2) higher capping, closure and post-closure accruals amounting to $4.8 million, attributable to lower cash payments in fiscal year 2006 and (3) higher self insurance reserves and other accruals amounting to $3.9 million. These increases were offset by reductions in accrued payroll and related expenses amounting to $5.1 million in the fiscal year 2006 compared to fiscal year 2005 as well as higher prepaid and other current assets amounting to $1.1 million in fiscal year 2006 compared to fiscal year 2005.

Net cash used in investing activities in fiscal year 2006 and fiscal year 2005 amounted to $150.2 million and $103.8 million, respectively. The increase in cash used in investing activities was due to a $33.9 million increase in capital expenditures as well as higher acquisition activity amounting to an increase of $10.2 million in the current fiscal year, offset by a decrease in payments on landfill operating lease contracts of $9.7 million in fiscal year 2006.  Also contributing to the increase in cash used in investing activities were revenue bond issuance proceeds restricted for specific capital expenditures amounting to $5.5 million at April 30, 2006.

Net cash provided by financing activities was $74.0 million in fiscal year 2006 compared to $21.3 million in fiscal year 2005. The increase in cash provided by financing activities is primarily due to higher net borrowings, including the revenue bond financing described above. Higher net borrowings in fiscal year 2006 were used to fund capital expenditure and acquisition activity.

In fiscal year 2006, we acquired fifteen solid waste hauling, disposal and recycling operations for an aggregate consideration of $26.1 million, consisting of $19.7 million in cash and $0.8 million in notes payable and $5.6 in other liabilities assumed. We also obtained a landfill operating lease contract in fiscal year 2006 for the Chemung County landfill which also includes a transfer station and recycling facility. In fiscal year 2005, we acquired ten solid waste hauling and disposal operations for an aggregate consideration of $10.4 million, consisting of $9.5 million in cash and $0.9 million in other liabilities assumed. For the landfill operating lease contracts, we made payments totaling $10.5 million and $20.3 million in fiscal years 2006 and 2005, respectively.

We generally meet liquidity needs from operating cash flow. These liquidity needs are primarily for capital expenditures for landfill development, vehicles and containers, debt service costs and capping, closure and post-closure expenditures. It is our intention to continue to grow organically and through acquisitions. The funds to do so are expected to be obtained from operations and our credit facility which has an accordion feature for an additional $100.0 million in credit availability. At April 30, 2006 at our existing covenant requirements, as amended June 2, 2006, all of the funds available under that facility could have been drawn without breaching those covenants.

We will be required to redeem our outstanding Series A redeemable preferred stock on August 11, 2007, if it is not otherwise repurchased by the us prior to that time. The aggregate redemption price is expected to be approximately $75.1 million. We would need to incur more debt or raise equity to effect this redemption.

We have filed a universal shelf registration statement with the SEC. We could from time to time issue securities thereunder in an amount of up to $250.0 million. However, our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2006 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) Ending April 30,
	2007	2008-2009	2010-2011	Thereafter	Total

Long-term debt	$527	$538	$227,258	$220,000	$448,323
Capital lease obligations	1,061	1,533	214	—	2,808
Interest obligations (1)	37,407	74,583	55,438	52,536	219,964
Operating leases (2)	11,044	19,805	13,204	142,182	186,235
Closure/post-closure	4,157	9,380	10,760	160,831	185,128
Redeemable preferred securities (3)	—	75,057	—	—	75,057
Total contractual cash obligations (4)	$54,196	$180,896	$306,874	$575,549	$1,117,515

(1)           Interest obligations based on long-term debt and capital lease balances as of April 30, 2006. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2006.

(2)           Includes obligations related to landfill operating lease contracts.

(3)           Assumes redemption on the seventh anniversary of the closing date at the book value which includes all accrued and unpaid dividends.

(4)           Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2006.

We believe that our cash provided internally from operations together with our senior secured credit facility, including the accordion feature for an additional $100.0 million, should enable us to meet our working capital and other cash needs for the foreseeable future.

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

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and requires public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. SFAS No. 123R will become effective at the beginning of the first fiscal year after June 15, 2005. We are evaluating the various transition provisions under SFAS No. 123R and will adopt SFAS No. 123R effective May 1, 2006, which is expected to result in increased compensation expense in future periods.

In April 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. (FIN No. 47). FIN No. 47 expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), providing clarification of the term, conditional asset retirement obligation, and guidelines for the timing of recording the obligation. We adopted SFAS No. 143 effective May 1, 2003. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 30, 2006, our outstanding variable rate debt consisted of the $226.9 million senior secured revolving credit facility and $25.0 million of FAME Bonds. If interest rates on this variable rate debt increased or decreased by 100 basis points, our annual interest expense would increase or decrease by approximately $2.5 million. The remainder of our debt is at fixed rates and not subject to interest rate risk.

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

We are subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of April 30, 2006, to minimize our commodity exposure, we were party to thirty-six commodity hedging agreements. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating income is estimated at $4.6 million as of April 30, 2006, without considering our hedging agreements, which are solely for OCC and ONP, but considering our revenue share contracts. The use of the Company’s hedge instruments would reduce the impact by approximately $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

We have completed integrated audits of Casella Waste System, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and its subsidiaries at April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, as of May 1, 2003, the Company changed its method of accounting for asset retirement obligations and reclassified its loss on extinguishment of debt.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
June 21, 2006

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent registered accounting firm, as stated in their report which appears herein.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	April 30,
ASSETS	2005	2006

CURRENT ASSETS:
Cash and cash equivalents	$8,578	$7,429
Restricted cash	70	72
Accounts receivable — trade, net of allowance
for doubtful accounts of $707 and $661	51,726	56,269
Notes receivable — officers/employees	88	87
Refundable income taxes	874	—
Prepaid expenses	4,371	5,126
Inventory	2,538	2,975
Deferred income taxes	—	5,034
Other current assets	1,138	1,982
Total current assets	69,383	78,974

Property, plant and equipment, net of accumulated depreciation and amortization of $324,903 and $388,808	412,753	481,284
Goodwill	157,492	171,258
Intangible assets, net	2,711	2,762
Restricted cash	12,124	17,887
Notes receivable — officers/employees	916	916
Deferred income taxes	3,155	—
Investments in unconsolidated entities	37,699	44,491
Net assets under contractual obligation	1,392	937
Other non-current assets	14,829	12,602
	643,071	732,137
	$712,454	$811,111

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	April 30,	April 30,
	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$281	$527
Current maturities of capital lease obligations	632	1,061
Accounts payable	46,107	46,364
Accrued payroll and related expenses	9,688	6,818
Accrued interest	4,818	6,650
Accrued income taxes	—	200
Deferred income taxes	1,419	—
Current accrued capping, closure and post-closure costs	5,290	4,771
Other accrued liabilities	24,519	28,374
Total current liabilities	92,754	94,765

Long-term debt, less current maturities	378,436	452,720
Capital lease obligations, less current maturities	1,475	1,747
Accrued capping, closure and post-closure costs, less current portion	21,338	23,245
Deferred income taxes	—	6,957
Other long-term liabilities	11,705	11,757

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock — Authorized — 55,750 shares; issued and outstanding — 53,750 and 53,000 shares as of April 30, 2005 and April 30, 2006, respectively, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	70,430

STOCKHOLDERS’ EQUITY:
Class A common stock— Authorized — 100,000,000 shares, $0.01 par value; issued and outstanding — 23,860,000 and 24,185,000 shares as of April 30, 2005 and April 30, 2006, respectively	239	242
Class B common stock — Authorized — 1,000,000 shares, $0.01 par value; 10 votes per share, issued and outstanding — 988,000 shares	10	10
Accumulated other comprehensive income	767	159
Additional paid-in capital	274,088	274,297
Accumulated deficit	(136,322)	(125,218)
Total stockholders’ equity	138,782	149,490
	$712,454	$811,111

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended April 30,
	2004	2005	2006

Revenues	$437,961	$481,964	$525,928

Operating expenses:
Cost of operations	285,828	310,921	348,520
General and administration	58,167	63,678	69,144
Depreciation and amortization	59,596	65,637	64,589
Impairment charge	1,663	—	—
Deferred costs	—	295	1,329
	405,254	440,531	483,582
Operating income	32,707	41,433	42,346
Other expense/(income), net:
Interest income	(251)	(453)	(928)
Interest expense	25,500	29,844	32,942
Income from equity method investments	(2,261)	(2,883)	(5,742)
Loss on debt extinguishment	—	1,716	—
Other (income)/expense	5,949	273	(1,985)
Other expense, net	28,937	28,497	24,287

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	3,770	12,936	18,059
Provision (benefit) for income taxes	(1,622)	5,725	6,955

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	5,392	7,211	11,104

Discontinued Operations:
Income (loss) from discontinued operations (net of income tax (provision) benefit of $2 and ($96))	(10)	140	—
Loss on disposal of discontinued operations (net of income tax provision of ($692))	—	(82)	—
Cumulative effect of change in accounting principle (net of income tax provision of ($1,856))	2,723	—	—
Net income	8,105	7,269	11,104
Preferred stock dividend	3,252	3,338	3,432
Net income available to common stockholders	$4,853	$3,931	$7,672

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2004	2005	2006
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.09	$0.15	$0.31
Income from discontinued operations, net	—	0.01	—
Loss on disposal of discontinued operations, net	—	—	—
Cummulative effect of change in accounting principle, net	0.11	—	—

Net income per common share available to common stockholders	$0.20	$0.16	$0.31

Basic weighted average common shares outstanding	24,002	24,679	24,980

Diluted:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$0.09	$0.15	$0.30
Income from discontinued operations, net	—	0.01	—
Loss on disposal of discontinued operations, net	—	—	—
Cummulative effect of change in accounting principle, net	0.11	—	—

Net income per common share available to common stockholders	$0.20	$0.16	$0.30

Diluted weighted average common shares outstanding	24,445	25,193	25,368

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands)

	Stockholders’ Equity
	Class ACommon Stock		Class B Common Stock
	# of	Par	# of	Par
	Shares	Value	Shares	Value
Balance, April 30, 2003	22,769	$228	988	$10
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	727	7	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2004	23,496	235	988	10

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	189	2	—	—
Issuance of Class A common stock from the conversion of preferred stock	175	2	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2005	23,860	239	988	10

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	256	2	—	—
Issuance of Class A common stock from the conversion of preferred stock	69	1	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2006	24,185	$242	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

			Accumulated
	Additional		Other	Total	Total
	Paid-In	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Capital	Deficit)	Income	Equity	Income
Balance, April 30, 2003	$270,068	$(151,696)	$542	$119,152
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	6,053	—	—	6,060
Accrual of preferred stock dividend	(3,252)	—	—	(3,252)
Net income	—	8,105	—	8,105	$8,105
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	(134)	(134)	(134)
Total comprehensive income	—	—	—	—	$7,971
Other	124	—	—	124
Balance, April 30, 2004	272,993	(143,591)	408	130,055

Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan	1,992	—	—	1,994
Issuance of Class A common stock from the conversion of preferred stock	2,448	—	—	2,450
Accrual of preferred stock dividend	(3,338)	—	—	(3,338)
Net income	—	7,269	—	7,269	$7,269
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	359	359	359
Total comprehensive income	—	—	—	—	$7,628
Other	(7)	—	—	(7)
Balance, April 30, 2005	274,088	(136,322)	767	138,782

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	2,675	—	—	2,677
Issuance of Class A common stock from the conversion of preferred stock	965	—	—	966
Accrual of preferred stock dividend	(3,432)	—	—	(3,432)
Net income	—	11,104	—	11,104	$11,104
Change in fair value of interest rate swaps and commodity hedges, net of reclassification adjustments	—	—	(608)	(608)	(608)
Total comprehensive income	—	—	—	—	$10,496
Other	1	—	—	1
Balance, April 30, 2006	$274,297	$(125,218)	$159	$149,490

The accompanying notes are an integral part of these consolidated financial statements.

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended April 30,
	2004	2005	2006
Cash Flows from Operating Activities:
Net income	$8,105	$7,269	$11,104
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	59,596	65,637	64,589
Depletion of landfill operating lease obligations	1,248	4,785	6,284
Loss on disposal of discontinued operations, net	—	82	—
Cumulative effect of change in accounting principle, net	(2,723)	—	—
Income from equity method investments	(2,261)	(2,883)	(5,742)
Dividend from equity method investment	—	2,000	—
Impairment charge	1,663	—	—
Deferred costs	—	295	1,329
Loss on debt extinguishment	—	1,716	—
Loss from asset write down	8,018	—	—
Gain (loss) on sale of equipment	(308)	372	(105)
Gain on sale of assets	(1,144)	—	—
Deferred income taxes	(2,005)	5,132	4,984
Changes in assets and liabilities, net of effects of acquisitions and divestitures —
Accounts receivable	(5,859)	(2,456)	(6,435)
Accounts payable	8,065	6,073	(1,514)
Other assets and liabilities	(2,497)	(4,988)	570
	61,793	75,765	63,960
Net Cash Provided by Operating Activities	69,898	83,034	75,064

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(31,947)	(9,513)	(19,691)
Additions to property, plant and equipment — growth	(10,271)	(24,723)	(47,474)
— maintenance	(48,064)	(55,341)	(66,537)
Payments on landfill operating lease contracts	(32,223)	(20,276)	(10,539)
Proceeds from divestitures	4,984	3,050	—
Proceeds from sale of equipment	506	2,292	1,678
Restricted cash from revenue bond issuance	—	—	(5,469)
Investment in unconsolidated entities	(7,332)	—	(3,047)
Proceeds from assets under contractual obligation	689	756	861
Net Cash Used In Investing Activities	(123,658)	(103,755)	(150,218)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	195,303	318,900	208,997
Principal payments on long-term debt	(150,562)	(296,210)	(136,424)
Deferred financing costs	(2,632)	(3,051)	(768)
Proceeds from exercise of stock options	4,006	1,653	2,200
Net Cash Provided by Financing Activities	46,115	21,292	74,005
Net (decrease) increase in cash and cash equivalents	(7,645)	571	(1,149)
Cash and cash equivalents, beginning of period	15,652	8,007	8,578

Cash and cash equivalents, end of period	$8,007	$8,578	$7,429

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended April 30,
	2004	2005	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$23,313	$29,426	$30,291
Income taxes, net of refunds	$349	$1,103	$1,286

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations —
Fair value of net assets acquired	$45,925	$10,398	$26,077
Cash paid, net	(31,947)	(9,513)	(19,691)

Notes payable, liabilities assumed and holdbacks to sellers	$13,978	$885	$6,386

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share data)

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. (“the Company” or “the Parent”) together with its subsidiaries is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at its facilities as well as recyclables purchased from third parties. The Company also generates and sells electricity under a long-term contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”) (see Note 11).

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

Landfill Accounting-Capitalized Costs and Amortization

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2004, 2005 and 2006 was $356, $492 and $1,239, respectively.

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

•              the Company has not identified any legal or political impediments which the Company believes will not be resolved in our favor;

•              the Company is actively working on obtaining any necessary permits and we expect that all required permits will be received; and

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

Landfill Accounting-Landfill Operating Lease Contracts

The Company entered into three landfill operation and management agreements in fiscal 2004 and one landfill operation and management agreement in fiscal 2006. These agreements are long-term landfill operating contracts with government bodies whereby the Company receives tipping revenue, pays normal operating expenses and assumes future capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to the Company at the end of the lease term. The Company allocates the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

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

Our estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.6% and 2.7% was used for fiscal years 2005 and 2006, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (7.6% to 9.5%). Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, the Company accretes its capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $1,870, $2,201 and $2,224 in fiscal years 2004, 2005 and 2006, respectively.

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

Self Insurance Reserves

The Company is self insured for vehicles and worker’s compensation. Our maximum exposure in fiscal 2006 under the worker’s compensation plan is $1,000, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in the Company’s consolidated balance sheet as an accrued liability. The Company uses a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated in part by reference to past claims experience, which considers both the frequency and settlement amount of claims. The Company’s self insurance reserves totaled $11,506 and $13,699 at April 30, 2005 and 2006, respectively.

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

Revenues from the sale of electricity to local utilities by the Company’s waste-to-energy facility (see Note 11) are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered.

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

(d)                            Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values. See Note 10 for the terms and carrying values of the Company’s various debt instruments.

(e)                                   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)                                     Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $2,538 and $2,975 at April 30, 2005 and 2006, respectively.

(g)                                  Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment in equity securities as “available for sale.” Accordingly, the carrying value of the securities is adjusted to fair value through other comprehensive income.

For the period ending April 30, 2004, the Company wrote down to fair value certain equity security investments. The write down amounted to $20 and was due to declines in the fair value which, in the opinion of management, was considered to be other than temporary. The write down is included in other (income) / expense in the accompanying consolidated statements of operations.

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

(i)                                      Intangible Assets

Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years (See Note 6).

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

(j)            Investments in Unconsolidated Entities

The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $27,040 and $30,899 at April 30, 2005 and 2006, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting. GreenFiber is deemed to be a significant subsidiary in accordance with Rule 3-09 of Regulation S-X. Therefore, separate financial statements of GreenFiber are included as an exhibit to this Form 10-K.

In January 2006, the Company acquired a 20.0% interest in RecycleBank, LLC (“RecycleBank”) for total consideration of $3,000. The Company’s investment in RecycleBank amounted to $2,932 at April 30, 2006. The Company accounts for its investment in RecycleBank under the equity method of accounting.

Aggregated summarized financial information for the Company’s equity method investments is as follows:

	April 30, 2005	April 30, 2006
Current assets	$25,335	$31,592
Noncurrent assets	$41,084	$72,021
Current liabilities	$11,184	$23,662
Noncurrent liabilities	$997	$13,296

	Fiscal Year Ended April 30,
	2004	2005	2006
Revenue	$116,057	$136,409	$178,836
Gross profit	$25,421	$28,218	$41,837
Net income	$4,523	$5,568	$10,455

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

In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company (“Evergreen”) for total consideration of $5,329. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306. The Company’s investment in Evergreen amounted to $10,657 at April 30, 2005 and 2006. The Company accounts for its investment in Evergreen under the cost method of accounting.

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

The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2005 and 2006 totaled $49,157 and $78,476 respectively.

(m)          Comprehensive Income

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

(n)           Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, the assumed exercise of employee stock options and the conversion of convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the “if converted” method with regard to its convertible preferred stock.

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

In accordance with SFAS No. 123 and SFAS No. 148, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the fiscal years ended April 30, 2004, 2005 and 2006 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in the fiscal years ended April 30, 2004, 2005 and 2006.

	Fiscal Year Ended April 30,
	2004	2005	2006
Risk free interest rate	2.34%-3.39%	3.39%-3.97%	3.63%-4.23%
Expected dividend yield	N/A	N/A	N/A
Expected life	5 Years	5 Years	5 Years
Expected volatility	45.88%	40.35%	30.42%

The total value of options granted during the years ended April 30, 2004, 2005 and 2006 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest over a one to three year period. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s net income and net income per share would have changed as reflected in the following pro forma amounts:

	Fiscal Year Ended April 30,
	2004(1)	2005(1)	2006
Net income available to common stockholders, as reported	$4,853	$3,931	$7,672
Add: Compensation expense, net recorded for the acceleration of vesting of options previously awarded	—	—	24
Deduct: Total stock-based compensation expense determined under fair value based method, net	(1,038)	(1,372)	(2,167)
Pro forma, net income available to common stockholders	$3,815	$2,559	$5,529

Basic income per common share:
As reported	$0.20	$0.16	$0.31
Pro forma	$0.16	$0.10	$0.22
Diluted income per common share:
As reported	$0.20	$0.16	$0.30
Pro forma	$0.16	$0.10	$0.22

(1)             Total stock-based compensation expense determined under fair value based method, net has been revised for fiscal years 2004 and 2005 to reflect the tax benefit associated with nonqualified stock option grants. This conforms to the fiscal year 2006 presentation.

Total stock-based compensation expense determined under fair value method, net for fiscal years 2004, 2005 and 2006 includes $72, $58 and $90 associated with the Company’s Employee Stock Purchase Plan.

The net income available to common shareholders as reported for fiscal year 2006 reflects a one time charge of $39 ($24 net of tax) related to the accelerated vesting of options previously awarded. The total stock-based compensation expense determined under fair value based method for fiscal year 2006 includes $905 ($705 net of tax) related to the accelerated vesting of options previously awarded. This is the estimated amount of compensation expense that would have been recognized by the Company under the provisions of SFAS 123(R), Share-Based Payment, (SFAS 123R), as stock options vested, absent the acceleration. Refer to Note 13 for additional information related to the accelerated vesting of options previously awarded.

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

The Company was party to two interest rate swaps outstanding, expiring in February, 2006, with an aggregate notional amount of $53,000. The Company evaluated these swaps and determined that these instruments qualified for hedge accounting pursuant to SFAS No. 133. These interest rate swaps were terminated on April 28, 2005 with the Company receiving net proceeds of $443, which was amortized against interest expense over the remaining original term of the swap contracts through February, 2006.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000. The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133. The fair value of these swaps was $1,091, with the net amount (net of taxes of $442) recorded as an unrealized gain in other comprehensive income at April 30, 2006. Amounts reclassified into earnings are dependent on future movements in interest rates.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into thirty-six commodity hedges, which expire at various times between May 2006 and November 2008. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133. The fair value of these hedges was an obligation of $1,488 and $773, with the net amount (net of taxes of $592 and $313) recorded as an unrealized loss in accumulated other comprehensive income at April 30, 2005 and 2006, respectively.

(q)           Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. For the years ended April 30, 2005 and 2006, no single group or customer represents greater than 3.4% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.             NEW ACCOUNTING STANDARDS

Effective May 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Through April 30, 2003 the Company recognized expenses associated with (i) amortization of capitalized and future landfill asset costs and (ii) future closure and post-closure obligations on a units-of-consumption basis as airspace was consumed over the life of the related landfill. This practice, referred to as life-cycle accounting within the waste industry, continues to be followed, with the exception of future landfill capping costs. As a result of the adoption of SFAS No. 143, future capping costs are identified by specific capping event and amortized over the specific estimated capacity related to that event rather than over the life of the entire landfill, as was the practice prior to our adoption of SFAS No. 143.

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

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and requires public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. SFAS No. 123R will become effective at the beginning of the first fiscal year after June 15, 2005.  The Company will adopt SFAS No. 123R effective May 1, 2006, which is expected to result in increased compensation expense in future periods. See Note 13.

In April 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. (FIN No. 47). FIN No. 47 expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), providing clarification of the term, conditional asset retirement obligation, and guidelines for the timing of recording the obligation. The Company adopted SFAS No. 143 effective May 1, 2003. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position or results of operations.

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

3.             BUSINESS COMBINATIONS

The Company acquired eleven, ten and fifteen solid waste hauling, landfill disposal or material recycling operations in fiscal years ended April 30, 2004, 2005 and 2006, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2005	2006
Current assets	$1	$(1,254)
Property, plant and equipment	4,624	12,449
Goodwill	5,165	13,939
Intangible assets	608	943
Current liabilities	(226)	(3,406)
Other non-current liabilities	—	(2,658)
Total	$10,172	$20,013

The following unaudited pro forma combined information shows the results of the Company’s operations for the fiscal years ended April 30, 2005 and 2006 as though each of the acquisitions completed in the fiscal years ended April 30, 2005 and 2006 had occurred as of May 1, 2004.

	Fiscal Year Ended April 30,
	2005	2006
Revenues	$496,671	$532,285
Operating income	$43,864	$43,523
Net income	$8,117	$11,395
Diluted pro forma net income per common share	$0.32	$0.45
Weighted average diluted shares outstanding	25,193	25,368

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

4.             RESTRICTED CASH

Restricted cash consists of cash held in trust on deposit with various banks as collateral for the Company’s financial obligations relative to its self insurance claims liability as well as landfill capping, closure and post-closure costs and other facilities’ closure costs. Cash is also restricted by specific agreement for facilities’ maintenance and other purposes. Restricted cash at April 30, 2006 also includes remaining proceeds related to the Company’s issuance of $25,000 Finance Authority of Maine Solid Waste Disposal Revenue Bonds. See Note 10 for more information on the issuance.

A summary of restricted cash is as follows:

	April 30,
	2005	2006
Current:
Landfill closure	$70	$72

Total	$70	$72

	April 30,
	2005	2006
Non Current:
Insurance	$12,124	$12,418
Revenue bond proceeds	—	5,469

Total	$12,124	$17,887

5.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2005 and 2006 consist of the following:

	April 30,
	2005	2006
Land	$18,413	$21,651
Landfills	244,084	299,636
Landfill operating lease contracts	50,789	59,857
Buildings and improvements	72,128	94,296
Machinery and equipment	181,510	203,955
Rolling stock	119,838	133,880
Containers	50,894	56,817
	737,656	870,092
Less: accumulated depreciation and amortization	324,903	388,808
	$412,753	$481,284

Depreciation expense for the fiscal years ended April 30, 2004, 2005 and 2006 was $35,334, $36,570 and $39,469, respectively. Landfill amortization expense for the fiscal years ended April 30, 2004, 2005 and 2006 was $22,689, $27,588 and $23,823, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2004, 2005 and 2006 was $1,248, $4,785 and $6,284, respectively and was recorded in cost of operations.

6.                   INTANGIBLE ASSETS

Intangible assets at April 30, 2005 and 2006 consist of the following:

	Covenants not to compete	Customer lists	Licensing Agreements	Total
Balance, April 30, 2005
Intangible assets	$16,299	$688	$—	$16,987
Less accumulated amortization	(13,670)	(606)	—	(14,276)
	$2,629	$82	$—	$2,711

Balance, April 30, 2006
Intangible assets	$16,654	$688	$920	$18,262
Less accumulated amortization	(14,771)	(688)	(41)	(15,500)
	$1,883	$—	$879	$2,762

The following table shows the activity and balances related to goodwill from April 30, 2004 through April 30, 2006:

	Balance April 30, 2004	Acquisitions	Divestitures	Other(1)	Balance April 30, 2005
North Eastern region	$25,770	$—	$—	$(430)	$25,340
South Eastern region	30,490	1,156	—	(1)	31,645
Central region	28,684	1,477	—	(3)	30,158
Western region	50,918	2,532	—	—	53,450
FCR Recycling	21,368	—	(1,821)	(2,648)	16,899
Total	$157,230	$5,165	$(1,821)	$(3,082)	$157,492

	Balance April 30, 2005	Acquisitions	Divestitures	Other(1)	Balance April 30, 2006
North Eastern region	$25,340	$—	$—	$(13)	$25,327
South Eastern region	31,645	—	—	—	31,645
Central region	30,158	1,021	(79)	6	31,106
Western region	53,450	2,251	—	(5)	55,696
FCR Recycling	16,899	10,667	—	(82)	27,484
Total	$157,492	$13,939	$(79)	$(94)	$171,258

(1)             Consists primarily of a decrease in Federal and state tax valuation allowances related to goodwill acquired as part of the KTI acquisition.

Intangible amortization expense for the fiscal years ended April 30, 2004, 2005 and 2006 was $1,572, $1,478 and $1,297, respectively. The intangible amortization expense estimated as of April 30, 2006, for the five fiscal years following the fiscal year ended April 30, 2006 is as follows:

Fiscal Year Ended April 30,
2007	2008	2009	2010	2011
$828	$554	$374	$262	$170

7.             NET ASSETS UNDER CONTRACTUAL OBLIGATION

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

Effective June 30, 2003, the Company entered into a similar transaction transferring its domestic brokerage operations as well as a commercial recycling business to former employees who had been responsible for managing those businesses. Consideration for the transaction was in the form of two notes receivable amounting up to $6,925. These notes are payable within twelve years of the anniversary date of the transaction to the extent of free cash flow generated from the operations. Interest is payable only in the event of default upon which interest is payable on the unpaid principal balance at an adjustable rate equal to the Company’s then current average composite borrowing rate plus 4.0% per annum.

Effective August 1, 2005, the Company transferred its Canadian recycling operation to a former employee who had been responsible for managing that business. Consideration for this transaction was in the form of a note receivable amounting up to $1,313 which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.  Interest is payable only in the event of default upon which interest is payable on the unpaid principal balance at an adjustable rate equal to the Company’s then current average composite borrowing rate plus 4.0% per annum.

The Company did not initially account for any of these transactions as a sale based on an assessment that the risks and other incidents of ownership had not sufficiently transferred to the buyer. Effective April 1, 2004, the notes from the buyer of the export brokerage operations were paid in full and accordingly the Company was able to account for the transfer of the export brokerage operations as a sale, for total consideration of $4,984. The gain on the sale amounted to $1,144 and is included in other income for fiscal year 2004.

The net assets of the domestic brokerage operations and the Canadian recycling operation are disclosed in the balance sheet as “net assets under contractual obligation” and are being reduced as payments are made; they amounted to $1,392 and $937 at April 30, 2005 and 2006, respectively.

8.             ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. The Company estimates its future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to the consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended April 30,
	2004	2005	2006
Beginning balance, May 1	$25,949	$25,223	$26,628
Cumulative effect of change in accounting principle(1)	(7,855)	—	—
Capping, closure, and post-closure liability, adjusted	18,094	25,223	26,628
Obligations incurred	4,556	4,774	4,330
Revisions in estimates	(1,371)	(2,795)	(1,252)
Accretion expense	1,871	2,201	2,224
Payments(2)	(2,707)	(6,068)	(3,914)
Acquisitions and other adjustments(3)	4,780	3,293	—

Balance, April 30	$25,223	$26,628	$28,016

(1)             Upon adoption of SFAS No. 143, on May 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $2.7 million (net of taxes of $1.9 million). In addition the Company recorded a decrease in our capping, closure and post-closure obligations of $7.9 million, and a decrease in the Company’s net landfill assets of $3.2 million.

(2)             Spending levels increased in fiscal year 2005 mainly due to closure activities at the Company’s Southbridge, Massachusetts landfill.

(3)             The increase in fiscal 2005 is as a result of capping, closure and post-closure accruals relating to the acquisition of the Southbridge, Massachusetts landfill operating contract.

9.             OTHER ACCRUED LIABILITIES

Other accrued liabilities at April 30, 2005 and 2006 consist of the following:

	April 30,
	2005	2006
Self insurance reserve	$9,760	$11,639
Other accrued liabilities	14,759	16,735
Total other accrued liabilities	$24,519	$28,374

10.          LONG-TERM DEBT

Long-term debt as of April 30, 2005 and 2006 consists of the following:

	April 30, 2005	April 30, 2006
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $5,460 and $4,924)	$200,460	$199,924
Senior secured revolving credit facility (the “revolver”), which provides for advances or letters of credit of up to $350,000, due April 28, 2010, bearing interest at LIBOR plus 2.25%, (approximately 7.20% at April 30, 2006 based on three month LIBOR). This loan is secured by substantially all of the assets of the Company	177,300	226,900
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005, dated December 1, 2005, bearing interest at BMA Index (approximately 3.85% at April 30, 2006) enhanced by an irrevocable, transferable direct-pay letter of credit (2.25% at April 30, 2006). Due January 1, 2025	—	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 7.51%, due in monthly, quarterly or annual installments varying to $43, expiring September 2006 through March 2011	957	1,423
	378,717	453,247
Less - current maturities	281	527
	$378,436	$452,720

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

On February 2, 2004, the Company issued an additional $45,000 of 9.75% senior subordinated notes due 2013. Proceeds from the issuance were used to repay outstanding indebtedness under the Company’s revolving credit facility, to pay transaction costs related to the offering and for general corporate purposes, including acquisitions. The notes were issued at a premium of $6,075, which will be amortized over the life of the notes. Premium amortization of $497 and $536 was recorded to interest expense in fiscal 2005 and 2006, respectively, using the effective interest rate method.

On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility consists of a senior secured revolving credit facility in the amount of $350,000. Under certain circumstances the Company has the option of increasing the credit facility by an additional $100,000 provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. This credit facility is secured by all of the Company’s assets, including our interest in the equity securities of the Company’s subsidiaries. The revolving credit facility matures

April 2010. The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the former credit facility. The former senior credit facility consisted of a $175,000 senior secured revolving credit facility and a senior secured term “B” loan. Further advances were available under the revolver in the amount of $140,413 and $65,374 as of April 30, 2005 and 2006, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $32,287 and $57,726 as of April 30, 2005 and 2006. As of April 30, 2005 and 2006 no amounts had been drawn under the outstanding letters of credit.

On December 28, 2005, the Company completed a $25,000 financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25,000 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between the Company and the Authority, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by the Company, or a related party, all located in Maine; and (2) the issuance of the Bonds. At April 30, 2006, remaining issuance proceeds of $5,469 were recorded as restricted cash to be used to pay for the further capital costs as they are incurred.

The senior revolving credit facility agreement contains covenants that may limit the Company’s activities including covenants that forbid the payment of dividends on common stock. As of April 30, 2006, these covenants restricted capital expenditures to 2.00 times depreciation and landfill amortization, set a minimum net worth requirement of $156,475, a minimum interest coverage ratio of 2.75, a maximum consolidated total funded debt to consolidated EBITDA ratio of 4.75 and a maximum senior funded debt to consolidated EBITDA ratio of 3.00. As of April 30, 2006, the company was in compliance with all covenants.

The Company completed an amendment to the credit facility agreement on June 2, 2006. This amended the capital expenditure covenant to 2.00X depreciation and landfill amortization effective April 30, 2006. The minimum interest coverage ratio was amended and will decrease from a ratio of 2.75 to 3.50 for the period July 31, 2007 through July 31, 2008. The maximum consolidated total funded debt to consolidated EBITDA ratio increased to 5.25 effective July 31, 2006 through April 30, 2007; reducing to 5.00 from July 31, 2007 through April 30, 2008 and 4.75 thereafter. In the event that all of the Company’s Series A Preferred Stock are converted into common stock, the consolidated total funded debt to consolidated EBITDA ratio shall not exceed 4.75 in the quarter that the conversion occurs and thereafter. The maximum senior funded debt to consolidated EBITDA ratio increased to 3.35 effective July 31, 2006 through April 30, 2007 and 3.25 thereafter.

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

The Company was party to two interest rate swaps outstanding, expiring in February 2006, with an aggregate notional amount of $53,000. The Company evaluated these swaps and determined that these instruments qualified for hedge accounting pursuant to SFAS No. 133. These interest rate swaps were terminated on April 28, 2005 concurrent with the Company entering into the new senior credit facility. The Company received net proceeds of $443 which were amortized against interest expense over the remaining original term of the swap contracts through February 2006.

On May 9, 2005, the Company entered into three separate interest rate swap agreements with three banks for a notional amount of $75,000. The contracts are forward starting contracts that will effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of April 30, 2006, interest rate swap agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement
Bank A	$25,000	LIBOR	4.444%	May 2006 to May 2008
Bank B	$25,000	LIBOR	4.444%	May 2006 to May 2008
Bank C	$25,000	LIBOR	4.440%	May 2006 to May 2008

As of April 30, 2006, debt matures as follows:

Fiscal Year Ended April 30,
2007	$527
2008	273
2009	265
2010	227,106
2011	152
Thereafter(1)	224,924
$453,247

(1)             Includes unamortized premium of $4,924.

11.          COMMITMENTS AND CONTINGENCIES

(a)                                                           Leases

The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2006:

	Operating Leases	Capital Leases
Fiscal Year Ended April 30,
2007	$11,044	$1,228
2008	10,413	1,201
2009	9,392	458
2010	8,570	169
2011	4,634	67
Thereafter	142,182	—
Total minimum lease payments	$186,235	3,123

Less-amount representing interest		315

		2,808
Less-current maturities of capital lease obligations		1,061
Present value of long term capital lease obligations		$1,747

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2005 and 2006. The Company leases operating facilities and equipment under operating leases with monthly payments varying to $50. Total rent expense under operating leases charged to operations was $4,970, $4,882 and $4,651 in fiscal years ended April 30, 2004, 2005 and 2006, respectively.

During fiscal 2004, the Company entered into three landfill operation and management agreements and one landfill operation and management agreement in fiscal 2006. These agreements are long-term landfill operating contracts with government bodies whereby the Company receives tipping revenue, pays normal operating expenses and assumes future capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to the Company at the end of the lease term. The Company allocated the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments are amortized and charged to cost of operations over the life of the contract. The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed i.e. as tons are placed into the landfill. The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $1,248, $4,785 and $6,284 in fiscal years ended April 30, 2004, 2005 and 2006, respectively.

(b)           Waste-to-Energy Facility

The Company owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity. Maine Energy sells the electricity it produces to Central Maine Power (“Central Maine”) pursuant to a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour (“kWh”), which escalates annually by 2% (9.18 cents per kWh as of April 30, 2006). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3,750 to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2006 was $7,500.

Maine Energy produced and sold 150,732,000 kWh, 156,146,000 kWh and 163,065,000 kWh of electricity to Central Maine in the fiscal years ended April 30, 2004, 2005 and 2006, respectively, thereby meeting its kWh requirements under the power purchase agreement.

Under the terms of a waste handling agreement between certain municipalities and Maine Energy, the latter is obligated to make a payment at the point in time that Maine Energy pays off its debt obligations (as defined), currently estimated to occur in 2008, or upon the consummation of an outright sale of Maine Energy. The obligation has been estimated by management and recorded at $5,313. Management believes the possibility of material loss in excess of this amount is remote.

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

The New Hampshire Superior Court in Grafton County, NH ruled on February 1, 1999 that the Town of Bethlehem, NH could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the Supreme Court denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (which is within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in connection with Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial on these claims was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Court ruling to the New Hampshire Supreme Court. On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the Fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town has filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. On February 13, 2006, NCES filed its objection with the Grafton Superior Court to the Town’s cross-motion for summary judgment. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing herself with respect to two of the six arguments she earlier ruled to be invalid, thereby preserving such argument for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the issues remanded by the Supreme Court, which include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. A conference will be held on June 30, 2006 with the judge to establish a discovery schedule and a potential trial date.

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay the residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. On June 6, 2002, the additional 13 municipalities that were parties to the 1991 waste handling agreements filed a lawsuit in York County Superior Court against Maine Energy alleging breaches of the 1991 waste handling agreements for failure to pay the residual cancellation payment which they allege is due as a result of (1) the Company’s merger with KTI; and (2) failure to pay off the limited partner loans when funds were allegedly available. On July 25, 2002, the three actions were consolidated for purposes of discovery, case management and pretrial proceedings. On December 23, 2003, the action brought by the Tri-County Towns against Maine Energy was stayed pursuant to a court order as a result of a conditional settlement reached by the parties. The settlement became final, and, on or about July 8, 2004, the Tri-County Towns’ action was dismissed with prejudice pursuant to stipulation by the parties. The litigation brought by the remaining Cities of Biddeford and Saco is currently in the discovery phase. Simultaneously, the Company is engaged in settlement negotiations with the City of Biddeford concerning the claims asserted in these actions and other matters, however, at this stage it is impossible to predict whether a settlement will be reached. The Company has vigorously contested the claims asserted by the cities. The Company believes it has meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court for the District of Maine. The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology. In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance. The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents. The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees. The court allowed the City’s requests to amend its complaint to assert (1) an additional CAA claim that Maine Energy filed with the Maine DEP a compliance certification for calendar year 2002 which failed to disclose required information concerning VOC emissions, and (2) an additional claim that the installation of the odor control system constituted a major modification under the Maine DEP air rules, which required Maine Energy to obtain emission offsets and to apply the most stringent level of emission control known as the Lowest Available Emission Rate or LAER. This latter amendment sought additional relief in the form of an order requiring that Maine Energy obtain emission offsets and apply LAER to emissions from its tipping and processing operations. On June 2, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place. On or about May 25, 2004, Maine Energy received a revised 60-Day Notice of Intent to Sue under the CAA from the Cities of Biddeford and Saco. The Notice states that the Cities intend to refile suit under the CAA in the event that the ongoing settlement negotiations do not resolve the claims. On or about July 22, 2004 and March 28, 2005, Maine Energy received from the United States Environmental Protection Agency (“EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA. Maine Energy has fully cooperated with the EPA in connection with these requests for information pertaining to VOC emissions issues and is currently engaged in settlement discussions.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office is also conducting a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties. On March 9, 2006, the Company reached an agreement with the Attorney General’s Office that resolved its investigation with a misdemeanor fine in the amount of $35 plus a $15 contribution to a non-profit environmental organization. The Company has reached a settlement in principal with the DEP whereby the Company expects to pay a civil penalty in the amount of $400. The Company plans to finalize the settlement in June 2006.

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land on Lot 1 that is not properly zoned. On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied the Company’s appeal. On August 1, 2005, the Company appealed the ZBA’s decision to the Massachusetts Land Court. The Company proposed a plan to implement an interim closure of the affected Lot 1 which included relocation of waste from an unlined area on Lot 2 (a lot unaffected by the decision) to the affected Lot 1. The ZEO issued a letter prohibiting the Company from relocating waste onto Lot 1. The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005. The Company appealed the ZBA decision to the Land Court and had it consolidated with the other appeal filed with the Land Court. On January 18, 2006, the Massachusetts Attorney General approved new general bylaw articles of the town which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot. The Company and the Town executed a Host Community Agreement on June 7, 2005, which provides the Town with certain immediate benefits and will provide certain deferred benefits upon receipt of approvals for the rezoning of the existing landfill area and an expansion area, which the Company expects to apply for in the future.  On November 16, 2005, the adjacent town of Ware adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill. On December 20, 2005, the Company filed an action challenging the regulations and seeking a preliminary injunction. On December 30, 2005, the Court denied the preliminary injunction. The Company is continuing to pursue its challenge to the Ware regulations and the case has entered the discovery phase. On May 22, 2006, the ZEO for the Town of Hardwick, Massachusetts rendered an opinion that the current Phase II footprint of the Company’s Hardwick Landfill is on land on Lot 2 that is not properly zoned. The May 22, 2006 order contradicts two prior rulings by the ZEO, which stated that Lot 2 is grandfathered and exempt from zoning. On May 26, 2006, the ZEO stayed his May 22, 2006 order pending the Company’s appeal and resolution of any such appeal by the Zoning Board of Appeals.

On May 25, 2005, the Company was served with an antitrust summons by the Office of the Attorney General of the State of Maine pursuant to its investigation of whether the Company and the City of Lewiston have entered into an agreement to operate a municipal landfill in restraint of trade or commerce and whether such an agreement would constitute an acquisition of assets that may substantially lessen competition or tend to create a monopoly. The summons sought the production of documents related to the Company’s operations in the State of Maine. In July, 2005, the Maine Department of Environmental Protection (“MEDEP”) expressed additional concerns with the Operating Services Agreement related to whether or not it violates a Maine statute prohibiting the development of commercial landfills. On October 12, 2005, the Office of the Attorney General rendered its decision that the proposed transaction violates the ban on commercial landfills because of the Attorney General’s belief that the overall effect of the contract constitutes a transfer of meaningful control from the City of Lewiston to the Company. The transaction is on hold indefinitely.

On June 23, 2005, the Company was advised that the State’s Attorney for Chittenden County, Vermont has initiated a formal investigation through the State’s Inquest process to determine if there is any criminal culpability in connection with the fatality on January 28, 2005 of a driver of the Company’s subsidiary All Cycle Waste, Inc. that occurred on the job when the driver’s rear-loader trash truck rolled over him when he was behind it. The Company is cooperating with the investigation. On July 21, 2005, the Company settled with the Vermont Occupational Safety and Health Administration, which was conducting a separate civil investigation of potential safety violations, by agreeing to pay a penalty in the amount of $28 in connection with four alleged general duty clause violations in connection with the accident. In the on-going criminal investigation, the Company continues to fully cooperate with the State’s Attorney.

On December 2, 2005, the Company was served with a petition filed in the Supreme Court of the State of New York by a group of approximately 100 residents of Chemung County, New York seeking to vacate and set aside the Operating, Management and Lease Agreement (“OML Agreement”) between Chemung County and the Company pertaining to the Company’s operation of the Chemung County Landfill, the Host Community Benefit Agreement between the Town of Chemung and the Company and certain resolutions adopted by the County and the Town authorizing such transactions. The petition alleges that the documents illegally contract away or limit the police power functions of the County or the Town; that the County improperly segmented review of a planned increase in the annual capacity and related physical expansion of the landfill; that the County failed to properly define and describe the future projects; and that the County failed to adequately assess the immediate impacts of the OML Agreement and the resultant privatization of the landfill as required under the State Environmental Quality Review Act. On February 21, 2006, the judge dismissed the petition in its entirety. Plaintiffs did not appeal.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

(d)           Environmental Liability

The Company may be subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company also may be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not aware of any situations that it expects would have a material adverse impact on the results of operations or financial condition.

(e)           Employment Contracts

The Company has entered into employment contracts with four of its senior officers. Two contracts are dated December 8, 1999, while the other two are dated June 18, 2001 and July 20, 2001, respectively. Each contract has a three year term and a two year covenant not to compete from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,185. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses.

12.          PREFERRED STOCK

The Company is authorized to issue up to 1,000 shares of preferred stock in one or more series. As of April 30, 2005 and 2006, the Company had 56 shares authorized, 54 and 53 shares issued and outstanding, respectively, of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends are cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon change in control of the Company.

During the fiscal years ended April 30, 2004, 2005 and 2006, the Company accrued $3,252, $3,338 and $3,432 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheets.

13.          STOCKHOLDERS’ EQUITY

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

(b)                                 Stock Warrants

At April 30, 2005 and 2006, there were outstanding warrants to purchase 91 shares of the Company’s Class A Common Stock at exercise prices between $15.88 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants’ issuance. The warrants are exercisable and expire at varying times through November 2008.

(c)                                  Stock Option Plans

During 1993, the Company adopted an incentive stock option plan for officers and other key employees. The 1993 Incentive Stock Option Plan (the “1993 Option Plan”) provided for the issuance of a maximum of 300 shares of Class A Common Stock. As of April 30, 2005, options to purchase 12 shares of Class A common stock were outstanding at a weighted average exercise price of $4.61. There were no remaining options outstanding under this plan as of April 30, 2006. No further options may be granted under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2005, a total of 270 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $11.59. As of April 30, 2006, a total of 167 options to purchase Class A common Stock were outstanding at an average exercise price of $14.30. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the “1997 Option Plan”) provides for the issuance of 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2005, options to purchase 2,907 shares of Class A Common Stock at an average exercise price of $13.15 were outstanding under the 1997 Option Plan. As of April 30, 2006, options to purchase 3,048 shares of Class A Common Stock at a weighted average exercise price of $13.28 were outstanding under the 1997 Option Plan. As of April 30, 2006, 891 options were available for future grant under the 1997 Option Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 34 and 31 at April 30, 2005 and 2006, respectively, at weighted average exercise prices of $21.75 and $22.25, respectively. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2005 and 2006, options to purchase 159 shares of Class A Common Stock at a weighted average exercise price of $11.72 and 189 shares of Class A Common Stock at a weighted average exercise price of $11.87 respectively, were outstanding. As of April 30, 2006, 9 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

On July 2, 2001, the Company offered its employees, other than executive officers, the opportunity to ask the Company to exchange options having an exercise price of $12.00 or more per share. For every two eligible options surrendered, the participating option holders received one new option on February 4, 2002 at an exercise price of $12.75, which was equal to the closing price of a common share as quoted by NASDAQ on that day and 666 options were surrendered for exchange under the offering resulting in 333 options being granted to participants.

Options generally vest over a one to three year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.

On March 2, 2006, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all outstanding unvested stock options to purchase shares of common stock of the Company. Accordingly, all of the Company’s then outstanding unvested options became vested as of March 3, 2006. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods.   The estimated future compensation expense associated with these options was approximately $705, net of tax, and would have been required to be recorded in the Company’s income statement in future periods upon the adoption of SFAS No. 123R effective May 1, 2006. The Company incurred a non-cash charge of $39 ($24 net of taxes), which was based upon the in-the- money value at the time of acceleration associated only with an estimated number of options that might have been forfeited pursuant to their original terms, absent acceleration. The Company will not be required to recognize future compensation expense for the accelerated options under SFAS No. 123R unless the Company makes modifications to the options, which is not anticipated.

Stock option activity for the fiscal years ended April 30, 2004, 2005 and 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2003	4,336	$12.77
Granted	230	10.54
Terminated	(370)	(21.94)
Exercised	(791)	(6.11)

Outstanding, April 30, 2004	3,405	12.77
Granted	357	13.15
Terminated	(209)	(16.98)
Exercised	(168)	(9.48)

Outstanding, April 30, 2005	3,385	13.02
Granted	395	12.06
Terminated	(108)	(11.41)
Exercised	(237)	(8.41)
Outstanding, April 30, 2006	3,435	$13.20

Exercisable, April 30, 2004	3,122	$13.28

Exercisable, April 30, 2005	2,908	$13.02

Exercisable, April 30, 2006	3,435	$13.20

Set forth below is a summary of options outstanding and exercisable as of April 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.61 - $6.91	48	5.9	$5.81	48	$5.81
$6.92 - $10.38	788	5.1	8.70	788	8.70
$10.39 - $15.58	2,128	5.9	13.05	2,128	13.05
$15.59 - $23.38	234	2.5	17.36	234	17.36
Over $23.39	237	2.0	26.77	237	26.77

Totals	3,435	5.2	$13.20	3,435	$13.20

The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2004, 2005 and 2006 is $4.76, $5.43 and $4.09, respectively.

14.          EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company will contribute fifty cents for every dollar an employee invests in the 401(k) plan up to a maximum Company match of seven-hundred fifty dollars per calendar year. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2004, 2005 and 2006 amounted to $397, $365 and $570, respectively.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2004, 2005 and 2006, 39, 22 and 26 shares, respectively, of Class A Common Stock were issued under this plan.

15.          INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2004, 2005 and 2006 consists of the following:

	Fiscal Year Ended April 30,
	2004	2005	2006
Federal—
Current	$22	$69	$394
Deferred	5,508	3813	5,864
Deferred benefit of loss carryforwards	(7,985)	—	—
	(2,455)	3,882	6,258

State—
Current	360	524	1,577
Deferred	1,872	1,319	(670)
Deferred benefit of loss carryforwards	(1,399)	—	(210)
	833	1,843	697
	$(1,622)	$5,725	$6,955

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2004, 2005 and 2006 are as follows:

	Fiscal Year Ended April 30,
	2004	2005	2006
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$1,319	$4,527	$6,321
State income taxes, net of federal benefit	(360)	604	715
(Decrease)/increase in valuation allowance	(2,746)	593	(220)
Change in state tax rate, net of federal benefit	—	(95)	(136)
Other, net	165	96	275
	$(1,622)	$5,725	$6,955

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2005 and 2006:

	April 30,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$42,745	$29,550
Accrued expenses and reserves	11,105	11,374
Deferred revenue	1,652	1,460
Alternative minimum tax credit carryforwards	715	1,492
Gain on business dispositions	332	711
Other	2,131	2,111
Total deferred tax assets	58,680	46,698
Less: valuation allowance	(5,411)	(6,070)
Total deferred tax assets after valuation allowance	53,269	40,628

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(30,337)	(25,881)
Amortization of intangibles	(13,400)	(15,202)
Basis difference in partnership interests	(7,713)	(1,114)
Other	(83)	(354)
Total deferred tax liabilities	(51,533)	(42,551)
Net deferred tax (liability) asset	$1,736	$(1,923)

At April 30, 2006, the Company has, for Federal income tax purposes, net operating loss carryforwards of approximately $66,265 that expire in years 2007 through 2024 and state net operating loss carryforwards of approximately $76,295 that expire in years 2007 through 2026. Substantial limitations restrict the Company’s ability to utilize certain state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for $63,435 of the state net operating loss carryforwards. In addition, the Company has $1,492 minimum tax credit carryforward available that is not subject to limitation.

The $659 net increase in the valuation allowance is primarily due to a net increase in the valuation allowance for state loss carryforwards, offset in part by a decrease due to the expiration of certain Federal and state loss carryforwards.

The valuation allowance includes $337 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company’s current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

16.                               DISCONTINUED OPERATIONS, DIVESTITURES,  IMPAIRMENT CHARGES AND DEFERRED COSTS.

Discontinued Operations:

During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (“Data Destruction”) for cash sale proceeds of $3,050. This shredding operation had been historically accounted for as a component of continuing operations up until its sale. The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2004 and 2005. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $82 has been recorded and classified as a loss on disposal of discontinued operations.

Other Divestitures:

Effective September 30, 2002, the Company transferred its export brokerage operations to former employees, who had been responsible for managing that business. Consideration for the transaction was in the form of two notes receivable amounting to $5,460. Effective April 1, 2004, the Company completed the sale of the export brokerage operations for total consideration of $4,984. The gain on the sale amounted to $1,144 and is included in other expense/(income) for fiscal year 2004.

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

In the third quarter of fiscal 2006, the Company recorded a charge of $1,329 as deferred costs to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill. The Company plans to continue pursuing this contract but feels additional time is required before the project is restarted.

17.          EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2004	2005	2006
Numerator:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$5,392	$7,211	$11,104
Less: preferred stock dividends	(3,252)	(3,338)	(3,432)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle available to common stockholders	$2,140	$3,873	$7,672

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,496	23,860	24,185
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(482)	(169)	(193)
Weighted average number of common shares used in basic EPS	24,002	24,679	24,980
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	443	514	388
Weighted average number of common shares used in diluted EPS	24,445	25,193	25,368

For the fiscal years ended April 30, 2004, 2005 and 2006, 6,513, 6,079 and 6,453, respectively, of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

18.          RELATED PARTY TRANSACTIONS

(a)           Services

During fiscal years ended April 30, 2004, 2005 and 2006, the Company retained the services of a related party, a company wholly owned by two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2004, 2005 and 2006 were $5,759, $9,193 and $13,286, respectively, of which $388 and $662 were outstanding and included in accounts payable at April 30, 2005 and 2006, respectively.

(b)           Leases

On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $23 and expire in April 2008. Total expense charged to operations for fiscal years ended April 30, 2004, 2005 and 2006 under these agreements was $255, $275 and $277, respectively.

(c)           Landfill Post-closure

The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2004, 2005 and 2006, the Company paid $9, $8 and $4 respectively, pursuant to this agreement. As of April 30, 2005 and 2006, the Company has accrued $53 and $65 respectively, for costs associated with its post-closure obligations.

(d)           Transfer Station Lease

In June 1994, the Company entered into a transfer station lease for a term of 10 years. The transfer station was owned by a current member of the Company’s Board of Directors, who became a director upon the execution of the lease. Under the terms of the lease the Company agreed to pay monthly rent for the first five years at a rate of five dollars per ton of waste disposed of at the transfer station, with a minimum rent of $7 per month. In June 1999, the monthly rent was lowered to a rate of two dollars per ton of waste disposed, with a minimum rent of $3 per month. Total lease payments for the fiscal year ended April 30, 2004 were $35. In October 2003, the Company agreed to assume the post-closure obligations at an adjacent closed landfill owned by the same member of the Company’s Board of Directors in exchange for ownership of the transfer station and closed landfill site and termination of the lease and rental obligations.

(e)           Employee Loans

As of April 30, 2005 and 2006, the Company has recourse loans to officers and employees outstanding in the amount of $1,004 and $1,003, respectively. The interest on these notes is payable upon demand by the Company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (7.75% at April 30, 2006). Non current assets includes notes from officers consisting of $916 at April 30, 2005 and 2006. Current assets include receivables associated with loans to employees of the Company amounting to $88 and $87 at April 30, 2005 and 2006, respectively.

(f)            Commodity Sales

The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $3,071, $3,560 and $4,578 for fiscal years ended April 30, 2004, 2005 and 2006, respectively.

19.          SEGMENT REPORTING

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

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2004(1)

Outside revenues	$82,658	$84,713	$100,789	$77,669	$75,366
Inter-segment revenues	24,361	26,370	48,458	15,930	3,635
Operating income	6,000	(5,520)	17,192	8,547	8,615
Depreciation and amortization	17,747	13,239	12,778	9,899	3,910
Interest expense (net)	3,741	9,079	(639)	7,357	4,313
Capital expenditures	12,795	12,921	14,410	13,771	2,769
Goodwill	25,770	30,490	28,684	50,918	21,368
Total assets	$169,412	$129,163	$114,630	$122,109	$59,457

	Other	Eliminations	Total
Year Ended April 30, 2004(1)

Outside revenues	$16,766	$—	$437,961
Inter-segment revenues	—	(118,754)	—
Operating income	(2,128)	—	32,706
Depreciation and amortization	2,023		59,596
Interest expense (net)	1,398		25,249
Capital expenditures	1,669		58,335
Goodwill	—		157,230
Total assets	$76,161	$—	$670,932

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2005(1)

Outside revenues	$93,439	$89,176	$108,700	$92,684	$82,009
Inter-segment revenues	24,383	28,963	53,527	21,271	462
Operating income	7,259	(6,371)	17,398	$12,672	$12,566
Depreciation and amortization	18,059	14,141	14,855	12,999	3,723
Interest expense (net)	5,241	12,756	(1,738)	8,560	2,782
Capital expenditures	14,707	11,206	21,087	22,323	9,325
Goodwill	25,340	31,645	30,158	53,450	16,899
Total assets	$172,427	$135,364	$125,592	$149,317	$60,000

	Other	Eliminations	Total
Year Ended April 30, 2005(1)

Outside revenues	$15,956	$—	$481,964
Inter-segment revenues	2	(128,608)	—
Operating income	(2,091)	—	41,433
Depreciation and amortization	1,860		65,637
Interest expense (net)	1,789		29,390
Capital expenditures	1,416		80,064
Goodwill	—		157,492
Total assets	$69,754	$—	$712,454

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2006

Outside revenues	$109,869	$88,390	$117,792	$101,145	$89,842
Inter-segment revenues	26,652	31,667	58,089	21,774	470
Operating income	7,423	(2,131)	16,781	$8,803	$13,543
Depreciation and amortization	18,403	10,210	15,673	13,442	4,949
Interest expense (net)	4,890	14,109	(2,897)	9,755	3,261
Capital expenditures	23,801	19,563	26,924	20,769	20,861
Goodwill	25,327	31,645	31,106	55,696	27,484
Total assets	$179,661	$148,217	$143,562	$166,331	$90,853

	Other	Eliminations	Total
Year Ended April 30, 2006

Outside revenues	$18,890	$—	$525,928
Inter-segment revenues	—	(138,652)	—
Operating income	(2,073)	—	42,346
Depreciation and amortization	1,912		64,589
Interest expense (net)	2,896		32,014
Capital expenditures	2,093		114,011
Goodwill	—		171,258
Total assets	$82,487	$—	$811,111

(1)             Effective in fiscal year 2006, the Company has modified its internal reporting of the measurement of segment profit or loss to operating income or loss. The Company had previously used income from continuing operations before discontinued operations and cumulative effect in change in accounting principle as its measurement of segment profit or loss for internal reporting. Segment data for the fiscal years 2004 and 2005 has been conformed to reflect this modification.

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2004	2005	2006
Collection	$226,840	$237,877	$253,282
Landfill / disposal facilities	69,639	80,132	97,801
Transfer	38,830	41,862	44,394
Recycling	99,362	122,093	130,451
Brokerage	3,290	—	—

Total	$437,961	$481,964	$525,928

20.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2005 and 2006.

Fiscal Year 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$123,672	$126,381	$116,080	$115,831
Operating income	12,657	12,756	7,570	8,450
Income (loss) from continuing operations before discontinued operations	2,762	3,485	1,397	(433)
Net income (loss) available to common stockholders	2,005	2,562	568	(1,204)
Income per common share:
Basic:
Income (loss) from continuing operations before discontinued operations	0.08	0.11	0.02	(0.05)
Net income (loss) available to common stockholders	0.08	0.10	0.02	(0.05)
Diluted:
Income (loss) from continuing operations before discontinued operations	0.08	0.11	0.02	(0.05)
Net income (loss) available to common stockholders	0.08	0.10	0.02	(0.05)

Fiscal Year 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$132,000	$136,795	$130,597	$126,536
Operating income	13,061	13,706	5,956	9,622
Income from continuing operations before discontinued operations	3,107	4,157	1,287	2,552
Net income available to common stockholders	2,257	3,303	428	1,682
Income per common share:
Basic:
Income from continuing operations before discontinued operations	0.09	0.13	0.02	0.07
Net income available to common stockholders	0.09	0.13	0.02	0.07
Diluted:
Income from continuing operations before discontinued operations	0.09	0.13	0.02	0.07
Net income available to common stockholders	0.09	0.13	0.02	0.07

21.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2005 and 2006; the condensed consolidating results of operations for the fiscal years ended April 30, 2004, 2005 and 2006; and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2004, 2005 and 2006 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2005
(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$(2,383)	$10,146	$815	$—	$8,578
Restricted cash	—	70	—	—	70
Accounts receivable — trade, net of allowance for
doubtful accounts	76	50,998	652	—	51,726
Refundable income taxes	874	—	—	—	874
Inventory	—	2,538	—	—	2,538
Other current assets	596	4,161	840	—	5,597
Total current assets	(837)	67,913	2,307	—	69,383

Property, plant and equipment, net of accumulated depreciation and amortization	2,928	411,506	(1,681)	—	412,753
Goodwill	—	157,492	—	—	157,492
Deferred income taxes	3,155	—	—	—	3,155
Investment in subsidiaries	(18,424)	—	—	18,424	—
Net assets under contractual obligation	—	1,392	—	—	1,392
Other non-current assets	25,430	36,287	10,941	(4,379)	68,279
	13,089	606,677	9,260	14,045	643,071

Intercompany receivable	587,569	(589,512)	(2,436)	4,379	—

	$599,821	$85,078	$9,131	$18,424	$712,454

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long — term debt	$—	$281	$—	$—	$281
Accounts payable	1,425	44,654	28	—	46,107
Accrued payroll and related expenses	2,243	7,320	125	—	9,688
Accrued interest	4,816	2	—	—	4,818
Deferred income taxes	1,419	—	—	—	1,419
Current accrued closure and post-closure costs	—	4,748	542	—	5,290
Other current liabilities	3,975	10,474	10,702	—	25,151
Total current liabilities	13,878	67,479	11,397	—	92,754

Long-term debt, less current maturities	377,760	676	—	—	378,436
Other long-term liabilities	1,437	30,085	2,996	—	34,518

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock,—authorized — 55,750, issued and outstanding — 53,750, liquidation preference of $1,000 per share plus accrued but unpaid dividends	67,964	—	—	—	67,964

STOCKHOLDERS’ EQUITY:
Class A common stock — Authorized — 100,000,000 shares, $0.01 par value; issued and outstanding — 23,860,000 shares	239	101	100	(201)	239
Class B common stock — Authorized -— 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding — 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	767	1,276	(53)	(1,223)	767
Additional paid-in capital	274,088	48,035	2,596	(50,631)	274,088
Accumulated deficit	(136,322)	(62,574)	(7,905)	70,479	(136,322)
Total stockholders’ equity	138,782	(13,162)	(5,262)	18,424	138,782

	$599,821	$85,078	$9,131	$18,424	$712,454

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2006
(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$(3,840)	$10,747	$522	$—	$7,429
Accounts receivable — trade, net of allowance for doubtful accounts	35	55,641	620	(27)	56,269
Deferred taxes	4,029	—	1,005	—	5,034
Other current assets	2,456	7,863	—	(77)	10,242
Total current assets	2,680	74,251	2,147	(104)	78,974

Property, plant and equipment, net of accumulated depreciation and amortization	3,252	478,725	(693)	—	481,284
Goodwill	—	171,258	—	—	171,258
Restricted cash	5,469	3	12,415	—	17,887
Investment in subsidiaries	1,189	—	—	(1,189)	—
Assets under contractual obligation	—	937	—	—	937
Other non-current assets	27,467	37,563	120	(4,379)	60,771
	37,377	688,486	11,842	(5,568)	732,137

Intercompany receivable	656,623	(657,153)	(3,849)	4,379	—

	$696,680	$105,584	$10,140	$(1,293)	$811,111

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$527	$—	$—	$527
Current maturities of capital lease obligations	121	940	—	—	1,061
Accounts payable	2,227	43,996	245	(104)	46,364
Accrued payroll and related expenses	1,413	5,376	29	—	6,818
Accrued interest	6,648	2	—	—	6,650
Accrued income taxes	200	—	—	—	200
Other current liabilities	5,688	13,612	13,845	—	33,145
Total current liabilities	16,297	64,453	14,119	(104)	94,765

Long-term debt, less current maturities	451,824	896	—	—	452,720
Deferred income taxes	6,957	—	—	—	6,957
Other long-term liabilities	1,682	33,372	1,695	—	36,749

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized — 55,750, issued and outstanding — 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	—	—	—	70,430

STOCKHOLDERS’ EQUITY:
Class A common stock — Authorized — 100,000,000 shares, $0.01 par value; issued and outstanding — 24,185,000 shares	242	101	100	(201)	242
Class B common stock — Authorized — 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding — 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	159	91	(122)	31	159
Additional paid-in capital	274,297	48,360	2,743	(51,103)	274,297
Accumulated deficit	(125,218)	(41,689)	(8,395)	50,084	(125,218)
Total stockholders’ equity	149,490	6,863	(5,674)	(1,189)	149,490

	$696,680	$105,584	$10,140	$(1,293)	$811,111

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2004
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$430,952	$16,849	$(9,840)	$437,961
Operating expenses:
Cost of operations	(935)	282,437	14,166	(9,840)	285,828
General and administration	67	57,193	907	—	58,167
Depreciation and amortization	1,793	51,524	6,279	—	59,596
Impairment Charge	—	925	738	—	1,663
	925	392,079	22,090	(9,840)	405,254
Operating income (loss)	(925)	38,873	(5,241)	—	32,707

Other expense/(income), net:
Interest income	(24,587)	(1,363)	(97)	25,796	(251)
Interest expense	25,745	25,363	188	(25,796)	25,500
(Income) loss from equity method investments	(8,715)	(2,261)	—	8,715	(2,261)
Other expense/(income), net:	(289)	6,338	(100)	—	5,949
Other expense/(income), net	(7,846)	28,077	(9)	8,715	28,937

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	6,921	10,796	(5,232)	(8,715)	3,770

(Benefit) provision for income taxes	(1,184)	—	(438)	—	(1,622)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	8,105	10,796	(4,794)	(8,715)	5,392

Loss from discontinued operations, net	—	(10)	—	—	(10)
Cumulative effect of change in accounting principle, net	—	2,518	205	—	2,723
Net income (loss)	8,105	13,304	(4,589)	(8,715)	8,105
Preferred stock dividend	3,252	—	—	—	3,252
Net income (loss) available to common stockholders	$4,853	$13,304	$(4,589)	$(8,715)	$4,853

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2006
(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$523,944	$10,012	$(8,028)	$525,928

Operating expenses:
Cost of operations	12	346,639	9,897	(8,028)	348,520
General and administration	(429)	68,875	698	—	69,144
Depreciation and amortization	1,660	62,659	270	—	64,589
Deferred costs	—	1,329	—	—	1,329
	1,243	479,502	10,865	(8,028)	483,582
Operating income (loss)	(1,243)	44,442	(853)	—	42,346

Other expense/(income), net:
Interest income	(32,500)	(370)	(453)	32,395	(928)
Interest expense	35,451	29,831	55	(32,395)	32,942
(Income) loss from equity method investments	(20,600)	(5,858)	—	20,716	(5,742)
Other (income)/expense, net:	(1,703)	(282)	—	—	(1,985)
Other expense/(income), net	(19,352)	23,321	(398)	20,716	24,287

Income (loss) before income taxes	18,109	21,121	(455)	(20,716)	18,059
Provision for income taxes	7,005	—	(50)	—	6,955

Net income (loss)	11,104	21,121	(405)	(20,716)	11,104
Preferred stock dividend	3,432	—	—	—	3,432
Net income (loss) available to common stockholders	$7,672	$21,121	$(405)	$(20,716)	$7,672

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2004
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$1,560	$64,602	$3,736	$—	$69,898
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(31,947)	—	—	(31,947)
Additions to property, plant and equipment — growth	—	(10,271)	—	—	(10,271)
— maintenance	(1,561)	(43,762)	(2,741)	—	(48,064)
Payments on landfill operating lease contracts	—	(32,223)	—	—	(32,223)
Proceeds from divestitures	—	4,984	—	—	4,984
Advances to unconsolidated entities	(7,332)	—	—	—	(7,332)
Other	—	1,195	—	—	1,195
Net Cash Used In Investing Activities	(8,893)	(112,024)	(2,741)	—	(123,658)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	193,285	2,018	—	—	195,303
Principal payments on long-term debt	(146,626)	(2,667)	(1,269)	—	(150,562)
Deferred financing costs	(2,632)	—	—	—	(2,632)
Proceeds from exercise of stock options	4,006	—	—	—	4,006
Intercompany borrowings	(47,164)	47,270	(106)	—	—
Net Cash Provided by (Used in) Financing Activities	869	46,621	(1,375)	—	46,115
Net decrease in cash and cash equivalents	(6,464)	(801)	(380)	—	(7,645)
Cash and cash equivalents, beginning of period	8,259	6,615	778	—	15,652
Cash and cash equivalents, end of period	$1,795	$5,814	$398	$—	$8,007

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2005
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,325)	$81,571	$2,788	$—	$83,034
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(9,513)	—	—	(9,513)
Additions to property, plant and equipment — growth	—	(24,723)	—	—	(24,723)
— maintenance	(1,314)	(52,947)	(1,080)	—	(55,341)
Payments on landfill operating lease contracts	—	(20,276)	—	—	(20,276)
Proceeds from divestitures	—	3,050	—	—	3,050
Other	—	3,048	—	—	3,048
Net Cash Used In Investing Activities	(1,314)	(101,361)	(1,080)	—	(103,755)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	318,900	—	—	—	318,900
Principal payments on long-term debt	(290,668)	(4,214)	(1,328)	—	(296,210)
Deferred financing costs	(3,051)	—	—	—	(3,051)
Proceeds from exercise of stock options	1,653	—	—	—	1,653
Intercompany borrowings	(28,373)	28,336	37	—	—
Net Cash Provided by (Used in) Financing Activities	(1,539)	24,122	(1,291)	—	21,292
Net increase (decrease) in cash and cash equivalents	(4,178)	4,332	417	—	571
Cash and cash equivalents, beginning of period	1,795	5,814	398	—	8,007
Cash and cash equivalents, end of period	$(2,383)	$10,146	$815	$—	$8,578

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2006
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(4,113)	$78,316	$861	$—	$75,064
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(19,691)	—	—	(19,691)
Additions to property, plant and equipment — growth	—	(47,474)	—	—	(47,474)
—maintenance	(1,981)	(63,851)	(705)	—	(66,537)
Payments on landfill operating lease contracts	—	(10,539)	—	—	(10,539)
Restricted cash from revenue bond issuance	(5,469)	—	—	—	(5,469)
Other	(3,047)	2,539	—	—	(508)
Net Cash Used In Investing Activities	(10,497)	(139,016)	(705)	—	(150,218)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	208,197	800	—	—	208,997
Principal payments on long-term debt	(135,366)	(1,058)	—	—	(136,424)
Other	1,432	—	—	—	1,432
Intercompany borrowings	(61,110)	61,559	(449)	—	—
Net Cash Provided by (Used in) Financing Activities	13,153	61,301	(449)	—	74,005
Net (decrease) increase in cash and cash equivalents	(1,457)	601	(293)	—	(1,149)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(3,840)	$10,747	$522	$—	$7,429

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

On March 2, 2006, the Board of Directors of the Company approved the accelerated vesting of all unvested stock options (the “Options”) granted to employees, directors, and executive officers under the Company’s 1997 Non-Employee Director Stock Option Plan or Amended and Restated 1997 Stock Incentive Plan (the “Plans”). As a result of the vesting acceleration, Options to purchase approximately 424,000 shares became immediately exercisable. All other terms of these Options, including number of shares and exercise prices, remain unchanged.

The following Options held by the Company’s named executive officers and directors were so accelerated:

Named Executive Officer/Director	Aggregate Number of Options Accelerated

John W. Casella	30,000
James W. Bohlig	30,000
Charles E. Leonard	30,000
Richard A. Norris	30,000

Gregory B. Peters	15,000
Joseph G. Doody	12,500
John F. Chapple III	15,000
James F. Callahan, Jr.	15,000
Douglas R. Casella	30,000
D. Randolph Peeler	15,000
James P. McManus	7,500

The Company implemented the acceleration to eliminate non-cash compensation expense that would have to be recorded in future periods following the Company’s adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Share Based Payment (revised 2004),” (“SFAS No. 123R”) effective May 1, 2006. SFAS No. 123R requires recognizing compensation expense for any unvested stock options at the date of adoption over the remaining requisite service period of the Options. Prior to May 1, the Company accounted for Options using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provides footnote disclosure of the compensation expense associated with the Options on a pro forma basis. The Company estimates that the acceleration of the vesting of the Options will reduce the amount of share based compensation expense to be recognized, net of income taxes, by approximately $0.7 million in future periods.

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

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under the Company’s equity compensation plans as of April 30, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)

Equity compensation plans approved by security holders	3,403,749	$13.26	1,310,570	(3)
Equity compensation plans not approved by security holders	—	$—	—

(1)                                  This table excludes an aggregate of 31,251 shares issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of KTI, Inc. The weighted average exercise price of the excluded options is $22.25.

(2)                                  In addition to being available for future issuance upon exercise of options that may be granted after April 30, 2006, 890,696 shares under the Company’s Amended and Restated 1997 Stock Incentive Plan, of the 1,310,570 reflected in column (c), may instead be issued in the form of restricted stock or other equity-based awards.

(3)                                  Includes 411,374 shares issuable under the Company’s 1997 Employee Stock Purchase Plan.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2005 and 2006
Consolidated Statements of Operations for the fiscal years ended April 30, 2004, 2005, and 2006.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30 2004, 2005, and 2006.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2004, 2005, and 2006.
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

CASELLA WASTE SYSTEMS, INC.

Dated: June 21, 2006	By:	/s/ JOHN W. CASELLA
John W. Casella
Chairman and Chief Executive Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. CASELLA	Chairman of the Board of Directors and Chief Executive	June 21, 2006
John W. Casella	Officer (Principal Executive Officer)

s/ JAMES W. BOHLIG		June 21, 2006
James W. Bohlig	President and Chief Operating Officer, Director

/s/ RICHARD A. NORRIS	Senior Vice President and Chief Financial Officer (Principal	June 21, 2006
Richard A. Norris	Accounting and Financial Officer)

/s/ DOUGLAS R. CASELLA		June 21, 2006
Douglas R. Casella	Director

/s/ JOHN F. CHAPPLE III		June 21, 2006
John F. Chapple III	Director

/s/ GREGORY B. PETERS		June 21, 2006
Gregory B. Peters	Director

/s/ JAMES F. CALLAHAN, JR.		June 21, 2006
James F. Callahan, Jr.	Director

/s/ D. RANDOLPH PEELER		June 21, 2006
D. Randolph Peeler	Director

/s/ JOSEPH G. DOODY		June 21, 2006
Joseph G. Doody	Director

/s/ JAMES P. MCMANUS		June 21, 2006
James P. McManus	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Casella Waste Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 21, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 21, 2006

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended April 30,
	2004	2005	2006
Balance at beginning of period	$895	$583	$707
Additions—Charged to expense	1,524	1,115	571
Deductions—Bad debts written off, net of recoveries	(1,836)	(991)	(617)
Balance at end of period	$583	$707	$661

EXHIBIT INDEX

Exhibit No.	Description

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
10.43

Amended and Restated Revolving Credit Agreement, dated April 28, 2005, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Bank of America, N.A., individually and as administrative agent, and Bank of America Securities LLC, as sole arranger and sole book manager, with Citizens Bank, as syndication agent and Sovereign Bank, Wachovia Bank and Calyon New York Branch, as co-documentation agents. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on June 28, 2005 (file no. 000-23211)).

10.44	Summary of compensatory arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on September 9, 2005 (file no. 000-23211)).
10.45

Financing Agreement between Casella Waste Systems, Inc. and Finance Authority of Maine, Dated as of December 1, 2006 relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

10.46

First Amendment To Amended And Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 8, 2006 (file no. 000-23211)).

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