Form 10-Q
period 2006-07-31
CASELLA WASTE SYSTEMS INC
filed 2006-09-08
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 31, 2006:

Class A Common Stock	24,273,330
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	July 31,
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,429	$6,667
Restricted cash	72	72
Accounts receivable - trade, net of allowance for doubtful accounts of $661 and $1,060	56,269	61,368
Notes receivable - officers/employees	87	87
Refundable income taxes	—	911
Prepaid expenses	5,126	5,719
Inventory	2,975	2,999
Deferred income taxes	5,034	4,988
Other current assets	1,982	1,952
Total current assets	78,974	84,763

Property, plant and equipment, net of accumulated depreciation and amortization of $388,808 and $405,203	481,284	494,951
Goodwill	171,258	171,602
Intangible assets, net	2,762	2,570
Restricted cash	17,887	13,686
Notes receivable - officers/employees	916	916
Investments in unconsolidated entities	44,491	45,262
Net assets under contractual obligation	937	319
Other non-current assets	12,602	12,815
	732,137	742,121

	$811,111	$826,884

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$527	$1,412
Current maturities of capital lease obligations	1,061	1,080
Accounts payable	46,364	46,309
Accrued payroll and related expenses	6,818	5,208
Accrued interest	6,650	12,405
Accrued income taxes	200	—
Current accrued capping, closure and post-closure costs	4,771	3,135
Other accrued liabilities	28,374	31,256
Total current liabilities	94,765	100,805

Long-term debt, less current maturities	452,720	460,512
Capital lease obligations, less current maturities	1,747	1,477
Accrued capping, closure and post-closure costs, less current portion	23,245	24,933
Deferred income taxes	6,957	6,244
Other long-term liabilities	11,757	11,595

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock - Authorized - 55,750 shares, issued and outstanding - 53,000 as of April 30, 2006 and July 31, 2006, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	71,311

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 and 24,273,000 shares as of April 30, 2006 and July 31, 2006, respectively	242	243
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	159	97
Additional paid-in capital	274,297	274,928
Accumulated deficit	(125,218)	(125,271)
Total stockholders’ equity	149,490	150,007

	$811,111	$826,884

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2005	2006

Revenues	$132,000	$143,519

Operating expenses:
Cost of operations	85,686	95,735
General and administration	17,218	21,179
Depreciation and amortization	16,134	17,942
	119,038	134,856

Operating income	12,962	8,663
Other expense/(income), net:
Interest income	(167)	(329)
Interest expense	7,517	9,833
(Income) loss from equity method investments	70	(123)
Other income	(48)	(55)
Other expense, net	7,372	9,326

(Loss) income before income taxes	5,590	(663)
(Benefit) provision for income taxes	2,483	(610)

Net (loss) income	3,107	(53)
Preferred stock dividend	850	881
Net (loss) income available to common stockholders	$2,257	$(934)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2005	2006
Earnings Per Share:
Basic:
Net (loss) income per common share available to common stockholders	$0.09	$(0.04)

Basic weighted average common shares outstanding	24,852	25,236

Diluted:
Net (loss) income per common share available to common stockholders	$0.09	$(0.04)

Diluted weighted average common shares outstanding	25,218	25,236

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2005	2006
Cash Flows from Operating Activities:
Net (loss) income	$3,107	$(53)
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	16,134	17,942
Depletion of landfill operating lease obligations	1,428	1,924
(Income) loss from equity method investments	70	(123)
(Gain) loss on sale of equipment	99	(256)
Stock-based compensation	—	134
Excess tax benefit on the exercise of stock options	—	(141)
Deferred income taxes	1,721	(1,135)
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(4,924)	(4,922)
Accounts payable	1,997	(55)
Other assets and liabilities	2,989	5,078
	19,514	18,446
Net Cash Provided by Operating Activities	22,621	18,393

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,044)	(632)
Additions to property, plant and equipment - growth	(14,941)	(8,487)
- maintenance	(19,675)	(23,783)
Payments on landfill operating lease contracts	(428)	(618)
Proceeds from sale of equipment	324	459
Restricted cash from revenue bond issuance	—	4,419
Investment in unconsolidated entities	—	(621)
Proceeds from assets under contractual obligation	314	618
Net Cash Used In Investing Activities	(35,450)	(28,645)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	35,955	139,200
Principal payments on long-term debt	(24,931)	(130,751)
Proceeds from exercise of stock options	—	900
Excess tax benefit on the exercise of stock options	—	141
Net Cash Provided by Financing Activities	11,024	9,490
Net decrease in cash and cash equivalents	(1,805)	(762)
Cash and cash equivalents, beginning of period	8,578	7,429

Cash and cash equivalents, end of period	$6,773	$6,667

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2005	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$276	$3,631
Income taxes, net of refunds	$528	$656

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$1,129	$699
Cash paid, net	(1,044)	(632)

Liabilities assumed and holdbacks to seller	$85	$67

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of April 30, 2006 and July 31, 2006, the consolidated statements of operations for the three months ended July 31, 2005 and 2006 and the consolidated statements of cash flows for the three months ended July 31, 2005 and 2006 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2006  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 (the “Annual Report”).  The results for the three months ended July 31, 2006 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.             RECLASSIFICATION

Effective May 1, 2006, the Company began recording (gain) loss on sale of equipment as a component of cost of operations.  Previously this had been recorded as a component of other income.  Accordingly, (gain) loss on sale of equipment for the three months ended July 31, 2005 has been reclassified to conform to current year reporting.

3.             BUSINESS COMBINATIONS

During the three months ended July 31, 2006, the Company acquired five solid waste hauling operations.  These transactions were in exchange for total consideration of $699 including $632 in cash and $67 in liabilities assumed.  During the three months ended July 31, 2005, the Company acquired three solid waste hauling operations and also recorded additional expenditures related to landfill development for a landfill closure project acquired in the fourth quarter of fiscal year 2005.  These transactions were in exchange for total consideration of $1,062 including $1,044 in cash and $18 in liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition including the value of non-compete agreements with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the three months ended July 31, 2005 and 2006 had been completed as of May 1, 2005.

	Three Months Ended July 31,
	2005	2006
Revenue	$132,354	$143,568
Net (loss) income	$3,144	$(47)
Diluted net income per common share	$0.12	$0.00

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2005 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2006 through July 31, 2006:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2006	$25,327	$31,645	$31,106	$55,696	$27,484	$171,258

Acquisitions	—	—	236	104	4	344

Balance, July 31, 2006	$25,327	$31,645	$31,342	$55,800	$27,488	$171,602

Intangible assets at April 30, 2006 and July 31, 2006 consist of the following:

	Covenants not to compete	Licensing Agreements	Total
Balance, April 30, 2006
Intangible assets	$16,654	$920	$17,574
Less accumulated amortization	(14,771)	(41)	(14,812)
	$1,883	$879	$2,762

Balance, July 31, 2006
Intangible assets	$16,737	$920	$17,657
Less accumulated amortization	(15,037)	(50)	(15,087)
	$1,700	$870	$2,570

Intangible amortization expense for the three months ended July 31, 2005 and 2006 was $323 and $278, respectively.  The intangible amortization expense estimated as of July 31, 2006, for the five years following fiscal year 2006 is as follows:

2007	2008	2009	2010	2011
$834	$560	$377	$261	$170

5.             NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154 effective May 1, 2006 had no impact on the Company’s financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48.) FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate whether the tax positions taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. FIN No. 48 also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN No. 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

6.             LEGAL PROCEEDINGS

The New Hampshire Superior Court in Grafton County, NH (the “Superior Court”) ruled on February 1, 1999 that the Town of Bethlehem, NH (the “Town”) could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the New Hampshire Supreme Court (the “Supreme Court”) denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (which is within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in connection with Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial on these claims was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court’s ruling to the Supreme Court. On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. On February 13, 2006, NCES filed its objection with the Grafton Superior Court to the Town’s cross-motion for summary judgment. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments she ruled earlier to be invalid, thereby preserving such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the issues remanded by the Supreme Court, which include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. A conference was held on June 30, 2006 with the judge to establish a discovery schedule and a trial date has been set for the second quarter of calendar year 2007.

The Company offers no prediction of the outcome of these proceedings. However, there can be no guarantee that the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on its business, financial condition or results of operations.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office also conducted a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties. On March 9, 2006, the Company reached an agreement with the Attorney General’s Office that resolved its investigation with a misdemeanor fine in the amount of $35,000 plus a $15,000 contribution to a non-profit environmental organization. The Company also reached a settlement with the DEP whereby the Company agreed to pay a civil penalty in the amount of $400,000. The Company paid this amount in July 2006.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, it believes are material to its business, financial condition, results of operations or cash flows.

7.             ENVIRONMENTAL LIABILITIES

The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not presently aware of any situations that it expects would have a material adverse impact on its results of operations or financial condition.

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended July 31,
	2005	2006
Numerator:
Net (loss) income	$3,107	$(53)
Less: preferred stock dividends	(850)	(881)
Net (loss) income available to common stockholders	$2,257	$(934)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,873	24,273
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(9)	(25)
Weighted average number of common shares used in basic EPS	24,852	25,236
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	366	—
Weighted average number of common shares used in diluted EPS	25,218	25,236

For the three months ended July 31, 2005 and 2006, 6,843 and 8,934 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

9.             LONG TERM DEBT

On July 25, 2006, the Company amended its existing senior credit facility utilizing the accordion feature and borrowed an additional $100,000 in the form of an increase of $10,000 in the revolving facility, under terms consistent with the existing credit facility, and a senior secured term B loan in the principal amount of $90,000.  The proceeds from the issuance of the term B loan were utilized to repay outstanding revolver borrowings under the credit facility.  The term B loan matures on April 28, 2010 and bears interest at LIBOR plus 2.00%, with annual principal payments of $900 for three years, beginning July 31, 2007, with the remaining principal balance due at maturity.  The interest rate drops to LIBOR plus 1.75% after the first six months, as long as the consolidated total funded debt to consolidated EBITDA ratio is below 4.75 times.

10.          COMPREHENSIVE INCOME

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements.  Also included in accumulated other comprehensive income is the change in fair value of certain securities classified as available for sale as well as the

Company’s portion of the change in the fair value of commodity hedge agreements of the Company’s equity method investment, US GreenFiber, LLC (“GreenFiber”).

Comprehensive (loss) income for the three months ended July 31, 2005 and 2006 is as follows:

	Three Months Ended
	July 31,
	2005	2006
Net (loss) income	$3,107	$(53)
Other comprehensive loss	(26)	(62)
Comprehensive (loss) income	$3,081	$(115)

The components of other comprehensive (loss) for the three months ended July 31, 2005 and 2006 are shown as follows:

	Three Months Ended July 31,
	2005			2006
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(49)	$(17)	$(32)	$17	$6	$11
Change in fair value of interest rate swaps and commodity hedges during period	227	84	143	8	3	5
Reclassification to earnings for interest rate swap contracts	(137)	—	(137)	(130)	(52)	(78)
	$41	$67	$(26)	$(105)	$(43)	$(62)

11.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company is party to thirty-four commodity hedge contracts as of July 31, 2006.  These contracts expire between August 2006 and November 2008.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  As of July 31, 2006 the fair value of these hedges was an obligation of $921, with the net amount (net of taxes of $373) recorded as an unrealized loss in accumulated other comprehensive income.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of July 31, 2006, the fair value of these swaps was $1,090, with the net amount (net of taxes of $441) recorded as an unrealized gain in accumulated other comprehensive income.

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars for a notional amount of $80,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and will be effective from November 6, 2006 through May 5, 2009. These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

12.          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock based awards exchanged for employee services. The Company previously accounted for these awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation.

Under APB 25, no expense was recorded in the income statement for the Company’s stock options granted at fair market value. The pro forma effects on income for stock options and the Company’s employee stock purchase plan were instead disclosed in a footnote to the financial statements.

The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the specified vesting period. Prior periods are not restated.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock options and the employee stock purchase program prior to adoption of SFAS No. 123(R).

Three Months
Ended July 31,
2005
Net income available to common stockholders, as reported	$2,257
Deduct: Total stock-based compensation expense determined under fair value based method, net	368
Net income available to common stockholders, pro forma	$1,889

Basic income per common share:
As reported	$0.09
Pro forma	$0.08
Diluted income per common share:
As reported	$0.09
Pro forma	$0.07

Effective March 2, 2006, the Company accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration is significantly reduced. The Company recognized stock-based compensation expense totaling $39 ($24 net of tax) related to the accelerated vesting of options previously awarded.  This expense was included in general and administration expenses in the consolidated statements of operations for fiscal year 2006.

Stock-based compensation expense recognized during the three months ended July 31, 2006 totaled approximately $134, or approximately a $0.01 per share decrease to basic and diluted net income per common share.  $110 was recorded with respect to stock options issued and $24 was recorded with respect to the Company’s employee stock purchase plan.  This expense is included in general and administration expenses in the consolidated statements of operations.  The total compensation cost at July 31, 2006 related to unvested stock options was $2,217 and that future expense will be recognized over the vesting periods of the stock options.  The weighted average remaining vesting period of those awards is approximately 3.8 years.

The total tax benefit related to the exercise of stock options was approximately $141 during the three months ended July 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

The Company’s calculations of stock-based compensation expense for the three months ended July 31, 2005 and 2006 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three months ended July 31, 2005 and 2006, as follows:

	Three months ended
	July 31,
	2005	2006
Stock Options:
Expected life	5 years	6 years
Risk-free interest rate	3.63% - 3.76%	5.14%
Expected volatility	40.35%	31.02%
Stock Purchase Plan:
Expected life	.5 years	.5 years
Risk-free interest rate	4.30% – 4.40%	5.31%
Expected volatility	40.35%	30.42%

Expected life is calculated based on the weighted average historical life of the vested stock options giving consideration to vesting schedules and historical exercise patterns.  Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option.  Expected volatility is calculated using the average of weekly historical volatility over the last one, three and six years.  One and three year historical volatility is based on the weekly price changes of the Company’s Class A Common Stock.  The six year historical volatility is based on peer group volatility and the weekly price changes of the common stock of various other publicly traded solid waste companies.

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose.  As of July 31, 2006, 397 shares of Class A Common Stock were available for distribution under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2006, a total of 167 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $14.30.  As of July 31, 2006, a total of 166 options to purchase Class A common Stock were outstanding at an average exercise price of $14.32. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the “1997 Option Plan”) provides for the issuance of 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2006, options to purchase 3,056 shares of Class A Common Stock at an average exercise price of $13.12 were outstanding under the 1997 Option Plan. As of July 31, 2006, options to purchase 3,430 shares of Class A Common Stock at a weighted average exercise price of $13.19 were outstanding under the 1997 Option Plan. As of July 31, 2006, 436 options were available for future grant under the 1997 Option Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 20 at April 30, 2006 and July 31, 2006, at a weighted average exercise price of $18.62. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2006 and July 31, 2006, options to purchase 189 shares of Class A Common Stock at a weighted average exercise price of $11.87 respectively, were outstanding. As of April 30, 2006, 9 options were available for future grant under the 1997 Non-Employee Director Stock Option Plan.

Options generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.  Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of options outstanding as of April 30, 2006, and changes during the three months ended July 31, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)
Outstanding, April 30, 2006	—	3,431,474	3,431,474	$13.14	$8,270	5.2
Granted	445,650	10,000	455,650	13.17
Forfeited	—	(334)	(334)	4.61
Exercised	—	(71,934)	(71,934)	10.18
Outstanding, July 31, 2006	445,650	3,369,206	3,814,856	13.20	—	5.5
Exercisable, July 31, 2006		3,369,206	3,369,206	$13.21	$—	5.0

The weighted average grant date fair value per share for the stock options granted during the three months ended July 31, 2005 and 2006 was $4.51 and $5.08, respectively.  The total intrinsic value of stock options exercised during the three month period ending July 31, 2006 was $371.  The total fair value of the 10 stock options vested during the three month period ending March 31, 2006 was $64.

13.          SEGMENT REPORTING

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

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2005 (1)

Outside revenues	$27,596	$24,397	$29,511	$25,522	$20,499
Depreciation and amortization	4,740	2,910	3,745	3,217	1,088
Operating income	1,742	522	4,682	3,387	3,023
Total assets	$177,078	$139,203	$128,812	$154,108	$65,676

	Other	Total
Three Months Ended July 31, 2005 (1)

Outside revenues	$4,475	$132,000
Depreciation and amortization	434	16,134
Operating income	(394)	12,962
Total assets	$64,979	$729,856

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2006

Outside revenues	$29,509	$21,054	$34,644	$29,103	$23,315
Depreciation and amortization	4,795	1,929	5,321	3,996	1,412
Operating income	1,167	(1,134)	3,875	2,889	2,573
Total assets	$184,712	$153,382	$151,109	$167,057	$89,595

	Other	Total
Three Months Ended July 31, 2006

Outside revenues	$5,894	$143,519
Depreciation and amortization	489	17,942
Operating income	(707)	8,663
Total assets	$81,029	$826,884

(1) Certain items have been reclassified for the three months ended July 31, 2005 to conform to current year reporting.

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2005	2006
Collection	$65,267	$68,497
Landfill/disposal facilities	23,263	28,376
Transfer	11,649	12,309
Recycling	31,821	34,337
Total revenues	$132,000	$143,519

14.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $30,899 and $31,184 at April 30, 2006 and July 31, 2006, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information for the Company’s equity method investments is as follows:

	April 30, 2006	July 31, 2006
Current assets	$31,592	$27,973
Noncurrent assets	72,021	76,482
Current liabilities	23,662	22,786
Noncurrent liabilities	$13,296	$14,379

	Three months ended July 31,
	2005	2006
Revenue	$31,599	$44,396
Gross profit	6,231	10,995
Net income (loss)	$(140)	$515

The Company purchased interests, representing a 24.11% interest, in RecycleBank LLC (“RecycleBank”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment.

15.          NET ASSETS UNDER CONTRACTUAL OBLIGATION

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

Net assets under contractual obligation amounted to $937 and $319 at April 30, 2006 and July 31, 2006, respectively.

16.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2006 and July 31, 2006, and the condensed consolidating results of operations for the three months ended July 31, 2005 and 2006 and the condensed consolidating statements of cash flows for the three months ended July 31, 2005 and 2006 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2006

(In thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(3,840)	$10,747	$522	$—	$7,429
Accounts receivable - trade, net of allowance for doubtful accounts	35	55,641	620	(27)	56,269
Deferred taxes	4,029	—	1,005	—	5,034
Other current assets	2,456	7,863	—	(77)	10,242
Total current assets	2,680	74,251	2,147	(104)	78,974

Property, plant and equipment, net of accumulated depreciation and amortization	3,252	478,725	(693)	—	481,284
Goodwill	—	171,258	—	—	171,258
Restricted cash	5,469	3	12,415	—	17,887
Investment in subsidiaries	1,189	—	—	(1,189)	—
Assets under contractual obligation	—	937	—	—	937
Other non-current assets	27,467	37,563	120	(4,379)	60,771
	37,377	688,486	11,842	(5,568)	732,137

Intercompany receivable	656,623	(657,153)	(3,849)	4,379	—

	$696,680	$105,584	$10,140	$(1,293)	$811,111

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$527	$—	$—	$527
Current maturities of capital lease obligations	121	940	—	—	1,061
Accounts payable	2,227	43,996	245	(104)	46,364
Accrued payroll and related expenses	1,413	5,376	29	—	6,818
Accrued interest	6,648	2	—	—	6,650
Accrued income taxes	200	—	—	—	200
Other current liabilities	5,688	13,612	13,845	—	33,145

Total current liabilities	16,297	64,453	14,119	(104)	94,765

Long-term debt, less current maturities	451,824	896	—	—	452,720
Deferred income taxes	6,957	—	—	—	6,957
Other long-term liabilities	1,682	33,372	1,695	—	36,749

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	—	—	—	70,430

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 shares	242	101	100	(201)	242
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	159	91	(122)	31	159
Additional paid-in capital	274,297	48,360	2,743	(51,103)	274,297
Accumulated deficit	(125,218)	(41,689)	(8,395)	50,084	(125,218)
Total stockholders’ equity	149,490	6,863	(5,674)	(1,189)	149,490

	$696,680	$105,584	$10,140	$(1,293)	$811,111

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2006

(Unaudited)

(In thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(4,099)	$10,226	$540	$—	$6,667
Accounts receivable - trade, net of allowance for doubtful accounts	426	60,289	653	—	61,368
Refundable income taxes	911	—	—	—	911
Other current assets	6,534	8,284	999	—	15,817
Total current assets	3,772	78,799	2,192	—	84,763

Property, plant and equipment, net of accumulated depreciation and amortization	3,522	491,749	(320)	—	494,951
Goodwill	—	171,602	—	—	171,602
Investment in subsidiaries	2,668	—	—	(2,668)	—
Assets under contractual obligation	—	319	—	—	319
Other non-current assets	28,995	37,946	12,687	(4,379)	75,249
	35,185	701,616	12,367	(7,047)	742,121

Intercompany receivable	672,395	(673,021)	(3,753)	4,379	—

	$711,352	$107,394	$10,806	$(2,668)	$826,884

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$512	$—	$—	$1,412
Accounts payable	1,794	44,306	209	—	46,309
Accrued interest	12,403	2	—	—	12,405
Accrued closure and post-closure costs, current portion	—	1,073	2,062	—	3,135
Other current liabilities	7,159	18,161	12,224	—	37,544
Total current liabilities	22,256	64,054	14,495	—	100,805

Long-term debt, less current maturities	459,883	629		—	460,512
Other long-term liabilities	7,895	34,641	1,713	—	44,249

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	71,311	—	—	—	71,311

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 shares	243	101	100	(201)	243
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	97	108	(111)	3	97
Additional paid-in capital	274,928	47,189	3,328	(50,517)	274,928
Accumulated deficit	(125,271)	(39,328)	(8,719)	48,047	(125,271)
Total stockholders’ equity	150,007	8,070	(5,402)	(2,668)	150,007

	$711,352	$107,394	$10,806	$(2,668)	$826,884

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$131,112	$3,073	$(2,185)	$132,000

Operating expenses:
Cost of operations	3	85,296	2,572	(2,185)	85,686
General and administration	(84)	17,051	251	—	17,218
Depreciation and amortization	370	15,644	120	—	16,134
	289	117,991	2,943	(2,185)	119,038
Operating income (loss)	(289)	13,121	130	—	12,962

Other expense/(income), net:
Interest income	(7,612)	(60)	(106)	7,611	(167)
Interest expense	7,931	7,173	24	(7,611)	7,517
Loss (income) from equity method investments	(6,178)	70	—	6,178	70
Other expense/(income), net:	(13)	(35)	—	—	(48)
Other expense/(income), net	(5,872)	7,148	(82)	6,178	7,372

Income (loss) before income taxes	5,583	5,973	212	(6,178)	5,590
Provision for income taxes	2,476	—	7	—	2,483

Net income (loss)	3,107	5,973	205	(6,178)	3,107
Preferred stock dividend	850	—	—	—	850
Net income (loss) available to common stockholders	$2,257	$5,973	$205	$(6,178)	$2,257

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$143,510	$1,936	$(1,927)	$143,519

Operating expenses:
Cost of operations	6	95,429	2,227	(1,927)	95,735
General and administration	171	20,866	142	—	21,179
Depreciation and amortization	425	17,516	1	—	17,942
	602	133,811	2,370	(1,927)	134,856
Operating income (loss)	(602)	9,699	(434)	—	8,663

Other expense/(income), net:
Interest income	(8,983)	(122)	(140)	8,916	(329)
Interest expense	10,392	8,337	20	(8,916)	9,833
(Income) loss from equity method investments	(1,318)	(258)	—	1,453	(123)
Other (income)/expense, net:	(20)	(35)	—	—	(55)
Other expense/(income), net	71	7,922	(120)	1,453	9,326

Income (loss) before income taxes	(673)	1,777	(314)	(1,453)	(663)
Provision for income taxes	(620)	—	10	—	(610)

Net income (loss)	(53)	1,777	(324)	(1,453)	(53)
Preferred stock dividend	881	—	—	—	881
Net income (loss) available to common stockholders	$(934)	$1,777	$(324)	$(1,453)	$(934)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$5,505	$16,632	$484	$—	$22,621
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,044)	—	—	(1,044)
Additions to property, plant and equipment - growth	—	(14,941)	—	—	(14,941)
- maintenance	(324)	(19,110)	(241)	—	(19,675)
Payments on landfill operating lease contracts	—	(428)	—	—	(428)
Other	—	638	—	—	638
Net Cash Used In Investing Activities	(324)	(34,885)	(241)	—	(35,450)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	35,955	—	—	—	35,955
Principal payments on long-term debt	(24,747)	(184)	—	—	(24,931)
Intercompany borrowings	(16,025)	16,628	(603)	—	—
Net Cash Provided by (Used in) Financing Activities	(4,817)	16,444	(603)	—	11,024
Net (decrease) increase in cash and cash equivalents	364	(1,809)	(360)	—	(1,805)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(2,019)	$8,337	$455	$—	$6,773

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$5,937	$12,553	$(97)	$—	$18,393
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(632)	—	—	(632)
Additions to property, plant and equipment - growth	—	(8,487)	—	—	(8,487)
- maintenance	(694)	(22,716)	(373)	—	(23,783)
Payments on landfill operating lease contracts	—	(618)	—	—	(618)
Restricted cash from revenue bond issuance	4,419	—	—	—	4,419
Other	(621)	1,077	—	—	456
Net Cash Used In Investing Activities	3,104	(31,376)	(373)	—	(28,645)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	139,200	—	—	—	139,200
Principal payments on long-term debt	(130,257)	(494)	—	—	(130,751)
Other	1,041	—	—	—	1,041
Intercompany borrowings	(19,284)	18,796	488	—	—
Net Cash Provided by (Used in) Financing Activities	(9,300)	18,302	488	—	9,490
Net (decrease) increase in cash and cash equivalents	(259)	(521)	18	—	(762)
Cash and cash equivalents, beginning of period	(3,840)	10,747	522	—	7,429
Cash and cash equivalents, end of period	$(4,099)	$10,226	$540	$—	$6,667

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company’s audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Form 10-K for the year ended April 30, 2006.

Company Overview

Casella Waste Systems, Inc., together with its subsidiaries, is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States. As of August 31, 2006, the Company owned and/or operated nine Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 solid waste collection operations, 33 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

The Company’s revenues increased from $132.0 million for the quarter ended July 31, 2005 to $143.5 million for the quarter ended July 31, 2006.  From May 1, 2002 through April 30, 2006, the Company acquired 29 solid waste collection, transfer, disposal and recycling operations. Between May 1, 2006 and July 31, 2006 the Company acquired five solid waste hauling operations. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding:

•                  expected future revenues, operations, expenditures and cash needs;

•                  fluctuations in the commodity pricing of the Company’s recyclables, increases in landfill tipping fees and fuel costs, and general economic and weather conditions;

•                  projected future obligations related to capping, closure and post-closure costs of the Company’s existing landfills and any disposal facilities which the Company may own or operate in the future;

•                  the projected development of additional disposal capacity;

•                  estimates of the potential markets for the Company’s products and services, including the anticipated drivers for future growth;

•                  sales and marketing plans;

•                  potential mergers or acquisitions; and

•                  projected improvements to the Company’s infrastructure and impact of such improvements on the Company’s business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates and management’s beliefs and assumptions, and should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in this report.  The Company cannot guarantee that the Company actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended April 30, 2006.  The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

In the “Other” segment, the Company has ancillary revenues comprising major customer accounts and earnings from equity method investees. The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, and accordingly, it recognizes half of the joint venture’s net income on the equity method in its results of operations. The Company purchased interests, representing a 24.11% interest, in RecycleBank LLC (“RecycleBank”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment.

The Company’s revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided. Despite an increase in the absolute dollar amounts, collection revenues as a percentage of total revenues in the quarter ended July 31, 2006 were lower compared to the prior year, mainly because of the increase in landfill revenue dollars.  Overall, collection volume and price, including the positive impact of acquisitions in the Central and Western regions, increased in the quarter ended July 31, 2006.  The South Eastern region collection volumes declined year over year, due primarily to historically high levels of rainfall which slowed seasonal construction activity.  Landfill/disposal revenues as a percentage of total revenues increased in the quarter ended July 31, 2006 primarily due to higher landfill volumes in the Central, Western and North Eastern regions, and the effect of the addition of the Chemung landfill in the Western region and the Colebrook closure project in the Central region.  Landfill volumes in the South Eastern region decreased in the quarter ended July 31, 2006 due to the completion of the Brockton closure project and lower volumes for the Worcester closure project.  Landfill average pricing was up slightly in the quarter ended July 31, 2006 due to price increases in the North Eastern Region, which were partially offset by lower average prices in the balance of the solid waste regions, due mainly to higher volumes of lower priced BUD (Beneficial Use Determination) material in the quarter ended July 31, 2006 compared to the prior year.  Recycling revenues increased in absolute dollar amounts yet remained constant as a percentage of total revenue in the quarter ended July 31, 2006 compared to the prior year, mainly because of the increase in landfill revenue dollars. The increase in recycling revenue dollars is primarily attributable to higher volumes from the Company’s existing facilities as well as the acquisition of Blue Mountain Recycling in the FCR region. Partially offsetting this increase, average commodity prices decreased in the quarter ended July 31, 2006 due to an approximate 25% decline in plastics prices, compared to the prior year comparable period.

	Three Months Ended July 31,
	2005		2006
Collection	$65,267	49.5%	$68,497	47.7%
Landfill/disposal facilities	23,263	17.6	28,376	19.7
Transfer	11,649	8.8	12,309	8.6
Recycling	31,821	24.1	34,337	24.0

Total revenues	$132,000	100.0%	$143,519	100.0%

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

The Company capitalizes certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, the Company also capitalizes certain third party expenditures related to pending acquisitions, such as legal and engineering costs. The Company routinely evaluates all such capitalized costs, and expense those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

The Company will have material financial obligations relating to capping, closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future. The Company has provided and will in the future provide accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company’s financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s consolidated financial statements bear in relation to revenues.

	Three Months Ended July 31,
	2005	2006

Revenues	100.0%	100.0%
Cost of operations	64.9	66.7
General and administration	13.0	14.8
Depreciation and amortization	12.2	12.5

Operating income	9.9	6.0
Interest expense, net	5.6	6.6
(Income) loss from equity method investments	0.1	(0.1)
Other income, net	(0.1)	(0.1)
(Benefit) provision for income taxes	1.9	(0.4)

Net (loss) income	2.4%	(0.0)%

Three months Ended July 31, 2006 versus 2005

Revenues - Revenues increased $11.5 million, or 8.7 % to $143.5 million in the quarter ended July 31, 2006 from $132.0 million in the quarter ended July 31, 2005.  Revenues from the rollover effect of acquired businesses accounted for $7.4 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, newly acquired landfill closure projects in the Central and South Eastern regions, the acquisition of two recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $0.5 million as a result of the transfer of a Canadian recycling operation to its former manager. The revenue increase is also attributable to an increase in solid waste revenues of $3.9 million, primarily due to higher prices and volumes in the North Eastern, Western and Central regions, offset by lower volumes in the South Eastern region.  Excluding the rollover effect of acquisitions, the FCR region revenue increased $0.7 million in the quarter ended July 31, 2006 compared to the quarter ended July 31, 2005 due primarily to volume increases, average commodity pricing being down year over year.

Cost of operations - Cost of operations increased $10.0 million or 11.7% to $95.7 million in the quarter ended July 31, 2006 from $85.7 million in the quarter ended July 31, 2005.  Cost of operations as a percentage of revenues increased to 66.7% in the quarter ended July 31, 2006 from 64.9% in the prior year.  The percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher landfill costs, such as leachate treatment and ground maintenance, due to historically high levels of rainfall in the quarter ended July 31, 2006.

General and administration - General and administration expenses increased $4.0 million, or 23.0% to $21.2 million in the quarter ended July 31, 2006 from $17.2 million in the quarter ended July 31, 2005, and increased as a percentage of revenues to 14.8% in the quarter ended July 31, 2006 from 13.0% in the quarter ended July 31, 2005.  The dollar increase in general and administration expenses was due primarily to higher compensation, legal, communication and marketing costs and bad debt allowances.

Depreciation and amortization - Depreciation and amortization expense increased $1.8 million, or 11.2%, to $17.9 million in the quarter ended July 31, 2006 from $16.1 million in the quarter ended July, 31, 2005.  Depreciation expense increased by $1.0 million between periods due to the rollover effect of capital additions.  Landfill amortization expense increased by $0.8 million primarily due to the startup of the Colebrook closure project and the Chemung County landfill, partially offset by a decrease in the South Eastern region due to lower volumes at the Worcester closure project.

Operating income - Operating income decreased by $4.3 million, or 33.2%, to $8.7 million in the quarter ended July 31, 2006 from $13.0 million in the quarter ended July 31, 2005 and decreased as a percentage of revenues to 6.0% in the quarter ended July 31, 2006 compared to 9.9% in the quarter ended July 31, 2005.  Except for the South Eastern region, the solid waste regions and the FCR region reported an increase in revenues year over year.  The margin decrease across the solid waste regions was due to higher revenues being offset by higher operating costs as described above.  The South Eastern region’s decline in revenues and operating income in the quarter ended July 31, 2006 can be attributed primarily to historically high levels of rainfall which slowed seasonal construction activity, as well as a weak pricing environment for the Worcester closure project, which was expected to offset the completion of the Brockton closure project.  FCR’s operating income decreased in the quarter ended July 31, 2006 compared to the prior year mainly due to the effect of lower commodity prices, partially offset by the effect of acquisitions.

Interest expense, net - Net interest expense increased $2.2 million, or 29.3% to $9.5 million in the quarter ended July 31, 2006 from $7.3 million in the quarter ended July 31, 2005.  This increase is attributable to higher average interest rates, partially offset by lower net borrowings in the quarter ended July 31, 2006 compared to the prior year comparable period.  Net interest expense, as a percentage of revenues, increased to 6.6% in the quarter ended July 31, 2006 from 5.6% in the quarter ended July 31, 2005.

(Income) loss from equity method investments - The income from equity method investment in the quarter ended July 31, 2006, relates to the Company’s 50% joint venture interest in GreenFiber and the Company’s 24.11% interest in RecycleBank LLC, a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.  GreenFiber reported income for which the Company’s share was $0.3 million in the quarter ended July 31, 2006 compared to a loss of $0.1 million in the quarter ended July 31, 2005.  The increase is attributable to higher sales volume and prices in the current fiscal year compared to the prior year comparable period.  In fiscal year 2006 the Company made an investment in RecycleBank, which reported a loss for the quarter ended July 31, 2006, of which the Company’s share was $0.2 million.

Other income, net - Other income in the quarter ended July 31, 2006 was $0.1 million compared to $0.0 million in the quarter ended July 31, 2005.

Provision for income taxes - Provision for income taxes decreased $3.1 million to ($0.6) million for the quarter ended July 31, 2006 from $2.5 million for the quarter ended July 31, 2005.  The effective tax rate increased to 92.0% for the quarter ended July 31, 2006 from 44.4% for the quarter ended July 31, 2005 primarily due to the change in pre-tax book income. The high rate in the current period was due mainly to the low level of book income and the add back of non-deductible items, including non-deductible stock option expense. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

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

The Company had a net working capital deficit of $22.7 million and $23.2 million at July 31, 2006 and April 30, 2006, respectively.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  At July 31, 2006, higher trade receivables associated with higher revenues were offset by higher accrued interest associated primarily with the Company’s senior notes.

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

The Company completed an amendment to the credit facility agreement on June 2, 2006. This amended the capital expenditure covenant to 2.00X depreciation and landfill amortization effective April 30, 2006. The minimum interest coverage ratio was amended and will decrease from a ratio of 2.75 to 2.50 for the period July 31, 2007 through July 31, 2008. The maximum consolidated total funded debt to consolidated EBITDA ratio increased to 5.25 effective July 31, 2006 through April 30, 2007; reducing to 5.00 from July 31, 2007 through April 30, 2008 and 4.75 thereafter. In the event that all of the Company’s Series A Preferred Stock are converted into common stock, the consolidated total funded debt to consolidated EBITDA ratio shall not exceed 4.75 in the quarter that the conversion occurs and thereafter. The maximum senior funded debt to consolidated EBITDA ratio increased to 3.35 effective July 31, 2006 through April 30, 2007 and 3.25 thereafter.  The Company was in compliance with all covenants at July 31, 2006.

On July 25, 2006 the Company amended its existing senior credit facility utilizing the accordion feature to provide for an additional $100.0 million of borrowing capacity in the form of an increase of $10.0 million in the revolving facility, under terms consistent with existing credit facility, and a senior secured term B loan in the principal amount of $90.0 million.  The proceeds from the issuance of the term B loan were utilized to repay outstanding revolver borrowings under the credit facility.  The term B loan matures on April 28, 2010 and bears interest at LIBOR plus 2.00%, with annual principal payments of $0.9 million for three years, beginning July 31, 2007, with the remaining principal balance due at maturity.  The interest rate drops to LIBOR plus 1.75% after the first six months, as long as the consolidated total funded debt to consolidated EBITDA ratio is below 4.75 times.

Further advances were available under the new revolver in the amount of $155.6 million and $65.4 million as of July 31, 2006 and April 30, 2006, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $58.4 million and $57.7 million as of July 31, 2006 and April 30, 2006, respectively, at which dates no amounts had been drawn.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75.0 million, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars (“Collars”) for a notional amount of $80.0 million.  The Collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and will be effective from November 6, 2006 through May 5, 2009.  These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

As of July 31, 2006, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘Notes’’) which mature in January 2013.  The senior subordinated note agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock.  The Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

On December 28, 2005, the Company completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to equipment acquisition for solid waste collection and transportation services, all located in Maine. At July 31, 2006, remaining issuance proceeds of $1.1 million were recorded as restricted cash to be used to pay for the further capital costs in Maine as they are incurred.

Net cash provided by operating activities amounted to $18.4 million for the three months ended July 31, 2006 compared to $22.6 million for the same period of the prior fiscal year.  A decrease in net income of $3.2 million in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 was offset by higher depreciation and amortization expense of $1.8 million and higher depletion of landfill lease obligations of $0.5 million for the three months ended July 31, 2006 compared to the same period of the prior fiscal year.  Depreciation expense increased by $1.1 million for the three months ended July 31, 2006 compared to the prior year comparable period due to the roll over effect of capital additions.  Landfill amortization expense increased by $0.8 million primarily due to the startup of the Colebrook closure project and the Chemung County landfill, partially offset by a decrease in the South Eastern region due to lower volumes at the Worcester closure project.  Deferred taxes decreased $2.9 million for the three months ended July 31, 2006.  Changes in assets and liabilities, net of effects of acquisitions and divestitures, was unchanged from the prior year.  The decrease in accounts payable during the three months ended July 31, 2006, amounted to a $0.1 million reduction compared with an increase of $2.0 million in the prior year comparable period.  The decrease is due primarily to lower accounts payable at July 31, 2006 versus the prior year related to timing of capital expenditures.  Changes in other assets and liabilities increased $2.1 million from the prior year due primarily to the following: (1) lower payroll accruals at April 30, 2006 associated with year end bonus accruals amounting to a $3.2 million increase, (2) higher accruals in the quarter ended July 31, 2006 associated with various capital projects resulting in a $2.7 million increase partially offset by (3) lower interest accruals amounting to $1.3 million in the current period associated with the timing of borrowings as well as (4) reductions associated with higher prepaid expenses and net refundable income taxes amounting $2.3 million in the three months ended July 31, 2006 compared to the three months ended July 31, 2005.

Net cash used in investing activities was $28.6 million for the three months ended July 31, 2006 compared to $35.5 million used in investing activities in the same period of the prior fiscal year.  The decrease in cash used in investing activities was due to $4.4 million in funds becoming available from escrow associated with the Company’s revenue bonds as well as lower capital expenditures amounting to $2.3 million in the current year.

Net cash provided by financing activities was $9.5 million for the three months ended July 31, 2006 compared to $11.0 million in the same period of the prior fiscal year.  The decrease in cash provided by financing activities is primarily due to lower net borrowings in the current period.  The term B loan proceeds were used to pay down the revolver for no net change in total borrowings.

The Company generally meets liquidity needs from operating cash flow and its senior credit facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures.  It is the Company’s intention to continue to grow organically and through acquisitions.

The Company’s leverage may further increase as the Company will be required to redeem its outstanding Series A redeemable preferred stock on August 11, 2007, if it is not otherwise repurchased by the Company prior to that time. The aggregate redemption price is expected to be approximately $75.1 million. The Company would need to incur more debt or raise equity to affect this redemption.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $186.0 million of long-term debt at July 31, 2006.  The interest rate on the variable rate portion of long-term debt was approximately 6.95% at July 31, 2006.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of July 31, 2006, to minimize the Company’s commodity exposure, the Company was party to thirty-four commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended July 31, 2006, the impact on the Company’s operating income is estimated at $1.3 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2006, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)             Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The New Hampshire Superior Court in Grafton County, NH (the “Superior Court”) ruled on February 1, 1999 that the Town of Bethlehem, NH (the “Town”) could not enforce an ordinance purportedly prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel, based upon certain existing land-use approvals. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the New Hampshire Supreme Court (the “Supreme Court”) denied the Town’s appeal. Notwithstanding the Supreme Court’s 2001 ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (which is within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for, among other things, declaratory relief. On December 4, 2001, the Town filed an answer to the Company’s petition asserting counterclaims seeking, among other things, authorization to assert site plan review over Stage III, which commenced operation in December 2000, as well as the methane gas utilization/leachate handling facility operating in connection with Stage III, and also an order declaring that an ordinance prohibiting landfills applies to Stage IV expansion. The trial on these claims was held in December 2002 and on April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court’s ruling to the Supreme Court. On March 1, 2004, the Supreme Court issued an opinion affirming that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. On February 13, 2006, NCES filed its objection with the Grafton Superior Court to the Town’s cross-motion for summary judgment. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments she ruled earlier to be invalid, thereby preserving such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the issues remanded by the Supreme Court, which include whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. A conference was held on June 30, 2006 with the judge to establish a discovery schedule and a trial date has been set for the second quarter of calendar year 2007.

The Company offers no prediction of the outcome of these proceedings. However, there can be no guarantee that the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on its business, financial condition or results of operations.

On March 2, 2005, the Company’s subsidiary Casella Waste Management of Pennsylvania, Inc. (“CWMPA”) was issued an Administrative Order by the Pennsylvania Department of Environmental Protection (“DEP”) revoking CWMPA’s transfer station permit for its 75-ton-per-day transfer station located in Wellsboro, Pennsylvania and ordering that the site be closed. The DEP based its decision on certain alleged violations related to recordkeeping and site management over a five-year period. On March 10, 2005, CWMPA appealed the Order to the State’s Environmental Hearing Board (“EHB”). The Pennsylvania Attorney General’s Office also conducted a criminal investigation of the allegations. On March 17, 2005, CWMPA and the DEP mutually agreed to a Supersedeas Order approved by the EHB which superseded the March 2, 2005 DEP Order, stating that CWMPA agreed to (i) voluntarily cease operations at the transfer station until May 16, 2005; (ii) relocate its hauling company before May 16, 2005; and (iii) develop a Management and Operation Plan for the transfer station by May 16, 2005. On May 17, 2005, the EHB judge extended the Supersedeas Order until June 10, 2005 and authorized the transfer station to resume operations upon completion of the relocation of the hauling company and receipt of a permit modification related to the weighing of bag waste from individual customers. CWMPA satisfied the conditions and recommenced operations at the transfer station on May 20, 2005. On June 9, 2005, CWMPA and the DEP filed a stipulation with the EHB withdrawing and voiding the March 2, 2005 Order revoking the permit, while reserving the DEP’s right to seek civil penalties and the Company’s right to defend against any such penalties. On March 9, 2006, the Company reached an agreement with the Attorney General’s Office that resolved its investigation with a misdemeanor fine in the amount of $35,000 plus a $15,000 contribution to a non-profit environmental organization. The Company also reached a settlement with the DEP whereby the Company agreed to pay a civil penalty in the amount of $400,000. The Company paid this amount in July 2006.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, it believes are material to its business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

See the Company’s risk factors as previously disclosed in its Form 10-K for the year ended April 30, 2006.

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

Casella Waste Systems, Inc.

Date: September 8, 2006	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1

First Amendment to Amended and Restated Revolving Credit Agreement by and Among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer dated June 2, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed June 8, 2006 (file no. 000-23211)).

10.2	†	Written Description of Cash Bonus Plan for Executive Officers approved by the Compensation Committee June 15, 2006.
10.3	†

Conforming Amendment to the Amended and Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer dated July 25, 2006.

31.1	†

Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	†

Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	††	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.
32.2	††	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

†                     Filed herewith

††               Furnished herewith