Form 10-Q
period 2006-10-31
CASELLA WASTE SYSTEMS INC
filed 2006-12-07
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2006:

Class A Common Stock	24,273,330
Class B Common Stock	988,200

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	April 30,	October 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,429	$8,744
Restricted cash	72	73
Accounts receivable - trade, net of allowance for doubtful accounts of $661 and $1,529	56,269	62,227
Notes receivable - officers/employees	87	87
Refundable income taxes	—	380
Prepaid expenses	5,126	6,396
Inventory	2,975	3,048
Deferred income taxes	5,034	10,580
Other current assets	1,982	2,089
Total current assets	78,974	93,624

Property, plant and equipment, net of accumulated depreciation and amortization of $388,808 and $408,373	481,284	503,452
Goodwill	171,258	171,841
Intangible assets, net	2,762	2,343
Restricted cash	17,887	12,405
Notes receivable - officers/employees	916	916
Investments in unconsolidated entities	44,491	46,110
Net assets under contractual obligation	937	161
Other non-current assets	12,602	12,366
	732,137	749,594
	$811,111	$843,218

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	October 31,
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$527	$1,130
Current maturities of capital lease obligations	1,061	1,085
Accounts payable	46,364	50,653
Accrued payroll and related expenses	6,818	6,640
Accrued interest	6,650	9,146
Accrued income taxes	200	—
Current accrued capping, closure and post-closure costs	4,771	3,968
Other accrued liabilities	28,374	25,905
Total current liabilities	94,765	98,527

Long-term debt, less current maturities	452,720	470,418
Capital lease obligations, less current maturities	1,747	1,202
Accrued capping, closure and post-closure costs, less current portion	23,245	23,422
Deferred income taxes	6,957	14,048
Other long-term liabilities	11,757	11,445

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock - Authorized - 55,750 shares, issued and outstanding - 53,000 as of April 30, 2006 and October 31, 2006, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	72,202

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 and 24,273,000 shares as of April 30, 2006 and October 31, 2006, respectively	242	243
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	159	361
Additional paid-in capital	274,297	274,222
Accumulated deficit	(125,218)	(122,882)
Total stockholders’ equity	149,490	151,954
	$811,111	$843,218

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006

Revenues	$136,795	$147,817	$268,795	$291,336

Operating expenses:
Cost of operations	87,985	94,182	173,670	189,917
General and administration	18,132	19,746	35,350	40,924
Depreciation and amortization	16,914	19,292	33,047	37,235
	123,031	133,220	242,067	268,076
Operating income	13,764	14,597	26,728	23,260
Other expense/(income), net:
Interest income	(184)	(267)	(350)	(597)
Interest expense	8,005	10,079	15,522	19,912
Income from equity method investments	(1,513)	(867)	(1,443)	(990)
Other income	(75)	(248)	(123)	(302)
Other expense, net	6,233	8,697	13,606	18,023

Income before income taxes	7,531	5,900	13,122	5,237
Provision for income taxes	3,374	3,510	5,857	2,901

Net income	4,157	2,390	7,265	2,336
Preferred stock dividend	854	892	1,704	1,772
Net income available to common stockholders	$3,303	$1,498	$5,561	$564

 The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Earnings Per Share:
Basic:
Net income per common share available to common stockholders	$0.13	$0.06	$0.22	$0.02

Basic weighted average common shares outstanding	24,925	25,261	24,889	25,249

Diluted:
Net income per common share available to common stockholders	$0.13	$0.06	$0.22	$0.02

Diluted weighted average common shares outstanding	25,358	25,510	25,277	25,667

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2005	2006
Cash Flows from Operating Activities:
Net income	$7,265	$2,336
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	33,047	37,235
Depletion of landfill operating lease obligations	2,974	3,861
Income from equity method investments	(1,443)	(990)
(Gain) loss on sale of equipment	41	(439)
Stock-based compensation	—	321
Excess tax benefit on the exercise of stock options	—	(141)
Deferred income taxes	3,993	1,077
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(5,735)	(5,781)
Accounts payable	(2,820)	4,289
Other assets and liabilities	(718)	(2,368)
	29,339	37,064
Net Cash Provided by Operating Activities	36,604	39,400

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(15,507)	(1,034)
Additions to property, plant and equipment - growth	(25,878)	(18,220)
- maintenance	(39,021)	(42,035)
Payments on landfill operating lease contracts	(5,869)	(2,033)
Proceeds from sale of equipment	762	752
Restricted cash from revenue bond issuance	—	5,535
Investment in unconsolidated entities	—	(670)
Proceeds from assets under contractual obligation	429	776
Net Cash Used In Investing Activities	(85,084)	(56,929)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	111,672	188,900
Principal payments on long-term debt	(64,807)	(171,097)
Proceeds from exercise of stock options	616	900
Excess tax benefit on the exercise of stock options	—	141
Net Cash Provided by Financing Activities	47,481	18,844
Net increase (decrease) in cash and cash equivalents	(999)	1,315
Cash and cash equivalents, beginning of period	8,578	7,429

Cash and cash equivalents, end of period	$7,579	$8,744

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)

	Six Months Ended October 31,
	2005	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$12,823	$16,627
Income taxes, net of refunds	$1,059	$1,592

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$17,482	$1,134
Cash paid, net	(15,507)	(1,034)
Liabilities assumed and holdbacks to sellers	$1,975	$100

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of April 30, 2006 and October 31, 2006, the consolidated statements of operations for the three and six months ended October 31, 2005 and 2006 and the consolidated statements of cash flows for the six months ended October 31, 2005 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2006 included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 (the “Annual Report”). The results for the three and six month periods ended October 31, 2006 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.             BUSINESS COMBINATIONS

During the six months ended October 31, 2006, the Company acquired eight solid waste hauling operations. These transactions were in exchange for total consideration of $1,134, including $1,034 in cash and $100 in liabilities assumed. During the six months ended October 31, 2005, the Company acquired one recycling operation, seven solid waste hauling operations and recorded additional expenditures for a landfill closure project acquired in the fourth quarter of fiscal year 2005. These transactions were in exchange for total consideration of $17,482 including $15,507 in cash and $1,975 in capital leases, debt and other liabilities assumed. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the six months ended October 31, 2005 and 2006 had been completed as of May 1, 2005.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Revenue	$138,543	$147,911	$273,826	$291,637
Net income	4,234	2,398	7,482	2,364
Diluted net income per common share	$0.17	$0.09	$0.30	$0.09

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

The Company made initial payments of $4,931 related to this transaction.

3.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2006 through October 31, 2006:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2006	$25,327	$31,645	$31,106	$55,696	$27,484	$171,258
Acquisitions	139	—	281	159	4	583
Balance, October 31, 2006	$25,466	$31,645	$31,387	$55,855	$27,488	$171,841

Intangible assets at April 30, 2006 and October 31, 2006 consist of the following:

	Covenants not to compete	Licensing Agreements	Total
Balance, April 30, 2006
Intangible assets	$16,654	$920	$17,574
Less accumulated amortization	(14,771)	(41)	(14,812)
	$1,883	$879	$2,762
Balance, October 31, 2006
Intangible assets	$16,765	$920	$17,685
Less accumulated amortization	(15,275)	(67)	(15,342)
	$1,490	$853	$2,343

Intangible amortization expense for the three months ended October 31, 2005 and 2006 was $326 and $260, respectively. Intangible amortization expense for the six months ended October 31, 2005 and 2006 was $649 and $538, respectively. The intangible amortization expense estimated as of October 31, 2006, for the five years following fiscal year 2006 is as follows:

2007	2008	2009	2010	2011
$800	$563	$382	$270	$179

4.             NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154 effective May 1, 2006 had no impact on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact this bulletin will have on its financial position and results of operations.

5.             LEGAL PROCEEDINGS

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

6.             ENVIRONMENTAL LIABILITIES

The Company is subject to liability for any environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange or arranged to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not presently aware of any situations that it expects would have a material adverse impact on its results of operations or financial condition.

7.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Numerator:
Net income	$4,157	$2,390	$7,265	$2,336
Less: preferred stock dividends	(854)	(892)	(1,704)	(1,772)
Net income available to common stockholders	$3,303	$1,498	$5,561	$564

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,014	24,273	24,014	24,273
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(77)	—	(113)	(12)
Weighted average number of common shares used in basic EPS	24,925	25,261	24,889	25,249
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	433	249	388	418
Weighted average number of common shares used in diluted EPS	25,358	25,510	25,277	25,667

For the three and six months ended October 31, 2005, 6,438 and 6,814 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2006, 8,012 and 7,055 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive income for the three and six months ended October 31, 2005 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2006	2005	2006
Net income	$4,157	$2,390	$7,265	$2,336
Other comprehensive income	34	265	7	202
Comprehensive income	$4,191	$2,655	$7,272	$2,538

The components of other comprehensive income for the three and six months ended October 31, 2005 and 2006 are shown as follows:

	Three Months Ended October 31,
	2005			2006
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(37)	$(13)	$(24)	$120	$42	$78
Change in fair value of interest rate swaps and commodity hedges during period	403	164	239	608	246	362
Reclassification to earnings for interest rate swaps and commodity hedge contracts	(213)	(32)	(181)	(295)	(120)	(175)
	$153	$119	$34	$433	$168	$265

	Six Months Ended October 31,
	2005			2006
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(86)	$(30)	$(56)	$137	$48	$89
Change in fair value of interest rate swaps and commodity hedges during period	609	240	369	850	345	505
Reclassification to earnings for interest rate swaps and commodity hedge contracts	(329)	(23)	(306)	(659)	(267)	(392)
	$194	$187	$7	$328	$126	$202

10.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company was party to twenty-four commodity hedge contracts as of October 31, 2006. These contracts expire between November 2006 and November 2008. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of October 31, 2006 the fair value of these hedges was $112, with the net amount (net of taxes of $45) recorded as an unrealized gain in accumulated other comprehensive income.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of October 31, 2006, the fair value of these swaps was $678, with the net amount (net of taxes of $274) recorded as an unrealized gain in accumulated other comprehensive income.

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars for a notional amount of $80,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and will be effective from November 6, 2006 through May 5, 2009. These agreements will be specifically designated to interest payments under the revolving credit facility and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of October 31, 2006, the fair value of these collars was an obligation $240, with the net amount (net of taxes of $97) recorded as an unrealized loss in accumulated other comprehensive income.

11.          STOCK-BASED COMPENSATION

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

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net income available to common stockholders, as reported	$3,303	$5,561
Deduct: Total stock-based compensation expense determined under fair value based method, net	465	833
Net income available to common stockholders, pro forma	$2,838	$4,728

Basic income per common share:
As reported	$0.13	$0.22
Pro forma	$0.11	$0.19
Diluted income per common share:
As reported	$0.13	$0.22
Pro forma	$0.11	$0.19

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

Stock-based compensation expense recognized during the three and six months ended October 31, 2006 totaled approximately $187 and $321, respectively, or approximately a $0.01 per share decrease to basic and diluted net income per common share for both periods. Of these amounts, expense recorded with respect to stock options was $160 and $270 for the three and six months ended October 31, 2006, respectively, and expense recorded with respect to the Company’s employee stock purchase plan was $27 and $51 for the three and six months ended October 31, 2006, respectively. This expense is included in General and Administration expenses in the Consolidated Statements of Operations. The total compensation cost at October 31, 2006 related to unvested stock options was $2,250 and that future expense will be recognized over the remaining vesting periods of the stock options. The weighted average remaining vesting period of those awards is approximately 3.5 years.

The total tax benefit related to the exercise of stock options was approximately $0 and $141 during the three and six months ended October 31, 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

The Company’s calculations of stock-based compensation expense for the three and six months ended October 31, 2005 and 2006 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three and six months ended October 31, 2005 and 2006, as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2006	2005	2006
Stock Options:
Expected life	5 years	5 years	5 years	6 years
Risk-free interest rate	4.20%	4.71%	3.81%	5.10%
Expected volatility	40.35%	31.02%	40.35%	31.02%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.84%	5.31%	3.81%	5.03%
Expected volatility	40.35%	33.50%	40.35%	32.57%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the average of weekly historical volatility over the last one, three and six years. One and three year historical volatility is based on the weekly price changes of the Company’s Class A Common Stock. The six year historical volatility is based on peer group volatility and the weekly price changes of the common stock of various other publicly traded solid waste companies.

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

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. As of October 31, 2006, 397 shares of Class A Common Stock were available for distribution under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2006, a total of 167 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $14.30. As of October 31, 2006, a total of 166 options to purchase Class A common Stock were outstanding at an average exercise price of $14.32. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. The 1997 Stock Option Plan (the “1997 Plan”) provides for the issuance of up to 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2006, options to purchase 3,056 shares of Class A Common Stock at an average exercise price of $13.12 were outstanding under the 1997 Plan. As of October 31, 2006, options to purchase 3,417 shares of Class A Common Stock at a weighted average exercise price of $13.18 were outstanding under the 1997 Plan. As of October 31, 2006, 438 options were available for future grant under the 1997 Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 20 and 12 at April 30, 2006 and October 31, 2006, respectively, at weighted average exercise prices of $18.62 and $22.54, respectively. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2006 and October 31, 2006, options to purchase 189 shares of Class A Common Stock at a weighted average exercise price of $11.87 were outstanding. As of April 30, 2006 and October 31, 2006, 9 options were available for future grant under the Non-Employee Director Plan.

On October 10, 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). Up to an aggregate amount equal to the sum of: (i) 1,275 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), of which 275 are reserved for issuance to non-employee directors pursuant to the formula grants described below, plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company’s 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan.

The 2006 Plan is intended to replace the 1997 Plan, which expires by its terms on July 31, 2007 and the Non-Employee Director Plan. Upon the expiration of the 1997 Plan on July 31, 2007, all then outstanding options will remain in effect, but no additional option grants may be made under the 1997 Plan. As of October 31, 2006, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan and 1,230 options were available for future grant.

Options granted under the plans described above generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years.  Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of options outstanding as of April 30, 2006, and changes during the six months ended October 31, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)
Outstanding, April 30, 2006	—	3,431	3,431	$13.14	$11,206	5.2
Granted	488	10	498	12.91
Forfeited	(3)	(25)	(28)	13.99
Exercised	—	(72)	(72)	10.18
Outstanding, October 31, 2006	485	3,344	3,829	13.16	2,435	5.4
Exercisable, October 31, 2006		3,344	3,344	$13.21	$2,384	4.7

The weighted average grant date fair value per share for the stock options granted during the three and six months ended October 31, 2005 and 2006 was $5.24, $3.82, $4.96 and $5.23, respectively.  The total intrinsic value of stock options exercised during the three and six month periods ended October 31, 2006 was $0 and $371, respectively.  The total fair value of the 0 and 10 stock options vested during the three and six month period ended October 31, 2006 was $0 and $64, respectively.

12.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into North Eastern, South Eastern, Central, Western and FCR Recycling.  The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass.  Included in “Other” are ancillary operations, mainly major customer accounts as well as Parent assets.

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Three Months Ended October 31, 2005

Outside revenues	$28,065	$23,925	$31,239	$26,817	$22,138
Depreciation and amortization	4,687	3,206	4,068	3,369	1,126
Operating income	2,700	466	5,201	3,126	2,835
Total assets	$180,783	$142,616	$134,196	$161,060	$86,501

	Other	Total
Three Months Ended October 31, 2005

Outside revenues	$4,611	$136,795
Depreciation and amortization	458	16,914
Operating income	(564)	13,764
Total assets	$64,650	$769,806

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Three Months Ended October 31, 2006

Outside revenues	$31,534	$23,415	$33,613	$28,323	$24,869
Depreciation and amortization	4,647	3,663	5,025	4,032	1,389
Operating income	3,640	69	4,695	3,089	3,721
Total assets	$189,272	$154,818	$152,102	$168,746	$91,916

	Other	Total
Three Months Ended October 31, 2006

Outside revenues	$6,063	$147,817
Depreciation and amortization	536	19,292
Operating income	(617)	14,597
Total assets	$86,364	$843,218

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Six Months Ended October 31, 2005

Outside revenues	$55,661	$48,322	$60,750	$52,339	$42,637
Depreciation and amortization	9,427	6,116	7,813	6,586	2,215
Operating income	4,443	988	9,884	6,513	5,858
Total assets	$180,783	$142,616	$134,196	$161,060	$86,501

	Other	Total
Six Months Ended October 31, 2005

Outside revenues	$9,086	$268,795
Depreciation and amortization	890	33,047
Operating income	(958)	26,728
Total assets	$64,650	$769,806

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Six Months Ended October 31, 2006

Outside revenues	$61,043	$44,469	$68,256	$57,426	$48,185
Depreciation and amortization	9,443	5,592	10,345	8,028	2,801
Operating income	4,807	(1,065)	8,570	5,978	6,294
Total assets	$189,272	$154,818	$152,102	$168,746	$91,916

	Other	Total
Six Months Ended October 31, 2006

Outside revenues	$11,957	$291,336
Depreciation and amortization	1,026	37,235
Operating income	(1,324)	23,260
Total assets	$86,364	$843,218

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Collection	$66,152	$68,774	$131,419	$137,270
Landfill/disposal facilities	26,498	30,031	49,761	58,407
Transfer	11,913	11,636	23,562	23,946
Recycling	32,232	37,376	64,053	71,713
Total revenues	$136,795	$147,817	$268,795	$291,336

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $30,899 and $32,249 at April 30, 2006 and October 31, 2006, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2006	October 31, 2006
Current assets	$29,975	$27,644
Noncurrent assets	68,669	74,377
Current liabilities	23,551	22,324
Noncurrent liabilities	$13,295	$15,197

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Revenue	$42,934	$52,094	$74,538	$96,490
Gross profit	9,919	12,594	16,159	23,590
Net income	$3,026	$2,370	$2,886	$2,784

The Company purchased membership interests, representing a 24.1% interest, in RecycleBank LLC (“RecycleBank”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment.

14.          NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective June 30, 2003, the Company transferred its domestic brokerage operations, as well as a commercial recycling business to former employees who had been responsible for managing those businesses.

Consideration for the transaction was in the form of two notes receivable amounting up to $6,925.  These notes are payable within twelve years of the anniversary date of the transaction, to the extent of free cash flow generated from the operations.

Effective August 1, 2005, the Company transferred a certain Canadian recycling operation to a former employee who had been responsible for managing that business.  Consideration for this transaction was in the form of a note receivable amounting up to $1,313, which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and are being reduced as payments are made.

Net assets under contractual obligation amounted to $937 and $161 at April 30, 2006 and October 31, 2006, respectively.

15.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2006 and October 31, 2006, and the condensed consolidating results of operations for the three and six months ended October 31, 2005 and 2006 and the condensed consolidating statements of cash flows for the six months ended October 31, 2005 and 2006 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2006

(In thousands, except for share and per share data)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(3,840)	$10,747	$522	$—	$7,429
Accounts receivable - trade, net of allowance for doubtful accounts	35	55,641	620	(27)	56,269
Deferred taxes	4,029	—	1,005	—	5,034
Other current assets	2,456	7,863	—	(77)	10,242
Total current assets	2,680	74,251	2,147	(104)	78,974

Property, plant and equipment, net of accumulated depreciation and amortization	3,252	478,725	(693)	—	481,284
Goodwill	—	171,258	—	—	171,258
Restricted cash	5,469	3	12,415	—	17,887
Investment in subsidiaries	1,189	—	—	(1,189)	—
Assets under contractual obligation	—	937	—	—	937
Other non-current assets	27,467	37,563	120	(4,379)	60,771
	37,377	688,486	11,842	(5,568)	732,137
Intercompany receivable	656,623	(657,153)	(3,849)	4,379	—
	$696,680	$105,584	$10,140	$(1,293)	$811,111

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$527	$—	$—	$527
Current maturities of capital lease obligations	121	940	—	—	1,061
Accounts payable	2,227	43,996	245	(104)	46,364
Accrued payroll and related expenses	1,413	5,376	29	—	6,818
Accrued interest	6,648	2	—	—	6,650
Accrued income taxes	200	—	—	—	200
Other current liabilities	5,688	13,612	13,845	—	33,145
Total current liabilities	16,297	64,453	14,119	(104)	94,765
Long-term debt, less current maturities	451,824	896	—	—	452,720
Deferred income taxes	6,957	—	—	—	6,957
Other long-term liabilities	1,682	33,372	1,695	—	36,749

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	—	—	—	70,430

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 shares	242	101	100	(201)	242
Class B common stock—
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	159	91	(122)	31	159
Additional paid-in capital	274,297	48,360	2,743	(51,103)	274,297
Accumulated deficit	(125,218)	(41,689)	(8,395)	50,084	(125,218)
Total stockholders’ equity	149,490	6,863	(5,674)	(1,189)	149,490
	$696,680	$105,584	$10,140	$(1,293)	$811,111

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2006

(Unaudited)

(In thousands, except for share and per share data)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(2,280)	$10,413	$611	$—	$8,744
Accounts receivable - trade, net of allowance for doubtful accounts	37	62,058	159	(27)	62,227
Refundable income taxes	380	—	—	—	380
Prepaid expenses	977	5,419	—	—	6,396
Deferred taxes	9,623	—	957	—	10,580
Other current assets	1,264	4,033	—	—	5,297
Total current assets	10,001	81,923	1,727	(27)	93,624
Property, plant and equipment, net of accumulated depreciation and amortization	3,222	500,968	(738)	—	503,452
Goodwill	—	171,841	—	—	171,841
Restricted cash	(4)	3	12,406	—	12,405
Investment in subsidiaries	12,401	—	—	(12,401)	—
Assets under contractual obligation	—	161	—	—	161
Other non-current assets	27,229	38,765	120	(4,379)	61,735
	42,848	711,738	11,788	(16,780)	749,594
Intercompany receivable	674,744	(673,737)	(5,386)	4,379	—
	$727,593	$119,924	$8,129	$(12,428)	$843,218

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$230	$—	$—	$1,130
Accounts payable	1,661	48,680	339	(27)	50,653
Accrued interest	9,144	2	—	—	9,146
Accrued closure and post-closure costs, current portion	—	3,419	549	—	3,968
Other current liabilities	6,238	17,761	9,631	—	33,630
Total current liabilities	17,943	70,092	10,519	(27)	98,527
Long-term debt, less current maturities	469,826	592	—	—	470,418
Capital lease obligations, less current maturities	64	1,138	—	—	1,202
Deferred income taxes	14,048	—	—	—	14,048
Other long-term liabilities	1,556	31,158	2,153	—	34,867

COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	72,202	—	—	—	72,202

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,273,000 shares	243	101	100	(201)	243
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	361	67	(33)	(34)	361
Additional paid-in capital	274,222	47,001	3,516	(50,517)	274,222
Accumulated deficit	(122,882)	(30,225)	(8,126)	38,351	(122,882)
Total stockholders’ equity	151,954	16,944	(4,543)	(12,401)	151,954
	$727,593	$119,924	$8,129	$(12,428)	$843,218

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$135,971	$3,093	$(2,269)	$136,795

Operating expenses:
Cost of operations	3	87,718	2,533	(2,269)	87,985
General and administration	(18)	17,988	162	—	18,132
Depreciation and amortization	396	16,416	102	—	16,914
	381	122,122	2,797	(2,269)	123,031
Operating income (loss)	(381)	13,849	296	—	13,764

Other expense/(income), net:
Interest income	(7,392)	(63)	(114)	7,385	(184)
Interest expense	8,665	6,714	11	(7,385)	8,005
(Income) loss from equity method investments	(9,146)	(1,513)	—	9,146	(1,513)
Other income	(28)	(47)	—	—	(75)
Other expense/(income), net	(7,901)	5,091	(103)	9,146	6,233

Income (loss) before income taxes	7,520	8,758	399	(9,146)	7,531
Provision for income taxes	3,363	—	11	—	3,374

Net income (loss)	4,157	8,758	388	(9,146)	4,157
Preferred stock dividend	854	—	—	—	854
Net income (loss) available to common stockholders	$3,303	$8,758	$388	$(9,146)	$3,303

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$145,747	$3,997	$(1,927)	$147,817

Operating expenses:
Cost of operations	7	93,872	2,230	(1,927)	94,182
General and administration	(29)	19,524	251	—	19,746
Depreciation and amortization	471	17,898	923	—	19,292
	449	131,294	3,404	(1,927)	133,220
Operating income (loss)	(449)	14,453	593	—	14,597

Other expense/(income), net:
Interest income	(9,239)	(107)	(136)	9,215	(267)
Interest expense	10,766	8,484	44	(9,215)	10,079
(Income) loss from equity method investments	(7,658)	(1,132)	—	7,923	(867)
Other income	(215)	(33)	—	—	(248)
Other expense/(income), net	(6,346)	7,212	(92)	7,923	8,697
Income (loss) before income taxes	5,897	7,241	685	(7,923)	5,900
Provision for income taxes	3,507	—	3	—	3,510

Net income (loss)	2,390	7,241	682	(7,923)	2,390
Preferred stock dividend	892	—	—	—	892
Net income (loss) available to common stockholders	$1,498	$7,241	$682	$(7,923)	$1,498

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$267,083	$6,166	$(4,454)	$268,795

Operating expenses:
Cost of operations	6	173,013	5,105	(4,454)	173,670
General and administration	(102)	35,039	413	—	35,350
Depreciation and amortization	766	32,059	222	—	33,047
	670	240,111	5,740	(4,454)	242,067
Operating income (loss)	(670)	26,972	426	—	26,728

Other expense/(income), net:
Interest income	(15,003)	(123)	(219)	14,995	(350)
Interest expense	16,595	13,887	35	(14,995)	15,522
(Income) loss from equity method investments	(15,323)	(1,443)	—	15,323	(1,443)
Other income	(43)	(80)	—	—	(123)
Other expense/(income), net	(13,774)	12,241	(184)	15,323	13,606

Income (loss) before income taxes	13,104	14,731	610	(15,323)	13,122
Provision for income taxes	5,839	—	18	—	5,857

Net income (loss)	7,265	14,731	592	(15,323)	7,265
Preferred stock dividend	1,704	—	—	—	1,704
Net income (loss) available to common stockholders	$5,561	$14,731	$592	$(15,323)	$5,561

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$289,257	$5,933	$(3,854)	$291,336

Operating expenses:
Cost of operations	13	189,302	4,456	(3,854)	189,917
General and administration	141	40,390	393	—	40,924
Depreciation and amortization	896	35,415	924	—	37,235
	1,050	265,107	5,773	(3,854)	268,076
Operating income (loss)	(1,050)	24,150	160	—	23,260

Other expense/(income), net:
Interest income	(18,222)	(230)	(276)	18,131	(597)
Interest expense	21,158	16,821	64	(18,131)	19,912
(Income) loss from equity method investments	(8,975)	(1,390)	—	9,375	(990)
Other income	(235)	(67)	—	—	(302)
Other expense/(income), net	(6,274)	15,134	(212)	9,375	18,023

Income (loss) before income taxes	5,224	9,016	372	(9,375)	5,237
Provision for income taxes	2,888	—	13	—	2,901

Net income (loss)	2,336	9,016	359	(9,375)	2,336
Preferred stock dividend	1,772	—	—	—	1,772
Net income (loss) available to common stockholders	$564	$9,016	$359	$(9,375)	$564

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2005

(Unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(208)	$35,362	$1,450	$—	$36,604
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(15,507)	—	—	(15,507)
Additions to property, plant and equipment —growth	—	(25,878)	—	—	(25,878)
—maintenance	(528)	(38,097)	(396)	—	(39,021)
Payments on landfill operating lease contracts	—	(5,869)	—	—	(5,869)
Other	—	1,191	—	—	1,191
Net Cash Used In Investing Activities	(528)	(84,160)	(396)	—	(85,084)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	111,672	—	—	—	111,672
Principal payments on long-term debt	(64,258)	(549)	—	—	(64,807)
Proceeds from exercise of stock options	616	—	—	—	616
Intercompany borrowings	(48,263)	49,331	(1,068)	—	—
Net Cash Provided by (Used in) Financing Activities	(233)	48,782	(1,068)	—	47,481
Net decrease in cash and cash equivalents	(969)	(16)	(14)	—	(999)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(3,352)	$10,130	$801	$—	$7,579

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2006
(Unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$2,224	$38,428	$(1,252)	$—	$39,400
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,034)	—	—	(1,034)
Additions to property, plant and equipment —growth	—	(18,220)	—	—	(18,220)
—maintenance	(864)	(40,296)	(875)	—	(42,035)
Payments on landfill operating lease contracts	—	(2,033)	—	—	(2,033)
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Other	(670)	1,528	—	—	858
Net Cash (Used In) Provided by Investing Activities	4,001	(60,055)	(875)	—	(56,929)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	188,900	—	—	—	188,900
Principal payments on long-term debt	(170,059)	(1,038)	—	—	(171,097)
Other	1,041	—	—	—	1,041
Intercompany borrowings	(24,547)	22,331	2,216	—	—
Net Cash Provided by (Used in) Financing Activities	(4,665)	21,293	2,216	—	18,844
Net increase (decrease) in cash and cash equivalents	1,560	(334)	89	—	1,315
Cash and cash equivalents, beginning of period	(3,840)	10,747	522	—	7,429
Cash and cash equivalents, end of period	$(2,280)	$10,413	$611	$—	$8,744

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

Company Overview

Casella Waste Systems, Inc., together with its subsidiaries, is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States. As of November 30, 2006, the Company owned and/or operated nine Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 solid waste collection operations, 33 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 24.1% interest in a company that markets an incentive based recycling service.

The Company’s revenues increased from $136.8 million for the quarter ended October 31, 2005 to $147.8 million for the quarter ended October 31, 2006. From May 1, 2002 through April 30, 2006, the Company acquired 29 solid waste collection, transfer, disposal and recycling operations. Between May 1, 2006 and October 31, 2006 the Company acquired eight solid waste hauling operations. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

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

•      potential business combinations; and

•      projected improvements to the Company’s infrastructure and impact of such improvements on the Company’s business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions, and should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in this report. The Company cannot guarantee that the Company actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended April 30, 2006. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

In the “Other” segment, the Company has ancillary revenues comprising major customer accounts and earnings from equity method investees. The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, US GreenFiber LLC (“GreenFiber”). The Company purchased membership interests, representing a 24.1% interest, in RecycleBank LLC (“RecycleBank”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.

The Company’s revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided. Despite an increase in the absolute dollar amounts, collection revenues as a percentage of total revenues in the quarter and six months ended October 31, 2006 were lower compared to the prior year, mainly because of the increase in landfill and recycling revenue. Overall, collection revenue was higher in the three and six months ended October 31, 2006 compared to the prior year due to the positive impact of acquisitions in the North Eastern, Central and Western regions and price increases throughout the solid waste segment. These increases were partially offset by lower collection volumes with the most significant impact coming from the South Eastern region, which declined primarily due to slower construction activity. Landfill/disposal revenues as a percentage of total revenues increased year over year primarily due to the addition of the Chemung landfill in the Western region and the Colebrook closure project in the Central region. Landfill prices increased in the quarter; however, they were largely offset by lower volumes. The increase in recycling revenue dollars in the quarter and for the six months ended October 31, 2006 is primarily attributable to higher volumes and commodity prices from the Company’s existing facilities, as well as the acquisition of Blue Mountain Recycling in the FCR region.

	Three Months Ended October 31,				Six Months Ended October 31,
	2005		2006		2005		2006
Collection	$66,152	48.4%	$68,774	46.5%	$131,419	48.9%	$137,270	47.1%
Landfill/disposal facilities	26,498	19.4%	30,031	20.3%	49,761	18.5%	58,407	20.0%
Transfer	11,913	8.7%	11,636	7.9%	23,562	8.8%	23,946	8.3%
Recycling	32,232	23.5%	37,376	25.3%	64,053	23.8%	71,713	24.6%
Total revenues	$136,795	100.0%	$147,817	100.0%	$268,795	100.0%	$291,336	100.0%

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

The Company will have material financial obligations relating to capping, closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future. The Company has provided, and will in the future provide, accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company’s financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s consolidated financial statements bear in relation to revenues.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	64.3	63.7	64.6	65.2
General and administration	13.2	13.4	13.2	14.0
Depreciation and amortization	12.4	13.0	12.3	12.8
Operating income	10.1	9.9	9.9	8.0
Interest expense, net	5.7	6.6	5.6	6.6
Income from equity method investments	(1.1)	(0.6)	(0.5)	(0.3)
Other income, net	0.0	(0.1)	(0.1)	(0.1)
Provision for income taxes	2.5	2.4	2.2	1.0
Net income	3.0%	1.6%	2.7%	0.8%

Three months Ended October 31, 2006 versus October 31, 2005

Revenues - Revenues increased $11.0 million, or 8.0% to $147.8 million in the quarter ended October 31, 2006 from $136.8 million in the quarter ended October 31, 2005. Revenues from the rollover effect of acquired businesses accounted for $5.2 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, a newly acquired landfill closure project in the Central region, the acquisition of two recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The revenue increase is also attributable to an increase in solid waste revenues of $4.1 million, due to higher prices throughout the solid waste segment, offset by lower volumes in the Central, Western and South Eastern regions. The South Eastern region reductions in volume were partially offset by revenues from the true-up of the Brockton closure project. Excluding the rollover effect of acquisitions, the FCR region revenue increased $1.7 million in the quarter ended October 31, 2006 compared to the quarter ended October 31, 2005 due to volume and price increases.

Cost of operations - Cost of operations increased $6.2 million or 7.0% to $94.2 million in the quarter ended October 31, 2006 from $88.0 million in the quarter ended October 31, 2005. Cost of operations as a percentage of revenues decreased to 63.7% in the quarter ended October 31, 2006 from 64.3% in the prior year. The percentage decrease in cost of operations expense is primarily due to lower third party disposal costs.

General and administration - General and administration expenses increased $1.6 million, or 8.8% to $19.7 million in the quarter ended October 31, 2006 from $18.1 million in the quarter ended October 31, 2005, and were up slightly to 13.4% from 13.2% as a percentage of revenues. The dollar increase in general and administration expenses was due primarily to higher compensation costs including the impact of the adoption of SFAS No. 123(R), legal expenses and bad debt allowances.

Depreciation and amortization - Depreciation and amortization expense increased $2.4 million, or 14.2%, to $19.3 million in the quarter ended October 31, 2006 from $16.9 million in the quarter ended October, 31, 2005. Depreciation expense increased by $0.9 million between periods due to the effect of capital additions. Landfill amortization expense increased by $1.5 million primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project. Depreciation expense as a percentage of revenues increased to 13.0% for the quarter ended October 31, 2006 from 12.4% for the prior year comparable period.

Operating income - Operating income increased by $0.8 million, or 5.8%, to $14.6 million in the quarter ended October 31, 2006 from $13.8 million in the quarter ended October 31, 2005 and decreased slightly to 9.9% as a percentage of revenues in the quarter ended October 31, 2006 from 10.1% for the quarter ended October 31, 2005. The solid waste regions and the FCR region reported an increase in revenues year over year, however operating income for the solid waste regions was relatively flat as higher revenues were offset by higher operating costs and depreciation and amortization as described above. FCR’s operating income increased in the quarter ended October 31, 2006 compared to the prior year mainly due to the effect of acquisitions as well as higher volumes and commodity prices.

Interest expense, net - Net interest expense increased $2.0 million, or 25.6% to $9.8 million in the quarter ended October 31, 2006 from $7.8 million in the quarter ended October 31, 2005. This increase is attributable to higher average interest rates and higher debt levels in the quarter ended October 31, 2006 compared to the prior year comparable period. Net interest expense, as a percentage of revenues, increased to 6.6% in the quarter ended October 31, 2006 from 5.7% in the quarter ended October 31, 2005.

Income from equity method investments - The income from equity method investment in the quarter ended October 31, 2006 relates to the Company’s 50% joint venture interest in GreenFiber and the Company’s 24.1% interest in RecycleBank. GreenFiber reported income of which the Company’s share was $1.1 million in the quarter ended October 31, 2006, compared to income of $1.5 million in the quarter ended October 31, 2005. RecycleBank reported a loss for the quarter ended October 31, 2006, of which the Company’s share was $0.3 million.

Other income, net - Other income in the quarter ended October 31, 2006 was $0.2 million compared to $0.1 million in the quarter ended October 31, 2005. Other income in the quarter ended October 31, 2006 consisted primarily of a dividend from our investment in Evergreen National Indemnity Company (“Evergreen”). Other income in the quarter ended October 31, 2005 consisted primarily of gains on the sale of equipment.

Provision for income taxes. Provision for income taxes increased $0.1 million to $3.5 million for the quarter ended October 31, 2006 from $3.4 million for the quarter ended October 31, 2005. The Company’s effective tax rate increased to 59.5% in the three months ended October 31, 2006 from 44.8% in the three months ended October 31, 2005 primarily due to the change in pre-tax book income. The high rate in the current period was due mainly to a lower level of book income and the add back of non-deductible items, including non-deductible stock option expense.

Six Months Ended October 31, 2006 versus October 31, 2005

Revenues - Revenues increased $22.5 million, or 8.4% to $291.3 million in the six months ended October 31, 2006 from $268.8 million in the six months ended October 31, 2005. Revenues from the rollover effect of acquired businesses accounted for $12.6 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, a newly acquired landfill closure project in the Central region, the acquisition of three recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $0.5 million as a result of the transfer of a Canadian recycling operation to a former employee. The revenue increase is also attributable to an increase in solid waste revenues of $8.0 million, due to higher prices, partially offset by lower volumes in the Western and South Eastern regions. The South Eastern region reductions in volume were partially offset by revenues from the true-up of the Brockton closure project. Excluding the rollover effect of acquisitions, FCR revenue increased $2.4 million in the six months ended October 31, 2006 compared to the six months ended October 31, 2005 due to increases in volume and commodity pricing.

Cost of operations - Cost of operations increased $16.2 million, or 9.3% to $189.9 million in the six months ended October 31, 2006 from $173.7 million in the six months ended October 31, 2005. Cost of operations as a percentage of revenues increased to 65.2% in the six months ended October 31, 2006 from 64.6% in the prior year. The percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher landfill operating costs.

General and administration - General and administration expenses increased $5.6 million, or 15.9% to $40.9 million in the six months ended October 31, 2006 from $35.3 million in the six months ended October 31, 2005, and increased as a percentage of revenues to 14.0% in the six months ended October 31, 2006 from 13.2% in the six months ended October 31, 2005. The dollar increase in general and administration expenses was due primarily to higher compensation, legal, communication and marketing costs and bad debt allowances.

Depreciation and amortization - Depreciation and amortization expense increased $4.2 million, or 12.7%, to $37.2 million in the six months ended October 31, 2006 from $33.0 million in the six months ended October 31, 2005. Depreciation expense increased by $2.0 million between periods due to the rollover effect of capital additions. Landfill amortization expense increased by $2.2 million primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project. Depreciation and amortization expense as a percentage of revenue increased to 12.8% for the six months ended October 31, 2006 from 12.3% for the six months ended October 31, 2005.

Operating income - Operating income decreased $3.5 million, or 13.1%, to $23.3 million in the six months ended October 31, 2006 from $26.7 million in the six months ended October 31, 2005 and decreased as a percentage of revenues to 8.0% in the six months ended October 31, 2006 from 9.9% in the six months ended October 31, 2005. The solid waste regions and the FCR region reported an increase in revenues year over year; however operating income for the solid waste regions was relatively flat as higher revenues were offset by higher operating costs as described above. FCR’s operating income increased in the six months ended October 31, 2006 compared to the prior year mainly due to the effect of acquisitions, higher volumes and commodity prices.

Interest expense, net - Net interest expense increased $4.1 million, or 27.0% to $19.3 million in the six months ended October 31, 2006 from $15.2 million in the six months ended October 31, 2005. This increase is attributable to higher average interest rates along with higher debt levels in the six months ended October 31, 2006 compared to the prior year period. Net interest expense, as a percentage of revenues, increased to 6.6% for the six months ended October 31, 2006 from 5.6% for the six months ended October 31, 2005.

Income from equity method investments - The income from equity method investments for the six months ended October 31, 2006, relates to the Company’s interests in GreenFiber and RecycleBank. GreenFiber reported income of which the Company’s share was $1.4 million in the six months ended October 31, 2006, which was unchanged from the prior period. RecycleBank reported a loss for the six months ended October 31, 2006, of which the Company’s share was $0.4 million.

Other income, net - Other income for the six months ended October 31, 2006 amounted to $0.3 million compared to $0.1 million in the six months ended October 31, 2005. Other income for the six months ended October 31, 2006 consisted primarily of a dividend from the Company’s investment in Evergreen.

Provision for income taxes - Provision for income taxes decreased $3.0 million in the six months ended October 31, 2006 to $2.9 million from $5.9 million in the six months ended October 31, 2005. The Company’s effective tax rate increased to 55.4% in the six months ended October 31, 2006 from 44.6% in the six months ended October 31, 2005. The higher rate in the current period was due mainly to a lower level of book income and the add back of non-deductible items, including non-deductible stock option expense. The Company’s effective tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

Liquidity and Capital Resources

The Company’s business is capital intensive. The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company’s capital expenditures are broadly defined as pertaining to either growth or maintenance activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions, new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of new business, as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence.

The Company had a net working capital deficit of $13.6 million and $23.2 million at October 31, 2006 and April 30, 2006, respectively. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The increase in net working capital at October 31, 2006 was due to higher trade receivables associated with higher revenues along with lower other accruals and a higher current deferred income tax asset position due to projected utilization of loss carryforwards. These were partially offset by higher accounts payable associated with higher general business levels along with higher accrued interest associated primarily with the Company’s senior notes.

On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America, N.A. is acting as agent. The facility consists of a senior secured credit facility in the amount of $450.0 million, including a revolving credit facility of $360.0 million and a term B loan in the amount of $90.0 million. This credit facility is secured by all of the Company’s assets, including the Company’s interest in the equity securities of the Company’s subsidiaries. The senior credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $0.9 million for three years, beginning July 31, 2007, with the remaining principal due at maturity. The Company was in compliance with all covenants at October 31, 2006.

Further advances were available under the revolver in the amount of $148.8 million and $65.4 million as of October 31, 2006 and April 30, 2006, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $55.1 million and $57.7 million as of October 31, 2006 and April 30, 2006, respectively, at which dates no amounts had been drawn.

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

As of October 31, 2006, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘Notes’’) which mature in January 2013. The Notes contain covenants that restrict dividends, stock repurchases and other payments, and limit the incurrence of debt and issuance of preferred stock. The Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

On December 28, 2005, the Company completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”) which mature in January 2025. The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to equipment acquisition for solid waste collection and transportation services, all located in Maine.

Net cash provided by operating activities amounted to $39.4 million for the six months ended October 31, 2006 compared to $36.6 million for the same period of the prior fiscal year. A decrease in net income of $4.9 million in the six months ended October 31, 2006 compared to the six months ended October 31, 2005 was offset by higher depreciation and amortization expense of $4.2 million and higher depletion of landfill lease obligations of $0.9 million for the six months ended October 31, 2006 compared to the same period of the prior fiscal year. Depreciation expense increased by $1.9 million for the six months ended October 31, 2006 compared to the prior year comparable period due to the roll over effect of capital additions. Landfill amortization expense increased by $2.3 million primarily due to the startup of the Colebrook closure project and the Chemung County landfill, partially offset by a decrease in the South Eastern region due to lower volumes at the Worcester closure project. Deferred taxes decreased $2.9 million for the six months ended October 31, 2006. Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $5.4 million for the six months ended October 31, 2006 compared to the six months ended October 31, 2005. The increase in accounts payable during the six months ended October 31, 2006 amounted to a $4.3 million increase compared with a decrease of $2.8 million in the prior year comparable period. The increase is due primarily to higher accounts payable at October 31, 2006 versus the prior year related to higher general business activity as well as the timing of capital and other expenditures. Changes in other assets and liabilities decreased $1.6 million from the prior year due primarily to the following: (1) lower accruals in the six months ended October 31, 2006 associated primarily with various capital projects and other accruals resulting in a $3.8 million decrease, (2) reductions associated with higher net refundable income taxes amounting to $1.3 million in the six months ended October 31, 2006 compared to the six months ended October 31, 2005 partially offset by (3) lower payroll accruals at April 30, 2006 associated with year end bonus accruals amounting to a $2.9 million increase as well as (4) increases associated with other current assets and inventory amounting to $0.7 million.

Net cash used in investing activities was $56.9 million for the six months ended October 31, 2006 compared to $85.1 million used in investing activities in the same period of the prior fiscal year. The decrease in cash used in investing activities was due partially to higher acquisition activity in the six months ended October 31, 2005 when the Company acquired the entire membership interest in Blue Mountain Recycling, LLC. This amounted to a $14.5 million reduction in acquisition activity in the six months ended October 31, 2006. The decrease is also due to lower capital expenditures in the six months ended October 31, 2006 amounting to $4.6 million along with lower payments on landfill operating lease contracts amounting to $3.8 reduction from the six months ended October 31, 2005 when the Company made initial payments associated with the Chemung County landfill. The reduction in cash used in investing activities is also the result of $5.5 million in funds becoming available from escrow associated with the Company’s revenue bonds during the six months ended October 31, 2006.

Net cash provided by financing activities was $18.8 million for the six months ended October 31, 2006 compared to $47.5 million in the same period of the prior fiscal year. The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities in the current period. The term B loan proceeds were used to pay down the revolver for no net change in total borrowings.

The Company generally meets liquidity needs from operating cash flow and its senior credit facility. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions. It is the Company’s intention to continue to grow organically and through acquisitions.

The Company’s leverage may further increase as the Company may be required to redeem its outstanding Series A redeemable preferred stock on August 11, 2007, if it is not otherwise repurchased by the Company or converted by the holder prior to that time. The aggregate redemption price is expected to be approximately $75.1 million. The Company would need to incur more debt or raise equity to effect this redemption.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $196.1 million of long-term debt at October 31, 2006. The interest rate on the variable rate portion of long-term debt was approximately 7.25% at October 31, 2006. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of October 31, 2006, to minimize the Company’s commodity exposure, the Company was party to twenty-four commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended October 31, 2006, the impact on the Company’s operating income is estimated at $1.4 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2006, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)    Changes in internal controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 10, 2006, three proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class III directors, Messrs. John W. Casella, John F. Chapple III and James P. McManus.

John W. Casella:	Votes For:	36,109,008
	Withheld:	477,628

John F. Chapple III:	Votes For:	35,933,101
	Withheld:	653,535

James P. McManus:	Votes For:	35,040,259
	Withheld:	1,546,377

Other directors whose terms of office continued in effect after the annual meeting are James W. Bohlig, Douglas R. Casella, James F. Callahan, Jr., Joseph G. Doody and Gregory B. Peters.

PROPOSAL II.

Proposal to approve the Company’s 2006 Stock Incentive Plan.

Votes For:	30,041,719
Votes Against:	3,832,255
Abstentions:	1,144,012
Broker Non Votes:	1,568,650

PROPOSAL III.

Proposal to ratify the selection of Vitale, Caturano & Company, Ltd. as the Company’s auditors for the fiscal year ending April 30, 2007.

Votes For:	36,562,875
Votes Against:	18,427
Abstentions:	5,334

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

Casella Waste Systems, Inc.

Date: December 7, 2006	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1	+	2006 Stock Incentive Plan
31.1	+	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2	+	Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1	++	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	++	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

+       Filed herewith

++    Furnished herewith