Form 10-Q
period 2007-01-31
CASELLA WASTE SYSTEMS INC
filed 2007-03-08
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer  ☐                   Accelerated filer  ☒                                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2007:

Class A Common Stock	24,329,420
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	January 31,
ASSETS	2006	2007

CURRENT ASSETS:
Cash and cash equivalents	$7,429	$11,929
Restricted cash	72	73
Accounts receivable - trade, net of allowance for doubtful accounts of $661 and $1,595	56,269	57,839
Notes receivable - officers/employees	87	87
Refundable income taxes	—	181
Prepaid expenses	5,126	6,004
Inventory	2,975	3,186
Deferred income taxes	5,034	10,602
Other current assets	1,982	3,335
Total current assets	78,974	93,236

Property, plant and equipment, net of accumulated depreciation and amortization of $388,808 and $415,327	481,284	506,797
Goodwill	171,258	172,731
Intangible assets, net	2,762	2,276
Restricted cash	17,887	12,518
Notes receivable - officers/employees	916	916
Investments in unconsolidated entities	44,491	48,811
Net assets under contractual obligation	937	88
Other non-current assets	12,602	12,238
	732,137	756,375

	$811,111	$849,611

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	January 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2007

CURRENT LIABILITIES:
Current maturities of long-term debt	$527	$1,132
Current maturities of capital lease obligations	1,061	1,096
Accounts payable	46,364	41,316
Accrued payroll and related expenses	6,818	7,598
Accrued interest	6,650	14,067
Accrued income taxes	200	—
Current accrued capping, closure and post-closure costs	4,771	3,429
Other accrued liabilities	28,374	26,740
Total current liabilities	94,765	95,378

Long-term debt, less current maturities	452,720	479,370
Capital lease obligations, less current maturities	1,747	925
Accrued capping, closure and post-closure costs, less current portion	23,245	25,670
Deferred income taxes	6,957	13,457
Other long-term liabilities	11,757	11,341

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock -
Authorized - 55,750 shares, issued and outstanding - 53,000 as of April 30, 2006 and January 31, 2007, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	73,104

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 and 24,329,000 shares as of April 30, 2006 and January 31, 2007, respectively	242	243
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive (loss) income	159	(347)
Additional paid-in capital	274,297	274,187
Accumulated deficit	(125,218)	(123,727)
Total stockholders’ equity	149,490	150,366

	$811,111	$849,611

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007

Revenues	$130,597	$133,492	$399,392	$424,828

Operating expenses:
Cost of operations	89,034	89,800	262,704	279,717
General and administration	17,946	17,653	53,296	58,578
Depreciation and amortization	16,525	17,223	49,572	54,457
Deferred costs	1,329	—	1,329	—
	124,834	124,676	366,901	392,752
Operating income	5,763	8,816	32,491	32,076
Other expense/(income), net:
Interest income	(208)	(313)	(559)	(910)
Interest expense	8,396	10,323	23,918	30,234
Income from equity method investments	(3,319)	(988)	(4,762)	(1,978)
Other income	(1,541)	(50)	(1,664)	(351)
Other expense, net	3,328	8,972	16,933	26,995

Income (loss) before income taxes	2,435	(156)	15,558	5,081
Provision for income taxes	1,148	689	7,005	3,590
Net income (loss)	1,287	(845)	8,553	1,491
Preferred stock dividend	859	902	2,563	2,674
Net (loss) income available to common stockholders	$428	$(1,747)	$5,990	$(1,183)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Earnings Per Share:
Basic:
Net (loss) income per common share available to common stockholders	$0.02	$(0.07)	$0.24	$(0.05)

Basic weighted average common shares outstanding	25,019	25,273	24,932	25,257

Diluted:
Net (loss) income per common share available to common stockholders	$0.02	$(0.07)	$0.24	$(0.05)

Diluted weighted average common shares outstanding	25,413	25,273	25,296	25,257

 The accompanying notes are an integral part of these consolidated financial statements.

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (in thousands)

	Nine Months Ended January 31,
	2006	2007
Cash Flows from Operating Activities:
Net income	$8,553	$1,491
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	49,572	54,457
Depletion of landfill operating lease obligations	4,651	5,543
Income from equity method investments	(4,762)	(1,978)
Deferred costs	1,329	—
(Gain) loss on sale of equipment	233	(591)
Stock-based compensation	—	511
Excess tax benefit on the exercise of stock options	—	(145)
Deferred income taxes	4,012	464
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(3,271)	(1,393)
Accounts payable	(3,855)	(5,048)
Other assets and liabilities	5,981	2,492
	53,890	54,312
Net Cash Provided by Operating Activities	62,443	55,803

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(19,226)	(2,087)
Additions to property, plant and equipment — growth	(36,552)	(25,757)
— maintenance	(51,608)	(52,592)
Payments on landfill operating lease contracts	(8,450)	(4,500)
Proceeds from sale of equipment	936	1,369
Restricted cash from revenue bond issuance	—	5,535
Investment in unconsolidated entities	(3,000)	(2,328)
Proceeds from assets under contractual obligation	601	849
Net Cash Used In Investing Activities	(117,299)	(79,511)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	159,733	239,950
Principal payments on long-term debt	(104,581)	(213,459)
Proceeds from exercise of stock options	1,151	1,572
Excess tax benefit on the exercise of stock options	—	145
Net Cash Provided by Financing Activities	56,303	28,208
Net increase in cash and cash equivalents	1,447	4,500
Cash and cash equivalents, beginning of period	8,578	7,429

Cash and cash equivalents, end of period	$10,025	$11,929

The accompanying notes are an integral part of these consolidated financial statements.

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

 (Unaudited)

 (in thousands)

	Nine Months Ended January 31,
	2006	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$16,379	$21,696
Income taxes, net of refunds	$1,299	$2,241

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$21,839	$2,332
Cash paid, net	(19,226)	(2,087)

Liabilities assumed and holdbacks to sellers	$2,613	$245

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of April 30, 2006 and January 31, 2007, the consolidated statements of operations for the three and nine months ended January 31, 2006 and 2007 and the consolidated statements of cash flows for the nine months ended January 31, 2006 and 2007 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2006  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 (the “Annual Report”).  The results for the three and nine month periods ended January 31, 2007 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.             BUSINESS COMBINATIONS

During the nine months ended January 31, 2007, the Company acquired eleven solid waste hauling operations.  These transactions were in exchange for total consideration of $2,332, including $2,087 in cash and $245 in liabilities assumed.  During the nine months ended January 31, 2006, the Company acquired one recycling operation, twelve solid waste hauling operations and recorded additional expenditures for a landfill closure project acquired in the fourth quarter of fiscal year 2005.  These transactions were in exchange for total consideration of $21,839 including $19,226 in cash and $2,613 in capital leases, debt and other liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the nine months ended January 31, 2006 and 2007 had been completed as of May 1, 2005.

	Three Months Ended January 31,		Nine Months Ended January31,
	2006	2007	2006	2007
Revenue	$131,618	$133,519	$406,916	$425,773
Net income (loss)	1,378	(841)	8,992	1,589
Diluted net income (loss) per common share	$0.05	$(0.03)	$0.36	$0.06

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

The Company made initial payments of $4,931 related to this transaction.

3.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2006 through January 31, 2007:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2006	$25,327	$31,645	$31,106	$55,696	$27,484	$171,258
Acquisitions	147	—	687	635	4	1,473
Balance, January 31, 2007	$25,474	$31,645	$31,793	$56,331	$27,488	$172,731

Intangible assets at April 30, 2006 and January 31, 2007 consist of the following:

	Covenants not to compete	Licensing Agreements	Total
Balance, April 30, 2006
Intangible assets	$16,654	$920	$17,574
Less accumulated amortization	(14,771)	(41)	(14,812)
	$1,883	$879	$2,762

Balance, January 31, 2007
Intangible assets	$15,469	$920	$16,389
Less accumulated amortization	(14,029)	(84)	(14,113)
	$1,440	$836	$2,276

Intangible amortization expense for the three months ended January 31, 2006 and 2007 was $343 and $151, respectively.  Intangible amortization expense for the nine months ended January 31, 2006 and 2007 was $993 and $689, respectively.   The intangible amortization expense estimated as of January 31, 2007, for the five years following fiscal year 2006 is as follows:

2007	2008	2009	2010	2011
$838	$580	$400	$288	$196

4.             NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154 effective May 1, 2006 had no impact on the Company’s financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48.”) FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate whether the tax positions taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. FIN No. 48 also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN No. 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact this bulletin will have on its financial position and results of operations.

5.             LEGAL PROCEEDINGS

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay certain residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy.  The litigation brought by the Cities of Biddeford and Saco is currently in the discovery phase. Simultaneously, the Company is engaged in settlement negotiations with the City of Biddeford concerning the claims asserted in these actions and other matters, however, at this stage it is impossible to predict whether a settlement will be reached. After engaging in extensive settlement negotiations with the City of Saco, the Company has been notified by the City of Saco that it intends to terminate those negotiations and to litigate its claims for breach of the Waste Handling Agreement to conclusion.  In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to the applicable percentage of such amount. The obligation has been estimated by the Company at $5,314.  The Company believes that the possibility of material loss in excess of this amount is remote.  The Company has vigorously contested the claims asserted by the cities. The Company believes it has meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court for the District of Maine. The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology. In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance. The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents. The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees. The court allowed the City’s requests to amend its complaint to assert (1) an additional CAA claim that Maine Energy filed with the Maine DEP a compliance certification for calendar year 2002 which failed to disclose required information concerning VOC emissions, and (2) an additional claim that the installation of the odor control system constituted a major modification under the Maine DEP air rules, which required Maine Energy to obtain emission offsets and to apply the most stringent level of emission control known as the Lowest Available Emission Rate or LAER. This latter amendment sought additional relief in the form of an order requiring that Maine Energy obtain emission offsets and apply LAER to emissions from its tipping and processing operations. On June 2, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place. On or about May 25, 2004, Maine Energy received a revised 60-Day Notice of Intent to Sue under the CAA from the Cities of Biddeford and Saco. The Notice states that the Cities intend to refile suit under the CAA in the event that the ongoing settlement negotiations do not resolve the claims. On or about July 22, 2004 and March 28, 2005, Maine Energy received from the United States Environmental Protection Agency (“the EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA.  On September 29, 2006, the EPA notified Maine Energy that the agency was not further pursuing any allegation that Maine Energy emits VOCs at levels in excess of 100 tons per year.

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

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land on Lot 1 that is not zoned for landfill activities. On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied the Company’s appeal. On August 1, 2005, the Company appealed the ZBA’s decision to the Massachusetts Land Court. The Company proposed a plan to implement an interim closure of the affected Lot 1 which included relocation of waste from an unlined area on Lot 2 (a lot unaffected by the decision) to the affected Lot 1. The ZEO issued a letter prohibiting the Company from relocating waste onto Lot 1. The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005. The Company appealed the ZBA decision to the Land Court and those Land Court appeals have been consolidated.  On January 18, 2006, the Massachusetts Attorney General approved new general bylaw articles of the town which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot. On May 22, 2006, the ZEO issued an order (“Order”) which concluded that only a portion of the Hardwick Landfill’s operations on Lot 2 is on land that is grandfathered for purposes of zoning compliance.  In a May 22, 2006 letter, the ZEO clarified the Order by indicating that the portion of Lot 2 which is grandfathered is the so-called “unlined area” (estimated to be approximately 8.6 acres).  He also reported he would not

enforce the Order pending HLI’s expected appeal and resolution of any such appeal by the Hardwick Zoning Board of Appeals (“ZBA”).   In June 2006, HLI and a local group opposed to the landfill each separately appealed the Order to the ZBA.  In October 2006, the ZBA issued a decision in the appeal filed by the opposition group, which overturned the Order and found that only 2.2 acres of Lot 2 are grandfathered, and therefore may serve as a landfill in that zoning district.  HLI appealed the ZBA decision to the Massachusetts Land Court on October 31, 2006.  In December 2006, the ZBA issued a decision denying HLI’s appeal of the May 2006 Order and clarification.  HLI appealed that decision to the Massachusetts Land Court in late December 2006.  On January 24, 2007, Hardwick held a special Town Meeting to vote on three articles, including one to create a landfill zoning district which would include Lots 1 and 2.  Although the Company obtained a 54% majority, the article failed to gain the needed two-thirds approval.  In February 2007, HLI suspended landfill operations, pending the outcome of the zoning appeals in the Land Court.  In the event the Company exhausts its legal and other options to retain the Hardwick Landfill as a regional waste disposal resource, it will need to review this asset for a potential impairment charge.  The carrying value of the landfill is approximately $25,000.

On November 16, 2005, the Town of Ware (adjacent to Hardwick) adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill.  On December 20, 2005, the Company filed an action in Massachusetts Superior Court challenging the regulations and seeking a preliminary injunction.  On December 30, 2005, the Massachusetts Superior Court denied the preliminary injunction.  The Company filed a lawsuit in Massachusetts Superior Court seeking, among other relief, to invalidate the Ware Board of Health regulations.  In addition, the Hardwick Board of Health has proposed regulations which, if adopted, will prohibit most commercial solid waste truck traffic from the road leading to the Landfill through Hardwick.  The Company is monitoring the status of such proposed regulations.

On July 12, 2005, NCES received notice from the Office of the Attorney General of the State of New Hampshire that it has commenced an official investigation into allegations that asbestos was concealed in loads of construction and demolition debris from a hotel renovation, delivered to the NCES landfill by a third party, and disposed there on several occasions between 1999 and 2002.   NCES has cooperated fully in the investigation.  NCES is engaged in discussions with the Office of the Attorney General over the terms of a possible civil settlement regarding this matter.  The Company is not able to estimate the amount of the potential settlement although the Company does not believe the outcome of this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company offers no prediction of the outcome of these proceedings. However, there can be no guarantee that the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, it believes are material to its business, financial condition, results of operations or cash flows.

6.             ENVIRONMENTAL LIABILITIES

The Company is subject to liability for environmental damage, including personal injury and property damage, that its solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange or arranged to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not presently aware of any situations that it expects would have a material adverse impact on its business, financial condition, results of operations, or cash flows.

7.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Numerator:
Net income (loss)	$1,287	$(845)	$8,553	$1,491
Less: preferred stock dividends	(859)	(902)	(2,563)	(2,674)
Net (loss) income available to common stockholders	$428	$(1,747)	$5,990	$(1,183)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,091	24,329	24,091	24,329
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(60)	(44)	(147)	(60)
Weighted average number of common shares used in basic EPS	25,019	25,273	24,932	25,257
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	394	—	364	—
Weighted average number of common shares used in diluted EPS	25,413	25,273	25,296	25,257

For the three and nine months ended January 31, 2006, 6,499 and 6,748 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2007, 7,957 and 7,312 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

9.             COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements.  Also included in accumulated other comprehensive (loss) income is the change in fair value of certain securities classified as available for sale as well as the Company’s portion of the change in the fair value of commodity hedge agreements of the Company’s equity method investment, US GreenFiber, LLC (“GreenFiber”).

Comprehensive income (loss) for the three and nine months ended January 31, 2006 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2007	2006	2007
Net income (loss)	$1,287	$(845)	$8,553	$1,491
Other comprehensive loss	(198)	(708)	(192)	(506)
Comprehensive income (loss)	$1,089	$(1,553)	$8,361	$985

The components of other comprehensive loss for the three and nine months ended January 31, 2006 and 2007 are shown as follows:

	Three Months Ended January 31,
	2006			2007
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities
during the period	$9	$3	$6	$(28)	$(10)	$(18)
Change in fair value of interest rate swaps
and commodity hedges during period	235	94	141	(800)	(324)	(476)
Reclassification to earnings for interest rate
swaps and commodity hedge contracts	(488)	(143)	(345)	(360)	(146)	(214)
	$(244)	$(46)	$(198)	$(1,188)	$(480)	$(708)

	Nine Months Ended January 31,
	2006			2007
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities
during the period	$(77)	$(27)	$(50)	$108	$38	$70
Change in fair value of interest rate swaps
and commodity hedges during period	842	334	508	50	21	29
Reclassification to earnings for interest rate
swaps and commodity hedge contracts	(816)	(166)	(650)	(1,019)	(414)	(605)
	$(51)	$141	$(192)	$(861)	$(355)	$(506)

10.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company was party to twenty-three commodity hedge contracts as of January 31, 2007.  These contracts expire between April 2007 and November 2008.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. As of January 31, 2007 the fair value of these hedges was an obligation of $1,406, with the net amount (net of taxes of $569) recorded as an unrealized loss in accumulated other comprehensive (loss) income.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of January 31, 2007, the fair value of these swaps was $769, with the net amount (net of taxes of $311) recorded as an unrealized gain in accumulated other comprehensive (loss) income.

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars for a notional amount of $80,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of January 31, 2007, the fair value of these collars was an obligation of $27, with the net amount (net of taxes of $11) recorded as an unrealized loss in accumulated other comprehensive (loss) income.

11.          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock based awards exchanged for employee services. The Company previously accounted for these awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net income available to common stockholders, as reported	$428	$5,990
Deduct: Total stock-based compensation expense determined under fair value based method, net	441	1,274

Net income (loss) available to common stockholders, pro forma	$(13)	$4,716

Basic income per common share:
As reported	$0.02	$0.24
Pro forma	$0.00	$0.19
Diluted income per common share:
As reported	$0.02	$0.24
Pro forma	$0.00	$0.19

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

Stock-based compensation expense recognized during the three and nine months ended January 31, 2007 totaled approximately $190 and $511, respectively, or approximately a $0.01 and $0.02 per share decrease to basic and diluted net income per common share for the respective periods.  Of these amounts, expense recorded with respect to stock options was $166 and $436 for the three and nine months ended January 31, 2007, respectively, and expense recorded with respect to the Company’s employee stock purchase plan was $24 and $74 for the three and nine months ended January 31, 2007, respectively.  This expense is included in General and Administration expenses in the Consolidated Statements of Operations.  The total compensation cost at January 31, 2007 related to unvested stock options was $2,081 and that future expense will be recognized over the remaining vesting periods of the stock options.  The weighted average remaining vesting period of those awards is approximately 3.2 years.

The total tax benefit related to the exercise of stock options was approximately $4 and $145 during the three and nine months ended January 31, 2007, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

The Company’s calculations of stock-based compensation expense for the three and nine months ended January 31, 2006 and 2007 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three and nine months ended January 31, 2006 and 2007, as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2007	2006	2007
Stock Options:
Expected life	—	—	5 years	6 years
Risk-free interest rate	—	—	3.81%	5.10%
Expected volatility	—	—	40.35%	31.02%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.30%	5.11%	4.13%	5.10%
Expected volatility	40.35%	33.50%	40.35%	32.87%

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

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose.  As of January 31, 2007, 382 shares of Class A Common Stock were available for distribution under this plan.

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2006, a total of 167 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $14.30.  As of January 31, 2007, a total of 111 options to purchase Class A common Stock were outstanding at an average exercise price of $15.23. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. As amended in 1998, the 1997 Stock Option Plan (the “1997 Plan”) provides for the issuance of up to 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2006, options to purchase 3,056 shares of Class A Common Stock at an average exercise price of $13.12 were outstanding under the 1997 Plan. As of January 31, 2007, options to purchase 3,416 shares of Class A Common Stock at a weighted average exercise price of $13.18 were outstanding under the 1997 Plan. As of January 31, 2007, 438 options were available for future grant under the 1997 Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 20 and 12 at April 30, 2006 and January 31, 2007, respectively, at weighted average exercise prices of $18.62 and $22.54, respectively. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2006 and January 31, 2007, options to purchase 189 shares of Class A Common Stock at a weighted average exercise price of $11.87 were outstanding. As of April 30, 2006 and January 31, 2007, 9 options were available for future grant under the Non-Employee Director Plan.

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

The 2006 Plan is intended to replace the 1997 Plan, which expires by its terms on July 31, 2007 and the Non-Employee Director Plan. Upon the expiration of the 1997 Plan on July 31, 2007, all then outstanding options will remain in effect, but no additional option grants may be made under the 1997 Plan.  As of January 31, 2007, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan and 1,230 options were available for future grant.

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

A summary of options outstanding as of April 30, 2006, and changes during the nine months ended January 31, 2007, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)
Outstanding, April 30, 2006	—	3,431	3,431	$13.14	$11,206	5.2
Granted	488	10	498	12.91
Forfeited	(4)	(25)	(29)	13.93
Exercised	—	(127)	(127)	11.19
Outstanding, January 31, 2007	484	3,289	3,773	13.17	4,052	5.2
Exercisable, January 31, 2007		3,289	3,289	$13.22	$3,950	4.6

The weighted average grant date fair value per share for the stock options granted during the nine months ended January 31, 2006 and 2007 was $4.96 and $5.23, respectively.  The total intrinsic value of stock options exercised during the three and nine month periods ended January 31, 2007 was $11 and $381, respectively.  The total fair value of the zero and 10 stock options vested during the three and nine month periods ended January 31, 2007 was $0 and $64, respectively.

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

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended January 31, 2006

Outside revenues	$27,738	$20,692	$28,406	$24,296	$24,591
Depreciation and amortization	4,577	2,609	4,104	3,417	1,314
Operating income	1,238	(2,541)	2,719	976	3,870
Total assets	$181,111	$145,040	$140,074	$162,686	$89,004

	Other	Total
Three Months Ended January 31, 2006

Outside revenues	$4,874	$130,597
Depreciation and amortization	504	16,525
Operating income	(499)	5,763
Total assets	$84,500	$802,415

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended January 31, 2007

Outside revenues	$28,458	$17,794	$29,019	$26,186	$25,896
Depreciation and amortization	4,882	2,179	4,544	3,701	1,408
Operating income	777	(1,037)	2,747	2,952	3,957
Total assets	$190,645	$154,336	$150,138	$168,419	$94,278

	Other	Total
Three Months Ended January 31, 2007

Outside revenues	$6,139	$133,492
Depreciation and amortization	509	17,223
Operating income	(580)	8,816
Total assets	$91,795	$849,611

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Nine Months Ended January 31, 2006

Outside revenues	$83,399	$69,014	$89,156	$76,636	$67,228
Depreciation and amortization	14,004	8,725	11,917	10,003	3,529
Operating income	5,680	(1,553)	12,602	7,489	9,729
Total assets	$181,111	$145,040	$140,074	$162,686	$89,004

	Other	Total
Nine Months Ended January 31, 2006

Outside revenues	$13,959	$399,392
Depreciation and amortization	1,394	49,572
Operating income	(1,456)	32,491
Total assets	$84,500	$802,415

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Nine Months Ended January 31, 2007

Outside revenues	$89,501	$62,263	$97,275	$83,612	$74,081
Depreciation and amortization	14,325	7,771	14,889	11,729	4,209
Operating income	5,584	(2,101)	11,317	8,930	10,250
Total assets	$190,645	$154,336	$150,138	$168,419	$94,278

	Other	Total
Nine Months Ended January 31, 2007

Outside revenues	$18,096	$424,828
Depreciation and amortization	1,534	54,457
Operating income	(1,904)	32,076
Total assets	$91,795	$849,611

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Collection	$61,310	$62,478	$192,729	$199,748
Landfill/disposal facilities	24,167	24,183	73,928	82,590
Transfer	10,713	9,255	34,275	33,200
Recycling	34,407	37,576	98,460	109,290
Total revenues	$130,597	$133,492	$399,392	$424,828

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $30,899 and $33,653 at April 30, 2006 and January 31, 2007, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2006	January 31, 2007
Current assets	$29,975	$27,250
Noncurrent assets	68,669	72,803
Current liabilities	23,551	18,681
Noncurrent liabilities	$13,295	$14,066

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Revenue	$57,484	$48,999	$132,022	$145,525
Gross profit	14,236	12,134	30,395	36,184
Net income	$6,632	$2,634	$9,524	$5,418

The Company purchased membership interests, representing a 34.6% interest, in RecycleBank LLC (“RecycleBank”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment.

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

Net assets under contractual obligation amounted to $937 and $88 at April 30, 2006 and January 31, 2007, respectively.

15.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2006 and January 31, 2007, and the condensed consolidating results of operations for the three and nine months ended January 31, 2006 and 2007 and the condensed consolidating statements of cash flows for the nine months ended January 31, 2006 and 2007 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2006

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$(3,840)	$10,747	$522	$—	$7,429
Accounts receivable - trade, net of allowance for doubtful accounts	35	55,641	620	(27)	56,269
Deferred taxes	4,029	—	1,005	—	5,034
Other current assets	2,456	7,863	—	(77)	10,242
Total current assets	2,680	74,251	2,147	(104)	78,974

Property, plant and equipment, net of accumulated depreciation and amortization	3,252	478,725	(693)	—	481,284
Goodwill	—	171,258	—	—	171,258
Restricted cash	5,469	3	12,415	—	17,887
Investment in subsidiaries	1,189	—	—	(1,189)	—
Assets under contractual obligation	—	937	—	—	937
Other non-current assets	27,467	37,563	120	(4,379)	60,771
	37,377	688,486	11,842	(5,568)	732,137

Intercompany receivable	656,623	(657,153)	(3,849)	4,379	—

	$696,680	$105,584	$10,140	$(1,293)	$811,111

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$527	$—	$—	$527
Current maturities of capital lease obligations	121	940	—	—	1,061
Accounts payable	2,227	43,996	245	(104)	46,364
Accrued payroll and related expenses	1,413	5,376	29	—	6,818
Accrued interest	6,648	2	—	—	6,650
Accrued income taxes	200	—	—	—	200
Other current liabilities	5,688	13,612	13,845	—	33,145

Total current liabilities	16,297	64,453	14,119	(104)	94,765

Long-term debt, less current maturities	451,824	896	—	—	452,720
Deferred income taxes	6,957	—	—	—	6,957
Other long-term liabilities	1,682	33,372	1,695	—	36,749

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized - 55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	—	—	—	70,430

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,185,000 shares	242	101	100	(201)	242
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	159	91	(122)	31	159
Additional paid-in capital	274,297	48,360	2,743	(51,103)	274,297
Accumulated deficit	(125,218)	(41,689)	(8,395)	50,084	(125,218)
Total stockholders’ equity	149,490	6,863	(5,674)	(1,189)	149,490

	$696,680	$105,584	$10,140	$(1,293)	$811,111

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2007

(Unaudited)

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$(1,844)	$12,377	$1,396	$—	$11,929
Accounts receivable - trade, net of allowance for doubtful accounts	33	57,667	166	(27)	57,839
Refundable income taxes	181	—	—	—	181
Deferred taxes	9,635	—	967	—	10,602
Other current assets	3,995	8,690	—	—	12,685
Total current assets	12,000	78,734	2,529	(27)	93,236

Property, plant and equipment, net of accumulated depreciation and amortization	2,826	504,447	(476)	—	506,797
Goodwill	—	172,731	—	—	172,731
Restricted cash	—	4	12,514	—	12,518
Investment in subsidiaries	15,107	—	—	(15,107)	—
Assets under contractual obligation	—	88	—	—	88
Other non-current assets	28,336	40,164	120	(4,379)	64,241
	46,269	717,434	12,158	(19,486)	756,375

Intercompany receivable	682,405	(680,673)	(6,111)	4,379	—

	$740,674	$115,495	$8,576	$(15,134)	$849,611

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$232	$—	$—	$1,132
Accounts payable	1,330	39,901	112	(27)	41,316
Accrued interest	14,065	2	—	—	14,067
Accrued closure and post-closure costs, current portion	—	2,869	560	—	3,429
Other current liabilities	7,076	18,649	9,709	—	35,434

Total current liabilities	23,371	61,653	10,381	(27)	95,378

Long-term debt, less current maturities	478,819	551		—	479,370
Capital lease obligations, less current maturities	32	893	—	—	925
Deferred income taxes	13,457	—	—	—	13,457
Other long-term liabilities	1,525	33,259	2,227	—	37,011

COMMITMENTS AND CONTINGENCIES

Series A redeemable, convertible preferred stock, authorized -
55,750, issued and outstanding - 53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	73,104	—	—	—	73,104

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,329,000 shares	243	101	100	(201)	243
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	(347)	100	(51)	(49)	(347)
Additional paid-in capital	274,187	46,978	3,543	(50,521)	274,187
Accumulated deficit	(123,727)	(28,040)	(7,624)	35,664	(123,727)
Total stockholders’ equity	150,366	19,139	(4,032)	(15,107)	150,366

	$740,674	$115,495	$8,576	$(15,134)	$849,611

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2006

(Unaudited)

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$130,408	$1,975	$(1,786)	$130,597

Operating expenses:
Cost of operations	3	88,483	2,334	(1,786)	89,034
General and administration	(105)	17,847	204	—	17,946
Depreciation and amortization	440	16,044	41	—	16,525
Deferred costs	—	1,329	—	—	1,329
	338	123,703	2,579	(1,786)	124,834
Operating income (loss)	(338)	6,705	(604)	—	5,763

Other expense/(income), net:
Interest income	(6,693)	(90)	(116)	6,691	(208)
Interest expense	9,136	5,942	9	(6,691)	8,396
(Income) loss from equity method investments	(3,750)	(3,319)	—	3,750	(3,319)
Other income	(1,453)	(88)	—	—	(1,541)
Other expense/(income), net	(2,760)	2,445	(107)	3,750	3,328

Income (loss) before income taxes	2,422	4,260	(497)	(3,750)	2,435
Provision for income taxes	1,135	—	13	—	1,148

Net income (loss)	1,287	4,260	(510)	(3,750)	1,287
Preferred stock dividend	859	—	—	—	859
Net income (loss) available to common stockholders	$428	$4,260	$(510)	$(3,750)	$428

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$133,492	$2,878	$(2,878)	$133,492

Operating expenses:
Cost of operations	957	89,642	2,079	(2,878)	89,800
General and administration	(76)	17,699	30	—	17,653
Depreciation and amortization	442	16,781	—	—	17,223
	1,323	124,122	2,109	(2,878)	124,676
Operating income (loss)	(1,323)	9,370	769	—	8,816

Other expense/(income), net:
Interest income	(9,453)	(136)	(150)	9,426	(313)
Interest expense	11,009	8,669	71	(9,426)	10,323
(Income) loss from equity method investments	(2,363)	(1,311)	—	2,686	(988)
Other income	(13)	(37)	—	—	(50)
Other expense/(income), net	(820)	7,185	(79)	2,686	8,972

(Loss) income before income taxes	(503)	2,185	848	(2,686)	(156)
Provision for income taxes	342	—	347	—	689

Net (loss) income	(845)	2,185	501	(2,686)	(845)
Preferred stock dividend	902	—	—	—	902
Net (loss) income available to common stockholders	$(1,747)	$2,185	$501	$(2,686)	$(1,747)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2006

(Unaudited)

(in thousands)

	Parent	Guarantors	Non – Guarantors	Elimination	Consolidated
Revenues	$—	$397,491	$8,141	$(6,240)	$399,392

Operating expenses:
Cost of operations	9	261,496	7,439	(6,240)	262,704
General and administration	(207)	52,886	617	—	53,296
Depreciation and amortization	1,206	48,103	263	—	49,572
Deferred costs	—	1,329	—	—	1,329
	1,008	363,814	8,319	(6,240)	366,901
Operating income (loss)	(1,008)	33,677	(178)	—	32,491

Other expense/(income), net:
Interest income	(21,696)	(214)	(335)	21,686	(559)
Interest expense	25,731	19,830	43	(21,686)	23,918
(Income) loss from equity method investments	(19,075)	(4,762)	—	19,075	(4,762)
Other income	(1,495)	(169)	—	—	(1,664)
Other expense/(income), net	(16,535)	14,685	(292)	19,075	16,933

Income (loss) before income taxes	15,527	18,992	114	(19,075)	15,558
Provision for income taxes	6,974	—	31	—	7,005

Net income (loss)	8,553	18,992	83	(19,075)	8,553
Preferred stock dividend	2,563	—	—	—	2,563
Net income (loss) available to common stockholders	$5,990	$18,992	$83	$(19,075)	$5,990

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non – Guarantors	Elimination	Consolidated
Revenues	$—	$422,749	$8,811	$(6,732)	$424,828

Operating expenses:
Cost of operations	970	278,944	6,535	(6,732)	279,717
General and administration	65	58,090	423	—	58,578
Depreciation and amortization	1,338	52,195	924	—	54,457
	2,373	389,229	7,882	(6,732)	392,752
Operating income (loss)	(2,373)	33,520	929	—	32,076

Other expense/(income), net:
Interest income	(27,676)	(365)	(427)	27,558	(910)
Interest expense	32,168	25,488	136	(27,558)	30,234
(Income) loss from equity method investments	(11,339)	(2,702)	—	12,063	(1,978)
Other income	(247)	(104)	—	—	(351)
Other expense/(income), net	(7,094)	22,317	(291)	12,063	26,995

Income (loss) before income taxes	4,721	11,203	1,220	(12,063)	5,081
Provision for income taxes	3,230	—	360	—	3,590

Net income (loss)	1,491	11,203	860	(12,063)	1,491
Preferred stock dividend	2,674	—	—	—	2,674
Net (loss) income available to common stockholders	$(1,183)	$11,203	$860	$(12,063)	$(1,183)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2006

(Unaudited)

(in thousands)

	Parent	Guarantors	Non – Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(5,914)	$67,428	$929	$—	$62,443
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(19,226)	—	—	(19,226)
Additions to property, plant and equipment
— growth	—	(36,552)	—	—	(36,552)
— maintenance	(1,283)	(49,889)	(436)	—	(51,608)
Payments on landfill operating lease contracts	—	(8,450)	—	—	(8,450)
Other	(3,000)	1,537	—	—	(1,463)
Net Cash Used In Investing Activities	(4,283)	(112,580)	(436)	—	(117,299)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	158,908	825	—	—	159,733
Principal payments on long-term debt	(103,476)	(1,105)	—	—	(104,581)
Proceeds from exercise of stock options	1,151	—	—	—	1,151
Intercompany borrowings	(47,411)	48,236	(825)	—	—
Net Cash Provided by (Used in) Financing Activities	9,172	47,956	(825)	—	56,303
Net increase (decrease) in cash and cash equivalents	(1,025)	2,804	(332)	—	1,447
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(3,408)	$12,950	$483	$—	$10,025

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non – Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$2,402	$54,359	$(958)	$—	$55,803
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,087)	—	—	(2,087)
Additions to property, plant and equipment
— growth	—	(25,757)	—	—	(25,757)
— maintenance	(910)	(50,545)	(1,137)	—	(52,592)
Payments on landfill operating lease contracts	—	(4,500)	—	—	(4,500)
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Other	(2,328)	2,218	—	—	(110)
Net Cash (Used In) Provided by Investing Activities	2,297	(80,671)	(1,137)	—	(79,511)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	239,950	—	—	—	239,950
Principal payments on long-term debt	(212,160)	(1,299)	—	—	(213,459)
Other	1,717	—	—	—	1,717
Intercompany borrowings	(32,210)	29,241	2,969	—	—
Net Cash Provided by (Used in) Financing Activities	(2,703)	27,942	2,969	—	28,208
Net increase in cash and cash equivalents	1,996	1,630	874	—	4,500
Cash and cash equivalents, beginning of period	(3,840)	10,747	522	—	7,429
Cash and cash equivalents, end of period	$(1,844)	$12,377	$1,396	$—	$11,929

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

Company Overview

Casella Waste Systems, Inc., together with its subsidiaries, is a vertically integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily throughout the eastern region of the United States. As of February 28, 2007, the Company owned and/or operated nine Subtitle D landfills, two landfills permitted to accept construction and demolition materials, 39 solid waste collection operations, 33 transfer stations, 39 recycling facilities and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 34.6% interest in a company that markets an incentive based recycling service.

The Company’s revenues increased from $130.6 million for the quarter ended January 31, 2006 to $133.5 million for the quarter ended January 31, 2007.  From May 1, 2002 through April 30, 2006, the Company acquired 45 solid waste collection, transfer, disposal and recycling operations. Between May 1, 2006 and January 31, 2007 the Company acquired 11 solid waste hauling operations. Under the rules of purchase accounting, the acquired companies’ revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

On January 29, 2007 the Company announced that a zoning amendment it proposed for its Hardwick, Massachusetts landfill failed to gain approval by the town.  As a result, the landfill, which has a carrying value of approximately $25.0 million, was ordered closed on February 4, 2007.  The Company is pursuing legal options to keep the landfill operating as a regional waste disposal resource.  The company has filed several appeals of decisions made by the Hardwick Zoning Board of Appeals which remain pending in Massachusetts Land Court.  In the event the Company exhausts its legal and other options to retain the Hardwick Landfill as a regional waste disposal resource, the Company will need to review this asset for a potential impairment charge.

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

In the “Other” segment, the Company has ancillary revenues comprising major customer accounts and earnings from equity method investees. The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, US GreenFiber LLC (“GreenFiber”).  The Company purchased membership interests, representing a 34.6% interest, in RecycleBank LLC (“RecycleBank”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.

The Company’s revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided.

Despite an increase in the absolute dollar amounts, collection revenues as a percentage of total revenues in the nine months ended January 31, 2007 were lower compared to the prior year, mainly because of the increase in landfill and recycling revenues.  Overall, the dollar increase in collection revenues in the three and nine months ended January 31, 2007, compared to the prior year, was due to the positive impact of acquisitions in the Central, Western and North Eastern regions and price increases throughout the solid waste segment.  These increases were partially offset by lower collection volumes, with the most significant impact coming from the South Eastern region.  The South Eastern region collection volumes declined as a result of overall market declines in construction activity.  The Central region collection volumes were down slightly in the three months ended January 31, 2007 mainly due to reductions in rolloff/industrial services because of economic and construction slowdowns in core markets.  Transfer volumes in the South Eastern and Central regions were also impacted by these market conditions, which mainly accounted for the decrease in transfer revenues in the three and nine-months ended January 31, 2007 compared to the prior year.

Landfill/disposal revenues as a percentage of total revenues increased in the nine months ended January 31, 2007 primarily due to the addition of the Chemung landfill in the Western region and the Colebrook closure project in the Central region.  Landfill price increases came from the North Eastern and Western regions in the nine months ended January 31, 2007, however, the price increases were partially offset by lower volumes in the South Eastern and North Eastern regions.

Recycling revenues are primarily from recycling facilities in the FCR region.  The increase in recycling revenue dollars for the three and nine months ended January 31, 2007 is primarily attributable to higher volumes and commodity prices from the Company’s existing facilities.  The dollar increase in the nine months ended January 31, 2007 was also due in part to the acquisition of Blue Mountain Recycling which included two recycling facilities and a small recyclable material transfer station.

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006		2007		2006		2007
Collection	$61,310	46.9%	$62,478	46.8%	$192,729	48.3%	$199,748	47.0%
Landfill / disposal facilities	24,167	18.5%	24,183	18.1%	73,928	18.5%	82,590	19.4%
Transfer	10,713	8.2%	9,255	6.9%	34,275	8.6%	33,200	7.8%
Recycling	34,407	26.4%	37,576	28.2%	98,460	24.6%	109,290	25.8%
Total revenues	$130,597	100.0%	$133,492	100.0%	$399,392	100.0%	$424,828	100.0%

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	68.2	67.3	65.8	65.8
General and administration	13.7	13.2	13.3	13.8
Depreciation and amortization	12.7	12.9	12.4	12.8
Deferred costs	1.0	0.0	0.3	0.0
Operating income	4.4	6.6	8.2	7.6
Interest expense, net	6.3	7.5	5.8	6.9
Income from equity method investments	(2.5)	(0.7)	(1.2)	(0.5)
Other income	(1.2)	0.0	(0.4)	(0.1)
Provision for income taxes	0.9	0.5	1.8	0.8
Net income (loss)	0.9%	(0.7)%	2.2%	0.5%

Three months ended January 31, 2007 versus January 31, 2006

Revenues - Revenues increased $2.9 million, or 2.2% to $133.5 million in the quarter ended January 31, 2007 from $130.6 million in the quarter ended January 31, 2006.  Revenues from the rollover effect of acquired businesses accounted for $1.6 million of the increase, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions and Colebrook, a newly acquired landfill closure project in the Central region.  Excluding the rollover effect of acquisitions, the FCR region revenue increased $1.3 million in the quarter ended January 31, 2007 compared to the quarter ended January 31, 2006 mainly due to higher volumes.

Cost of operations - Cost of operations increased $0.8 million or 0.9% to $89.8 million in the quarter ended January 31, 2007 from $89.0 million in the quarter ended January 31, 2006.  Cost of operations as a percentage of revenues decreased to 67.3% in the quarter ended January 31, 2007 from 68.2% in the prior year comparable period.  The percentage decrease in cost of operations expense is primarily due to lower third party disposal costs, lower maintenance and direct operating costs.

General and administration - General and administration expenses decreased $0.3 million, or 1.7% to $17.6 million in the quarter ended January 31, 2007 from $17.9 million in the quarter ended January 31, 2006, and decreased to 13.2% from 13.7% as a percentage of revenues.  The percentage decrease in general and administration expenses was due primarily to lower compensation, consulting costs and audit costs.

Depreciation and amortization - Depreciation and amortization expense increased $0.7 million, or 4.2%, to $17.2 million in the quarter ended January 31, 2007 from $16.5 million in the quarter ended January, 31, 2006.  Depreciation expense increased by $0.5 million between periods due to the effect of capital additions.  Landfill amortization expense increased by $0.4 million primarily due to the startup of the Colebrook closure project in the Central region, partially offset by a decrease due to lower volumes at the Worcester closure project.  Depreciation and amortization expense as a percentage of revenues increased to 12.9% for the quarter ended January 31, 2007 from 12.7% for the prior year comparable period.

Deferred costs.  As further time is required before the project is restarted, a charge of $1.3 million was recorded in the quarter ended January 31, 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill.

Operating income - Operating income increased by $3.0 million, or 51.7%, to $8.8 million in the quarter ended January 31, 2007 from $5.8 million in the quarter ended January 31, 2006 and increased to 6.6% as a percentage of revenues in the quarter ended January 31, 2007 from 4.4% for the quarter ended January 31, 2006.  Despite a decrease in revenues, the South Eastern region’s operating income increased year over year due primarily due to the write-off of development costs relating to the Templeton landfill taken in the prior year, as described above.  The Western region’s operating income increased in the quarter ended January 31, 2007 due to higher revenue levels as result of increased pricing and acquisition effect, while operating costs were down slightly year over year.  The Central and FCR region’s operating income remained relatively consistent with the prior year.  The North Eastern region’s operating income decreased year over year primarily due to higher landfill operating costs as well as interruptions in power production at the Maine Energy waste to energy facility due to boiler repairs.

Interest expense, net - Net interest expense increased $1.8 million, or 22.0% to $10.0 million in the quarter ended January 31, 2007 from $8.2 million in the quarter ended January 31, 2006.  This increase is attributable to higher average interest rates and higher debt levels in the quarter ended January 31, 2007 compared to the prior year comparable period.  Net interest expense, as a percentage of revenues, increased to 7.5% in the quarter ended January 31, 2007 from 6.3% in the quarter ended January 31, 2006.

Income from equity method investments - The income from equity method investment in the quarter ended January 31, 2007 relates to the Company’s 50% joint venture interest in GreenFiber and the Company’s 34.6% interest in RecycleBank.  GreenFiber reported income of which the Company’s share was $1.3 million in the quarter ended January 31, 2007, compared to income of $3.3 million in the quarter ended January 31, 2006.  GreenFiber revenue and income were down in the quarter ended January 31, 2007 due to a slowdown in new home construction, higher fiber prices and unseasonably warm weather.  RecycleBank reported a loss for the quarter ended January 31, 2007, of which the Company’s share was $0.3 million.

Other income - Other income in the quarter ended January 31, 2007 was $0.1 million compared to $1.5 million in the quarter ended January 31, 2006.  Other income in the quarter ended January 31, 2006 consisted primarily of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million.  At the time of sale, there was no book value associated with these warrants as they had been previously written off.

Provision for income taxes - Provision for income taxes decreased $0.4 million to $0.7 million in the quarter ended January 31, 2007 from $1.1 million in the quarter ended January 31, 2006.  The effective tax rate changed to 442.3% in the quarter ended January 31, 2007 from 47.1% in the quarter ended January 31, 2006 primarily due to lower pre-tax book income.  The high rate in the current period was due mainly to a lower level of book income and the add back of non-deductible items, including non-deductible stock option expense.

Nine months ended January 31, 2007 versus January 31, 2006

Revenues - Revenues increased $25.4 million, or 6.4% to $424.8 million in the nine months ended January 31, 2007 from $399.4 million in the nine months ended January 31, 2006.  Revenues from the rollover effect of acquired businesses accounted for $14.2 million of the increase, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions, a newly acquired landfill closure project in the Central region, the acquisition of three recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region.  The effect of acquisitions was partially offset by $0.5 million as a result of the transfer of a Canadian recycling operation to a former employee.  The revenue increase is also attributable to an increase in solid waste million, due to higher prices, accounting for $9.4 million, partially offset by decrease of $1.4 million primarily due to lower volumes in the Central, Western and South Eastern regions.  The South Eastern region reductions in volume were partially offset by revenues from the true-up of the Brockton closure project.  Excluding the rollover effect of acquisitions, FCR revenue increased $3.7 million in the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006 due to increases in volume and commodity pricing.

Cost of operations - Cost of operations increased $17.0 million, or 6.5% to $279.7 million in the nine months ended January 31, 2007 from $262.7 million in the nine months ended January 31, 2006.  Cost of operations as a percentage of revenues remained constant at 65.8 % in the nine months ended January 31, 2007 and 2006.

General and administration - General and administration expenses increased $5.3 million, or 9.9% to $58.6 million in the nine months ended January 31, 2007 from $53.3 million in the nine months ended January 31, 2006, and increased as a percentage of revenues to 13.8% in the nine months ended January 31, 2007 from 13.3% in the nine months ended January 31, 2006.  The dollar increase in general and administration expenses was due primarily to higher compensation which includes the adoption of SFAS No. 123(R), legal, and bad debt allowances.

Depreciation and amortization - Depreciation and amortization expense increased $4.9 million, or 9.9%, to $54.5 million in the nine months ended January 31, 2007 from $49.6 million in the nine months ended January 31, 2006.  Depreciation expense increased by $2.5 million between periods due to capital additions.  Landfill amortization expense increased by $2.7 million primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project.  Depreciation and amortization expense as a percentage of revenue increased to 12.8% for the nine months ended January 31, 2007 from 12.4% for the nine months ended January 31, 2006.

Deferred costs.  As further time is required before the project is restarted, a charge of $1.3 million was recorded in the nine months ended January 31, 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill.

Operating income - Operating income decreased slightly by $0.4 million, or 1.2%, to $32.1 million in the nine months ended January 31, 2007 from $32.5 million in the nine months ended January 31, 2006 and decreased as a percentage of revenues to 7.6% in the nine months ended January 31, 2007 from 8.1% in the nine months ended January 31, 2006.  All regions reported an increase in revenues year over year; however operating income for the solid waste regions was relatively flat as higher revenues were offset by higher operating costs as described above.  FCR’s operating income increased in the nine months ended January 31, 2007 compared to the prior year mainly due to the effect of acquisitions, higher volumes and commodity prices.

Interest expense, net - Net interest expense increased $5.9 million, or 25.2% to $29.3 million in the nine months ended January 31, 2007 from $23.4 million in the nine months ended January 31, 2006.  This increase is attributable to higher average interest rates along with higher debt levels in the nine months ended January 31, 2007 compared to the prior year period.  Net interest expense, as a percentage of revenues, increased to 6.9% for the nine months ended January 31, 2007 from 5.8% for the nine months ended January 31, 2006.

Income from equity method investments - The income from equity method investments for the nine months ended January 31, 2007, relates to the Company’s interests in GreenFiber and RecycleBank.  GreenFiber reported income of which the Company’s share was $2.7 million in the nine months ended January 31, 2007, compared to $4.8 million for the nine months ended January 31, 2006.  GreenFiber revenue and income were down for the nine months ended January 31, 2007 due to a slowdown in new home construction, higher fiber prices and unseasonably warm weather. RecycleBank reported a loss for the nine months ended January 31, 2007, of which the Company’s share was $0.7 million.

Other income - Other income for the nine months ended January 31, 2007 amounted to $0.3 million compared to $1.7 million in the nine months ended January 31, 2006.  Other income for the nine months ended January 31, 2007 consisted primarily of a dividend from the Company’s investment in Evergreen.  Other income in the nine months ended January 31, 2006 consisted primarily of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million.  At the time of sale, there was no book value associated with these warrants as they had been previously written off.

Provision for income taxes - Provision for income taxes decreased $3.4 million in the nine months ended January 31, 2007 to $3.6 million from $7.0 million in the nine months ended January 31, 2006.  The effective tax rate increased to 70.7% in the nine months ended January 31, 2007 from 45.0% in the nine months ended January 31, 2006 primarily due to lower pre-tax book income.  The high rate in the current period was due mainly to a lower level of book income and the add back of non-deductible items, including non-deductible stock option expense. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

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

The Company had a net working capital deficit of $14.1 million and $23.2 million at January 31, 2007 and April 30, 2006, respectively.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at January 31, 2007 was due to a higher current deferred income tax asset position due to projected utilization of loss carryforwards along with lower accounts payable associated with lower general business levels partially offset by higher accrued interest associated primarily with the Company’s senior notes.

On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America, N.A. is acting as agent.  The facility consists of a senior secured credit facility in the amount of $450.0 million, including a revolving credit facility of $360.0 million and a term B loan in the amount of $90.0 million.  This credit facility is secured by all of the Company’s assets, including the Company’s interest in the equity securities of the Company’s subsidiaries.  The senior credit facility matures on April 28 2010.  There are required annual principal payments on the term B loan of $0.9 million for three years, beginning July 31, 2007, with the remaining principal due at maturity.  The Company was in compliance with all covenants at January 31, 2007.

Further advances were available under the revolver in the amount of $139.2 million and $65.4 million as of January 31, 2007 and April 30, 2006, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $55.6 million and $57.7 million as of January 31, 2007 and April 30, 2006, respectively, at which dates no amounts had been drawn.

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

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars (“Collars”) for a notional amount of $80.0 million.  The Collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

As of January 31, 2007, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘Notes’’) which mature in January 2013.  The Notes contain covenants that restrict dividends, stock repurchases and other payments, and limit the incurrence of debt and issuance of preferred stock.  The Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

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

Net cash provided by operating activities amounted to $55.8 million for the nine months ended January 31, 2007 compared to $62.4 million for the same period of the prior fiscal year.  A decrease in net income of $7.1 million in the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006 was offset by higher depreciation and amortization expense of $4.9 million and higher depletion of landfill lease obligations of $0.9 million for the nine months ended January 31, 2007 compared to the same period of the prior fiscal year.  Depreciation expense increased by $2.2 million for the nine months ended January 31, 2007 compared to the prior year comparable period due to capital additions.  Landfill amortization expense increased by $2.7 million primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project.  Deferred taxes decreased $3.5 million for the nine months ended January 31, 2007.  Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $2.8 million for the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006.  Changes in accounts receivable amounted to a $1.4 million decrease for the nine months ended January 31, 2007 compared to a decrease of $3.3 million in the prior year comparable period.  The decrease in accounts payable during the nine months ended January 31, 2007 amounted to a $5.0 million decrease compared with a decrease of $3.9 million in the prior year comparable period.  The decrease is due to lower accounts payable at January 31, 2007 versus the prior year related to the timing of capital and other expenditures.  Changes in other assets and liabilities amounted to a $2.5 million increase for the nine months ended January 31, 2007 compared to a $6.0 million increase for the nine months ended January 31, 2006.  The decrease of  $3.5 million from the prior year is due primarily to the following: (1) lower accruals in the nine months ended January 31, 2007 associated primarily with various capital projects and other accruals resulting in a $3.5 million decrease, (2) reductions associated with higher net refundable income taxes amounting to $2.2 million decrease in the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006 partially offset by (3) lower payroll accruals at April 30, 2006 associated with year end bonus accruals amounting to a $1.9 million increase as well as (4) higher accrued interest associated with higher debt levels and interest rates amounting to $0.3 million.

Net cash used in investing activities was $79.5 million for the nine months ended January 31, 2007 compared to $117.3 million used in investing activities in the same period of the prior fiscal year.  The decrease in cash used in investing activities was due to (1) higher acquisition activity in the nine months ended January 31, 2006 when the Company acquired the entire membership interest in Blue Mountain Recycling, LLC, amounting to a $17.1 million reduction in acquisition activity in the nine months ended January 31, 2007, (2) lower capital expenditures in the nine months ended January 31, 2007 amounting to $9.8 million, (3) lower payments on landfill operating lease contracts amounting to a $3.9 million reduction as the Company made initial payments associated with the Chemung County landfill in the prior period and (4) the result of $5.5 million in funds becoming available from escrow associated with the Company’s revenue bonds during the nine months ended January 31, 2007.

Net cash provided by financing activities was $28.2 million for the nine months ended January 31, 2007 compared to $56.3 million in the same period of the prior fiscal year.  The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities in the current period.  The term B loan proceeds were used to pay down the revolver for no net change in total borrowings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $125.2 million of long-term debt at January 31, 2007.  The interest rate on the variable rate portion of long-term debt was approximately 7.49% at January 31, 2007.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.3 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of January 31, 2007, to minimize the Company’s commodity exposure, the Company was party to twenty-three commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended January 31, 2007, the impact on the Company’s operating income is estimated at $1.5 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2007, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)             Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay certain residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleges breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleges is due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint also seeks damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy.  The litigation brought by the Cities of Biddeford and Saco is currently in the discovery phase. Simultaneously, the Company is engaged in settlement negotiations with the City of Biddeford concerning the claims asserted in these actions and other matters, however, at this stage it is impossible to predict whether a settlement will be reached. After engaging in extensive settlement negotiations with the City of Saco, the Company has been notified by the City of Saco that it intends to terminate those negotiations and to litigate its claims for breach of the Waste Handling Agreement to conclusion.  In connection with the Company’s merger with KTI, the Company estimated the fair market value of Maine Energy as of the date the limited partner loans are anticipated to be paid in full, and recorded a liability equal to the applicable percentage of such amount. The obligation has been estimated by the Company at $5.3 million.  The Company believes that the possibility of material loss in excess of this amount is remote.  The Company has vigorously contested the claims asserted by the cities. The Company believes it has meritorious defenses to these claims.

On or about December 3, 2003, Maine Energy was served with a complaint filed in the United States District Court for the District of Maine. The complaint was a citizen suit under the federal Clean Air Act (“CAA”) and similar state law alleging (1) emissions of volatile organic compounds (“VOCs”) in violation of its federal operating permit; (2) failure to accurately identify emissions; and (3) failure to control VOC emissions through implementation of reasonably available control technology. In addition, the complaint alleged that Maine Energy was negligent and that the subject emissions cause odors and constitute a public nuisance. The allegations related to Maine Energy’s waste-to-energy facility located in Biddeford, Maine and its construction, installation and operation of a new odor control system which redirects air from tipping and processing buildings to a boiler building for treatment by three air vents. The complaint sought an unspecified amount of civil penalties, damages, injunctive relief and attorney’s fees. The court allowed the City’s requests to amend its complaint to assert (1) an additional CAA claim that Maine Energy filed with the Maine DEP a compliance certification for calendar year 2002 which failed to disclose required information concerning VOC emissions, and (2) an additional claim that the installation of the odor control system constituted a major modification under the Maine DEP air rules, which required Maine Energy to obtain emission offsets and to apply the most stringent level of emission control known as the Lowest Available Emission Rate or LAER. This latter amendment sought additional relief in the form of an order requiring that Maine Energy obtain emission offsets and apply LAER to emissions from its tipping and processing operations. On June 2, 2004, the City of Biddeford dismissed the subject complaint without prejudice while settlement negotiations take place. On or about May 25, 2004, Maine Energy received a revised 60-Day Notice of Intent to Sue under the CAA from the Cities of Biddeford and Saco. The Notice states that the Cities intend to refile suit under the CAA in the event that the ongoing settlement negotiations do not resolve the claims. On or about July 22, 2004 and March 28, 2005, Maine Energy received from the

United States Environmental Protection Agency (“the EPA”) a request for information pursuant to section 114(a)(1) of the CAA, which states that the EPA is evaluating whether the Maine Energy facility is in compliance with the CAA, CAA regulations, and licenses issued under the CAA.  On September 29, 2006, the EPA notified Maine Energy that the agency was not further pursuing any allegation that Maine Energy emits VOCs at levels in excess of 100 tons per year.

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

On March 10, 2005, the Zoning Enforcement Officer (“ZEO”) for the Town of Hardwick, Massachusetts rendered an opinion that a portion of the current Phase II footprint of the Company’s Hardwick Landfill is on land on Lot 1 that is not zoned for landfill activities. On April 7, 2005, the Company appealed the opinion to the Hardwick Zoning Board of Appeals (“ZBA”). On July 13, 2005, the ZBA denied the Company’s appeal. On August 1, 2005, the Company appealed the ZBA’s decision to the Massachusetts Land Court. The Company proposed a plan to implement an interim closure of the affected Lot 1 which included relocation of waste from an unlined area on Lot 2 (a lot unaffected by the decision) to the affected Lot 1. The ZEO issued a letter prohibiting the Company from relocating waste onto Lot 1. The Company appealed the ZEO decision to the ZBA and the ZBA denied the appeal on November 29, 2005. The Company appealed the ZBA decision to the Land Court and those Land Court appeals have been consolidated.  On January 18, 2006, the Massachusetts Attorney General approved new general bylaw articles of the town which, among other things, prohibit the use of construction and demolition debris as grading, shaping or closure materials. Such articles may have an adverse impact on the Company’s ability to relocate some or all of the waste onto the affected lot. On May 22, 2006, the ZEO issued an order (“Order”) which concluded that only a portion of the Hardwick Landfill’s operations on Lot 2 is on land that is grandfathered for purposes of zoning compliance.  In a May 22, 2006 letter, the ZEO clarified the Order by indicating that the portion of Lot 2 which is grandfathered is the so-called “unlined area” (estimated to be approximately 8.6 acres).  He also reported he would not enforce the Order pending HLI’s expected appeal and resolution of any such appeal by the Hardwick Zoning Board of Appeals (“ZBA”).   In June 2006, HLI and a local group opposed to the landfill each separately appealed the Order to the ZBA.  In October 2006, the ZBA issued a decision in the appeal filed by the opposition group, which overturned the Order and found that only 2.2 acres of Lot 2 are grandfathered, and therefore may serve as a landfill in that zoning district.  HLI appealed the ZBA decision to the Massachusetts Land Court on October 31, 2006.  In December 2006, the ZBA issued a decision denying HLI’s appeal of the May 2006 Order and clarification.  HLI appealed that decision to the Massachusetts Land Court in late December 2006.  On January 24, 2007, Hardwick held a special Town Meeting to vote on three articles, including one to create a landfill zoning district which would include Lots 1 and 2.  Although the Company obtained a 54% majority, the article failed to gain the needed two-thirds approval.  In February 2007, HLI suspended landfill operations, pending the outcome of the zoning appeals in the Land Court.  In the event the Company exhausts its legal and other options to retain the Hardwick Landfill as a regional waste disposal resource, it will need to review this asset for a potential impairment charge.  The carrying value of the landfill is approximately $25.0 million.

On November 16, 2005, the Town of Ware (adjacent to Hardwick) adopted regulations restricting truck traffic in a manner that affects certain routes into the landfill.  On December 20, 2005, the Company filed an action in Massachusetts Superior Court challenging the regulations and seeking a preliminary injunction.  On December 30, 2005, the Massachusetts Superior Court denied the preliminary injunction.  The Company filed a lawsuit in Massachusetts Superior Court seeking, among other relief, to invalidate the Ware Board of Health regulations.  In addition, the Hardwick Board of Health has proposed regulations which, if adopted, will prohibit most commercial solid waste truck traffic from the road leading to the Landfill through Hardwick.  The Company is monitoring the status of such proposed regulations.

On July 12, 2005, NCES received notice from the Office of the Attorney General of the State of New Hampshire that it has commenced an official investigation into allegations that asbestos was concealed in loads of construction and demolition debris from a hotel renovation, delivered to the NCES landfill by a third party, and disposed there on several occasions between 1999 and 2002.   NCES has cooperated fully in the investigation.  NCES is engaged in discussions with the Office of the Attorney General over the terms of a possible civil settlement regarding this matter.  The Company is not able to estimate the amount of the potential settlement although the Company does not believe the outcome of this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company offers no prediction of the outcome of these proceedings. However, there can be no guarantee that the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Casella Waste Systems, Inc.

Date: March 8, 2007	By:	/s/ Richard A. Norris
Richard A. Norris Officer
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

+ - Filed herewith

++ - Furnished herewith