Form 10-K
period 2007-04-30
CASELLA WASTE SYSTEMS INC
filed 2007-06-22
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $.01 per share par value

Securities registered pursuant to Section 12(g) of the Act:

None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2006 was $252,131,836. The Company does not have any non-voting common stock outstanding.

There were 24,332,420 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2007. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2007.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I—Business—“Executive Officers and Other Key Employees of the Company” and with respect to certain equity compensation plan information which is set forth under Part III—“Equity Compensation Plan Information”) have been omitted from this Annual Report on Form 10-K, because the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 1.                BUSINESS

Overview

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States. Our Company was founded in 1975 as a single truck operation in Rutland, Vermont and the business now operates in fourteen states. We operate vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, and Maine; and stand alone materials processing facilities in Pennsylvania, New Jersey, North Carolina, South Carolina, Tennessee, Georgia, Florida, Michigan, and Wisconsin.

As of May 31, 2007, the Company owned and/or operated 38 solid waste collection operations, 32 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 20.5% common stock interest in a company that markets an incentive based recycling service.

The long-term vision of the organization is to build a highly sustainable and profitable company by reinventing the way the world manages waste. We recognize that we live and operate in a closed-loop environment. Many other businesses are recognizing this same fact as globalization consumes the world’s resources and energy. Since we opened the first recycling facility in Vermont in 1977, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be firmly rooted in these same tenets today. Each day we strive to create long-term value for all our stakeholders: our customers, our employees, our communities, and our shareholders, by helping our customers and communities manage their resources in a sustainable and financially sound manner.

Strategy

During fiscal year 2007, after making significant progress with our landfill development growth initiative, we entered the next phase of our long-term business strategy. Our primary focus has shifted from new development projects to harvesting the cash flows from existing investments to repay debt. We believe that this evolution will further enhance our position as the leading, vertically-integrated regional solid waste services provider in the eastern United States.

From fiscal year 2003 through fiscal year 2007, we made strides in executing our landfill development growth initiative by adding significant total and annual permitted disposal capacity within our solid waste footprint, primarily through our partnership model.  Total and annual disposal capacity additions resulted from: (1) the addition of four new landfills (Southbridge landfill in Massachusetts; Ontario County landfill in New York; Juniper Ridge landfill in Maine; and Chemung County landfill in New York); and (2) permit expansions at our existing landfills.  Since April 30, 2003, we have added 64.5 million tons of permitted and permittable total landfill capacity to our solid waste business, bringing the total landfill capacity to 94.1 million tons as of April 30, 2007.  During this same period, we have added 1.7 million tons of annual disposal capacity bringing the total to 3.1 million as of April 30, 2007.  We believe that this landfill capacity is the core long-term foundation of the business.

Our operating and financial objectives going forward are to generate positive free cash flow and increase shareholder returns by balancing the following objectives: (1) profitable revenue growth; (2) cost reductions, continuous improvement, and innovation; and (3) efficient capital deployment.

Revenue Growth

We are focused on profitable revenue growth in three primary areas: (1) landfill development; (2) pricing discipline and organic growth; and (3) accretive acquisitions.

Four years ago, we set an initiative to add disposal capacity to the solid waste franchise to strengthen our market position and to create a sustainable long-term franchise. With the addition of this capacity, the strategic emphasis has shifted to a focus on harvesting free cash flow and generating an appropriate return on invested capital at the new and existing landfill sites. To increase the return on invested capital, we are focused on: increasing annual permitted capacity; converting one C&D (construction and demolition) landfill to a MSW (municipal solid waste) landfill; and increasing internalization of waste through better integration of assets and increased penetration of existing markets.

Over the past two years, we have realigned the sales organization with the addition of a new Vice President of Sales and the introduction of a new pricing discipline. Key elements of the program are: pricing models for new and existing collection customers with profitability analysis at the account level; a restructured account turnover tracking system; the introduction of a prospect database management system; and realigned incentive compensation for the sales team.

To further enhance the return on solid waste and recycling investments, management is committed to a tuck-in and strategic acquisition program. Tuck-in acquisitions are highly accretive because the acquired customer accounts are added to existing routes to increase route density, asset utilization, and internalization of waste to our landfill sites. Tuck-in acquisitions effectively increase the vertical integration of the waste stream and maximize pricing control and cash flows. We will also look to opportunistically acquire or operate strategically located solid waste or recycling operations that will further enhance the current investment in our existing infrastructure.

Cost Reductions, Continuous Improvement, and Innovation

During the fourth quarter of fiscal year 2007, we began the process of consolidating select divisions into a market area management structure. As we grew through acquisitions over the past 20 years, separate management teams were maintained for many entities, adding cost and complexity to our business structure. We believe that the market area restructuring will: (1) enable our managers to better manage waste flows and service customers; (2) reduce management and accounting overhead costs; and (3) streamline the accounting process and simplify Sarbanes-Oxley testing.

We continue to search for the best practices throughout our organization and implement these solutions through standardized continuous improvement programs. The goals of these programs are to enhance customer service, increase safety for our employees, and to reduce operating and administrative costs. We have implemented continuous improvement programs in safety, productivity, maintenance, customer service, environmental compliance, and procurement.

The main focal point of the continuous improvement programs is the emphasis on building our people at all levels in the business. We have invested significant time and corporate resources in hiring the right people, providing technical training and resources, and creating incentives to retain and reward our key employees. Specific programs in leadership development, selection, driver and mechanic training, and safety have given our people the right tools to excel in their roles.

Our Company believes that continuous improvement goes beyond what we are doing today as an organization to make the workplace safer and to reduce costs; the concept is broader, and extends to the challenge of continually adding value for our customers, employees, communities, and shareholders into the future. To drive innovation at all levels of the organization, we have created an infrastructure to capitalize on the innovative ideas of all employees.

An example is our ability to link recycling and transformational environmental approaches to meet the constantly evolving resource management needs of communities, businesses and homeowners throughout our operating regions. One of the most successful and innovative programs that we have introduced is the SEED™ (Sustainable Environmental Economic Development) program. The SEED™ program seeks to align the interests of all stakeholders around the development of a sustainable solid waste infrastructure. We have successfully utilized this concept to win four landfill operating lease contracts during the past four years, which have helped to build a long-term landfill franchise in our solid waste footprint.

Capital Deployment

Our deployment of capital has evolved with our business strategy during the past year from a focus on growth capital to debt repayment and positive free cash flow generation. We are focused on three main areas: (1) improving operations through divestitures, swaps or closures; (2) reducing growth capital expenditures associated with existing landfill development; and (3) pursuing select strategic investment opportunities.

During the fourth quarter of our fiscal year 2007, we announced a plan to divest, swap, or close underperforming and non-strategic operations amounting to $22.0 million of annual revenues. The assets are expected to be swapped or divested during the next fiscal year. In the central Massachusetts’ market, our strategy is to migrate away from lower margin Construction & Demolition (C&D) business towards higher margin MSW business. As a first step, on April 30, 2007, we divested our Holliston, Massachusetts transfer station.

We have invested approximately $200.0 million of capital during the past four years to acquire and develop strategically located landfill capacity. Capital spending was elevated during this period as we built-out 25 to 30-year infrastructure and met contractual obligations associated with operating leases at the landfill facilities. The heightened growth capital investment for existing landfill development projects is largely completed and our focus has shifted to extracting appropriate returns from the invested capital.

Innovation and long-term strategic investments remain important to the organization, especially within the context of the growing trend in society and business to recognize the importance of sustainability and managing natural resources. We have built our business over the past 30 years by continually meeting customer needs with solutions that add value to their businesses and communities. Investments in resource management programs such as: single-stream recycling, landfill gas-to-energy projects, glass beneficiating, and incentive based recycling: position our Company well for the evolution of our industry from waste management to resource management.

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

Material Recycling Facilities.   Our material recycling facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR, we operate 19 MRFs in geographic areas not served by our collection divisions or disposal facilities and four in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs are large-scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within our core solid waste services market area has generally maintained primary responsibility for recycling efforts.

Disposal Facilities.   We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.   The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2005, 2006 and 2007, for landfills we operated during the years then ended:

	April 30, 2005			April 30, 2006			April 30, 2007
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of year	15,307	50,337	65,644	25,681	56,008	81,689	24,076	62,577	86,653
Acquisitions(3)	—	—	—	1,243	3,288	4,531	—	—	—
New expansions pursued(4)		16,830	16,830	—	2,182	2,182	—	10,283	10,283
Permits granted(5)	11,453	(11,453)	—	349	(349)	—	15,467	(15,864)	(397)
Airspace consumed	(2,527)	—	(2,527)	(2,889)	—	(2,889)	(2,904)	—	(2,904)
Changes in engineering estimates	1,448	294	1,742	(308)	1,448	1,140	513	(27)	486
Balance, end of year	25,681	56,008	81,689	24,076	62,577	86,653	37,152	56,969	94,121

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

(3)                The increase in fiscal year 2006 acquired airspace capacity is due to our Chemung landfill operating contract.

(4)                The increase in fiscal year 2005 is primarily due to a determination of additional permittable airspace capacity at our Hyland, Juniper Ridge and Waste USA landfills. The increase in fiscal year 2006 is due to a determination of additional permittable airspace capacity at our Southbridge and Clinton County landfills. The increase in fiscal year 2007 is primarily due to a determination of additional permittable airspace capacity at our Ontario and Clinton County landfills. This caption does not include certain expansion capacity which we are seeking at our NCES landfill. Because expansion capacity at our NCES landfill has been the subject of litigation, the capacity associated with the litigation, 1.1 million tons with an estimated useful life of 8.0 years, has been omitted.

(5)                The increase in permitted airspace capacity in fiscal 2005 is associated with permits obtained at our Ontario, Juniper Ridge and Waste USA landfill facilities. The increase in permitted airspace capacity in fiscal 2007 is associated with permits received at our Hyland, Hakes, Pine Tree and Waste USA landfill facilities.

NCES.   The North Country Environmental Services (“NCES”) landfill located in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain contiguous Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and C&D material with no annual permit cap. Since the purchase of this landfill in 1994, we have experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2005, we received approval for additional permitted capacity within the original 51 acres, which we expect to last into fiscal year 2010. The site also includes, as permittable airspace, an additional 1.1 million tons within the existing 51 acre footprint. This will extend the site life by approximately eight years to 2018.

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

Waste USA.   The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds throughout Vermont. The landfill is permitted to accept residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since our purchase of this landfill in 1995, we have expanded its capacity which we expect to last through approximately fiscal year 2030. In fiscal year 2005, the annual permit was increased from 240,000 to 370,000 tons.

Clinton County.   The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County and the landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren, Washington, and Saratoga Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes municipal solid waste, construction and demolition debris, and special waste which is approved by regulatory agencies. The facility is currently pursuing a multi-year landfill expansion permitting process which, if successful, would provide considerable additional volume. We have modified the lease agreement with the Town and County to accommodate permitted and permittable airspace.

Pine Tree.   The Pine Tree landfill is located in Hampden, Maine. It is a secure, special waste landfill, permitted to accept construction and demolition debris, ash from municipal solid waste incinerators and fossil fuel boilers, sandblast grits, oily waste and oil spill debris, non-friable asbestos, and other approved special wastes. There are no tonnage limitations at Pine Tree Landfill. In November 2006 a phased closure of the landfill was approved by the Town of Hampden and the Maine Department of Environmental Protection, which will require cessation of waste acceptance by December 31, 2009. As of May 1, 2007, potentially odiferous waste has been excluded from the landfill, including sludges, front-end processing residues (“FEPR”), and bypass MSW.

Juniper Ridge.   On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator of that facility under a 30 year operating and services agreement between us and the State of Maine. The landfill was originally licensed in 1993 as a generator-owned landfill for disposal of pulp and papermaking residuals generated by the Georgia-Pacific Mill, with an approved capacity of 3.3 million cubic yards. The Maine DEP permitted 6.9 million cubic yards of capacity in fiscal year 2005. The site is located on a 780-acre parcel of property with 68 acres currently dedicated for waste disposal. The site has sufficient acreage within the 780 acres to permit the additional airspace required for the term of the 30 year operating and services agreement. The site is currently permitted to take construction and demolition debris, ash from municipal solid waste incinerators and fossil fuel boilers, FEPR and bypass municipal solid waste (MSW) from waste-to-energy facilities, treatment plant sludges and biosolids sandblast grits, oily waste and oil spill debris, and other approved special wastes from within the state of Maine. There are no annual tonnage limitations at Juniper Ridge landfill.

Southbridge.   On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre construction and demolition recycling facility and a 52-acre landfill currently permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. The contract has a remaining life of nine years and is renewable by us for four additional five-year terms or until the landfill has reached full capacity, whichever is greater. In May, 2007, we finalized an amendment to our contract with the Town of Southbridge which would allow the company to seek approvals to convert the landfill from C&D to municipal solid waste and to increase the annual tonnage to 405,000 tons per year of municipal solid waste. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits. The landfill is currently permitted to accept up to 180,960 tons per year, consisting of 156,000 tons of construction and demolition material and 24,960 tons of municipal solid waste.

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

Hyland.   The Hyland landfill, located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept all residential and commercial municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility is located on a 600-acre property, which represents considerable additional expansion capabilities. In 1999, as part of a long-term settlement with the Town of Angelica, we entered into an agreement requiring a permissive referendum to expand beyond a pre-agreed footprint. During the 2004 local elections, the town passed the required permissive referendum related to the future expansion of the site. The technical permitting process is complete. The permit was issued in December, 2006 for an additional 11.0 million cubic yards representing approximately 6.3 million tons of additional capacity. The landfill is currently permitted to accept approximately 312,000 tons annually, and we are currently seeking a minor modification to expand annual permitted tonnage by an incremental 153,000 tons per year.

Ontario.   We have entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County Landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of a 387-acre landfill permitted to accept 624,000 tons per year of municipal solid waste. During fiscal 2005 we received a permit modification for an additional 3.9 million tons. Additional potential expansions amount to an estimated 13.7 million tons. The Ontario site also houses a single stream recycling facility and a landfill-gas-to energy plant producing seven mgw/hr of power.

Hakes.   The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. The lead permitting agency, NYSDEC, has accepted the final supplemental environmental impact statement and all permits were received in November, 2006 representing an additional 5.8 million cubic yards or approximately 3.7 million tons. We have entered into a revised long-term host community agreement related to the expansion of the facility. In November 2003 we were successful in securing an increase of our permitted volume capacity to approximately 306,000 tons annually, and we are currently seeking a minor modification to expand annual permitted tonnage by an incremental 110,000 tons per year.

Chemung.   We have entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste including the Chemung County Landfill, which is located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of 37.8 active acres permitted to accept 120,000 tons of municipal solid waste per year and 12.8 active acres permitted to accept 20,400 tons of construction and demolition material per year. We are pursuing an increase in annual permitted volumes through a minor modification to the existing permit which could expand municipal solid waste volumes by 60,000 tons annually. The landfill has further expansion capabilities of an additional 25 acres and an estimated 5.1 million cubic yards, representing approximately 3.3 million tons.

Closure Projects and Closed Landfills

In April 2005, we started operations at the Worcester, MA landfill, a closure project with approximately 2.4 million tons of available capacity as of April 30, 2007. In January 2006, we assumed the closure contract for this landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4.6 million.

In addition, in December, 2005, through an agreement with the Town of Colebrook, NH, we began accepting non hazardous waste to shape, cap, and close that Town’s landfill site. Approximately 237,000 tons of capacity remains as of April 30, 2007.

The Worcester and Colebrook landfills are not included in the above table of remaining landfill capacity. In addition, we own and/or operated six unlined landfills and one lined landfill which are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, was closed following the defeat of a proposed amendment to the Hardwick zoning bylaws at a Hardwick Town Meeting held in January 2007. Following such closure, the Company reviewed its options available and efforts to overturn the adverse decisions of the Town of Hardwick and its Zoning Board of Appeals, including the Company’s pending litigation and its efforts to effect a reconsideration of the adverse Town

Meeting votes. In connection with such review, the Company assessed the likelihood of a successful outcome in relation to the expected costs of those efforts, and on the basis of the assessment the Company decided to cease such efforts. As a result, the Company recorded an impairment charge of $26.9 million which reflects the write-off of the net book value of the facility and includes an estimated $8.2 million in future cash expenditures on capping, closure and post closure of the landfill, $2.3 million of which had been previously accrued as part of normal operations.

Operating Segments

We manage our solid waste operations on a geographic basis through four regions, which we have designated as the North Eastern, South Eastern, Central and Western regions and which each include a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations (See Note 21 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our five operating segments).

Within each geographic region, we organize our solid waste services around smaller areas that we refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities, some of which may be owned and operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each of these divisions is managed as a separate profit center, but operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds. During the fourth quarter of fiscal year 2007, we began the process of consolidating select divisions into a market area management structure.

Through its 23 material recycling facilities and 1 transfer station, FCR services 31 anchor contracts, which are long-term commitments of five years or greater which guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 23 FCR material recycling facilities process recyclables collected from approximately 3.0 million households, representing a population of approximately 10.4 million people.

The following table provides information about each solid waste region and FCR (as of May 31, 2007 except revenue information, which is for the fiscal year ended April 30, 2007).

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Revenues (in millions)	$117.8	$67.8	$126.0	$108.1	$102.4
Solid waste collection operations	7	6	12	13	—
Transfer stations	3	3	14	11	1
Recycling facilities	5	2	5	3	23
Subtitle D landfills	Pine Tree Juniper Ridge		NCES Waste USA Clinton County	Hyland Ontario Chemung	—
Other disposal facilities(1)	Maine Energy	Southbridge	—	Hakes	—

(1)          In addition to the disposal facilities shown above, in April 2005, we started operations at the Worcester, MA landfill, a closure project with approximately 2.4 million tons of available capacity as of April 30, 2007. In December, 2005, through an agreement with the Town of Colebrook, NH, we began accepting non hazardous waste to shape, cap, and close that Town’s landfill site. Approximately 237,000 tons of capacity remains as of April 30, 2007.

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

South Eastern region.   We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. and through the acquisition of smaller independent operators. In this region, we rely to a large extent on third party disposal capacity. We believe we have a greater opportunity to increase our internalization rates and operating efficiencies in the South Eastern region through our operating contract with the Town of Southbridge to operate the Southbridge landfill which is currently permitted to accept 156,000 tons of construction and demolition material and 24,960 tons of municipal solid waste annually. In May 2007 the Town and the company agreed to amend the operating contract to allow the company to seek approvals to convert the landfill from C&D to municipal solid waste and to increase the annual tonnage to 405,000 tons per year of municipal solid waste. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits.

During the fourth quarter of fiscal year 2007, we completed the sale of the assets of the Holliston Transfer Station for cash sale proceeds of $7.4 million.  The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of the Holliston Transfer Station have been reclassified from continuing to discontinued operations in fiscal years 2005 and 2006 and the operating results for fiscal year 2007 are classified as loss from discontinued operations.  Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.7 million has been recorded and classified as a loss on disposal of discontinued operations.

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

Our primary competition in the Central region comes from Waste Management, Inc. and Allied Waste Industries, Inc. in the larger population centers (primarily southern New Hampshire and

Eastern New York) and from smaller independent operators in the more rural areas. As our most mature region, we believe that future operating efficiencies will be driven primarily by improving our core operating efficiencies, offering increased recycling capabilities such as single stream processing, and providing enhanced customer service.

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

While we have achieved strong market positions in this region, we remain focused on increasing our vertical integration through expansion of annual permitted capacity at existing landfills and densification of hauling businesses that can internalize waste to our landfills. In the Western region, where we own the Hyland and Hakes landfills and operate the Ontario and Chemung County landfills, our strategy is to expand annual landfill permits to drive return on invested capital and cash flows. Future opportunities may exist to replicate our strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, and we expect that we would pursue these opportunities if it enhances our shareholder returns.

Our primary competitors in the Western region are Waste Management, Inc. and Allied Waste Industries, Inc. in the larger urban areas and smaller independent operators in the more rural markets.

FCR Recycling.   FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 23 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long-term contracts. Nine of FCR’s facilities are leased, eight are owned and six are operated under contracts. In fiscal year 2007, FCR processed and marketed approximately 1.3 million tons of recyclable materials. FCR’s facilities are principally located in key urban markets, including Connecticut; North Carolina; New Jersey; Florida; Tennessee; Georgia; Michigan; New York; South Carolina; Massachusetts; Wisconsin; Maine; and Pennsylvania.

A significant portion of the material provided to FCR is delivered pursuant to 31 anchor contracts, which are long-term contracts. The anchor contracts generally have an original term of five to ten years and expire at various times between 2007 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-fifth of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2007, 48% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2007, we were party to 23 commodity hedge contracts. These contracts expire between June 2007 and November 2008.

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

During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (Data Destruction) for cash sale proceeds of $3.0 million. This shredding operation had been historically accounted for as a component of continuing operations as part of the FCR Recycling region up until its sale. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of Data Destruction were reclassified from continuing to discontinued operations. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

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

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in US GreenFiber LLC (“GreenFiber”), a joint venture with Louisiana-Pacific. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has fourteen manufacturing facilities, located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Denver, Colorado; Albany, New York; Waco, Texas; East St. Louis, IL; and Salt Lake City, UT. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 68% of its raw material costs, and is a major purchaser of FCR Recycling fiber material produced at various facilities. GreenFiber, which we account for under the equity method, had revenues of $186.3 million for the twelve months ended April 30, 2007. For the same period, we recognized equity income from GreenFiber of $2.1 million.

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

The insulation industry is highly competitive and labor intensive. In our cellulose insulation manufacturing activities, GreenFiber, our joint venture with Louisiana-Pacific Corporation, competes primarily with manufacturers of fiberglass insulation such as Owens Corning, Certain Teed Corporation and Johns Manville. These manufacturers have significant market shares and are substantially better capitalized than GreenFiber.

Marketing and Sales

We have a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. Casella seeks to differentiate itself in the marketplace by offering customers value-added resource management solutions and quality service. Our business strategy has been tied to creating a sustainable resource management model for over thirty years and we continue to emphasize these value-added services today.

The sales and marketing organization has been realigned during the past two years to incorporate a standardized pricing discipline, provide enhanced sales tools, and to further build Casella brand equity. The realigned sales program integrates: an updated sales incentive program tied to customer profitability, new sales, and account turnover; standardized pricing models for new and existing collection customers with profitability analysis at the account level; a restructured account turnover tracking system; and the introduction of a prospect database management system. The prospect database enables the sales force to identify and sell new collection customers at a profitable level as well as increasing the density of existing routes. The prospect database is augmented by traditional sales techniques, such as leads developed from new building permits, business licenses and other public records.

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

Employees

As of May 31, 2007, we employed approximately 2,800 people, including approximately 550 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 2,250 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 138 of our employees are covered by collective bargaining agreements. We believe relations with our employees to be satisfactory.

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

Effective July 1, 1999, we established a captive insurance company, Casella Insurance Company, through which we are self-insured for worker’s compensation and, effective May 1, 2000, automobile coverage. Our maximum exposure in fiscal 2007 under the worker’s compensation and automobile plan is $1.0 million and $0.8 million, respectively, per individual event, after which reinsurance takes effect.

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

Maine Energy is contractually required to sell all of the electricity generated at its facilities to Central Maine Power, an electric utility, pursuant to a contract that expires in 2012, and guarantees 100% of its electricity generating capacity to CL Power Sales One, LLC, pursuant to a contract that expires in fiscal year 2008.

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

Raw Materials

Maine Energy received approximately 22% of its solid waste in fiscal year 2007 from 19 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

In fiscal year 2007, FCR received approximately 56% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The primary raw material for our insulation joint venture is newspaper. In fiscal year 2007, GreenFiber received approximately 13% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

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

Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular privately-owned facility. However, on April 30, 2007, the U.S. Supreme Court upheld a U.S. District Court ruling that the flow control regulations in Oneida and Herkimer Counties in New York requiring trash haulers to use publicly-owned transfer stations are constitutional, and therefore valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, we may elect not to challenge such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our waste-to-energy business is dependent upon our ability to sell the electricity generated by our facility to an electric utility or a third party such as an energy marketer. Maine Energy currently sells electricity to an electric utility under a long-term power purchase agreement. Under this agreement, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour (“kWh”), which escalates annually by 2% (9.41 cents per kWh as of April 30, 2007). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine. When that agreement expires, or if the electric utility were to default under the agreement, there is no guarantee that any new agreement would contain a purchase price as favorable as the one in the current agreement.

Executive Officers and Other Key Employees of the Company

Our executive officers and other key employees and their respective ages as of May 31, 2007 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	56	Chairman, Chief Executive Officer and Secretary
James W. Bohlig	60	President, Chief Operating Officer and Director
Richard A. Norris	63	Senior Vice President, Chief Financial Officer and Treasurer
Charles E. Leonard	52	Senior Vice President, Solid Waste Operations
Other Key Employees
Donald A. Wallgren	65	Senior Vice President of Permitting, Compliance, Engineering & Construction
Timothy A. Cretney	43	Regional Vice President
Christopher M. DesRoches	49	Vice President, Selection and Training
Sean P. Duffy	47	Regional Vice President
Joseph S. Fusco	43	Vice President, Communications
William Hanley	53	Vice President, Sales and Marketing
Larry B. Lackey	46	Vice President, Permitting, Compliance and Engineering
Brian G. Oliver	45	Regional Vice President
Eric Reibsane	38	Vice President and Chief Information Officer
Alan N. Sabino	47	Regional Vice President
David L. Schmitt	56	Vice President, General Counsel
Gary R. Simmons	57	Vice President, Fleet Management
Michael J. Wall	47	Regional Vice President

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

Eric Reibsane has served as our Vice President and Chief Information Offices since May 2007. From 2000 to 2007, Mr. Reisbane served as Chief Information Officer for the Asplundh Tree Expert Company. Mr. Reibsane holds a Bachelor of Science—Information Systems Management degree from Saint Leo College.

Alan N. Sabino has served as our Central Regional Vice President since July 1996. From 1995 to July 1996, Mr. Sabino served as a Division President for Waste Management, Inc. From 1985 to 1994, he served as Region Operations Manager for Chambers Development Company, Inc., a waste management company. Mr. Sabino is a graduate of Pennsylvania State University.

David L. Schmitt has served as our Vice President and General Counsel since May, 2006. Prior to that, Mr. Schmitt was President of his privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC. He further served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a large box retailer in the northeast United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc. He is admitted to the Bar of Pennsylvania, and earned a Bachelor of Arts degree from The Pennsylvania State University, and his Juris Doctor from Duquesne University School of Law.

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

The Company’s leverage will further increase as the Company will be required to redeem its outstanding Series A redeemable preferred stock on August 11, 2007. The aggregate redemption price is expected to be approximately $75.1 million. The Company will need to utilize its revolving credit facility to effect this redemption.

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

The Company is subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. The Company’s waste-to-energy facility is subject to regulations limiting discharges of pollution into the air and water, and the Company’s solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If the Company is not able to comply with the requirements that apply to a particular facility or if the Company operates without necessary approvals, the Company could be subject to civil, and possibly criminal, fines and penalties, and the Company may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. The Company may not have sufficient insurance coverage for the Company’s environmental liabilities. Those costs or actions could be significant to the Company and impact the Company’s results of operations, cash flows, as well as the Company’s available capital.

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

The Company’s results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. The Company’s recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond the Company’s control. Although the Company seeks to limit the Company’s exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in the Company’s period-to-period results of operations.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company’s fleet of trucks, price escalations for fuel increase the Company’s operating expenses. In fiscal year 2007, the Company used approximately 7.5 million gallons of diesel fuel in the Company’s solid waste operations. Effective May 1, 2003, the Company implemented a fuel surcharge program, based on a fuel index, to recover fuel cost increases arising from price volatility. This program was revised effective May 1, 2005 to cover oil and lubricants as well as fuel. The surcharge has been passed on to all customers where their contracts permit.

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

Labor unions regularly make attempts to organize the Company’s employees, and these efforts will likely continue in the future. Certain groups of the Company’s employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, the Company’s revenues could decrease and the Company’s operating expenses could increase, which could adversely affect the Company’s financial condition, results of operations and cash flows. As of May 31, 2007, approximately 4.9% of the Company’s employees involved in collection, transfer, disposal, recycling, waste-to-energy or other operations were represented by unions.

The Company’s Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of the Company’s Class B common stock are entitled to ten votes per share and the holders of the Company’s Class A common stock are entitled to one vote per share. At May 31, 2007, an aggregate of 988,200 shares of the Company’s Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company’s Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company’s Board of Directors. Based on the number of shares of common stock and Series A redeemable convertible preferred stock outstanding on May 31, 2007, the shares of the Company’s Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 28.3% of the aggregate voting power of the Company’s stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

At May 31, 2007, we owned and/or operated eight subtitle D landfills, two landfills permitted to accept construction and demolition materials, 32 transfer stations, 22 of which are owned, six of which are leased and four of which are under operating contract, 38 solid waste collection facilities, 25 of which are owned and 13 of which are leased, 38 recyclable processing facilities, 16 of which are owned, 15 of which are leased and seven of which are under operating contracts, one waste-to-energy facility, and we utilized ten corporate office and other administrative facilities, three of which are owned and seven of which are leased (See Item 1—Business section of this Form 10-K for property information by operating segment).

ITEM 3.                LEGAL PROCEEDINGS

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay certain residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleged breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleged was due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint sought damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. As the result of extensive settlement negotiations with the City of Biddeford concerning this lawsuit and other matters, the lawsuit filed by the City of Biddeford has been resolved by a settlement between the parties, effective March 1, 2007, and the lawsuit was dismissed with prejudice on or about May 8, 2007. On June 18, 2007, the Company and the City of Saco agreed to settle their dispute under the terms of a mutual release and settlement agreement, whereby the Company will pay the City of Saco $1.4 million and the City of Saco will release the Company from any further residual cancellation payment obligations. The Company provided for the residual cancellation payment obligations to the City of Biddeford and the City of Saco in prior years in amounts sufficient to cover the settlements.

The New Hampshire Superior Court in Grafton County, NH (the “Superior Court”) ruled on February 1, 1999 that the Town of Bethlehem, NH (the “Town”) could not enforce an ordinance prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the New Hampshire Supreme Court (the “Supreme Court”) denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief. On December 4, 2001, the Town filed an answer and counterclaims seeking authorization to assert site plan review over Stage III and the methane gas utilization/leachate handling facility operating in connection with Stage III, as well as an order declaring that the ordinance prohibiting landfills applies to Stage IV expansion. On April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court’s ruling to the Supreme Court. On March 1, 2004, the Supreme Court affirmed that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments, thereby restoring such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the two remaining issues remanded by the Supreme Court, which are whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. The trial date has been continued to October 2007. NCES’s March 2007 application to the New Hampshire Department of Environmental Services for an amendment to the Stage IV permit enabling it to construct all of the Stage IV capacity within the 51 acres may, if granted, affect which of the parties’ claims will be adjudicated at the October 2007 trial.

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

On April 6, 2007, a former employee of the Company’s subsidiary Northeast Waste Services, Inc. sued a current employee of the Company for injuries sustained by the former employee due to alleged workplace negligence. Although the claim is not against the Company, the Company has a duty to defend under its business auto policy and will be liable for any damages up to the Company’s deductible limit, but will have a lien against any recovery to recover any worker’s compensation payments made by the Company to the former employee. No discovery has occurred in the case and the Company is unable to predict the probability of the outcome or any range of potential loss.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “CWST”. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq Global Select Market.

Period	High	Low
Fiscal Year Ending April 30, 2006
First quarter	$13.57	$10.88
Second quarter	$13.87	$11.67
Third quarter	$13.84	$11.36
Fourth quarter	$15.76	$12.60
Fiscal Year Ending April 30, 2007
First quarter	$16.48	$11.35
Second quarter	$13.88	$10.01
Third quarter	$12.95	$10.30
Fourth quarter	$12.62	$8.86

On May 31, 2007, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq Global Select Market were $10.79 and $10.67, respectively. As of May 31, 2007 there were approximately 488 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

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

Stock Performance Graph

The stock performance graph below compares the percentage change in cumulative stockholder return on Class A common stock for the period from April 30, 2002 through April 30, 2007, with the cumulative total return on The NASDAQ Stock Market (U.S. & Foreign) Index and the Company’s Industry Peer Group on The NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2002 of $100.00 in Class A common stock of the Company at the closing price on such date, in The NASDAQ Stock Market (U.S. & Foreign) Index and the Company’s Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on the Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Casella Waste Systems, Inc., The NASDAQ Composite Index And A Peer Group

* $100 invested on 4/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending April 30.

	April 30, 2002	April 30, 2003	April 30, 2004	April 30, 2005	April 30, 2006	April 30, 2007
Casella Waste Systems, Inc.	100.00	69.07	117.41	95.47	125.91	75.30
NASDAQ (U.S. and Foreign)	100.00	84.83	114.47	114.98	142.84	156.41
Peer Group	100.00	84.60	116.93	102.12	117.06	136.52

(1)          The selected peer group is comprised of securities of Waste Industries USA, Inc. and Waste Connections, Inc.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2005, 2006 and 2007, and the consolidated balance sheets as of April 30, 2006 and 2007 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2003 and 2004, and the consolidated balance sheet data as of April 30, 2003, 2004 and 2005 are derived from previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$408,408	$426,854	$471,323	$515,172	$546,990
Cost of operations	268,157	276,194	302,061	339,945	360,652
General and administration	54,306	57,051	62,166	67,111	74,855
Depreciation and amortization	47,710	59,409	65,432	64,383	71,740
Impairment and closing charge	4,864	1,663	—	—	26,892
Development project charges	—	—	295	1,329	752
Operating income	33,371	32,537	41,369	42,404	12,099
Interest expense, net	25,694	24,947	28,767	31,287	38,859
Other (income)/expense, net	122	3,993	(1,266)	(7,622)	(1,623)
(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	7,555	3,597	13,868	18,739	(25,137)
(Benefit) provision for income taxes	3,694	(1,684)	6,083	7,225	(8,529)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	3,861	5,281	7,785	11,514	(16,608)
(Loss) income from discontinued operations, net	197	101	(434)	(410)	(558)
Loss on disposal of discontinued operations, net	—	—	(82)	—	(717)
Reclassification from discontinued operations, net	50	—	—	—	—
Cumulative effect of change in accounting principle, net	(63,916)	2,723	—	—	—
Net (loss) income	(59,808)	8,105	7,269	11,104	(17,883)
Preferred stock dividend	3,094	3,252	3,338	3,432	3,588
Net (loss) income available to common stockholders	$(62,902)	$4,853	$3,931	$7,672	$(21,471)
Basic net (loss) income per common share	$(2.65)	$0.20	$0.16	$0.31	$(0.85)
Basic weighted average common shares outstanding(1)	23,716	24,002	24,679	24,980	25,272
Diluted net (loss) income per common share	$(2.63)	$0.20	$0.16	$0.30	$(0.85)
Diluted weighted average common shares outstanding(1)	23,904	24,445	25,193	25,368	25,272

	Fiscal Year Ended April 30,
	2003	2004	2005	2006	2007
	(in thousands)
Other Operating Data:
Capital expenditures	$(42,001)	$(55,805)	$(79,074)	$(112,843)	$(102,173)
Other Data:
Cash flows provided by operating activities	$66,095	$69,435	$83,208	$75,500	$81,455
Cash flows used in investing activities	$(63,284)	$(121,128)	$(102,765)	$(149,050)	$(98,788)
Cash flows provided by financing activities	$7,581	$46,122	$21,301	$74,018	$23,801
Balance Sheet Data:
Cash and cash equivalents	$15,549	$7,923	$8,578	$7,425	$12,363
Working capital (deficit), net(2)	$(11,591)	$(25,875)	$(31,949)	$(23,216)	$(105,715)
Property, plant and equipment, net	$299,426	$366,739	$406,723	$474,292	$487,621
Goodwill	$159,682	$157,230	$157,492	$171,258	$173,350
Total assets	$602,641	$676,277	$712,454	$811,111	$832,566
Long-term debt, less current maturities	$302,389	$349,163	$378,436	$452,720	$476,225
Redeemable preferred stock	$63,824	$67,076	$67,964	$70,430	$74,018
Total stockholders’ equity	$119,152	$130,055	$138,782	$149,490	$129,496

(1)           Computed on the basis described in Note 1(m) of Notes to Consolidated Financial Statements.

(2)           Working capital (deficit), net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

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

Company Overview

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States. Our Company was founded in 1975 as a single truck operation in Rutland, Vermont and the business now operates in fourteen states. We operate vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, and Maine; and stand alone materials processing facilities in Pennsylvania, New Jersey, North Carolina, South Carolina, Tennessee, Georgia, Florida, Michigan, and Wisconsin.

As of May 31, 2007, the Company owned and/or operated 38 solid waste collection operations, 32 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 20.5% common stock interest in a company that markets an incentive based recycling service.

Operating Results

The Company publicly announced its guidance for fiscal year 2007 and stated that results would be in the following approximate ranges (assuming no material change in the health of the regional economy; solid waste operation growth of 5.0% including price growth of 3.0%; FCR Recycling growth of 9.4% including a commodity price reduction of 2.6%; and no major acquisitions):

•       Revenues between $550.0 million and $570.0 million;

•       Total expected capital expenditures between $100.0 million and $104.0 million; and

•       Free cash flow (a non-GAAP measure) between $(30.0) million and $(22.0) million.

For the fiscal year ended April 30, 2007, the company reported revenues of $547.0 million, an increase of $31.8 million, or 6.2%, from $515.2 million in fiscal year 2006. Solid waste revenue growth was 3.3% year over year, with 3.1% coming from price increases and 2.8 % from the effect of acquisitions, partially offset by lower volumes. FCR Recycling revenue growth was 13.9%, with 6.3% coming from commodity price increases, 4.0% from higher volumes and the balance from the effect of acquisitions.

Operating income decreased by $30.3 million, or 71.5%, to $12.1 million in fiscal year 2007 from $42.4 million in fiscal year 2006. Operating results were impacted by the charge associated with the impairment of the Hardwick landfill facility along with charges related to the future closure of the facility and the write-off of certain deferred acquisition costs associated with projects determined to be no longer viable. The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, was closed following the defeat of a proposed amendment to the Hardwick zoning bylaws at a Hardwick Town Meeting held in January 2007. Following such closure, the Company reviewed its options available and efforts to overturn the adverse decisions of the Town of Hardwick and its Zoning Board of Appeals, including the Company’s pending litigation and its efforts to effect a reconsideration of the adverse Town Meeting votes. In connection with such review, the Company assessed the likelihood of a successful outcome in relation to the expected costs of those efforts, and on the basis of the assessment the Company decided to cease such efforts. As a result, the Company recorded a charge of $26.9 million which reflects the write-off of the net book value of the facility and includes an estimated $8.2 million in future cash expenditures on capping, closure and post closure of the landfill, $2.3 million of which had been previously accrued for as part of normal operations. All regions reported an increase in revenues year over year; however operating income for the solid waste regions was relatively flat as higher revenues were offset by higher operating costs, as described above. FCR’s operating income increased in fiscal year 2007 compared to fiscal year 2006 mainly due to higher commodity prices and volumes as well as the effect of acquisitions.

Capital expenditures in fiscal year 2007 were $102.2 million, which was at the mid-point of our guidance. Free cash flow is a non-GAAP financial measure provided because certain investors use this information when analyzing the financial position of the solid waste industry, including us, and assists investors in measuring our ability to meet capital expenditure and working capital requirements. The most comparable GAAP financial measure to free cash flow is net cash provided by operating activities. Our free cash flow for fiscal year 2007 and 2006 is calculated as follows (in thousands):

	Fiscal year ended April 30,
	2006	2007
Net cash provided by operating activities	$75,500	$81,455
Capital expenditures	(112,843)	(102,173)
Other	(999)	601
Free cash flow	$(38,342)	$(20,117)

Free cash flow results for fiscal year 2007 exceeded the high end of our guidance and improved compared to fiscal year 2006 primarily due to lower levels of capital expenditures.

During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station for cash sale proceeds of $7.4 million. The transaction required discontinued operations treatment under SFAS No. 144, therefore the operating results of the Holliston transfer station have been reclassified from continuing to discontinued operations. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.7 million has been recorded and classified as a loss on disposal of discontinued operations.

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

Landfill Accounting—Capitalized Costs and Amortization

We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2005, 2006 and 2007 was $0.5 million, $1.2 million and $1.4 million, respectively. Management routinely reviews its investment in operating landfills, transfer stations and other significant facilities to determine whether the costs of these investments are realizable. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and the operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment charge could have a material adverse effect on our financial condition and results of operations.

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

Units-of-consumption amortization rates are determined annually for each of our operating landfills. The rates are based on estimates provided by our engineers and accounting personnel and consider the information provided by airspace surveys, which are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations. Our estimate of future landfill permitting, acquisition, construction and preparation costs as of April 30, 2007 decreased to $387.7 million, compared to $398.8 million as of April 30, 2006 and $363.3 million as of April 30, 2005. The decrease in estimated future costs in fiscal 2007 is primarily as a result of work completed, the closure of the Hardwick facility and revised engineering estimates, partially offset by increases related to expansions planned at Ontario and Clinton County landfills. The increase in estimated future costs in fiscal year 2006, compared to fiscal year 2005, was primarily due to the new Chemung County landfill operating contract.

The planned expansions at Ontario and Clinton landfills was the primary reason for the increase in remaining permitted and permittable airspace to 94.1 million tons as of April 30, 2007 compared to 86.7 million tons as of April 30, 2006. Permitted and permittable airspace remaining as of April 30, 2005 was 81.7 million tons. The increase in fiscal year 2006 airspace, compared to fiscal year 2005 was primarily as a result of additional permitted and permittable airspace from our newly acquired landfill operating contract at Chemung. Landfill amortization expense for the years ended April 30, 2007, 2006 and 2005 was $28.5 million, $23.8 million and $27.6 million, respectively. Landfill amortization expense increased in fiscal year 2007 compared to fiscal 2006 primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project. The decrease in landfill amortization expense in fiscal year 2006 compared to fiscal year 2005 was primarily due to lower volumes in the South Eastern region resulting from the completion of the Brockton project, partially offset by increased amortization associated with the startup of the Worcester and Colebrook closure projects and the Chemung County landfill.

Landfill Accounting—Capping, Closure and Post-Closure Costs

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

Our estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.8% and 2.7% for fiscal year 2007 and 2006, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (8.9% and 7.6% for fiscal year 2007 and 2006 respectively). Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $2.3 million, $2.2 million and $2.2 million in fiscal years 2007, 2006 and 2005, respectively.

Our estimate of future capping, closure and post-closure costs was $205.0 million as of April 30, 2007, compared to $185.1 million as of April 30, 2006 and $157.6 million as of April 30, 2005. The increase in estimated costs in fiscal 2006 compared to fiscal year 2005 was primarily as a result of additional permitted and permittable airspace from our newly acquired landfill operating contract at Chemung.

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

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for capping, closure and post-closure of our landfills. The changes to accrued capping, closure and post-closure liabilities are as follows (in thousands):

	Fiscal Year Ended April 30,
	2005	2006	2007
Beginning balance, May 1	$25,223	$26,628	$28,016
Obligations incurred	4,774	4,330	3,696
Revisions in estimates(1)	(2,795)	(1,252)	7,697
Accretion expense	2,201	2,224	2,253
Payments(2)	(6,068)	(3,914)	(3,290)
Acquisitions and other adjustments(3)	3,293	—	—
Balance, April 30	$26,628	$28,016	$38,372

(1)          The increase in fiscal 2007 is primarily from capping, closure and post closure costs provided in conjunction with the closure of the Hardwick landfill facility.

(2)          Spending levels increased in fiscal year 2005 mainly due to closure activities at our Southbridge, Massachusetts landfill.

(3)          The increase in fiscal 2005 is as a result of capping, closure and post-closure accruals relating to the acquisition of the Southbridge, Massachusetts landfill operating contract.

We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(k) to our consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. Based on our permitted and permittable airspace at April 30, 2007, we expect to make payments relative to capping, closure and post-closure activities from fiscal year 2008 through fiscal year 2094.

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

Despite an increase in the absolute dollar amounts, collection revenues as a percentage of total revenues for fiscal year 2007 compared to fiscal year 2006 were lower compared to the prior year, mainly because of the increase in landfill and recycling revenues. Overall, the dollar increase in collection revenues year over year, was due to the positive impact of acquisitions in the Central, Western and

North Eastern regions and price increases throughout the solid waste segment. These increases were partially offset by lower collection volumes, with the most significant impact coming from the South Eastern region. The South Eastern region collection volumes declined as a result of overall market declines in construction activity. Transfer volumes in the South Eastern and Central regions were also impacted by these market conditions, which mainly accounted for the decrease in transfer revenues in fiscal year 2007 compared to 2006.

Collection revenues as a percentage of total revenue in fiscal year 2006 were lower compared to fiscal year 2005, mainly because of the increase in landfill revenue dollars. Total collection volume, including the positive impact of acquisitions in the Central and Western regions, was down, which was more than offset by price increases across all regions.

Landfill/disposal revenues increased in fiscal year 2007 compared to fiscal year 2006 primarily due to a full year of both Chemung landfill in the Western region and the Colebrook closure project in the Central region. Landfill price increases came from the North Eastern and Western regions in fiscal year 2007, however, the price increases were partially offset by lower volumes in the South Eastern and North Eastern regions. As a percentage of total revenues, landfill/disposal revenues increased in fiscal year 2006 compared to fiscal 2005 due to higher landfill prices across all regions and the effect of the addition of Chemung landfill in the Western region and the Worcester and Colebrook closure projects in the South Eastern and Central regions. In 2006, landfill/disposal volumes increased in all regions except the South Eastern region, which reflected the impact of the completion of the Brockton closure project.

Recycling revenues are primarily from recycling facilities in the FCR region. The increase in recycling revenue dollars for fiscal year 2007 compared to fiscal 2006 is primarily attributable to higher commodity prices and volumes from the Company’s existing facilities. The dollar increase in fiscal year 2007 was also due in part to a full year of Blue Mountain Recycling which included two recycling facilities and a small recyclable material transfer station. Recycling revenues as a percentage of total revenue in fiscal year 2006 were lower compared fiscal year 2005, despite an increase in the absolute dollar amounts, mainly because of the increase in landfill revenue dollars. The increase in recycling revenue dollars is primarily attributable to higher volumes from our existing facilities as well as the acquisition of Blue Mountain Recycling.

	Fiscal Year Ended April 30,
	2005		2006		2007
Collection	$237,877	50.5%	$253,282	49.2%	$260,951	47.7%
Landfill/disposal facilities	80,132	17.0	97,801	19.0	106,465	19.5
Transfer	31,221	6.6	33,638	6.5	30,892	5.6
Recycling	122,093	25.9	130,451	25.3	148,682	27.2
Total revenues	$471,323	100.0%	$515,172	100.0%	$546,990	100.0%

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

	Fiscal Year Ended April 30,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Cost of operations	64.1	66.0	65.9
General and administration	13.1	13.0	13.8
Depreciation and amortization	13.9	12.5	13.1
Hardwick impairment and closing charges	—	—	4.9
Development project charges	0.1	0.3	0.1
Operating income	8.8	8.2	2.2
Interest expense, net	6.1	6.1	7.1
Income from equity method investments	(0.6)	(1.1)	(0.2)
Loss on debt extinguishment	0.4	—	—
Other income, net	—	(0.4)	(0.1)
(Benefit) provision for income taxes	1.3	1.4	(1.6)
(Loss) income from continuing operations before discontinued operations	1.6%	2.2%	(3.0)%

Fiscal Year 2007 versus Fiscal Year 2006

Revenues.   Revenues increased $31.8 million, or 6.2% to $547.0 million in fiscal year 2007 from $515.2 million in fiscal year 2006. Revenues from the rollover effect of acquired businesses accounted for $15.1 million of the increase, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions, a full year of a newly acquired landfill closure project in the Central region, the acquisition of three recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $0.5 million as a result of the transfer of a Canadian recycling operation to a former employee. The revenue increase is also attributable to an increase in solid waste revenues of $7.9 million, due to higher prices, accounting for $12.4 million, partially offset by decrease of $4.5 million primarily due to lower volumes in the Central, Western and South Eastern regions. The South Eastern region reductions in volume were partially offset by revenues from the true-up of the Brockton closure project. Excluding the rollover effect of acquisitions, FCR revenue increased $9.3 million due to increases in commodity prices and volume.

Cost of operations.   Cost of operations increased $20.8 million or 6.1% to $360.7 million in fiscal year 2007 from $339.9 million in fiscal year 2006. Cost of operations as a percentage of revenues in fiscal year 2007 was 65.9%, which was relatively flat compared to 66.0% in fiscal year 2006.

General and administration.   General and administration expenses increased $7.8 million, or 11.6% to $74.9 million in fiscal year 2007 from $67.1 million in fiscal year 2006, and increased as a percentage of revenues to 13.8% in fiscal year 2007 from 13.0% in fiscal year 2006. The dollar increase in general and administration expenses was due primarily to higher compensation which includes the adoption of SFAS No. 123(R), legal expenses, and bad debt allowances, partially offset by lower audit costs.

Depreciation and amortization.   Depreciation and amortization expense increased $7.3 million, or 11.3%, to $71.7 million in fiscal year 2007 from $64.4 million in fiscal year 2006. Depreciation expense increased by $3.2 million between periods due to capital additions. Landfill amortization expense increased by $4.6 million primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project. Depreciation and amortization expense as a percentage of revenue increased to 13.1% for fiscal year 2007 from 12.5% for fiscal year 2006.

Hardwick impairment and closing charge.   The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, was closed following the defeat of a proposed amendment to the Hardwick zoning bylaws at a Hardwick Town Meeting held in January 2007. Following such closure, the Company reviewed its options available and efforts to overturn the adverse decisions of the Town of Hardwick and its Zoning Board of Appeals, including the Company’s pending litigation and its efforts to effect a reconsideration of the adverse Town Meeting votes. In connection with such review, the Company assessed the likelihood of a successful outcome in relation to the expected costs of those efforts, and on the basis of the assessment the Company decided to cease such efforts. As a result, the Company recorded an impairment charge of $18.7 million which reflects the write-off of the net book value of the facility along with closing charges of $8.2 million in estimated future cash expenditures on capping, closure and post closure of the landfill.

Development project charges.   In the fourth quarter of fiscal year 2007, the Company wrote-off $0.8 million in deferred acquisition costs associated with certain development projects deemed no longer viable. Due to the uncertainty regarding if and when the project will be restarted, a charge of $1.3 million was recorded in fiscal year 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill.

Operating income.   Operating income decreased by $30.3 million, or 71.5%, to $12.1 million in fiscal year 2007 from $42.4 million in fiscal year 2006 and decreased as a percentage of revenues to 2.2% in fiscal year 2007 compared to 8.2% in fiscal year 2006. The margin decrease was primarily due to the impairment charge taken for the closure of the Hardwick landfill facility and the write-off of deferred acquisition costs as described above. Operating income for the solid waste regions was relatively flat as higher revenues were offset by higher operating costs, as described above. FCR’s operating income increased in fiscal year 2007 compared to fiscal year 2006 mainly due to the effect of acquisitions, higher commodity prices and volumes.

Interest expense, net.   Net interest expense increased $7.6 million, or 24.3% to $38.9 million in fiscal year 2007 from $31.3 million in fiscal year 2006. This increase is attributable to higher average interest rates, an increase from 7.8% to 8.5%, along with higher debt levels in fiscal year 2007 compared to the prior year period. Net interest expense, as a percentage of revenues, increased to 7.1% for fiscal year 2007 from 6.1% for fiscal year 2006.

Income from equity method investments.   The income from equity method investments for fiscal year 2007 is derived from the Company’s interests in GreenFiber and RecycleRewards (formerly RecycleBank). GreenFiber reported income of which the Company’s share was $2.1 million for fiscal year 2007, compared to $5.7 million for fiscal year 2006. GreenFiber’s revenue and income were down in fiscal year 2007 due to a decline in new residential construction and the higher cost of fiber and transportation. RecycleRewards reported a loss for fiscal year 2007, of which the Company’s share was $1.1 million compared to a loss of $0.1 million in fiscal year 2006.

Other (income)/expense, net.   Other income in fiscal year 2007 was $0.6 million compared to other income of $1.9 million in fiscal year 2006. Included in other income are dividends of $0.2 million and $0.4 million for fiscal year 2007 and 2006 respectively from our investment in Evergreen National Indemnity Company (“Evergreen”). Other income in fiscal year 2006 also consisted of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million. At the time of sale, there was no book value associated with these warrants as they had been previously written off.

(Benefit) provision for income taxes.   (Benefit) provision for income taxes decreased $15.7 million for fiscal year 2007 to ($8.5) million from $7.2 million for fiscal year 2006. The effective tax rate decreased to 33.9% for fiscal year 2007 from 38.6% for fiscal year 2006. Due to the pre-tax loss from continuing operations, the income tax benefit and the resulting effective tax rate for fiscal 2007 decreased primarily due to certain state net operating losses for which the Company is receiving no tax benefit. In fiscal 2006 when the Company had pre-tax income from continuing operations, the income tax provision and resulting effective tax rate were reduced primarily due to a decrease in the overall state tax rate and a decrease in the valuation allowance on certain state net operating losses.

Loss from discontinued operations/Loss on disposal of discontinued operations.   During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston transfer station for cash sale proceeds of $7.4 million. The transaction required discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore the operating losses (net of tax) of the Holliston transfer station have been reclassified from continuing to discontinued operations in fiscal years 2007, 2006 and 2005. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.7 million has been recorded and classified as a loss on disposal of discontinued operations.

Fiscal Year 2006 versus Fiscal Year 2005

Revenues.   Revenues increased $43.9 million, or 9.3% to $515.2 million in fiscal year 2006 from $471.3 million in fiscal year 2005. Revenues from the rollover effect of acquired businesses accounted for

$18.7 million of the increase, including tuck-in hauling acquisitions in the Central and Western regions, newly acquired landfill closure projects in the Central and South Eastern regions, the acquisition of two recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $1.2 million as a result of the transfer of a Canadian recycling operation to its former manager. The revenue increase is also attributable to an increase in solid waste revenues of $24.3 million, due to higher prices and landfill volumes in the North Eastern and Western regions. FCR revenue increased $2.1 million in fiscal year 2006 compared to fiscal year 2005 due primarily to volume increases, pricing being flat to down slightly.

Cost of operations.   Cost of operations increased $37.9 million or 12.5% to $339.9 million in fiscal year 2006 from $302.0 million in fiscal year 2005. Cost of operations as a percentage of revenues increased to 66.0% in fiscal year 2006 from 64.1% in the prior year. The percentage increase in cost of operations expense is primarily due to higher fuel costs as well as higher transportation costs arising from the shipments of higher volumes to our landfills and the higher than expected costs associated with the obligation to provide wood chips to a bio-fuel plant in connection with the acquisition of the Juniper Ridge landfill in the North Eastern region.

General and administration.   General and administration expenses increased $4.9 million, or 7.9% to $67.1 million in fiscal year 2006 from $62.2 million in fiscal year 2005, and remained nearly flat as a percentage of revenues at 13.0% for fiscal year 2006 versus 13.1% for fiscal year 2005. The dollar increase in general and administration expenses was due to higher legal, travel, compensation, consulting costs related to software development, communication and training costs and expenses related to compliance with the Sarbanes Oxley Act.

Development project charges.   Due to the uncertainty regarding if and when the project will be restarted, a charge of $1.3 million was recorded in fiscal year 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill. A charge of $0.3 million was recorded in fiscal year 2005 to reflect the write-off of development costs associated with the unsuccessful negotiations for the development and operation of the McKean County, Pennsylvania landfill.

Depreciation and amortization.   Depreciation and amortization expense decreased $1.0 million, or 1.5%, to $64.4 million in fiscal year 2006 from $65.4 million in fiscal year 2005. While depreciation expense increased by $2.7 million between periods, landfill amortization expense decreased by $3.7 million primarily due to the South Eastern region Brockton project reaching completion, amounting to a $5.1 million decrease, partially offset by increased amortization associated with the startup of the Worcester and Colebrook closure projects and the Chemung County landfill. Depreciation and amortization expense as a percentage of revenue decreased to 12.5% for fiscal year 2006 from 13.9% for fiscal year 2005.

Operating income.   Operating income increased by $1.0 million, or 2.4%, to $42.4 million in fiscal year 2006 from $41.4 million in fiscal year 2005 and decreased as a percentage of revenues to 8.2% in fiscal year 2006 compared to 8.8% in fiscal year 2005. The margin decrease was due to higher revenues being more than offset by higher operating costs and development project charges as described above. The North Eastern region’s operating income increased slightly in fiscal year 2006 compared to the prior year due to higher collection volumes and pricing and higher operating income at the Maine Energy facility due to higher power production. The South Eastern region’s operating income increased in fiscal year 2006 compared to fiscal year 2005 due primarily to lower landfill amortization, partially offset by deferred costs as mentioned above. The Central and Western region’s operating income decreased in fiscal year 2006 compared to fiscal year 2005 due primarily to higher operating costs and in the Western region, the temporary closing of the Wellsboro location and the associated legal costs. FCR’s operating income increased in fiscal year 2006 compared to the prior year due to the effect of the acquisitions, partially offset by higher operating costs.

Interest expense, net.   Net interest expense increased $2.5 million, or 8.7% to $31.3 million in fiscal year 2006 from $28.8 million in fiscal year 2005. This increase is attributable to higher average interest rates along with higher average borrowings in fiscal year 2006 compared to the prior year, driven by the higher capital expenditures in fiscal year 2006 versus 2005 plus the acquisitions. Net interest expense, as a percentage of revenues, remained constant at 6.1% for fiscal year 2006 compared to fiscal year 2005.

Income from equity method investments.   The income from equity method investment of $5.7 million and $2.9 million for fiscal years 2006 and 2005, respectively, was primarily from the Company’s 50% joint venture interest in GreenFiber. The increase is attributable to higher sales volume and prices in the current fiscal year compared to the prior year comparable period. Late in the third quarter of fiscal year 2006 the Company made a $3.0 million investment, representing at that time a 20.0% interest in the common stock, in RecycleBank LLC, a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment. The loss from this equity method investment was $0.1 million in fiscal year 2006.

Other (income)/expense, net.   Other income in fiscal year 2006 was $1.9 million compared to other income of $0.1 million in fiscal year 2005. Other income in fiscal year 2006 consisted primarily of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million. At the time of sale, there was no book value associated with these warrants as they had been previously written off. Also included in other income in both periods are dividends of $0.4 million from our investment in Evergreen National Indemnity Company (“Evergreen”). Other expense in fiscal year 2005 consisted of the costs of winding down the operations of the New Heights power plant and a loss on retirement of fixed assets, partially offset by the dividend from Evergreen.

(Benefit) provision for income taxes.   Provision for income taxes increased $1.1 million for fiscal year 2006 to $7.2 million from $6.1 million for fiscal year 2005. The effective tax rate decreased to 38.6% for fiscal year 2006 from 43.9% for fiscal year 2005 primarily due to a decrease in the overall state tax rate and a decrease in the valuation allowance on certain state net operating losses.

Loss from discontinued operations/Loss on disposal of discontinued operations.   During the second quarter of fiscal 2005, we completed the sale of the assets of Data Destruction Services, Inc. (“Data Destruction”) for cash sale proceeds of $3.0 million. This shredding operation had been historically accounted for as a component of continuing operations up until its sale. The transaction required discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore the operating results of Data Destruction have been reclassified from continuing to discontinued operations in fiscal 2005 and 2004. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $0.1 million has been recorded and classified as a loss on disposal of discontinued operations.

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

Our capital expenditures were $102.1 million in fiscal year 2007 compared to $112.8 million in fiscal year 2006. Growth capital expenditures were $36.7 and $47.5 million in fiscal years 2007 and 2006 respectively, and maintenance capital expenditures were $65.4 and $65.3 million in fiscal years 2007 and 2006 respectively. Capital spending was higher in fiscal year 2006 mainly due to capital expenditures related to newly acquired landfill operating contracts and existing landfills as well as upgrades to equipment at various recycling facilities. We expect capital spending to decrease to between $76.0 million and $80.0 million in fiscal year 2008, because the capital investment in the new landfills has been completed.

We had a net working capital deficit of $105.7 million at April 30, 2007 compared to a net working capital deficit of $23.2 million at April 30, 2006. Working capital, net comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factor accounting for the decrease was the classification of the Company’s Series A preferred shares as a current liability at April 30, 2007 as the Company expects to redeem these in fiscal year 2008. Also contributing to the decrease were higher accounts payable and higher current accruals for landfill capping, closure and post closure obligations. Accrued interest was also higher at April 30, 2007 due to slightly higher borrowings, higher interest rates as well as the timing of borrowings on the Company’s credit facility. Offsetting the decrease in working capital were higher accounts receivable associated with higher revenues as well as higher deferred income taxes.

On April 29, 2005, we entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350.0 million. On July 25, 2006, we amended the facility to increase the amount of the facility per the original agreement to $450.0 million, and on May 9, 2007, we further amended the facility to increase the amount of the facility to $525.0 million, including a $175.0 million term B loan and a revolver of $350.0 million. This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries. The credit facility matures April 2010. The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the former credit facility. Further advances were available under the revolver in the amount of $145.5 million and $65.4 million as of April 30, 2007 and 2006, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $52.5 million and $56.7 million as of April 30, 2007 and 2006, respectively. As of April 30, 2007 and 2006 no amounts had been drawn under the outstanding letters of credit.

The credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios. As of April 30, 2007, we were in compliance with all covenants. See Note 11 to the financial statements for further disclosure regarding the May 9, 2007 amendment to the credit facility agreement.

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

We are party to three separate interest rate swap agreements with three banks for a notional amount of $75.0 million, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under our term loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

On August 1, 2007, we entered into three separate interest rate zero-cost collars for a notional amount of $80.0 million. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

As of April 30, 2006, we had outstanding $195.0 million of 9.75% senior subordinated notes (the “notes”) which mature in January 2013. The senior subordinated note indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine; and (2) the issuance of the Bonds. At April 30, 2006, remaining issuance proceeds of $5.5 million were recorded as restricted cash to be used to pay for the capital expenditures in Maine as they are incurred. All proceeds related to the issuance were drawn and utilized according to the terms of the agreement during fiscal year 2007.

Net cash provided by operating activities in fiscal years ended April 30, 2007 and 2006 amounted to $81.5 million and $75.5 million, respectively. Fiscal year 2007 net loss adjusted for impairment charge, loss on disposal of discontinued operations, loss from discontinued operations and development project charges totaled $11.0 million. This resulted in a decrease of $2.0 million when compared to the fiscal year 2006 total of $13.0 million. Deferred taxes also contributed to a reduction of $16.2 million in fiscal year 2007 compared to fiscal year 2006. More than offsetting these reductions were higher depreciation and amortization in fiscal year 2007 versus fiscal year 2006 resulting in a $7.4 million increase. Changes in assets and liabilities, net of effects of acquisitions and divestitures increased $11.2 million from fiscal year 2006 to fiscal year 2007. Changes in accounts receivable amounted to a $1.4 million increase in fiscal year 2007 compared to fiscal year 2006. This is attributable to larger increases in revenue from fiscal year 2005 to fiscal year 2006 versus the increase from fiscal year 2006 to fiscal year 2007. The increase in accounts payable in fiscal year 2007 amounted to an increase of $6.5 million compared with a decrease of $1.2 million in fiscal year 2006. The increase is due to higher accounts payable at April 30, 2007 versus the prior year related to the timing of capital and other expenditures. Changes in other assets and liabilities increased $2.0 million from the prior year due primarily to the following: (1) lower payroll accruals at April 30, 2006 associated with year end bonus accruals amounting to a $4.6 million increase as well as (2) higher interest accruals in the current fiscal year amounting to a $0.8 million increase which is related to higher borrowings and higher interest rates in fiscal year 2007, offset by (3) reductions associated with higher net refundable income taxes amounting to $2.6 million decrease in fiscal year 2007 compared to fiscal year 2006 and (4) lower increases in other accrued current liabilities in fiscal year 2007 versus fiscal year 2006 amounting to a $1.0 million decrease.

Net cash used in investing activities was $98.8 million in fiscal year 2007 compared to $149.1 used in investing activities in fiscal year 2006. The decrease in cash used in investing activities was due to (1) higher acquisition activity in the prior year when the Company acquired the entire membership interest in Blue Mountain Recycling, LLC, amounting to $16.9 million, (2) lower capital expenditures in fiscal year 2007 of $10.7 million, (3) lower payments on landfill operating lease contracts amounting to a $5.5 million reduction as the Company made initial payments associated with the Chemung County landfill in fiscal year 2006, (4) the result of $5.5 million in funds becoming available from escrow associated with the Company’s revenue bonds during fiscal year 2007 and (5) the receipt of proceeds on the divestiture of the Holliston Transfer Stations amounting to $7.4 million.

Net cash provided by financing activities was $23.8 million for fiscal year 2007 compared to $74.0 million in fiscal year 2006. The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities in the current period. The term B loan proceeds were used to pay down the revolver for no net change in total borrowings.

In fiscal year 2007, we acquired thirteen solid waste hauling operations for an aggregate consideration of $3.4 million, consisting of $2.8 million in cash, $0.4 million in notes payable and $0.2 in other liabilities assumed. In fiscal year 2006, we acquired fifteen solid waste hauling, disposal and recycling operations for an aggregate consideration of $26.1 million, consisting of $19.7 million in cash, $0.8 million in notes payable and $5.6 in other liabilities assumed. We also obtained a landfill operating lease contract in fiscal year 2006 for the Chemung County landfill which also includes a transfer station and recycling facility. In fiscal year 2005, we acquired ten solid waste hauling and disposal operations for an aggregate consideration of $10.4 million, consisting of $9.5 million in cash and $0.9 million in other liabilities assumed. For the landfill operating lease contracts, we made payments totaling $5.0 million, $10.5 million and $20.3 million in fiscal years 2007, 2006 and 2005, respectively.

We generally meet liquidity needs from operating cash flow and our credit facility. These liquidity needs are primarily for capital expenditures for landfill development, vehicles and containers, debt service costs and capping, closure and post-closure expenditures. It is our intention to continue to grow organically and through acquisitions. The funds to do so are expected to be obtained from operations and our credit facility which has an accordion feature for an additional $50.0 million in credit availability based on the amendment completed on May 9, 2007.

We are expecting to redeem our outstanding Series A redeemable preferred stock on August 11, 2007. The aggregate redemption price will be approximately $75.1 million and we expect to borrow under our existing credit facility to effect this redemption.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2007 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2008	2009-2010	2011-2012	Thereafter	Total
Long-term debt	$1,215	$251,602	$278	$220,000	$473,095
Capital lease obligations	1,104	579	71	—	1,754
Interest obligations(1)	40,607	82,178	41,479	34,454	198,718
Operating leases(2)	14,384	38,303	15,000	78,273	145,960
Capping / closure / post-closure	9,118	13,381	9,656	172,825	204,980
Redeemable preferred securities(3)	75,057	—	—	—	75,057
Total contractual cash obligations(4)	$141,485	$386,043	$66,484	$505,552	$1,099,564

(1)          Interest obligations based on long-term debt and capital lease balances as of April 30, 2007. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2007.

(2)          Includes obligations related to landfill operating lease contracts.

(3)          Assumes redemption on the seventh anniversary of the closing date at book value which includes all accrued and unpaid dividends.

(4)          Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2008.

We believe that our cash provided internally from operations together with our senior secured credit facility as amended May 9, 2007, including the accordion feature for an additional $50.0 million, should enable us to meet our working capital and other cash needs for the foreseeable future.

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

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154, effective May 1, 2006, had no impact on the Company’s financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate whether the tax positions taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. FIN No. 48 also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN No. 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted this statement during fiscal year 2007, which did not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 (‘SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 30, 2007, our outstanding variable rate debt consisted of the $252.0 million senior secured revolving credit facility and $25.0 million of FAME Bonds. If interest rates on this variable rate debt increased or decreased by 100 basis points, our annual interest expense would increase or decrease by approximately $2.8 million. The remainder of our debt is at fixed rates and not subject to interest rate risk.

We are party to three separate interest rate swap agreements with three banks for a notional amount of $75.0 million, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under our term loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

On August 1, 2006, we entered into three separate interest rate zero-cost collars for an additional notional amount of $80.0 million. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

We are subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of April 30, 2007, to minimize our commodity exposure, we were party to twenty-three commodity hedging agreements. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating income is estimated at $5.9 million as of April 30, 2007, without considering our hedging agreements, which are solely for OCC and ONP, but considering our revenue share contracts. The use of the Company’s hedging instruments would reduce the impact by approximately $0.9 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Casella Waste Systems, Inc. and subsidiaries (“the Company”) as of April 30, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under item 9A, that Casella Waste Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Casella Waste Systems, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Casella Waste Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective May 1, 2006.

VITALE, CATURANO & COMPANY, LTD.
June 18, 2007
Boston, Massachusetts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

In our opinion, the consolidated balance sheet as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the period ended April 30, 2006 present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and its subsidiaries at April 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, MA
June 21, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects to discontinued operations discussed in Note 18 as to which the date is June 22, 2007.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007 has been audited by Vitale Caturano & Company, LTD., an independent registered public accounting firm, as stated in their report which appears herein.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2006	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,425	$12,363
Restricted cash	72	73
Accounts receivable—trade, net of allowance for doubtful accounts of $650 and $1,592	55,359	60,517
Notes receivable—officers/employees	87	87
Refundable income taxes	—	1,340
Prepaid expenses	5,115	5,518
Inventory	2,975	3,524
Deferred income taxes	5,034	8,215
Other current assets	1,982	1,636
Current assets of discontinued operations	925	—
Total current assets	78,974	93,273
Property, plant and equipment, net of accumulated depreciation and amortization of $387,615 and $421,532	474,292	487,621
Goodwill	171,258	173,350
Intangible assets, net	2,762	2,217
Restricted cash	17,887	12,734
Notes receivable—officers/employees	916	916
Deferred income taxes	—	1,546
Investments in unconsolidated entities	44,491	49,969
Net assets under contractual obligation	937	55
Other non-current assets	12,602	10,885
Non-current assets of discontinued operations	6,992	—
	732,137	739,293
	$811,111	$832,566

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	April 30, 2006	April 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$527	$1,215
Current maturities of capital lease obligations	1,061	1,104
Series A redeemable, convertible preferred stock	—	74,018
Accounts payable	45,770	52,371
Accrued payroll and related expenses	6,776	8,555
Accrued interest	6,650	9,275
Accrued income taxes	200	—
Current accrued capping, closure and post-closure costs	4,771	8,921
Other accrued liabilities	28,184	31,166
Current liabilities of discontinued operations	826	—
Total current liabilities	94,765	186,625
Long-term debt, less current maturities	452,720	476,225
Capital lease obligations, less current maturities	1,747	650
Accrued capping, closure and post-closure costs, less current portion	23,245	29,451
Deferred income taxes	6,957	—
Other long-term liabilities	11,757	10,119
COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock—
Authorized—55,750 shares, issued and outstanding—53,000 as of April 30, 2006, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	—
STOCKHOLDERS’ EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,185,000 and 24,332,000 shares as of April 30, 2006 and April 30, 2007, respectively	242	243
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive (loss) income	159	(1,001)
Additional paid-in capital	274,297	273,345
Accumulated deficit	(125,218)	(143,101)
Total stockholders’ equity	149,490	129,496
	$811,111	$832,566

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended April 30,
	2005	2006	2007
Revenues	$471,323	$515,172	$546,990
Operating expenses:
Cost of operations	302,061	339,945	360,652
General and administration	62,166	67,111	74,855
Depreciation and amortization	65,432	64,383	71,740
Hardwick impairment and closing charge	—	—	26,892
Development project charges	295	1,329	752
	429,954	472,768	534,891
Operating income	41,369	42,404	12,099
Other expense/(income), net:
Interest income	(453)	(928)	(1,265)
Interest expense	29,220	32,215	40,124
Income from equity method investments	(2,883)	(5,742)	(1,051)
Loss on debt extinguishment	1,716	—	—
Other income	(99)	(1,880)	(572)
Other expense, net	27,501	23,665	37,236
(Loss) income from continuing operations before income taxes and discontinued operations	13,868	18,739	(25,137)
(Benefit) provision for income taxes	6,083	7,225	(8,529)
(Loss) income from continuing operations before discontinued operations	7,785	11,514	(16,608)
Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $262, $265 and $349)	(434)	(410)	(558)
Loss on disposal of discontinued operations (net of income tax benefit (provision) of ($692) and $449)	(82)	—	(717)
Net (loss) income	7,269	11,104	(17,883)
Preferred stock dividend	3,338	3,432	3,588
Net (loss) income available to common stockholders	$3,931	$7,672	$(21,471)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2005	2006	2007
Earnings Per Share:
Basic:
(Loss) income from continuing operations before discontinued operations available to common stockholders	$0.18	$0.33	$(0.80)
Loss from discontinued operations, net	(0.02)	(0.02)	(0.02)
Loss on disposal of discontinued operations, net	—	—	(0.03)
Net (loss) income per common share available to common stockholders	$0.16	$0.31	$(0.85)
Basic weighted average common shares outstanding	24,679	24,980	25,272
Diluted:
(Loss) income from continuing operations before discontinued operations available to common stockholders	$0.18	$0.32	$(0.80)
Loss from discontinued operations, net	(0.02)	(0.02)	(0.02)
Loss on disposal of discontinued operations, net	—	—	(0.03)
Net (loss) income per common share available to common stockholders	$0.16	$0.30	$(0.85)
Diluted weighted average common shares outstanding	25,193	25,368	25,272

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Stockholders’ Equity
	Class A		Class B
	Common		Common
	Stock		Stock
	# of	Par	# of	Par
	Shares	Value	Shares	Value
Balance, April 30, 2004	23,496	$235	988	$10
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan, net	189	$2	—	$—
Issuance of Class A common stock from the conversion of preferred stock	175	2	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2005	23,860	$239	988	$10
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan, net	256	$2	—	$—
Issuance of Class A common stock from the conversion of preferred stock	69	1	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—
Balance, April 30, 2006	24,185	$242	988	$10
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan, net	147	$1	—	$—
Equity compensation expense	—	—	—	—
Accrual of preferred stock dividend	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate swaps and commodity hedges, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Balance, April 30, 2007	24,332	$243	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands)

			Accumulated
	Additional		Other	Total	Total
	Paid-In	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Capital	Deficit)	Income	Equity	Income
Balance, April 30, 2004	$272,993	$(143,591)	$408	$130,055
Issuance of Class A common stock from the exercise of stock warrants, options and employee stock purchase plan, net	$1,992	$—	$—	$1,994
Issuance of Class A common stock from the conversion of preferred stock	2,448	—	—	2,450
Accrual of preferred stock dividend	(3,338)	—	—	(3,338)
Net income	—	7,269	—	7,269	$7,269
Change in fair value of interest rate swaps and commodity hedges, net of taxes and reclassification adjustments	—	—	359	359	359
Total comprehensive income	—	—	—	—	$7,628
Other	(7)	—	—	(7)
Balance, April 30, 2005	$274,088	$(136,322)	$767	$138,782
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan, net	$2,675	$—	$—	$2,677
Issuance of Class A common stock from the conversion of preferred stock	965	—	—	966
Accrual of preferred stock dividend	(3,432)	—	—	(3,432)
Net income	—	11,104	—	11,104	$11,104
Change in fair value of interest rate swaps and commodity hedges, net of taxes and reclassification adjustments	—	—	(608)	(608)	(608)
Total comprehensive income	—	—	—	—	$10,496
Other	1	—	—	1
Balance, April 30, 2006	$274,297	$(125,218)	$159	$149,490
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan, net	$1,934	$—	$—	$1,935
Equity compensation expense	702	—	—	702
Accrual of preferred stock dividend	(3,588)	—	—	(3,588)
Net loss	—	(17,883)	—	(17,883)	$(17,883)
Change in fair value of interest rate swaps and commodity hedges, net of taxes and reclassification adjustments	—	—	(1,160)	(1,160)	(1,160)
Total comprehensive loss	—	—	—	—	$(19,043)
Balance, April 30, 2007	$273,345	$(143,101)	$(1,001)	$129,496

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended April 30,
	2005	2006	2007
Cash Flows from Operating Activities:
Net (loss) income	$7,269	$11,104	$(17,883)
Loss from discontinued operations, net	434	410	558
Loss on disposal of discontinued operations, net	82	—	717
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	65,432	64,383	71,740
Depletion of landfill operating lease obligations	4,785	6,284	7,021
Hardwick impairment and closing charge	—	—	26,892
Development project charges	295	1,329	752
Income from equity method investments	(2,883)	(5,742)	(1,051)
Dividend from equity method investment	2,000	—	—
Loss on debt extinguishment	1,716	—	—
(Gain) loss on sale of equipment	372	(105)	(806)
Stock-based compensation	—	—	702
Deferred income taxes	5,132	4,984	(11,246)
Changes in assets and liabilities, net of effects of acquisitions and divestitures—
Accounts receivable	(2,328)	(6,508)	(5,126)
Accounts payable	5,885	(1,234)	6,507
Other assets and liabilities	(4,983)	595	2,678
	75,423	63,986	98,063
Net Cash Provided by Operating Activities	83,208	75,500	81,455
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(9,513)	(19,691)	(2,750)
Additions to property, plant and equipment—growth	(24,723)	(47,474)	(36,738)
—maintenance	(54,351)	(65,369)	(65,435)
Payments on landfill operating lease contracts	(20,276)	(10,539)	(4,995)
Proceeds from divestitures	3,050	—	7,383
Proceeds from sale of equipment	2,292	1,678	1,708
Restricted cash from revenue bond issuance	—	(5,469)	5,535
Investment in unconsolidated entities	—	(3,047)	(4,378)
Proceeds from assets under contractual obligation	756	861	882
Net Cash Used In Investing Activities	(102,765)	(149,050)	(98,788)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	318,900	208,997	267,525
Principal payments on long-term debt	(296,201)	(136,411)	(244,750)
Deferred financing costs	(3,051)	(768)	(582)
Proceeds from exercise of stock options	1,653	2,200	1,608
Net Cash Provided by Financing Activities	21,301	74,018	23,801
Discontinued Operations:
Used in Operating Activities	(90)	(440)	(879)
Used in Investing Activities	(990)	(1,168)	(651)
Used in Financing Activities	(9)	(13)	—
Cash Used in Discontinued Operations	(1,089)	(1,621)	(1,530)
Net increase (decrease) in cash and cash equivalents	655	(1,153)	4,938
Cash and cash equivalents, beginning of period	7,923	8,578	7,425
Cash and cash equivalents, end of period	$8,578	$7,425	$12,363
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for— Interest	$28,802	$29,563	$36,040
Income taxes, net of refunds	$1,103	$1,286	$2,708
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations— Fair value of assets acquired	$10,398	$26,077	$3,420
Cash paid, net	(9,513)	(19,691)	(2,750)
Notes payable, liabilities assumed and holdbacks to sellers	$885	$6,386	$670

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

Landfill Accounting-Capitalized Costs and Amortization

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company’s weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2005, 2006 and 2007 was $492, $1,239 and $1,397, respectively.

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

Landfill Accounting-Accrued Capping, Closure and Post-Closure Costs

Capping includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill. The Company’s engineering personnel estimate the cost for each capping event based on the acreage to be capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. The Company estimates, based on input from our engineers, accounting personnel and consultants, the Company’s future cost requirements for closure and post-closure monitoring and maintenance based on the Company’s interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future capping, closure and post-closure costs, the Company considers costs associated with permitted and permittable airspace.

The Company’s estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.8% and 2.7% for fiscal year 2007 and 2006, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (8.9% and 7.6% for fiscal year 2007 and 2006 respectively). Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, the Company accretes its capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $2,201, $2,224 and $2,253 in fiscal years 2005, 2006 and 2007, respectively.

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

Self Insurance Reserves

The Company is self insured for vehicles and worker’s compensation. Our maximum exposure in fiscal 2007 under the worker’s compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in the Company’s consolidated balance sheet as an accrued liability. The Company uses a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s self insurance reserves totaled $13,699 and $13,564 at April 30, 2006 and 2007, respectively.

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

(d)   Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values. At April 30, 2007, the fair market value of the Company’s long term fixed rate debt was approximately $213,525. See Note 11 for the terms and carrying values of the Company’s various debt instruments.

(e)   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)   Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $2,975 and $3,524 at April 30, 2006 and 2007, respectively.

(g)   Property, Plant and Equipment

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

(h)   Intangible Assets

Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years (See Note 6).

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests at each fiscal year end. The Company evaluates goodwill for impairment based on fair value of each operating segment. The Company estimates fair value based on net future cash flows discounted using an estimated weighted average cost of capital. The Company recognizes an impairment if the net book value of the operating segment exceeds the fair value based upon the discounted future cash flows. Other intangible assets are amortized over their useful lives.

(i)   Investments in Unconsolidated Entities

The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $30,899 and $33,054 at April 30, 2006 and 2007, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC (“RecycleBank”) for total consideration of $3,000. During fiscal year 2007, RecycleBank borrowed $2,000 from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company’s investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing the Company’s total common stock ownership interest to 20.5% at April 30, 2007. As a result of an internal reorganization by RecycleBank, the Company’s investment is now held in RecycleRewards, Inc. (“RecycleRewards”) the parent entity of RecycleBank. The Company’s investment in RecycleRewards amounted to $2,932 and $6,258 at April 30, 2006 and 2007, respectively. The Company accounts for its investment in RecycleRewards under the equity method of accounting.

Aggregated summarized financial information for the Company’s equity method investments is as follows:

	April 30, 2006	April 30, 2007
Current assets	$31,592	$38,273
Noncurrent assets	72,021	$72,135
Current liabilities	23,662	$19,307
Noncurrent liabilities	$13,296	$11,833

	Fiscal Year Ended April 30,
	2005	2006	2007
Revenue	$136,409	$178,836	$186,500
Gross profit	28,218	41,837	44,360
Net income	$5,568	$10,455	$265

In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company (“Evergreen”) for total consideration of $5,329. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306. The Company’s investment in Evergreen amounted to $10,657 at April 30, 2006 and 2007. The Company accounts for its investment in Evergreen under the cost method of accounting.

The Company formerly held an investment interest in the tire and power plant assets of New Heights, which it wrote-off in fiscal year 2004. On October 6, 2004 the Illinois Supreme Court decided not to hear an appeal for reconsideration of a previously announced Appellate Court decision which ruled against New Heights in its claim to receive a retail payment rate for electricity generated at the facility. As a result New Heights proceeded with a plan to liquidate. On October 25, 2004 the bankruptcy judge confirmed the liquidation plan and the assets were sold to a third party on March 15, 2005. In fiscal 2005, the Company recorded in other expense/(income) costs of $667 related to debtor in possession financing offset by income of $117 upon liquidation.

(j)   Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

(k)   Accrued Capping, Closure and Post-Closure Costs

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

The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2006 and 2007 totaled $78,476 and $95,626 respectively.

(l)   Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate swap and commodity hedge agreements as well as the Company’s portion of the changes in the fair value of GreenFiber’s commodity hedge agreements.

The components of other comprehensive (loss) income for the fiscal years ended April 30, 2005, 2006 and 2007 are shown as follows:

	Fiscal Year Ended April 30,
	2005			2006			2007
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(82)	$(29)	$(53)	$(105)	$(37)	$(68)	$181	$63	$118
Change in fair value of interest rate swaps and commodity hedges during period	(506)	(378)	(128)	571	225	346	(1,909)	(778)	(1,131)
Reclassification to earnings for interest rate swaps and commodity hedge contracts	899	359	540	(1,193)	(307)	(886)	(241)	(94)	(147)
	$311	$(48)	$359	$(727)	$(119)	$(608)	$(1,969)	$(809)	$(1,160)

(m)   Earnings per Share

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

(n)   Stock Based Compensation Plans

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

The Company adopted SFAS No. 123(R) using the modified prospective method on May 1, 2006. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the specified vesting period. Prior periods are not restated. See Note 14(d) for additional disclosures.

The Company has elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method represents a simplified approach to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

(o)   Accounting for Derivatives and Hedging Activities

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

The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative contracts that are specifically designated to existing interest payments under the credit facility and accounted for as cash flow hedges pursuant to SFAS No. 133.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. The fair value of these swaps was $1,091 and $540, with the net amount (net of taxes of $442 and $219) recorded as an unrealized gain in accumulated other comprehensive (loss) income at April 30, 2006 and 2007, respectively. Amounts reclassified into earnings are dependent on future movements in interest rates.

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars for a notional amount of $80,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of April 30, 2007, the fair value of these collars was an obligation of $216, with the net amount (net of taxes of $88) recorded as an unrealized loss in accumulated other comprehensive (loss) income.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into twenty-three commodity hedges, which expire at various times between June 2007 and November 2008. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133. The fair value of these hedges was an obligation of $773 and $2,204, with the net amount (net of taxes of $313 and $895) recorded as an unrealized loss in accumulated other comprehensive (loss) income at April 30, 2006 and 2007, respectively.

(p)   Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. For the years ended April 30, 2006 and 2007, no single group or customer represents greater than 3.4% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate and commodity price swap agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.                 RECLASSIFICATIONS

The Company has made reclassifications in the Company’s Consolidated Statements of Operations to conform prior year information to the Company’s current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes. Effective May 1, 2006, the Company began recording (gain) loss on sale of equipment as a component of cost of operations. Previously this had been recorded as a component of other income. This resulted in (gain) loss on sale of equipment being reclassified in the amount of $372 and ($105) for fiscal years 2005 and 2006, respectively. During the fourth quarter of fiscal year 2007, the Company began recording personnel costs associated with engineering and permitting activities as a cost of operations where previously these costs had been recorded as general and administration. This resulted in costs reclassified amounting to $1,056 and $1,569 for fiscal years 2005 and 2006 respectively.

3.                 NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also narrowly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154, effective May 1, 2006, had no impact on the Company’s financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate whether the tax positions taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. FIN No. 48 also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN No. 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted this statement during fiscal year 2007, which did not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 (‘SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

4.                 BUSINESS COMBINATIONS

The Company acquired ten, fifteen and thirteen solid waste hauling, landfill disposal or material recycling operations in fiscal years ended April 30, 2005, 2006 and 2007, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2006	2007
Current assets	$(1,254)	$—
Property, plant and equipment	12,449	905
Goodwill	13,939	2,269
Intangible assets	943	246
Current liabilities	(3,406)	(55)
Other non-current liabilities	(2,658)	(388)
Total	$20,013	$2,977

The following unaudited pro forma combined information shows the results of the Company’s operations for the fiscal years ended April 30, 2006 and 2007 as though each of the acquisitions completed in the fiscal years ended April 30, 2006 and 2007 had occurred as of May 1, 2005.

	Fiscal Year Ended April 30,
	2006	2007
Revenues	$525,178	$548,576
Operating income	44,557	12,521
Net (loss) income	11,764	(17,717)
Diluted pro forma net (loss) income per common share	$0.46	$(0.70)
Weighted average diluted shares outstanding	25,368	25,272

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

5.                 RESTRICTED CASH

Restricted cash consists of cash held in trust on deposit with various banks as collateral for the Company’s financial obligations relative to its self insurance claims liability as well as landfill capping, closure and post-closure costs and other facilities’ closure costs. Cash is also restricted by specific agreement for facilities’ maintenance and other purposes. Restricted cash at April 30, 2006 also included remaining proceeds related to the Company’s issuance of $25,000 Finance Authority of Maine Solid Waste Disposal Revenue Bonds. See Note 10 for more information on the issuance.

A summary of restricted cash is as follows:

	April 30,
	2006	2007
Current:
Landfill closure	$72	$73
Total	$72	$73

	April 30,
	2006	2007
Non Current:
Insurance	$12,418	$12,734
Revenue bond proceeds	5,469	—
Total	$17,887	$12,734

6.                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2006 and 2007 consist of the following:

	April 30,
	2006	2007
Land	$21,151	$20,507
Landfills	299,621	300,439
Landfill operating lease contracts	59,857	64,853
Buildings and improvements	87,543	100,393
Machinery and equipment	203,133	215,287
Rolling stock	133,785	148,709
Containers	56,817	58,965
	861,907	909,153
Less: accumulated depreciation and amortization	387,615	421,532
	$474,292	$487,621

Depreciation expense for the fiscal years ended April 30, 2005, 2006 and 2007 was $36,365, $39,263 and $42,445, respectively. Landfill amortization expense for the fiscal years ended April 30, 2005, 2006 and 2007 was $27,588, $23,823 and $28,452, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2005, 2006 and 2007 was $4,785, $6,284 and $7,021, respectively and was recorded in cost of operations. See Note 17 for a discussion of the Hardwick impairment and closing charge.

7.                 INTANGIBLE ASSETS

Intangible assets at April 30, 2006 and 2007 consist of the following:

	Covenants not to compete	Customer lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2006
Intangible assets	$16,654	$688	$920	$—	$18,262
Less accumulated amortization	(14,771)	(688)	(41)	—	(15,500)
	$1,883	$—	$879	$—	$2,762
Balance, April 30, 2007
Intangible assets	$15,464	$688	$920	$58	$17,130
Less accumulated amortization	(14,121)	(688)	(100)	(4)	(14,913)
	$1,343	$—	$820	$54	$2,217

Intangible amortization expense for the fiscal years ended April 30, 2005, 2006 and 2007 was $1,478, $1,297 and $843, respectively. The intangible amortization expense estimated as of April 30, 2007, for the five fiscal years following the fiscal year ended April 30, 2007 is as follows:

2008	2009	2010	2011	2012
$596	$415	$303	$212	$133

The following table shows the activity and balances related to goodwill from April 30, 2005 through April 30, 2007:

	Balance April 30, 2005	Acquisitions	Divestitures	Other(1)	Balance April 30, 2006
North Eastern region	$25,340	$—	$—	$(13)	$25,327
South Eastern region	31,645	—	—	—	31,645
Central region	30,158	1,021	(79)	6	31,106
Western region	53,450	2,251	—	(5)	55,696
FCR Recycling	16,899	10,667	—	(82)	27,484
Total	$157,492	$13,939	$(79)	$(94)	$171,258

	Balance April 30, 2006	Acquisitions	Divestitures	Other(1)	Balance April 30, 2007
North Eastern region	$25,327	$714	$—	$(16)	$26,025
South Eastern region	31,645	—	—	—	31,645
Central region	31,106	876	—	(22)	31,960
Western region	55,696	679	—	(44)	56,331
FCR Recycling	27,484	—	—	(95)	27,389
Total	$171,258	$2,269	$—	$(177)	$173,350

(1)          Consists primarily of a decrease in Federal and state tax valuation allowances related to goodwill acquired as part of the KTI acquisition.

8.                 NET ASSETS UNDER CONTRACTUAL OBLIGATION

Effective June 30, 2003, the Company transferred its domestic brokerage operations as well as a commercial recycling business to former employees who had been responsible for managing those businesses. Consideration for the transaction was in the form of two notes receivable amounting up to

$6,925. These notes are payable within twelve years of the anniversary date of the transaction to the extent of free cash flow generated from the operations. Interest is payable only in the event of default in which case interest is payable on the unpaid principal balance at an adjustable rate equal to the Company’s then current average composite borrowing rate plus 4.0% per annum.

Effective August 1, 2005, the Company transferred its Canadian recycling operation to a former employee who had been responsible for managing that business. Consideration for this transaction was in the form of a note receivable amounting up to $1,313 which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations. Interest is payable only in the event of default in which case interest is payable on the unpaid principal balance at an adjustable rate equal to the Company’s then current average composite borrowing rate plus 4.0% per annum.

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership did not initially and have not yet sufficiently transferred to the buyer. The net assets of these operations are disclosed in the balance sheet as “net assets under contractual obligations” and are being reduced as payments are made. During the fourth quarter of fiscal year 2007, the Company recognized income on the transaction involving the domestic brokerage operations in the amount of $190 as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation. Net assets under contractual obligation amounted to $937 and $55 at April 30, 2006 and 2007, respectively. Minimum amounts owed to the Company under these notes amounted to $4,810 and $3,736 at April 30, 2006 and 2007, respectively.

9.                 ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. The Company estimates its future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(k) to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended April 30,
	2005	2006	2007
Beginning balance, May 1	$25,223	$26,628	$28,016
Obligations incurred	4,774	4,330	3,696
Revisions in estimates(1)	(2,795)	(1,252)	7,697
Accretion expense	2,201	2,224	2,253
Payments(2)	(6,068)	(3,914)	(3,290)
Acquisitions and other adjustments(3)	3,293	—	—
Balance, April 30	$26,628	$28,016	$38,372

(1)          The increase in fiscal 2007 is primarily from capping, closure and post closure costs provided in conjunction with the closure of the Hardwick landfill facility (see Note 17).

(2)          Spending levels increased in fiscal year 2005 mainly due to closure activities at our Southbridge, Massachusetts landfill.

(3)          The increase in fiscal 2005 is as a result of capping, closure and post-closure accruals relating to the acquisition of the Southbridge, Massachusetts landfill operating contract.

10.          OTHER ACCRUED LIABILITIES

Other accrued liabilities at April 30, 2006 and 2007 consist of the following:

	April 30,
	2006	2007
Self insurance reserve	$11,639	$11,518
Other accrued liabilities	16,551	19,648
Total other accrued liabilities	$28,190	$31,166

11.          LONG-TERM DEBT

Long-term debt as of April 30, 2006 and 2007 consists of the following:

	April 30, 2006	April 30, 2007
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $4,924 and $4,345)	$199,924	$199,345
Senior secured revolving credit facility (the “revolver”), which provides for advances or letters of credit of up to $350,000, due April 28, 2010, bearing interest at LIBOR plus 2.75%, (approximately 8.11% at April 30, 2007 based on three month LIBOR). This loan is secured by substantially all of the assets of the Company	226,900	162,000
Senior secured term B loan (the “term loan”) due April 28, 2010, bearing interest at LIBOR plus 2.00% with principal payments of $900 per year, beginning in July 2007 with the remaining principal balance due at maturity.	—	90,000
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005, dated December 1, 2005, bearing interest at BMA Index (approximately 4.00% at April 30, 2007) enhanced by an irrevocable, transferable direct-pay letter of credit (2.875% at April 30, 2007). Due January 1, 2025	25,000	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 7.51%, due in monthly, quarterly or annual installments varying to $97, expiring May 2008 through February 2012	1,423	1,095
	453,247	477,440
Less—current maturities	527	1,215
	$452,720	$476,225

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

On February 2, 2004, the Company issued an additional $45,000 of 9.75% senior subordinated notes due 2013. The notes were issued at a premium of $6,075, which will be amortized over the life of the notes. Premium amortization of $536 and $579 was recorded to interest expense in fiscal 2006 and 2007, respectively, using the effective interest rate method.

On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350,000. On July 25, 2006, the Company amended the facility to increase the amount of the facility per the original agreement to $450,000. This increase took the form of a $90,000 term loan and an increase of $10,000 to the revolver. The Company further amended the credit facility agreement on May 9, 2007. The amendment increased the allowed borrowings under the facility to $525,000 by increasing the term loan by $85,000 and reducing the revolver by $10,000. Proceeds from the term loan increase were used to pay down amounts drawn on the revolver. The amendment also reset the accordion provision in the agreement to permit an increase in the amount of the facility by an additional $50,000 provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. The amendment also modified the definitions of “Consolidated Adjusted Net Income” and “Consolidated Net Worth” to adjust for various non recurring charges incurred or expected to be incurred. The various covenant ratios were revised to provide more flexibility. This credit facility is secured by all of the Company’s assets, including the interests in the equity securities of the Company’s subsidiaries. The revolving credit facility matures April 2010. Further advances were available under the revolver in the amount of $65,374 and $145,479 as of April 30, 2006 and 2007, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $57,726 and $52,521 as of April 30, 2006 and 2007. As of April 30, 2006 and 2007 no amounts had been drawn under the outstanding letters of credit.

The senior revolving credit facility agreement, as amended May 9, 2007, contains covenants that may limit the Company’s activities including covenants that forbid the payment of dividends on common stock. As of April 30, 2007, these covenants restricted capital expenditures to 2.00 times depreciation and landfill amortization, set a minimum net worth requirement of $80,359, a minimum interest coverage ratio of 2.50, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.25 and a maximum senior funded debt to consolidated EBITDA ratio of 3.50. As of April 30, 2007, the company was in compliance with all covenants.

The Company recorded a loss on extinguishment of debt of $1,716 in fiscal 2005 as a result of the write-off of deferred financing costs related to the former credit facility.

On December 28, 2005, the Company completed a $25,000 financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25,000 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the “Indenture”) and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between the Company and the Authority, the Company borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by the Company, or a related party, all located in Maine; and (2) the issuance of the Bonds. At April 30, 2006, remaining issuance proceeds of $5,469 were recorded as restricted cash to be used to pay for the future capital costs as they were incurred. All proceeds related to the issuance were drawn and utilized according to the terms of the agreement during fiscal year 2007.

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

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under the Company’s term loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of April 30, 2007, interest rate swap agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement
Bank A	$25,000	LIBOR	4.444%	May 2006 to May 2008
Bank B	$25,000	LIBOR	4.444%	May 2006 to May 2008
Bank C	$25,000	LIBOR	4.440%	May 2006 to May 2008

On August 1, 2006, the Company entered into three separate interest rate zero-cost collars for a notional amount of $80,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility are accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of April 30, 2007, interest rate collar agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Floor Rate	Cap Rate	Range of Agreement
Bank D	$20,000	4.480%	6.000%	November 2006 to May 2009
Bank E	$20,000	4.500%	6.000%	November 2006 to May 2009
Bank F	$40,000	4.480%	6.000%	November 2006 to May 2009

As of April 30, 2007, debt matures as follows:

Fiscal Year Ended April 30,
2008	$1,215
2009	1,162
2010	250,440
2011	200
2012	78
Thereafter(1)	224,345
$477,440

(1)          Includes unamortized premium of $4,345.

12.          COMMITMENTS AND CONTINGENCIES

(a)   Leases

The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2007:

	Operating Leases	Capital Leases
Fiscal Year Ended April 30,
2008	$14,384	$1,217
2009	11,734	455
2010	26,569	161
2011	7,679	73
2012	7,321	—
Thereafter	78,273	—
Total minimum lease payments	$145,960	1,906
Less—amount representing interest		152
		1,754
Less—current maturities of capital lease obligations		1,104
Present value of long term capital lease obligations		$650

The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2005 and 2006. The Company leases operating facilities and equipment under operating leases with monthly payments varying to $50. Total rent expense under operating leases charged to operations was $4,882, $4,651 and $5,368 in fiscal years ended April 30, 2005, 2006 and 2007, respectively.

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

In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments are amortized and charged to cost of operations over the life of the contract. The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed i.e. as tons are placed into the landfill. The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $4,785, $6,284 and $7,021 in fiscal years ended April 30, 2005, 2006 and 2007, respectively.

(b)   Waste-to-Energy Facility

The Company owns a 100% interest in Maine Energy, which utilizes non-hazardous solid waste as the fuel for the generation of electricity. Maine Energy sells the electricity it produces to Central Maine Power (“Central Maine”) pursuant to a long-term power purchase agreement. Under this agreement, Maine

Energy will sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents (determined in 1996) per kilowatt-hour (“kWh”), which escalated annually by 2% (9.41 cents per kWh as of April 30, 2007). From June 1, 2007 until December 31, 2012, Maine Energy is to be paid the then current market value for both its energy and capacity by Central Maine.

If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant or other similar events, Maine Energy must pay approximately $3,750 to Central Maine as liquidated damages. This payment obligation is secured by a letter of credit with a bank. Additionally, if, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the balance of the letter of credit to Central Maine as liquidated damages. The balance of the letter of credit at April 30, 2007 was $3,750.

Maine Energy produced and sold 156,146,000 kWh, 163,065,000 kWh and 161,077,000 kWh of electricity to Central Maine in the fiscal years ended April 30, 2005, 2006 and 2007, respectively, thereby meeting its kWh requirements under the power purchase agreement.

(c)   Legal Proceedings

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay certain residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleged breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleged was due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint sought damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. As the result of extensive settlement negotiations with the City of Biddeford concerning this lawsuit and other matters, the lawsuit filed by the City of Biddeford has been resolved by a settlement between the parties, effective March 1, 2007, and the lawsuit was dismissed with prejudice on or about May 8, 2007. On June 18, 2007, the Company and the City of Saco agreed to settle their dispute under the terms of a mutual release and settlement agreement, whereby the Company will pay the City of Saco $1.4 million and the City of Saco will release the Company from any further residual cancellation payment obligations. The Company provided for the residual cancellation payment obligations to the City of Biddeford and the City of Saco in prior years in amounts sufficient to cover the settlements.

The New Hampshire Superior Court in Grafton County, NH (the “Superior Court”) ruled on February 1, 1999 that the Town of Bethlehem, NH (the “Town”) could not enforce an ordinance prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the New Hampshire Supreme Court (the “Supreme Court”) denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief. On December 4, 2001, the Town filed an answer and counterclaims seeking authorization to assert site plan review over Stage III and the methane gas utilization/leachate handling facility operating in connection with Stage III, as well as an order declaring that the ordinance prohibiting landfills applies to Stage IV expansion. On April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court’s ruling to the Supreme Court. On March 1, 2004, the Supreme Court affirmed that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005 NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments, thereby restoring such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the two remaining issues remanded by the Supreme Court, which are whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. The trial date has been continued to October 2007. NCES’s March 2007 application to the New Hampshire Department of Environmental Services for an amendment to the Stage IV permit enabling it to construct all of the Stage IV capacity within the 51 acres may, if granted, affect which of the parties’ claims will be adjudicated at the October 2007 trial.

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

On April 6, 2007, a former employee of the Company’s subsidiary Northeast Waste Services, Inc. sued a current employee of the Company for injuries sustained to the former employee due to alleged workplace negligence. Although the claim is not against the Company, the Company has a duty to defend under its business auto policy and will be liable for any damages up to the Company’s deductible limit, but will have a lien against any recovery to recover any worker’s compensation payments made by the

Company to the former employee. No discovery has occurred in the case and the Company is unable to predict the probability of the outcome or any range of potential loss.

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

(e)   Employment Contracts

The Company has entered into employment contracts with four of its senior officers. Two contracts are dated December 8, 1999, while the other two are dated June 18, 2001 and July 20, 2001, respectively. Each contract had an initial three year term and a two year covenant not to compete from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,221. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses.

13.          PREFERRED STOCK

The Company is authorized to issue up to 1,000 shares of preferred stock in one or more series. As of April 30, 2006 and 2007, the Company had 56 shares authorized and 53 shares issued and outstanding, respectively, of Series A Redeemable Convertible Preferred Stock issued at $1,000 per share. These shares are convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends are cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000. The Company has the option to redeem the preferred stock for cash at any time after three years at a price giving the holder a defined yield, but must redeem the shares by the seventh anniversary date of August 11, 2007, at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon change in control of the Company.

On April 30, 2007, since the Company does not anticipate that the shares will be converted to Class A common stock by the redemption date, the Company has reflected the redemption value of the shares, $74,018, as a current liability. The value includes the liquidation preference of $1,000 per share plus accrued but unpaid dividends.

During the fiscal years ended April 30, 2005, 2006 and 2007, the Company accrued $3,338, $3,432 and $3,588 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheets.

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

(b)   Stock Warrants

At April 30, 2006 and 2007, there were outstanding warrants to purchase 91 and 78 shares of the Company’s Class A Common Stock, respectively, at exercise prices between $18.14 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants’ issuance. The warrants are exercisable and expire at varying times through November 2008.

(c)   Stock Option Plans

During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the “1996 Option Plan”) provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2006, a total of 167 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $14.30. As of April 30, 2007, a total of 86 options to purchase Class A common Stock were outstanding at an average exercise price of $16.00. No further options may be granted under this plan.

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. As amended in 1998, the 1997 Stock Option Plan (the “1997 Plan”) provides for the issuance of up to 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2006, options to purchase 3,056 shares of Class A Common Stock at an average exercise price of $13.12 were outstanding under the 1997 Plan. As of April 30, 2007, options to purchase 3,403 shares of Class A Common Stock at a weighted average exercise price of $13.19 were outstanding under the 1997 Plan. As of April 30, 2007, 648 options were available for future grant under the 1997 Plan.

Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 18 and 10 at April 30, 2006 and April 30, 2007, respectively, at weighted average exercise prices of $17.65 and $21.56, respectively. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company’s stock. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2006 and 2007, options to purchase 189 shares of Class A Common Stock at a weighted average exercise price of $11.87 were outstanding. As of April 30, 2006 and 2007, 9 options were available for future grant under the Non-Employee Director Plan.

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

The 2006 Plan is intended to replace the 1997 Plan, which expires by its terms on July 31, 2007 and the Non-Employee Director Plan. Upon the expiration of the 1997 Plan on July 31, 2007, all then outstanding options will remain in effect, but no additional option grants may be made under the 1997 Plan. As of April 30, 2007, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan and 1,230 options were available for future grant.

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

Stock option activity for the fiscal years ended April 30, 2005, 2006 and 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2004	3,400	12.93
Granted	357	13.15
Terminated	(209)	(16.98)
Exercised	(168)	(9.48)
Outstanding, April 30, 2005	3,380	12.87
Granted	395	12.06
Terminated	(108)	(11.41)
Exercised	(237)	(8.41)
Outstanding, April 30, 2006	3,430	13.13
Granted	498	12.91
Terminated	(63)	(13.24)
Exercised	(130)	(11.13)
Outstanding, April 30, 2007	3,735	$13.17
Exercisable, April 30, 2005	2,908	$12.94
Exercisable, April 30, 2006	3,430	$13.13
Exercisable, April 30, 2007	3,260	$13.22

Set forth below is a summary of options outstanding and exercisable as of April 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.61 - $6.91	32	5.4	$5.66	32	$5.66
$6.92 - $10.38	814	4.4	8.78	770	8.70
$10.39 - $15.58	2,402	5.8	13.07	1,991	13.08
$15.59 - $23.38	259	2.4	17.14	239	17.27
Over $23.39	228	1.0	26.53	228	26.53
Totals	3,735	5.0	$13.17	3,260	$13.22

(d)   Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which establishes accounting for stock based awards exchanged for employee services using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the specified vesting period. Prior periods are not restated.

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

	Fiscal Year Ended April 30,
	2005	2006
Net income available to common stockholders, as reported	$3,931	$7,672
Add: Compensation expense, net recorded for the acceleration of vesting of options previously awarded	—	24
Deduct: Total stock-based compensation expense determined under fair value based method, net	(1,372)	(2,167)
Pro forma, net income available to common stockholders	$2,559	$5,529
Basic income per common share:
As reported	$0.16	$0.31
Pro forma	$0.10	$0.22
Diluted income per common share:
As reported	$0.16	$0.30
Pro forma	$0.10	$0.22

Effective March 2, 2006, the Company accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration is significantly reduced. The Company recognized stock-based compensation expense totaling $39 ($24 net of tax) related to the accelerated vesting of options previously awarded. This expense was included in General and Administration expenses in the Consolidated Statements of Operations for the fiscal year ended April 30, 2006.

Stock-based compensation expense recognized for the fiscal year ended April 30, 2007 totaled approximately $702, or approximately a $0.03 per share decrease to basic and diluted net income per common share. Of these amounts, expense recorded with respect to stock options was $601 and expense recorded with respect to the Company’s employee stock purchase plan was $101. This expense is included in General and Administration expenses in the Consolidated Statements of Operations. The total compensation cost at April 30, 2007 related to unvested stock options was $1,938 and that future expense will be recognized over the remaining vesting periods of the stock options. The weighted average remaining vesting period of those awards is approximately 3.0 years.

The company did not record a tax benefit related to the exercise of stock options in the fiscal year ended April 30, 2007. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

The Company’s calculations of stock-based compensation expense for the fiscal years April 30, 2005, 2006 and 2007 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the fiscal years ended April 30, 2005, 2006 and 2007 as follows:

	Fiscal Year Ended April 30,
	2005	2006	2007
Stock Options:
Expected life	5 years	5 years	6 years
Risk-free interest rate	3.87%	3.81%	5.10%
Expected volatility	40.35%	30.42%	31.02%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.69%	4.30%	5.10%
Expected volatility	40.35%	30.42%	33.03%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For fiscal year 2007, expected volatility is calculated using the average of weekly historical volatility over the last six years. One and three year historical volatility is based on the weekly price changes of the Company’s Class A Common Stock. The six year historical volatility is based on peer group volatility and the weekly price changes of the common stock of various other publicly traded solid waste companies.

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

A summary of options outstanding as of April 30, 2006, and changes during the fiscal year ended April 30, 2007, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)
Outstanding, April 30, 2006	—	3,430	3,430	$13.13	$11,206	5.2
Granted	488	10	498	12.91
Forfeited	(13)	(50)	(63)	13.24
Exercised	—	(130)	(130)	11.13
Outstanding, April 30, 2007	475	3,260	3,735	13.17	582	5.0
Exercisable, April 30, 2007		3,260	3,260	$13.22	$582	4.3

The weighted average grant date fair value per share for the stock options granted during the fiscal years ended April 30, 2005, 2006 and 2007 was $5.43, $4.09 and $5.24, respectively. The total intrinsic value of stock options exercised during the fiscal year ended April 30, 2007 was $384. The total fair value of the 10 stock options vested during the fiscal year ended April 30, 2007 was $64.

15.          EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. The Company will contribute fifty cents for every dollar an employee invests in the 401(k) plan up to a maximum Company match of seven-hundred fifty dollars per calendar year. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2005, 2006 and 2007 amounted to $365, $570 and $587, respectively.

In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2005, 2006 and 2007, 22, 26 and 30 shares, respectively, of Class A Common Stock were issued under this plan. As of April 30, 2007, 382 shares of Class A Common Stock were available for distribution under this plan.

16.          INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2005, 2006 and 2007 consists of the following:

	Fiscal Year Ended April 30,
	2005	2006	2007
Federal—
Current	$92	$410	$194
Deferred	4,099	6,079	(4,805)
Deferred benefit of loss carryforwards	—	—	(3,195)
	4,191	6,489	(7,806)
State—
Current	527	1,578	935
Deferred	1,365	(632)	(1,174)
Deferred benefit of loss carryforwards	—	(210)	(484)
	1,892	736	(723)
	$6,083	$7,225	$(8,529)

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2005, 2006 and 2007 are as follows:

	Fiscal Year Ended April 30,
	2005	2006	2007
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$4,854	$6,559	$(8,798)
State income taxes, net of federal benefit	675	763	(959)
(Decrease)/increase in valuation allowance	554	(242)	541
Non-deductible stock option charges	—	—	235
Change in state tax rate, net of federal benefit	(95)	(136)	—
Other, net	95	281	452
	$6,083	$7,225	$(8,529)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2006 and 2007:

	April 30,
	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$29,550	$33,197
Accrued expenses and reserves	11,374	13,870
Deferred revenue	1,460	1.537
Alternative minimum tax credit carryforwards	1,492	1,651
Unrealized loss on hedges	—	864
Gain on business dispositions	711	709
Other	2,111	1,776
Total deferred tax assets	46,698	53,604
Less: valuation allowance	(6,070)	(5,459)
Total deferred tax assets after valuation allowance	40,628	48,145
Deferred tax liabilities:
Accelerated depreciation of property and equipment	(25,881)	(19,745)
Amortization of intangibles	(15,202)	(17,908)
Basis difference in equity interests	(1,114)	(649)
Other	(354)	(82)
Total deferred tax liabilities	(42,551)	(38,384)
Net deferred tax (liability) asset	$(1,923)	$9,761

At April 30, 2007, the Company has, for Federal income tax purposes, net operating loss carryforwards of approximately $77,850 that expire in years 2008 through 2027 and state net operating loss carryforwards of approximately $76,093 that expire in years 2008 through 2027. The net operating loss carryforwards include $383 for which a benefit will be recorded in additional paid-in capital when realized. Substantial limitations restrict the Company’s ability to utilize certain state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for $55,951 of the state net operating loss carryforwards. In addition, the Company has $1,651 minimum tax credit carryforward available that is not subject to limitation.

The $611 net decrease in the valuation allowance is primarily due to the expiration of certain state loss carryforwards, offset in part by an increase in the valuation allowance for other state loss carryforwards.

The valuation allowance includes $220 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company’s current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

17.          HARDWICK IMPAIRMENT AND CLOSING CHARGES AND DEVELOPMENT PROJECT CHARGES.

Hardwick impairment and closing charges:

In the fourth quarter of fiscal year 2007, the Company suspended operations at the Hardwick Landfill in the South Eastern region. At April 30, 2007, the Company recorded an impairment and closing charge associated with this site of $26,892. Included in the amount is $8,154 associated with future cash expenditures on capping, closure and post-closure activities at the landfill, $2,323 of which had been previously accrued as part of normal operations.

Development project charges:

In the second quarter of fiscal 2005, the Company recorded a charge of $295 as to reflect the write-off of development costs associated with unsuccessful negotiations to operate and develop a landfill located in McKean County, Pennsylvania in the Western region.

In the third quarter of fiscal 2006, the Company recorded a charge of $1,329 as to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill in the South Eastern region. The Company plans to continue pursuing this contract but feels additional time is required before the project is restarted.

At April 30, 2007, the Company recorded charges totaling $752 related to one landfill development project and one composting development project in the North Eastern region and one landfill development project in the South Eastern region which the Company has deemed to be unsuccessful.

18.          DISCONTINUED OPERATIONS

Discontinued Operations:

During the second quarter of fiscal year 2005, the Company completed the sale of the assets of Data Destruction Services, Inc. (“Data Destruction”) for cash sale proceeds of $3,050. This shredding operation had been historically accounted for as a component of continuing operations in FCR Recycling up until its sale. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of Data Destruction were reclassified from continuing to discontinued operations in fiscal year 2005. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $82 has been recorded and classified as a loss on disposal of discontinued operations.

During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region for cash sale proceeds of $7,383. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of the Holliston Transfer Station have been reclassified from continuing to discontinued operations in fiscal years 2005 and 2006 and the operating results for fiscal year 2007 are classified as loss from discontinued operations. Also in connection with the discontinued accounting treatment, the loss (net of tax) from the sale amounting to $717 has been recorded and classified as a loss on disposal of discontinued operations.

Revenues and loss before tax benefit attributable to discontinued operations for fiscal years 2005, 2006 and 2007 are as follows:

	Fiscal Year Ended April 30,
	2005	2006	2007
Revenue	11,603	10,756	10,387
Loss before income tax benefit (provision)	(86)	(675)	(2,072)

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial intercompany activity associated with discontinued operations.

19.          EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2005	2006	2007
Numerator:
(Loss) income from continuing operations before discontinued operations	$7,785	$11,514	$(16,608)
Less: preferred stock dividends	(3,338)	(3,432)	(3,588)
(Loss) income from continuing operations before discontinued operations available to common stockholders	$4,447	$8,082	$(20,196)
Denominator:
Number of shares outstanding, end of period:
Class A common stock	23,860	24,185	24,332
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(169)	(193)	(48)
Weighted average number of common shares used in basic EPS	24,679	24,980	25,272
Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	514	388	—
Weighted average number of common shares used in diluted EPS	25,193	25,368	25,272

For the fiscal years ended April 30, 2005, 2006 and 2007, 6,079, 6,453 and 8,948, respectively, of potentially dilutive common stock related to options, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

20.          RELATED PARTY TRANSACTIONS

(a)   Services

During fiscal years ended April 30, 2005, 2006 and 2007, the Company retained the services of a related party, a company wholly owned by two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2005, 2006 and 2007 were $9,193, $13,286 and $13,180, respectively, of which $1,162 and $1,890 were outstanding and included in either accounts payable or other current liabilities at April 30, 2006 and 2007, respectively.

(b)   Leases

On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $23 and expire in April 2008. Total expense charged to operations for fiscal years ended April 30, 2005, 2006 and 2007 under these agreements was $275, $277 and $277, respectively.

(c)   Landfill Post-closure

The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2005, 2006 and 2007, the Company paid $8, $4 and $15 respectively, pursuant to this agreement. As of April 30, 2006 and 2007, the Company has accrued $65 and $120 respectively, for costs associated with its post-closure obligations.

(d)   Employee Loans

As of April 30, 2006 and 2007, the Company has recourse loans to officers and employees outstanding in the amount of $1,003. The interest on these notes is payable upon demand by the Company. The notes have no fixed repayment terms. Interest is at the Wall Street Journal Prime Rate (8.25% at April 30, 2007), none of which has been recorded for fiscal years 2005, 2006 and 2007. Non current assets includes notes from officers consisting of $916 at April 30, 2006 and 2007. Current assets include receivables associated with loans to employees of the Company amounting to $87 at April 30, 2006 and 2007.

(e)   Commodity Sales

The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $3,560, $4,578 and $4,142 for fiscal years ended April 30, 2005, 2006 and 2007, respectively.

21.   SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into North Eastern region, South Eastern region, Central region, Western region and FCR Recycling. The Company’s revenues in the North Eastern region, South Eastern region, Central region and Western region segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, cardboard, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees, are included in Other.

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2005(1)
Outside revenues	$93,439	$78,535	$108,700	$92,684	$82,009
Inter-segment revenues	24,383	28,963	53,527	21,271	462
Operating income	6,527	(5,863)	17,450	12,818	12,640
Depreciation and amortization	18,059	13,936	14,855	12,999	3,723
Interest expense (net)	5,241	12,133	(1,738)	8,560	2,782
Capital expenditures	14,707	10,216	21,087	22,323	9,325
Goodwill	25,340	31,645	30,158	53,450	16,899
Total assets	$172,427	$128,341	$125,592	$149,317	$60,000

	Other	Eliminations	Total
Year Ended April 30, 2005(1)
Outside revenues	$15,956	$—	$471,323
Inter-segment revenues	2	(128,608)	—
Operating income	(2,203)	—	41,369
Depreciation and amortization	1,860	—	65,432
Interest expense (net)	1,789	—	28,767
Capital expenditures	1,416	—	79,074
Goodwill	—	—	157,492
Total assets	$76,777	$—	$712,454

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2006(1)
Outside revenues	$109,869	$77,634	$117,792	$101,145	$89,842
Inter-segment revenues	26,652	31,667	58,089	21,774	470
Operating income	7,022	(1,926)	17,025	8,932	13,533
Depreciation and amortization	18,403	10,004	15,673	13,442	4,949
Interest expense (net)	4,890	13,382	(2,897)	9,755	3,261
Capital expenditures	23,801	18,395	26,924	20,769	20,861
Goodwill	25,327	31,645	31,106	55,696	27,484
Total assets	$179,661	$140,300	$143,562	$166,331	$90,853

	Other	Eliminations	Total
Year Ended April 30, 2006(1)
Outside revenues	$18,890	$—	$515,172
Inter-segment revenues	—	(138,652)	—
Operating income	(2,182)	—	42,404
Depreciation and amortization	1,912		64,383
Interest expense (net)	2,896		31,287
Capital expenditures	2,093		112,843
Goodwill	—		171,258
Total assets	$90,404	$—	$811,111

	North Eastern	South Eastern	Central	Western	FCR
	region	region	region	region	Recycling
Year Ended April 30, 2007
Outside revenues	$117,763	$67,771	$126,018	$108,086	$102,376
Inter-segment revenues	27,798	34,674	58,598	25,366	185
Operating income	6,534	(31,746)	14,213	10,772	14,895
Depreciation and amortization	19,677	9,267	19,415	15,429	5,915
Interest expense (net)	5,561	15,892	(3,186)	10,738	3,915
Capital expenditures	20,002	19,540	26,641	22,799	12,035
Goodwill	26,025	31,645	31,960	56,331	27,389
Total assets	$187,692	$128,263	$151,890	$175,385	$98,700

	Other	Eliminations	Total
Year Ended April 30, 2007
Outside revenues	$24,976	$—	$546,990
Inter-segment revenues	—	(146,621)	—
Operating income	(2,569)	—	12,099
Depreciation and amortization	2,037		71,740
Interest expense (net)	5,939		38,859
Capital expenditures	1,156		102,173
Goodwill	—		173,350
Total assets	$90,636	$—	$832,566

(1)          Effective May 1, 2006, the Company began recording (gain) loss on sale of equipment as a component of cost of operations. Previously this had been recorded as a component of other income. Accordingly, segment data for the fiscal years 2005 and 2006 has been conformed to reflect this modification.

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2005	2006	2007
Collection	$237,877	$253,282	$260,951
Landfill / disposal facilities	80,132	97,801	106,465
Transfer	31,221	33,638	30,892
Recycling	122,093	130,451	148,682
Total	$471,323	$515,172	$546,990

22.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2006 and 2007.

Fiscal Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$140,757	$144,940	$131,038	$130,255
Operating (loss) income	8,705	14,482	8,823	(19,910)
(Loss) income from continuing operations before discontinued operations	89	2,444	(714)	(18,427)
Net (loss) income available to common stockholders	(934)	1,498	(1,747)	(20,288)
(Loss) income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	(0.03)	0.06	(0.06)	(0.76)
Net (loss) income available to common stockholders	(0.04)	0.06	(0.07)	(0.80)
Diluted:
(Loss) income from continuing operations before discontinued operations	(0.03)	0.06	(0.06)	(0.76)
Net (loss) income available to common stockholders	(0.04)	0.06	(0.07)	(0.80)

Fiscal Year 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$129,241	$133,926	$127,880	$124,125
Operating income	12,865	13,701	5,771	10,067
Income from continuing operations before discontinued operations	3,136	4,213	1,398	2,768
Net income available to common stockholders	2,257	3,303	428	1,682
Income per common share:
Basic:
Income from continuing operations before discontinued operations	0.09	0.14	0.02	0.08
Net income available to common stockholders	0.09	0.13	0.02	0.07
Diluted:
Income from continuing operations before discontinued operations	0.09	0.13	0.02	0.08
Net income available to common stockholders	0.09	0.13	0.02	0.07

23.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2006 and 2007; the condensed consolidating results of operations for the fiscal years ended April 30, 2005, 2006 and 2007; and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2005, 2006 and 2007 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2006

(In thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(3,840)	$10,743	$522	$—	$7,425
Accounts receivable—trade, net of allowance for doubtful accounts	35	54,731	620	(27)	55,359
Deferred taxes	4,029	—	1,005	—	5,034
Current assets of discontinued operations	—	925	—	—	925
Other current assets	2,456	7,852	—	(77)	10,231
Total current assets	2,680	74,251	2,147	(104)	78,974
Property, plant and equipment, net of accumulated depreciation and amortization	3,252	471,733	(693)	—	474,292
Goodwill	—	171,258	—	—	171,258
Restricted cash	5,469	3	12,415	—	17,887
Investment in subsidiaries	1,189	—	—	(1,189)	—
Assets under contractual obligation	—	937	—	—	937
Non-current assets of discontinued operations	—	6,992	—	—	6,992
Other non-current assets	27,467	37,563	120	(4,379)	60,771
	37,377	688,486	11,842	(5,568)	732,137
Intercompany receivable	656,623	(657,153)	(3,849)	4,379	—
	$696,680	$105,584	$10,140	$(1,293)	$811,111

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2006

(In thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$—	$527	$—	$—	$527
Current maturities of capital lease obligations	121	940	—	—	1,061
Accounts payable	2,227	43,402	245	(104)	45,770
Accrued payroll and related expenses	1,413	5,334	29	—	6,776
Accrued interest	6,648	2	—	—	6,650
Accrued income taxes	200	—	—	—	200
Current liabilities of discontinued operations	—	826	—	—	826
Other current liabilities	5,688	13,422	13,845	—	32,955
Total current liabilities	16,297	64,453	14,119	(104)	94,765
Long-term debt, less current maturities	451,824	896	—	—	452,720
Deferred income taxes	6,957	—	—	—	6,957
Other long-term liabilities	1,682	33,372	1,695	—	36,749
COMMITMENTS AND CONTINGENCIES
Series A redeemable, convertible preferred stock, authorized—55,750, issued and outstanding—53,000, liquidation preference of $1,000 per share plus accrued but unpaid dividends	70,430	—	—	—	70,430
STOCKHOLDERS’ EQUITY:
Class A common stock— Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,185,000 shares	242	101	100	(201)	242
Class B common stock— Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	159	91	(122)	31	159
Additional paid-in capital	274,297	48,360	2,743	(51,103)	274,297
Accumulated deficit	(125,218)	(41,689)	(8,395)	50,084	(125,218)
Total stockholders’ equity	149,490	6,863	(5,674)	(1,189)	149,490
	$696,680	$105,584	$10,140	$(1,293)	$811,111

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,967)	$13,012	$1,318	$—	$12,363
Accounts receivable—trade, net of allowance for doubtful accounts	31	60,347	166	(27)	60,517
Refundable income taxes	1,340	—	—	—	1,340
Deferred taxes	7,306	—	909	—	8,215
Other current assets	1,679	9,159	—	—	10,838
Total current assets	8,389	82,518	2,393	(27)	93,273
Property, plant and equipment, net of accumulated depreciation and amortization	2,587	485,509	(475)	—	487,621
Goodwill	—	173,350	—	—	173,350
Restricted cash	—	4	12,730	—	12,734
Deferred income taxes	1,546	—	—	—	1,546
Investment in subsidiaries	(12,170)	—	—	12,170	—
Assets under contractual obligation	—	55	—	—	55
Other non-current assets	29,589	38,657	120	(4,379)	63,987
	21,552	697,575	12,375	7,791	739,293
Intercompany receivable	670,919	(669,191)	(6,107)	4,379	—
	$700,860	$110,902	$8,661	$12,143	$832,566

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$315	$—	$—	$1,215
Series A redeemable, convertible preferred stock	74,018	—	—	—	74,018
Accounts payable	1,580	50,722	96	(27)	52,371
Accrued payroll and related expenses	1,795	6,760	—	—	8,555
Accrued interest	9,268	7	—	—	9,275
Accrued closure and post-closure costs, current portion	—	8,386	535	—	8,921
Other current liabilities	6,811	17,045	8,414	—	32,270
Total current liabilities	94,372	83,235	9,045	(27)	186,625
Long-term debt, less current maturities	475,445	780		—	476,225
Capital lease obligations, less current maturities	—	650	—	—	650
Accrued closure and post closure costs, less current portion	—	29,408	43	—	29,451
Minority interest	—	—	—	—	—
Other long-term liabilities	1,547	6,526	2,046	—	10,119
STOCKHOLDERS’ EQUITY:
Class A common stock— Authorized—100,000,000 shares, $0.01 par value; issued and outstanding— 24,332,000 shares	243	101	100	(201)	243
Class B common stock— Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,001)	120	(4)	(116)	(1,001)
Additional paid-in capital	273,345	46,704	3,813	(50,517)	273,345
Accumulated deficit	(143,101)	(56,622)	(6,382)	63,004	(143,101)
Total stockholders’ equity	129,496	(9,697)	(2,473)	12,170	129,496
	$700,860	$110,902	$8,661	$12,143	$832,566

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2005
(In thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$466,760	$14,429	$(9,866)	$471,323
Operating expenses:
Cost of operations	(187)	301,284	10,830	(9,866)	302,061
General and administration	506	60,583	1,077	—	62,166
Depreciation and amortization	1,621	58,437	5,374	—	65,432
Development project charge	—	295	—	—	295
	1,940	420,599	17,281	(9,866)	429,954
Operating income (loss)	(1,940)	46,161	(2,852)	—	41,369
Other expense/(income), net:
Interest income	(29,044)	(116)	(325)	29,032	(453)
Interest expense	30,812	27,308	132	(29,032)	29,220
(Income) loss from equity method investments	(18,199)	(2,883)	—	18,199	(2,883)
Loss on debt extinguishment	1,716	—	—	—	1,716
Other expense/(income), net:	(411)	314	(2)	—	(99)
Other expense/(income), net	(15,126)	24,623	(195)	18,199	27,501
Income (loss) from continuing operations before income taxes and discontinued operations	13,186	21,538	(2,657)	(18,199)	13,868
Provision for income taxes	5,917	—	166	—	6,083
Income (loss) from continuing operations before discontinued operations	7,269	21,538	(2,823)	(18,199)	7,785
Discontinued operations:
Income from discontinued operations, net	—	(434)	—	—	(434)
Loss on disposal of discontinued operations, net	—	(82)	—	—	(82)
Net income (loss)	7,269	21,022	(2,823)	(18,199)	7,269
Preferred stock dividend	3,338	—	—	—	3,338
Net income (loss) available to common stockholders	$3,931	$21,022	$(2,823)	$(18,199)	$3,931

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2006
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$513,188	$10,012	$(8,028)	$515,172
Operating expenses:
Cost of operations	12	338,064	9,897	(8,028)	339,945
General and administration	(429)	66,842	698	—	67,111
Depreciation and amortization	1,660	62,453	270	—	64,383
Development project charge	—	1,329	—	—	1,329
	1,243	468,688	10,865	(8,028)	472,768
Operating income (loss)	(1,243)	44,500	(853)	—	42,404
Other expense/(income), net:
Interest income	(32,500)	(370)	(453)	32,395	(928)
Interest expense	35,451	29,104	55	(32,395)	32,215
(Income) loss from equity method investments	(20,870)	(5,742)	—	20,870	(5,742)
Other (income)/expense, net:	(1,703)	(177)	—	—	(1,880)
Other expense/(income), net	(19,622)	22,815	(398)	20,870	23,665
Income (loss) from continuing operations before income taxes and discontinued operations	18,379	21,685	(455)	(20,870)	18,739
Provision for income taxes	7,275	—	(50)	—	7,225
Income (loss) from continuing operations before discontinued operations	11,104	21,685	(405)	(20,870)	11,514
Discontinued operations:
Income from discontinued operations, net	—	(410)	—	—	(410)
Net income (loss)	11,104	21,275	(405)	(20,870)	11,104
Preferred stock dividend	3,432	—	—	—	3,432
Net income (loss) available to common stockholders	$7,672	$21,275	$(405)	$(20,870)	$7,672

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FISCAL YEAR ENDED APRIL 30, 2007
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$544,911	$11,975	$(9,896)	$546,990
Operating expenses:
Cost of operations	2,775	360,036	7,737	(9,896)	360,652
General and administration	400	73,996	459	—	74,855
Depreciation and amortization	1,774	69,045	921	—	71,740
Hardwick impairment and closing charge	—	26,892	—	—	26,892
Development project charges	—	752	—	—	752
	4,949	530,721	9,117	(9,896)	534,891
Operating income (loss)	(4,949)	14,190	2,858	—	12,099
Other expense/(income), net:
Interest income	(37,237)	(537)	(581)	37,090	(1,265)
Interest expense	43,280	33,721	213	(37,090)	40,124
(Income) loss from equity method investments	16,797	(2,105)	—	(15,743)	(1,051)
Other income	(254)	(318)	—	—	(572)
Other expense/(income), net	22,586	30,761	(368)	(15,743)	37,236
(Loss) income from continuing operations before income taxes and discontinued operations	(27,535)	(16,571)	3,226	15,743	(25,137)
(Benefit) provision for income taxes	(9,652)	—	1,123	—	(8,529)
(Loss) income from continuing operations before discontinued operations	(17,883)	(16,571)	2,103	15,743	(16,608)
Discontinued operations:
Loss from discontinued operations, net	—	(558)	—	—	(558)
Loss on disposal of discontinued operations, net	—	(717)	—	—	(717)
Net (loss) income	(17,883)	(17,846)	2,103	15,743	(17,883)
Preferred stock dividend	3,588	—	—	—	3,588
Net (loss) income available to common stockholders	$(21,471)	$(17,846)	$2,103	$15,743	$(21,471)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2005
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,325)	$81,745	$2,788	$—	$83,208
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(9,513)	—	—	(9,513)
Additions to property, plant and equipment—growth	—	(24,723)	—	—	(24,723)
—maintenance	(1,314)	(51,957)	(1,080)	—	(54,351)
Payments on landfill operating lease contracts	—	(20,276)	—	—	(20,276)
Proceeds from divestitures	—	3,050	—	—	3,050
Other	—	3,048	—	—	3,048
Net Cash Used In Investing Activities	(1,314)	(100,371)	(1,080)	—	(102,765)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	318,900	—	—	—	318,900
Principal payments on long-term debt	(290,668)	(4,205)	(1,328)	—	(296,201)
Deferred financing costs	(3,051)	—	—	—	(3,051)
Proceeds from exercise of stock options	1,653	—	—	—	1,653
Intercompany borrowings	(28,373)	28,336	37	—	—
Net Cash Provided by (Used in) Financing Activities	(1,539)	24,131	(1,291)	—	21,301
Discontinued Operations:
Used in Operating Activities	—	(90)	—	—	(90)
Used in Investing Activities	—	(990)	—	—	(990)
Used in financing Activities	—	(9)	—	—	(9)
Cash Used in Discontinued Operations	—	(1,089)	—	—	(1,089)
Net increase (decrease) in cash and cash equivalents	(4,178)	4,416	417	—	655
Cash and cash equivalents, beginning of period	1,795	5,730	398	—	7,923
Cash and cash equivalents, end of period	$(2,383)	$10,146	$815	$—	$8,578

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2006
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(4,113)	$78,752	$861	$—	$75,500
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(19,691)	—	—	(19,691)
Additions to property, plant and equipment—growth	—	(47,474)	—	—	(47,474)
—maintenance	(1,981)	(62,683)	(705)	—	(65,369)
Payments on landfill operating lease contracts	—	(10,539)	—	—	(10,539)
Restricted cash from revenue bond issuance	(5,469)	—	—	—	(5,469)
Other	(3,047)	2,539	—	—	(508)
Net Cash Used In Investing Activities	(10,497)	(137,848)	(705)	—	(149,050)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	208,197	800	—	—	208,997
Principal payments on long-term debt	(135,366)	(1,045)	—	—	(136,411)
Other	1,432	—	—	—	1,432
Intercompany borrowings	(61,110)	61,559	(449)	—	—
Net Cash Provided by (Used in) Financing Activities	13,153	61,314	(449)	—	74,018
Discontinued Operations:
Used in Operating Activities	—	(440)	—	—	(440)
Used in Investing Activities	—	(1,168)	—	—	(1,168)
Used in financing Activities	—	(13)	—	—	(13)
Cash Used in Discontinued Operations	—	(1,621)	—	—	(1,621)
Net (decrease) increase in cash and cash equivalents	(1,457)	597	(293)	—	(1,153)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578
Cash and cash equivalents, end of period	$(3,840)	$10,743	$522	$—	$7,425

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED APRIL 30, 2007
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,906)	$84,664	$(1,303)	$—	$81,455
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,750)	—	—	(2,750)
Additions to property, plant and equipment—growth	—	(36,738)	—	—	(36,738)
—maintenance	(1,106)	(63,192)	(1,137)	—	(65,435)
Payments on landfill operating lease contracts	—	(4,995)	—	—	(4,995)
Proceeds from divestitures	—	7,383	—	—	7,383
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Investment in unconsolidated entities	(4,378)	—	—	—	(4,378)
Other	—	2,590	—	—	2,590
Net Cash (Used In) Provided by Investing Activities	51	(97,702)	(1,137)	—	(98,788)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	267,137	388	—	—	267,525
Principal payments on long-term debt	(243,150)	(1,600)	—	—	(244,750)
Other	1,026	—	—	—	1,026
Intercompany borrowings	(21,285)	18,049	3,236	—	—
Net Cash Provided by (Used in) Financing Activities	3,728	16,837	3,236	—	23,801
Discontinued Operations:
Used in Operating Activities	—	(879)	—	—	(879)
Used in Investing Activities	—	(651)	—	—	(651)
Cash Used in Discontinued Operations	—	(1,530)	—	—	(1,530)
Net increase in cash and cash equivalents	1,873	2,269	796	—	4,938
Cash and cash equivalents, beginning of period	(3,840)	10,743	522	—	7,425
Cash and cash equivalents, end of period	$(1,967)	$13,012	$1,318	$—	$12,363

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under the Company’s equity compensation plans as of April 30, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	3,727,386	$13.15	2,269,176 (3)
Equity compensation plans not approved by security holders	—	$—	—

(1)          This table excludes an aggregate of 9,692 shares issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of KTI, Inc. The weighted average exercise price of the excluded options is $22.56.

(2)          In addition to being available for future issuance upon exercise of options that may be granted after April 30, 2007, 648,456 shares under the Company’s Amended and Restated 1997 Stock Incentive Plan and 1,230,000 shares under the Company’s 2006 Stock Incentive Plan, of the 2,269,176 shares reflected in column (c), may instead be issued in the form of restricted stock or other equity-based awards.

(3)          Includes 381,720 shares issuable under the Company’s 1997 Employee Stock Purchase Plan.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of April 30, 2005 and 2006.
Consolidated Statements of Operations for the fiscal years ended April 30, 2004, 2005, and 2006.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30 2004, 2005, and 2006.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2004, 2005, and 2006.
Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.

(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.
Dated: June 22, 2007	By:	/s/ JOHN W. CASELLA
John W. Casella
Chairman and Chief Executive Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ JOHN W. CASELLA	Chairman of the Board of Directors and Chief	June 22, 2007
John W. Casella	Executive Officer (Principal Executive Officer)
s/ JAMES W. BOHLIG		June 22, 2007
James W. Bohlig	President and Chief Operating Officer, Director
/s/ RICHARD A. NORRIS	Senior Vice President and Chief Financial	June 22, 2007
Richard A. Norris	Officer (Principal Accounting and Financial
Officer)
/s/ DOUGLAS R. CASELLA		June 22, 2007
Douglas R. Casella	Director
/s/ JOHN F. CHAPPLE III		June 22, 2007
John F. Chapple III	Director
/s/ GREGORY B. PETERS		June 22, 2007
Gregory B. Peters	Director
/s/ JAMES F. CALLAHAN, JR.		June 22, 2007
James F. Callahan, Jr.	Director
/s/ D. RANDOLPH PEELER		June 22, 2007
D. Randolph Peeler	Director
/s/ JOSEPH G. DOODY		June 22, 2007
Joseph G. Doody	Director
/s/ JAMES P. MCmANUS		June 22, 2007
James P. McManus	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Casella Waste Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 18, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended April 30, 2007 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended April 30, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

VITALE, CATURANO & COMPANY, LTD.
June 18, 2007
Boston, Massachusetts

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended April 30,
	2005	2006	2007
Balance at beginning of period	$581	$698	$650
Additions—Charged to expense	954	562	2,074
Deductions—Bad debts written off, net of recoveries	(837)	(610)	(1,132)
Balance at end of period	$698	$650	$1,592

EXHIBIT INDEX

Exhibit No.	Description
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

10.47	2006 Stock Incentive Plan (incorporated herein by reference to the current report on Form 10-Q of Casella as filed on December 7, 2006 (file no. 000-23211)).
10.48

Third Amendment To Amended And Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to the current report on Form 8-K of Casella as filed on May 15, 2007 (file no. 000-23211)).

21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1	Consent of Vitale Caturano & Company, LTD.
23.2 +	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of PricewaterhouseCoopers LLP on financial statements of US Green Fiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of US Green Fiber, LLC - December 31, 2005, 2004 and 2003.
99.2	Financial Statements of US Green Fiber, LLC - December 31, 2006, 2005 and 2004.

+                Filed herewith

++     Furnished herewith