Form 10-Q
period 2007-07-31
CASELLA WASTE SYSTEMS INC
filed 2007-09-07
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 31, 2007:

Class A Common Stock	24,351,167
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
	2007	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,363	$4,378
Restricted cash	73	94
Accounts receivable - trade, net of allowance for doubtful accounts of $1,592 and $1,784	62,044	65,047
Notes receivable - officers/employees	87	87
Refundable income taxes	1,340	1,867
Prepaid expenses	5,518	4,928
Inventory	3,524	3,536
Deferred income taxes	8,215	14,124
Other current assets	1,636	1,611
Total current assets	94,800	95,672

Property, plant and equipment, net of accumulated depreciation and amortization of $421,532 and $441,732	487,621	488,289
Goodwill	173,350	172,885
Intangible assets, net	2,217	2,067
Restricted cash	12,734	12,855
Notes receivable - officers/employees	916	1,085
Deferred income taxes	1,546	—
Investments in unconsolidated entities	49,969	47,850
Net assets under contractual obligation	55	—
Other non-current assets	10,885	10,936
	739,293	735,967

	$834,093	$831,639

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
	2007	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,215	$2,070
Current maturities of capital lease obligations	1,104	1,009
Series A redeemable, convertible preferred stock	74,018	74,944
Accounts payable	52,371	48,700
Accrued payroll and related expenses	8,555	6,111
Accrued interest	9,275	14,097
Current accrued capping, closure and post-closure costs	8,921	9,361
Other accrued liabilities	32,693	33,725
Total current liabilities	188,152	190,017

Long-term debt, less current maturities	476,225	469,246
Capital lease obligations, less current maturities	650	472
Accrued capping, closure and post-closure costs, less current portion	29,451	30,593
Deferred income taxes	—	1,926
Other long-term liabilities	10,119	6,746

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,332,000 and 24,351,000 shares as of April 30, 2007 and July 31, 2007, respectively	243	244
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(1,001)	(1,185)
Additional paid-in capital	273,345	272,800
Accumulated deficit	(143,101)	(139,230)
Total stockholders’ equity	129,496	132,639

	$834,093	$831,639

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2006	2007

Revenues	$140,757	$152,433

Operating expenses:
Cost of operations	93,537	101,308
General and administration	20,624	18,328
Depreciation and amortization	17,891	20,176
	132,052	139,812
Operating income	8,705	12,621
Other expense/(income), net:
Interest income	(330)	(428)
Interest expense	9,642	11,509
Loss (income) from equity method investments	(123)	2,151
Other income	(55)	(3,134)
Other expense, net	9,134	10,098

Income (loss) from continuing operations before income taxes and discontinued operations	(429)	2,523
Provision (benefit) for income taxes	(518)	780

Income from continuing operations before discontinued operations	89	1,743

Discontinued Operations:
Loss from discontinued operations (net of income taxes of $89)	(142)	—
Net income (loss)	(53)	1,743
Preferred stock dividend	881	—
Net income (loss) available to common stockholders	$(934)	$1,743

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2006	2007
Earnings Per Share:
Basic:
Income (loss) from continuing operations before discontinued operations available to common stockholders	$(0.03)	$0.07
Loss from discontinued operations, net	(0.01)	—

Net income (loss) per common share available to common stockholders	$(0.04)	$0.07

Basic weighted average common shares outstanding	25,236	25,327

Diluted:
Income (loss) from continuing operations before discontinued operations available to common stockholders	$(0.03)	$0.07
Loss from discontinued operations, net	(0.01)	—

Net income (loss) per common share available to common stockholders	$(0.04)	$0.07

Diluted weighted average common shares outstanding	25,236	25,442

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2006	2007
Cash Flows from Operating Activities:
Net income (loss)	$(53)	$1,743
Loss from discontinued operations, net	142	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	17,891	20,176
Depletion of landfill operating lease obligations	1,924	1,857
Preferred stock dividend	—	925
Maine Energy settlement	—	(2,142)
Loss (income) from equity method investments	(123)	2,151
Gain on sale of equipment	(256)	(241)
Stock-based compensation	134	216
Excess tax benefit on the exercise of stock options	(141)	—
Deferred income taxes	(1,135)	856
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(4,856)	(3,003)
Accounts payable	186	(3,671)
Other assets and liabilities	5,248	1,429
	18,872	18,553
Net Cash Provided by Operating Activities	18,961	20,296

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(632)	(10)
Additions to property, plant and equipment – growth	(8,487)	(6,630)
– maintenance	(23,587)	(15,731)
Payments on landfill operating lease contracts	(618)	(474)
Proceeds from sale of equipment	459	806
Restricted cash from revenue bond issuance	4,419	—
Investment in unconsolidated entities	(621)	(65)
Proceeds from assets under contractual obligation	618	55
Net Cash Used In Investing Activities	(28,449)	(22,049)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	139,200	112,075
Principal payments on long-term debt	(130,751)	(118,472)
Proceeds from exercise of stock options	900	165
Excess tax benefit on the exercise of stock options	141	—
Net Cash (Used in) Provided by Financing Activities	9,490	(6,232)

Discontinued Operations:
Used in Operating Activities	(568)	—
Used in Investing Activities	(196)	—
Cash Used in Discontinued Operations	(764)	—

Net decrease in cash and cash equivalents	(762)	(7,985)
Cash and cash equivalents, beginning of period	7,429	12,363

Cash and cash equivalents, end of period	$6,667	$4,378

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2006	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$3,440	$5,150
Income taxes, net of refunds	$656	$311

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$699	$10
Cash paid, net	(632)	(10)

Notes payable, liabilities assumed and holdbacks to sellers	$67	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheets of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of April 30, 2007 and July 31, 2007, the consolidated statements of operations for the three months ended July 31, 2006 and 2007 and the consolidated statements of cash flows for the three months ended July 31, 2006 and 2007 are unaudited.  In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2007  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 (the “Annual Report”).  The results for the three month period ended July 31, 2007 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2008.

2.                        RECLASSIFICATIONS AND DISCONTINUED OPERATIONS

The Company has made reclassifications in the Company’s Consolidated Statements of Operations to conform information for the three months ended July 31, 2006 to the Company’s current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes.  During the fourth quarter of fiscal year 2007, the Company began recording personnel costs associated with engineering and permitting activities as a cost of operations where previously these costs had been recorded as general and administration.  This resulted in costs reclassified amounting to $466 for the three months ended July 31, 2006.

The Company has made reclassifications in the Company’s Consolidated Balance Sheets to conform information at April 30, 2007 to the Company’s current period presentation.  During the three months ended July 31, 2007, the Company began classifying certain amounts associated with customer credits as deferred revenue where previously these amounts had been reflected as a reduction to accounts receivable.  The reclassification amounted to $1,527 at April 30, 2007.

During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region.  The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of the Holliston Transfer Station have been reclassified from continuing to discontinued operations for the three months ended July 31, 2006.   Revenues and loss before income taxes attributable to discontinued operations for the three months ended July 31, 2006 amounted to $2,762 and ($233), respectively.

3.             BUSINESS COMBINATIONS

During the three months ended July 31, 2007, the Company acquired one solid waste hauling operation.  This transaction was in exchange for total consideration of $10 in cash.  During the three months ended July 31, 2006, the Company acquired five solid waste hauling operations.  These transactions were in exchange for total consideration of $699 including $632 in cash and $67 in liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the three months ended July 31, 2006 and 2007 had been completed as of May 1, 2006.

	Three Months Ended July 31,
	2006	2007
Revenue	$140,811	$152,435
Net income (loss)	(46)	1,743
Diluted net income per common share	$0.00	$0.07

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2006 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2007 through July 31, 2007:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2007	$26,025	$31,645	$31,960	$56,331	$27,389	$173,350

Acquisitions	—	—	—	4	—	4
Other (1)	(65)	—	(1)	—	(403)	(469)

Balance, July 31, 2007	$25,960	$31,645	$31,959	$56,335	$26,986	$172,885

(1) Consists primarily of a reduction associated with the adoption of FIN No. 48. See Note 5.

Intangible assets at April 30, 2007 and July 31, 2007 consist of the following:

	Covenants not to compete	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2007
Intangible assets	$15,464	$920	$58	$16,442
Less accumulated amortization	(14,121)	(100)	(4)	(14,225)
	$1,343	$820	$54	$2,217

Balance, July 31, 2007
Intangible assets	$15,464	$920	$58	$16,442
Less accumulated amortization	(14,252)	(117)	(6)	(14,375)
	$1,212	$803	$52	$2,067

Intangible amortization expense for the three months ended July 31, 2006 and 2007 was $278 and $150, respectively.  The intangible amortization expense estimated as of July 31, 2007, for the five years following fiscal year 2007 is as follows:

2008	2009	2010	2011	2012
$587	$416	$303	$212	$133

5.             NEW ACCOUNTING STANDARDS

Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”).  FIN No. 48 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

As a result of the adoption of FIN No. 48, the cumulative effect of the changes to the Company’s reserve for uncertain tax positions was accounted for as a $1,202 adjustment to increase the beginning balance of retained earnings and a $468 decrease to goodwill on the Company’s balance sheet.  As of May 1, 2007, the Company had approximately $5,879 of total gross unrecognized tax benefits.  Of this total, approximately $3,488 (net of the federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months due to the settlement of audits and the expiration of statute of limitations.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of May 1, 2007 and July 31, 2007, the Company had accrued interest and penalties related to uncertain tax positions of $813 and $855, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions.  Due to federal and state net operating loss carryforwards, income tax returns from 1998 through 2006 remain open for examination, with limited exceptions.

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

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 (‘SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

6.             LEGAL PROCEEDINGS

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay certain residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleged breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleged was due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint sought damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. As the result of extensive settlement negotiations with the City of Biddeford concerning this lawsuit and other matters, the lawsuit filed by the City of Biddeford has been resolved by a settlement between the parties, effective March 1, 2007, and the lawsuit was dismissed with prejudice on or about May 8, 2007. On June 18, 2007, the Company and the City of Saco agreed to settle their dispute under the terms of a mutual release and settlement agreement and the City of Saco released the Company from any further residual cancellation payment obligations. The Company provided for the residual cancellation payment obligations to the City of Biddeford and the City of Saco in a prior year in an amount sufficient to cover the settlements.  In the three months ended July 31, 2007, the Company recognized income in the amount of $2.1 million as other income related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Maine Energy and fifteen municipalities which were party to the agreements.  This matter is now resolved.

The New Hampshire Superior Court in Grafton County, NH (the “Superior Court”) ruled on February 1, 1999 that the Town of Bethlehem, NH (the “Town”) could not enforce an ordinance prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the New Hampshire Supreme Court (the “Supreme Court”) denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief. On December 4, 2001, the Town filed an answer and counterclaims seeking authorization to assert site plan review over Stage III and the methane gas utilization/leachate handling facility operating in connection with Stage III, as well as an order declaring that the ordinance prohibiting landfills applies to Stage IV expansion. On April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court’s ruling to the Supreme Court. On March 1, 2004, the Supreme Court affirmed that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005, NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments, thereby restoring such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the two remaining issues remanded by the Supreme Court, which are whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. The trial date has been continued to October 2007. NCES’s March 2007 application to the New Hampshire Department of Environmental Services for an amendment to the Stage IV permit enabling it to construct all of the Stage IV capacity within the 51 acres may, if granted, affect which of the parties’ claims will be adjudicated at the October 2007 trial.  There is a scheduled public hearing to discuss these matters on September 18, 2007.

On July 12, 2005, NCES received notice from the Office of the Attorney General of the State of New Hampshire that it has commenced an official investigation into allegations that asbestos was concealed in loads of construction and demolition debris from a hotel renovation, delivered to the NCES landfill by a third party, and disposed there on several occasions between 1999 and 2002.  NCES has cooperated fully in the investigation. NCES is engaged in discussions with the Office of the Attorney General over the terms of a possible civil settlement regarding this matter which may involve environmental remediation at sites in New Hampshire at which the Company had no prior involvement. The Company does not believe the outcome of this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company has been involved in discussions with the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at the Chemung County Landfill (“CCL”).  On August 10, 2007, the DOL issued a letter opinion that cell construction work and perhaps other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung and Clinton County), is providing a “public purpose,” and accordingly are subject to the Prevailing Wage laws.  The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief.  It is impossible at this time to quantify the definitive outcome of this matter, and therefore, it is not possible to make judgment currently as to what, if any, adverse effect this initial DOL opinion may have on the Company’s financial condition, results of operations or cash flows.

The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

8.             STOCK-BASED COMPENSATION

On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. As amended in 1998, the 1997 Stock Option Plan (the “1997 Plan”) provides for the issuance of up to 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2007, options to purchase 3,403 shares of Class A Common Stock at a weighted average exercise price of $13.19 were outstanding under the 1997 Plan.  As of July 31, 2007, options to purchase 3,632 shares of Class A Common Stock at a weighted average exercise price of $13.03 were outstanding under the 1997 Plan.  The 1997 Plan terminated as of July 31, 2007.  423 options available for future grant under the 1997 Plan are available for grant under the 2006 Stock Incentive Plan (the “2006 Plan”).

On October 10, 2006, the Company adopted the 2006 Plan.  Up to an aggregate amount equal to the sum of: (i) 1,275 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), of which 275 are reserved for issuance to non-employee directors pursuant to the formula grants described below, plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company’s 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan.  As of April 30, 2007 and July 31, 2007, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan and 1,653 options were available for future grant.

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

A summary of stock option activity for the three months ended July 31, 2007 is as follows:

	Total Shares	Weighted Average Exercise Price
Outstanding, April 30, 2007	3,735	$13.17
Granted	230	10.91
Forfeited	(99)	16.01
Outstanding, July 31, 2007	3,866	12.97
Exercisable, July 31, 2007	3,282	$13.13

Stock options exercisable as of July 31, 2007 have a weighted-average contractual term remaining of 4.4 years and an aggregate intrinsic value of $2,149 based on the market value of the Company’s Class A common stock as of July 31, 2007.

As a result of adopting SFAS No. 123(R) effective May 1, 2006, the Company recorded $110 and $193 of stock based compensation expense for stock options during the three months ended July 31, 2006 and 2007, respectively.   The Company also recorded $24 and $23 of stock based expense for the Company’s Employee Stock Purchase Plan during the three months ended July 31, 2006 and 2007, respectively.

The Company’s calculations of stock-based compensation expense for the three months ended July 31, 2006 and 2007 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three months ended July 31, 2006 and 2007 as follows:

	Three Months Ended July 31,
	2006	2007
Stock Options:
Expected life	6 years	6 years
Risk-free interest rate	5.14%	4.85%
Expected volatility	31.02%	37.83%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Risk-free interest rate	5.31%	5.07%
Expected volatility	30.42%	35.10%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three months ended July 31, 2007, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s Class A Common Stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

9.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended July 31,
	2006	2007
Numerator:
Net income (loss)	$(53)	$1,743
Less: preferred stock dividends	(881)	—
Net income (loss) available to common stockholders	$(934)	$1,743

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,273	24,351
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(25)	(12)
Weighted average number of common shares used in basic EPS	25,236	25,327
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	—	115
Weighted average number of common shares used in diluted EPS	25,236	25,442

For the three months ended July 31, 2006 and 2007, 8,934 and 8,551 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

10.          COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) for the three months ended July 31, 2006 and 2007 is as follows:

	Three Months Ended July 31,
	2006	2007
Net income (loss)	$(53)	$1,743
Other comprehensive loss	(62)	(184)
Comprehensive income (loss)	$(115)	$1,559

The components of other comprehensive loss for the three months ended July 31, 2006 and 2007 are shown as follows:

	Three Months Ended July 31,
	2006			2007
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$17	$6	$11	$(30)	$(10)	$(20)
Change in fair value of interest rate swaps and commodity hedges during period	8	3	5	(702)	(274)	(428)
Reclassification to earnings for interest rate swaps and commodity hedge contracts	(130)	(52)	(78)	431	167	264
	$(105)	$(43)	$(62)	$(301)	$(117)	$(184)

11.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company was party to twenty-two commodity hedge contracts as of July 31, 2007.  These contracts expire between August 2007 and November 2008.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended.  As of July 31, 2007 the fair value of these hedges was an obligation of $2,461 with the net amount (net of taxes of $996) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of July 31, 2007, the fair value of these swaps was $422, with the net amount (net of taxes of $171) recorded as an unrealized gain in accumulated other comprehensive loss.

The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of July 31, 2007, the fair value of these collars was an obligation of $131, with the net amount (net of taxes of $52) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company terminated an interest rate collar in the notional amount of $20,000 during the three months ended July 31, 2007.  The Company paid net proceeds of $18, which remains in accumulated other comprehensive loss, and will be amortized against interest expense over the remaining original term of the contract.

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

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2006

Outside revenues	$29,509	$18,292	$34,644	$29,103	$23,315
Depreciation and amortization	4,795	1,878	5,321	3,996	1,412
Operating income	1,167	(1,056)	3,875	2,889	2,573
Total assets	$184,804	$146,100	$151,450	$167,930	$89,654

	Other	Total
Three Months Ended July 31, 2006

Outside revenues	$5,894	$140,757
Depreciation and amortization	489	17,891
Operating income	(743)	8,705
Total assets	$88,428	$828,366

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2007

Outside revenues	$32,015	$17,145	$34,913	$30,742	$29,791
Depreciation and amortization	6,023	2,144	5,188	4,591	1,715
Operating income	392	(1,150)	5,573	3,739	4,306
Total assets	$179,221	$129,411	$153,010	$176,790	$96,103

	Other	Total
Three Months Ended July 31, 2007

Outside revenues	$7,827	$152,433
Depreciation and amortization	515	20,176
Operating income	(239)	12,621
Total assets	$97,104	$831,639

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2006 (1)	2007
Collection	$70,141	$71,008
Landfill/disposal facilities	28,376	29,202
Transfer	7,903	7,881
Recycling	34,337	44,342
Total revenues	$140,757	$152,433

(1) Revenue attributable to services provided for the three months ended July 31, 2006 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $33,054 and $31,224 at April 30, 2007 and July 31, 2007, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2007	July 31, 2007
Current assets	$25,432	$19,589
Noncurrent assets	70,955	69,377
Current liabilities	18,371	17,025
Noncurrent liabilities	$11,833	$9,278

	Three Months Ended July 31,
	2006	2007
Revenue	$44,396	$33,499
Gross profit	10,995	5,434
Net (loss) income	$515	$(3,593)

The Company owns a 20.5% interest in the common stock of RecycleRewards, Inc. (“RecycleRewards”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment.

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and are being reduced as payments are made.  During the three months ended July 31, 2007, the Company recognized income on the transactions in the amount of $738 as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.

Net assets under contractual obligation amounted to $55 and $0 at April 30, 2007 and July 31, 2007, respectively.  Minimum amounts owed to the Company under these notes amounted to $3,736 and $2,943 at April 30, 2007 and July 31, 2007, respectively.

15.          PREFERRED STOCK

The Company is authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2007 and July 31, 2007, the Company had 56 shares authorized and 53 shares issued and outstanding, respectively, of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) issued at $1,000 per share. These shares were convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends were cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000.  The Company was required to redeem the Series A Preferred Stock on the seventh anniversary date of August 11, 2007, at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon a change in control of the Company.

On April 30, 2007, since the Company did not anticipate that the shares would be converted to Class A common stock by the redemption date, the Company reflected the redemption value of the shares as a current liability. The value included the liquidation preference of $1,000 per share plus accrued but unpaid dividends.  The redemption value amounted to $74,018 and $74,944 at April 30, 2007 and July 31, 2007.  Consistent with this classification, the Company has recorded the accrued dividends for the three months ended July 31, 2007 in the amount of $925 as interest expense.

The Series A Preferred Stock was redeemed effective August 11, 2007 in the amount of $75,057, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption.  As a result of the redemption, the rights of the holders of Series A Preferred Stock to receive cumulative dividends at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000, and to elect one director to the Company’s Board of Directors, among other rights, have terminated.  The Company borrowed against the senior credit facility to fund this redemption.

16.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2007 and July 31, 2007, and the condensed consolidating results of operations for the three months ended July 31, 2006 and 2007 and the condensed consolidating statements of cash flows for the three months ended July 31, 2006 and 2007 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the

Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,967)	$13,012	$1,318	$—	$12,363
Accounts receivable - trade, net of allowance for doubtful accounts	31	61,874	166	(27)	62,044
Refundable income taxes	1,340	—	—	—	1,340
Deferred taxes	7,306	—	909	—	8,215
Other current assets	1,679	9,159	—	—	10,838
Total current assets	8,389	84,045	2,393	(27)	94,800

Property, plant and equipment, net of accumulated depreciation and amortization	2,587	485,509	(475)	—	487,621
Goodwill	—	173,350	—	—	173,350
Restricted cash	—	4	12,730	—	12,734
Deferred income taxes	1,546	—	—	—	1,546
Investment in subsidiaries	(12,170)	—	—	12,170	—
Assets under contractual obligation	—	55	—	—	55
Other non-current assets	29,589	38,657	120	(4,379)	63,987
	21,552	697,575	12,375	7,791	739,293

Intercompany receivable	670,919	(669,191)	(6,107)	4,379	—

	$700,860	$112,429	$8,661	$12,143	$834,093

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$315	$—	$—	$1,215
Series Aredeemable, convertible preferred stock	74,018	—	—	—	74,018
Accounts payable	1,580	50,722	96	(27)	52,371
Accrued payroll and related expenses	1,795	6,760	—	—	8,555
Accrued interest	9,268	7	—	—	9,275
Accrued closure and post-closure costs, current portion	—	8,386	535	—	8,921
Other current liabilities	6,811	18,572	8,414	—	33,797

Total current liabilities	94,372	84,762	9,045	(27)	188,152

Long-term debt, less current maturities	475,445	780	—	—	476,225
Capital lease obligations, less current maturities	—	650	—	—	650
Accrued closure and post closure costs, less current portion	—	29,408	43	—	29,451
Minority interest	—	—	—	—	—
Other long-term liabilities	1,547	6,526	2,046	—	10,119

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,332,000 shares	243	101	100	(201)	243
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,001)	120	(4)	(116)	(1,001)
Additional paid-in capital	273,345	46,704	3,813	(50,517)	273,345
Accumulated deficit	(143,101)	(56,622)	(6,382)	63,004	(143,101)
Total stockholders' equity	129,496	(9,697)	(2,473)	12,170	129,496

	$700,860	$112,429	$8,661	$12,143	$834,093

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 31, 2007
(Unaudited)
(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,318	$2,331	$729	$—	$4,378
Restricted cash	—	94	—	—	94
Accounts receivable - trade, net of allowance for doubtful accounts	4	64,883	160	—	65,047
Refundable income taxes	1,867	—	—	—	1,867
Deferred taxes	13,212	—	912	—	14,124
Other current assets	1,819	8,343	—	—	10,162
Total current assets	18,220	75,651	1,801	—	95,672

Property, plant and equipment, net of accumulated depreciation and amortization	2,552	485,737	—	—	488,289
Goodwill	—	172,885	—	—	172,885
Investment in subsidiaries	(5,410)	—	—	5,410	—
Other non-current assets	29,521	36,679	12,972	(4,379)	74,793
	26,663	695,301	12,972	1,031	735,967

Intercompany receivable	663,047	(661,276)	(6,150)	4,379	—

	$707,930	$109,676	$8,623	$5,410	$831,639

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,750	$320	$—	$—	$2,070
Series Aredeemable, convertible preferred stock	74,944	—	—	—	74,944
Accounts payable	2,256	46,022	422	—	48,700
Accrued payroll and related expenses	1,452	4,659	—	—	6,111
Accrued interest	14,085	12	—	—	14,097
Other current liabilities	8,275	27,142	8,678	—	44,095

Total current liabilities	102,762	78,155	9,100	—	190,017

Long-term debt, less current maturities	468,543	703		—	469,246
Capital lease obligations, less current maturities	—	472	—	—	472
Deferred income taxes	1,926	—	—	—	1,926
Other long-term liabilities	2,060	33,168	2,111	—	37,339

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,351,000 shares	244	101	100	(201)	244
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,185)	141	(24)	(117)	(1,185)
Additional paid-in capital	272,800	46,704	3,813	(50,517)	272,800
Accumulated deficit	(139,230)	(49,768)	(6,477)	56,245	(139,230)
Total stockholders' equity	132,639	(2,822)	(2,588)	5,410	132,639

	$707,930	$109,676	$8,623	$5,410	$831,639

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2006
(Unaudited)
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Revenues	$—	$140,748	$1,936	$(1,927)	$140,757

Operating expenses:
Cost of operations	6	93,231	2,227	(1,927)	93,537
General and administration	171	20,311	142	—	20,624
Depreciation and amortization	425	17,465	1	—	17,891
	602	131,007	2,370	(1,927)	132,052
Operating income (loss)	(602)	9,741	(434)	—	8,705

Other expense/(income), net:
Interest income	(8,983)	(123)	(140)	8,916	(330)
Interest expense	10,392	8,146	20	(8,916)	9,642
(Income) loss from equity method investments	(1,410)	(258)	—	1,545	(123)
Other (income)/expense, net:	(20)	(35)	—	—	(55)
Other expense/(income), net	(21)	7,730	(120)	1,545	9,134

Income (loss) from continuing operations before income taxes and discontinued operations	(581)	2,011	(314)	(1,545)	(429)
Provision for income taxes	(528)	—	10	—	(518)

Income (loss) from continuing operations before discontinued operations	(53)	2,011	(324)	(1,545)	89

Discontinued operations:
Loss from discontinued operations, net	—	(142)	—	—	(142)
Net income (loss)	(53)	1,869	(324)	(1,545)	(53)
Preferred stock dividend	881	—	—	—	881
Net income (loss) available to common stockholders	$(934)	$1,869	$(324)	$(1,545)	$(934)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2007
(Unaudited)
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Revenues	$—	$152,433	$1,702	$(1,702)	$152,433

Operating expenses:
Cost of operations	2	100,907	2,101	(1,702)	101,308
General and administration	(142)	18,629	(159)	—	18,328
Depreciation and amortization	451	19,725	—	—	20,176
	311	139,261	1,942	(1,702)	139,812
Operating income (loss)	(311)	13,172	(240)	—	12,621

Other expense/(income), net:
Interest income	(8,834)	(96)	(160)	8,662	(428)
Interest expense	11,912	8,259	—	(8,662)	11,509
(Income) loss from equity method investments	(5,691)	1,796	—	6,046	2,151
Other income	(206)	(2,928)	—	—	(3,134)
Other expense/(income), net	(2,819)	7,031	(160)	6,046	10,098

Income (loss) before income taxes	2,508	6,141	(80)	(6,046)	2,523
Provision for income taxes	765	—	15	—	780

Net income (loss) available to common stockholders	$1,743	$6,141	$(95)	$(6,046)	$1,743

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2006
(Unaudited)
(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$5,937	$13,121	$(97)	$—	$18,961
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(632)	—	—	(632)
Additions to property, plant and equipment - growth	—	(8,487)	—	—	(8,487)
- maintenance	(694)	(22,520)	(373)	—	(23,587)
Payments on landfill operating lease contracts	—	(618)	—	—	(618)
Restricted cash from revenue bond issuance	4,419	—	—	—	4,419
Other	(621)	1,077	—	—	456
Net Cash Used In Investing Activities	3,104	(31,180)	(373)	—	(28,449)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	139,200	—	—	—	139,200
Principal payments on long-term debt	(130,257)	(494)	—	—	(130,751)
Other	1,041	—	—	—	1,041
Intercompany borrowings	(19,284)	18,796	488	—	—
Net Cash Provided by (Used in) Financing Activities	(9,300)	18,302	488	—	9,490
Cash Used in Discontinued Operations	—	(764)	—	—	(764)
Net (decrease) increase in cash and cash equivalents	(259)	(521)	18	—	(762)
Cash and cash equivalents, beginning of period	(3,840)	10,747	522	—	7,429
Cash and cash equivalents, end of period	$(4,099)	$10,226	$540	$—	$6,667

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2007
(Unaudited)
(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$4,616	$15,837	$(157)	$—	$20,296
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(10)	—	—	(10)
Additions to property, plant and equipment - growth	—	(6,630)	—	—	(6,630)
- maintenance	(420)	(14,836)	(475)	—	(15,731)
Payments on landfill operating lease contracts	—	(474)	—	—	(474)
Investment in unconsolidated entities	(65)	—	—	—	(65)
Other	—	861	—	—	861
Net Cash (Used In) Provided by Investing Activities	(485)	(21,089)	(475)	—	(22,049)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	112,075	—	—	—	112,075
Principal payments on long-term debt	(118,158)	(314)	—	—	(118,472)
Other	165	—	—	—	165
Intercompany borrowings	5,072	(5,115)	43	—	—
Net Cash (Used in) Provided by Financing Activities	(846)	(5,429)	43	—	(6,232)
Net (decrease) increase in cash and cash equivalents	3,285	(10,681)	(589)	—	(7,985)
Cash and cash equivalents, beginning of period	(1,967)	13,012	1,318	—	12,363
Cash and cash equivalents, end of period	$1,318	$2,331	$729	$—	$4,378

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company’s audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Form 10-K for the year ended April 30, 2007.

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

As of August 31, 2007, the Company owned and/or operated 38 solid waste collection operations, 32 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 20.5% common stock interest in a company that markets an incentive based recycling service.

Operating Results

For the three months ended July 31, 2007, the company reported revenues of $152.4 million, an increase of $11.6 million, or 8.3%, from $140.8 million in the quarter ended July 31, 2006.  Solid waste revenue growth, as a percentage of segment revenues, was 2.9%, with 1.3% coming from price increases, 1.1% from volume commodity revenue increases, and the balance from effect of acquisitions.  As a percentage of segment revenues, FCR Recycling revenue growth was 27.8%, with 23.8% coming from commodity price increases, 4.0% from higher volumes.

Higher levels of revenues, relatively consistent levels of operating costs and lower general and administration costs were the primary factors in the increase in operating income of $3.9 million, or 44.8%, to $12.6 million in the quarter ended July 31, 2007 from $8.7 million in the quarter ended July 31, 2006.

Between May 1, 2007 and July 31, 2007 the Company acquired one solid waste hauling operation. Under the rules of purchase accounting, the acquired company’s revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station for cash sale proceeds of $7.4 million. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of the Holliston Transfer Station have been reclassified from continuing to discontinued operations for the three months ended July 31, 2006.

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions, and should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in this report.  The Company cannot guarantee that the Company actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended April 30, 2007.  The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

General

Revenues

The Company’s revenues in the North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company’s residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-

energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations. The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  The Company is a managing member of an entity which is marketing certain technology that enables glass manufacturers to use increased levels of three mix color glass cullet in the manufacture of amber glass bottles. To date that entity has not licensed the technology to any glass manufacturers and accordingly has not generated revenues.  The technology is not used by the Company in its business of selling glass cullet for reuse by manufacturers.

In the “Other” segment, the Company has ancillary revenues comprising major customer accounts and earnings from equity method investees. The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, US GreenFiber LLC (“GreenFiber”).  The Company owns a 20.5% interest in the common stock of RecycleRewards, Inc. (“RecycleRewards”), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.

The Company’s revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided.

Despite an increase in the absolute dollar amounts, collection and landfill/disposal revenues decreased as a percentage of total revenues in the three months ended July 31, 2007 compared to the prior year, mainly because of the increase in recycling revenues.  Overall, collection revenues increased slightly in the three months ended July 31, 2007, primarily due to the positive impact of price increases throughout the solid waste segment.  Landfill / disposal revenues as a percentage of total revenues increased in the three months ended July 31, 2007 primarily due to higher volumes, partially offset by lower prices in the three months ended July 31, 2007.  Recycling revenues are primarily from recycling facilities in the FCR region.  The increase in recycling revenue dollars for the three months ended July 31, 2007 is primarily attributable to higher commodity prices and to a lesser extent an increase in volumes.

	Three Months Ended July 31,
	2006 (1)		2007

Collection	$70,141	49.8%	$71,008	46.6%
Landfill / disposal facilities	28,376	20.2%	29,202	19.1%
Transfer	7,903	5.6%	7,881	5.2%
Recycling	34,337	24.4%	44,342	29.1%
Total revenues	$140,757	100.0%	$152,433	100.0%

(1) Revenue attributable to services provided for the three months ended July 31, 2006 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

	Three Months Ended July 31,
	2006	2007

Revenues	100.0%	100.0%
Cost of operations	66.5	66.5
General and administration	14.7	12.0
Depreciation and amortization	12.7	13.2

Operating income	6.1	8.3
Interest expense, net	6.6	7.3
Loss (income) from equity method investments	(0.1)	1.4
Other income, net	(0.1)	(2.1)
Provision (benefit) for income taxes	(0.4)	0.5

Income from continuing operations before discontinued operations	0.1%	1.2%

Three months ended July 31, 2007 versus July 31, 2006

Revenues - Revenues increased $11.6 million, or 8.3% to $152.4 million in the quarter ended July 31, 2007 from $140.8 million in the quarter ended July 31, 2006.  Solid waste revenues increased $4.5 million, with $2.9 million coming from volume increases, including the Company’s major customer accounts program, and $1.6 million from higher prices.  Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions accounted for $0.6 million of the increase.  FCR recycling revenue increased $6.5 million in the quarter ended July 31, 2007 compared to the quarter ended July 31, 2006 mainly due to higher commodity prices.

Cost of operations - Cost of operations increased $7.8 million or 8.3% to $101.3 million in the quarter ended July 31, 2007 from $93.5 million in the quarter ended July 31, 2006.  Cost of operations as a percentage of revenues remained consistent at 66.5% in the quarters ended July 31, 2007 and 2006.

General and administration - General and administration expenses decreased $2.3 million, or 11.2% to $18.3 million in the quarter ended July 31, 2007 from $20.6 million in the quarter ended July 31, 2006, and decreased to 12.0% from 14.7% as a percentage of revenues.  The dollar decrease in general and administration expenses were due primarily to lower communication and marketing expenses, incentive compensation expense, bad debt allowances, legal and audit costs.

Depreciation and amortization - Depreciation and amortization expense increased $2.3 million, or 12.8%, to $20.2 million in the quarter ended July 31, 2007 from $17.9 million in the quarter ended July, 31, 2006.  Depreciation expense increased by $0.5 million year over year due to the effect of capital additions.  Landfill amortization expense increased by $1.9 million primarily due to higher expense at Pinetree, where the rates have been revised to reflect the shorter life of the site as agreed upon with the State of Maine.  Closure of the site is now expected in December 2009.  Also, landfill volumes in the North Eastern and Western regions were up.  Depreciation and amortization expense as a percentage of revenues increased to 13.2% for the quarter ended July 31, 2007 from 12.7% for the prior year comparable period.

Operating income - Operating income increased by $3.9 million, or 44.8%, to $12.6 million in the quarter ended July 31, 2007 from $8.7 million in the quarter ended July 31, 2006.  The FCR region operating income increased as a result of higher revenues, driven primarily by higher commodity prices and relatively consistent operating costs year over year.  The Central region operating income increased as a result of lower operating costs.  The Western region operating income increased in the quarter ended July 31, 2007 due to higher revenue levels as result of higher volumes, while operating costs were down year over year.  The North Eastern region operating income decreased in the quarter ended July 31, 2007 primarily due to the market value effect of Maine Energy power sales to Central Maine Power upon termination of the power purchase agreement at May 31, 2007.

Interest expense, net - Net interest expense increased $1.8 million, or 19.4% to $11.1 million in the quarter ended July 31, 2007 from $9.3 million in the quarter ended July 31, 2006.  This increase is attributable to higher debt levels in the quarter ended July 31, 2007 compared to the prior year comparable period.  The Company also recorded accrued dividends on the Series A preferred shares amounting to $0.9 million as interest expense in the quarter ended July 31, 2007 as the Company has reflected these shares as a current liability in the balance sheet based on the fact that the shares were not expected to be converted to Class A common stock by the redemption date.  Net interest expense, as a percentage of revenues, increased to 7.3% in the quarter ended July 31, 2007 from 6.6% in the quarter ended July 31, 2006.

Loss (income) from equity method investments - The loss from equity method investments in the quarter ended July 31, 2007 relates to the Company’s 50% joint venture interest in GreenFiber and the Company’s 20.5% interest in RecycleRewards.  GreenFiber reported a loss for the quarter ended July 31, 2007 of which the Company’s share was $1.8 million, compared to income of $0.3 million in the quarter ended July 31, 2006.  GreenFiber’s revenue and income were down in the quarter ended July 31, 2007 due to a slowdown in new home construction and higher fiber prices.  RecycleRewards reported a loss for the quarter ended July 31, 2007, of which the Company’s share was $0.4 million compared to a loss of $0.2 million in the quarter ended July 31, 2006.

Other income - Other income in the quarter ended July 31, 2007 was $3.1 million compared to $0.1 million in the quarter ended July 31, 2006.  Other income in the quarter ended July 31, 2007 includes $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company’s Maine Energy subsidiary and fifteen municipalities which were party to the agreements.  On June 18, 2007, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligations.  The Company also recognized other income of $0.7 million from the transactions involving the domestic brokerage and Canadian recycling operations, as payments received on the notes receivable in the quarter exceeded the balance of the net assets under contractual obligation.  Other income in the quarter also includes dividends of $0.2 million from our investment in Evergreen National Indemnity Company (“Evergreen”).

Provision (benefit) for income taxes – Provision for income taxes increased $1.3 million to $0.8 million for the quarter ended July 31, 2007 from ($0.5) million for the quarter ended July 31, 2006.  The effective tax rate decreased to 30.9% for the quarter ended July 31, 2007 from 120.7% for the quarter ended July 31, 2006. The rate variance between the periods is due mainly to the low level of book income in both periods and the add back of non-deductible items, including non-deductible preferred stock dividend expense for the current period. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

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

The Company had a net working capital deficit of $98.7 million and $105.7 million at July 31, 2007 and April 30, 2007, respectively.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at July 31, 2007 was primarily due to higher current deferred income taxes due to projected utilization of net operating losses, higher trade accounts receivable associated with higher revenues and with lower trade accounts payable.  Increases were offset by higher accrued interest associated primarily with the Company’s senior notes.

On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350.0 million. On July 25, 2006, the Company amended the facility to increase the amount of the facility per the original agreement to $450.0 million, and on May 9, 2007, the Company further amended the facility to increase the amount to $525.0 million, including a $175.0 million term B loan and a revolver of $350.0 million.  This credit facility is secured by all of the Company’s assets, including the Company’s interest in the equity securities of our subsidiaries.

The credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $1.8 million for three years, which began July 25, 2007, with the remaining principal due at maturity.  The Company was in compliance with all covenants at July 31, 2007.

Further advances were available under the revolver in the amount of $229.3 million and $145.5 million as of July 31, 2007 and April 30, 2007, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $48.8 million and $52.5 million as of July 31, 2007 and April 30, 2007, respectively, at which dates no amounts had been drawn.

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

The Company is party to two separate interest rate zero-cost collars (“Collars”) for a notional amount of $60.0 million.  The Collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

On August 22, 2007, the Company entered into three separate interest rate swap agreements for a notional amount of $105.0 million.  One of the agreements for a notional amount of $30.0 million effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009.  The other two agreements for a notional amount of $75.0 million effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009.   These agreements will be specifically designated to interest payments under the Company’s term B loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

As of July 31, 2007, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the ‘‘Notes’’) which mature in January 2013.  The Notes contain covenants that restrict dividends, stock repurchases and other payments, and limit the incurrence of debt and issuance of preferred stock.  The Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

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

On August 13, 2007, the Company redeemed all of the outstanding shares of its Series A Preferred Stock, pursuant to the mandatory redemption requirements set forth in the Certificate of Designation for the Series A Preferred Stock.  The shares were redeemed at an aggregate redemption price of $75.1 million, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption.  The redemption of the Series A Preferred Stock was affected through cash payouts by the Company of the redemption price upon receipt of stock certificates and other related documentation from the holders thereof.  The Company borrowed against the senior credit facility to fund this redemption.

Net cash provided by operating activities amounted to $20.3 million for the three months ended July 31, 2007 compared to $19.0 million for the same period of the prior fiscal year.  Net income increased $1.8 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006.  Depreciation and amortization expense increased by $2.3 million in the same period.  Landfill amortization expense accounted for $1.9 million of this increase primarily due to higher amortization at the Pinetree landfill and higher volumes in the North Eastern and Western regions.  Also contributing to the increase is the accrual of the Series A Preferred dividend for $0.9 million which was included in interest expense for the three months ending July 31, 2007 along with loss (income) from equity method investments amounting to a $2.3 increase in the three months ended July 31, 2007 compared to the three months ended July 31, 2006.   Deferred taxes also contributed to an increase of $2.0 million in the same period.  These amounts were offset by the Maine Energy settlement resulting in income associated with the reversal of residual accruals amounting to $2.1 million in the three months ended July 31, 2007.

Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $5.8 million for the three months ended July 31, 2007 compared to the three months ended July 31, 2006.  Changes in accounts receivable amounted to a $3.0 million decrease for the three months ended July 31, 2007 compared to a decrease of $4.9 million in the prior year comparable period.  The change in accounts payable during the three months ended July 31, 2007 amounted to a $3.7 million decrease compared with an increase of $0.2 million in the prior year comparable period.  The decrease is due to the timing of capital and other expenditures.  Changes in other assets and liabilities amounted to a $1.4 million increase for the three months ended July 31, 2007 compared to a $5.2 million increase for the three months ended July 31, 2006.  The decrease of  $3.8 million from the prior year is due primarily to the following: (1) lower accruals of $1.9 million in the three months ended July 31, 2007 associated primarily with various capital projects and other accruals, (2) higher payroll accruals at April 30, 2007 associated with year end bonus accruals amounting to a $0.8 million decrease, (3) higher accrued interest at April 30, 2007 associated with higher debt levels and the timing of borrowings under the senior credit facility amounting to a $0.9 million decrease as well as, (4) lower other long-term liabilities at July 31, 2007 associated with the Maine Energy settlement resulting in a $1.1 million decrease, offset by (5) increased net capping, closure and post-closure cost accruals amounting to an increase of $1.5 million.

Net cash used in investing activities was $22.0 million for the three months ended July 31, 2007 compared to $28.4 million used in investing activities in the same period of the prior fiscal year.  The decrease in cash used in investing activities was due to (1) lower acquisition activity in the quarter ended July 31 2007 amounting to a $0.6 million increase, (2) lower capital expenditures in the three months ended July 31, 2007 amounting to a $9.7 million increase, partially offset by (3) $4.4 million in funds becoming available from escrow associated with the Company’s revenue bonds during the three months ended July 31, 2006.

Net cash used in financing activities was $6.2 million for the three months ended July 31, 2007 compared to net cash provided of $9.5 million in the same period of the prior fiscal year.  The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities along with higher cash generated by operating activities in the current period.  The term B loan proceeds associated with the amendment to the senior credit facility were used to pay down the revolver for no net change in total borrowings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $136.1 million of long-term debt at July 31, 2007.  The interest rate on the variable rate portion of long-term debt was approximately 7.19% at July 31, 2007.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.3 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of July 31, 2007, to minimize the Company’s commodity exposure, the Company was party to twenty-two commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended July 31, 2007, the impact on the Company’s operating income is estimated at $1.7 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2007, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)             Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2002, the City of Biddeford, Maine filed a lawsuit in York County Superior Court in Maine alleging breach of the waste handling agreement among the Biddeford-Saco Waste Handling Committee, the cities of Biddeford and Saco, Maine and the Company’s subsidiary Maine Energy for (1) failure to pay certain residual cancellation payments in connection with the Company’s merger with KTI and (2) processing amounts of waste above contractual limits without notice to the City. On May 3, 2002, the City of Saco filed a lawsuit in York County Superior Court against the Company, Maine Energy and other subsidiaries. The complaint in that action, which was amended by the City of Saco on July 22, 2002, alleged breaches of the 1991 waste handling agreement for failure to pay the residual cancellation payment, which Saco alleged was due as a result of, among other things, (1) the Company’s merger with KTI and (2) Maine Energy’s failure to pay off certain limited partner loans in accordance with the terms of the agreement. The complaint sought damages for breach of contract and a court order requiring the Company to provide an accounting of all transactions since May 3, 1996 involving transfers of assets to or for the benefit of the equity owners of Maine Energy. As the result of extensive settlement negotiations with the City of Biddeford concerning this lawsuit and other matters, the lawsuit filed by the City of Biddeford has been resolved by a settlement between the parties, effective March 1, 2007, and the lawsuit was dismissed with prejudice on or about May 8, 2007. On June 18, 2007, the Company and the City of Saco agreed to settle their dispute under the terms of a mutual release and settlement agreement and the City of Saco released the Company from any further residual cancellation payment obligations. The Company provided for the residual cancellation payment obligations to the City of Biddeford and the City of Saco in prior years in amounts sufficient to cover the settlements. In the three months ended July 31, 2007, the Company recognized income in the amount of $2.1 million as other income related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Maine Energy and fifteen municipalities which were party to the agreements.  This matter is now resolved.

The New Hampshire Superior Court in Grafton County, NH (the “Superior Court”) ruled on February 1, 1999 that the Town of Bethlehem, NH (the “Town”) could not enforce an ordinance prohibiting expansion of the Company’s landfill owned by its subsidiary North Country Environmental Services, Inc. (“NCES”), at least with respect to 51 acres of NCES’s 105 acre parcel. As a result, NCES was able to construct and operate “Stage II, Phase II” of the landfill. In May 2001, the New Hampshire Supreme Court (the “Supreme Court”) denied the Town’s appeal. Notwithstanding the Supreme Court’s ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (within the 51 acres) and further stated that the Town’s height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief. On December 4, 2001, the Town filed an answer and counterclaims seeking authorization to assert site plan review over Stage III and the methane gas utilization/leachate handling facility operating in connection with Stage III, as well as an order declaring that the ordinance prohibiting landfills applies to Stage IV expansion. On April 24, 2003, the Grafton Superior Court upheld the Town’s 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town’s height ordinance is valid within the 51 acres; upholding the Town’s right to require Site Plan Review, except that there are certain areas within the Town’s Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town’s ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court’s ruling to the Supreme Court. On March 1, 2004, the Supreme Court affirmed that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the

51 acres. The Supreme Court’s opinion left open for further review the question of whether the Town’s 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES’ motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between “users” of land rather than “uses” of land, and that a state statute preempts the Town’s ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town’s regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005, NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments, thereby restoring such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the two remaining issues remanded by the Supreme Court, which are whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. The trial date has been continued to October 2007. NCES’s March 2007 application to the New Hampshire Department of Environmental Services for an amendment to the Stage IV permit enabling it to construct all of the Stage IV capacity within the 51 acres may, if granted, affect which of the parties’ claims will be adjudicated at the October 2007 trial.  There is a scheduled public hearing to discuss such matters on September 18, 2007.

On July 12, 2005, NCES received notice from the Office of the Attorney General of the State of New Hampshire that it has commenced an official investigation into allegations that asbestos was concealed in loads of construction and demolition debris from a hotel renovation, delivered to the NCES landfill by a third party, and disposed there on several occasions between 1999 and 2002.  NCES has cooperated fully in the investigation. NCES is engaged in discussions with the Office of the Attorney General over the terms of a possible civil settlement regarding this matter which may involve environmental remediation at sites in New Hampshire at which the Company had no prior involvement. The Company does not believe the outcome of this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company has been involved in discussions with the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at the Chemung County Landfill (“CCL”).  On August 10, 2007, the DOL issued a letter opinion that cell construction work and perhaps other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung and Clinton County), is providing a “public purpose,” and accordingly are subject to the Prevailing Wage laws.  The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief.  It is impossible at this time to quantify the definitive outcome of this matter, and therefore, it is not possible to make judgment currently as to what, if any, adverse effect this initial DOL opinion may have on the Company’s financial condition, results of operations or cash flows.

The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

See the Company’s risk factors as previously disclosed in its Form 10-K for the year ended April 30, 2007.

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

Casella Waste Systems, Inc.

Date: September 7, 2007	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

+ - Filed herewith

++ - Furnished herewith