Form 10-Q
period 2007-10-31
CASELLA WASTE SYSTEMS INC
filed 2007-12-07
CIK 911177

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0338873 (I.R.S. Employer Identification No.)
25 Greens Hill Lane, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
Registrant's telephone number, including area code: (802) 775-0325

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2007:

Class A Common Stock	24,422,865
Class B Common Stock	988,200

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30, 2007	October 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,366	$2,168
Restricted cash	73	94
Accounts receivable—trade, net of allowance for doubtful accounts of $1,587 and $1,871	61,246	65,879
Notes receivable—officers/employees	87	102
Refundable income taxes	1,340	4,195
Prepaid expenses	5,477	5,522
Inventory	3,454	3,589
Deferred income taxes	8,215	12,049
Other current assets	1,631	856
Current assets of discontinued operations	911	4,173

Total current assets	94,800	98,627
Property, plant and equipment, net of accumulated depreciation and amortization of $415,996 and $456,027	483,277	487,034
Goodwill	171,735	171,336
Intangible assets, net	2,217	1,923
Restricted cash	12,734	13,078
Notes receivable—officers/employees	916	1,140
Deferred income taxes	1,546	314
Investments in unconsolidated entities	49,969	46,533
Net assets under contractual obligation	55	—
Other non-current assets	10,885	10,333
Non-current assets of discontinued operations	5,959	1,728

	739,293	733,419

	$834,093	$832,046

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30, 2007	October 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,215	$2,067
Current maturities of capital lease obligations	1,104	827
Series A redeemable, convertible preferred stock	74,018	—
Accounts payable	51,440	48,396
Accrued payroll and related expenses	8,489	8,061
Accrued interest	9,275	10,232
Current accrued capping, closure and post-closure costs	8,921	7,905
Other accrued liabilities	32,285	31,032
Current liabilities of discontinued operations	1,405	1,086

Total current liabilities	188,152	109,606
Long-term debt, less current maturities	476,225	547,751
Capital lease obligations, less current maturities	650	379
Accrued capping, closure and post-closure costs, less current portion	29,451	31,396
Other long-term liabilities	10,119	6,570
Non-current liabilities of discontinued operations	—	550
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock— Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,332,000 and 24,363,000 shares as of April 30, 2007 and October 31, 2007, respectively	243	244
Class B common stock— Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive loss	(1,001)	(1,286)
Additional paid-in capital	273,345	274,152
Accumulated deficit	(143,101)	(137,326)

Total stockholders' equity	129,496	135,794

	$834,093	$832,046

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Revenues	$142,505	$151,395	$280,798	$301,440
Operating expenses:
Cost of operations	89,890	96,928	181,199	195,075
General and administration	18,944	18,996	39,361	37,110
Depreciation and amortization	19,048	20,174	36,743	40,123

	127,882	136,098	257,303	272,308

Operating income	14,623	15,297	23,495	29,132
Other expense/(income), net:
Interest income	(267)	(246)	(597)	(674)
Interest expense	9,543	11,118	18,864	22,245
Loss (income) from equity method investments	(867)	1,487	(990)	3,638
Other (income) expense	(248)	35	(302)	(2,361)

Other expense, net	8,161	12,394	16,975	22,848

Income from continuing operations before income taxes and discontinued operations	6,462	2,903	6,520	6,284
Provision (benefit) for income taxes	3,726	(638)	3,394	464

Income from continuing operations before discontinued operations	2,736	3,541	3,126	5,820
Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $216, $163, $493 and $484)	(346)	(274)	(790)	(811)
Loss on disposal of discontinued operations (net of income tax benefit of $122)	—	(437)	—	(437)

Net income	2,390	2,830	2,336	4,572
Preferred stock dividend	892	—	1,772	—

Net income available to common stockholders	$1,498	$2,830	$564	$4,572

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations available to common stockholders	$0.07	$0.14	$0.05	$0.23
Loss from discontinued operations, net	(0.01)	(0.01)	(0.03)	(0.03)
Loss on disposal of discontinued operations, net	—	(0.02)	—	(0.02)

Net income per common share available to common stockholders	$0.06	$0.11	$0.02	$0.18

Basic weighted average common shares outstanding	25,261	25,343	25,249	25,335

Diluted:
Income from continuing operations before discontinued operations available to common stockholders	$0.07	$0.14	$0.05	$0.23
Loss from discontinued operations, net	(0.01)	(0.01)	(0.03)	(0.03)
Loss on disposal of discontinued operations, net	—	(0.02)	—	(0.02)

Net income per common share available to common stockholders	$0.06	$0.11	$0.02	$0.18

Diluted weighted average common shares outstanding	25,510	25,652	25,667	25,592

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2006	2007
Cash Flows from Operating Activities:
Net income	$2,336	$4,572
Loss from discontinued operations, net	790	811
Loss on disposal of discontinued operations, net	—	437

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	36,743	40,123
Depletion of landfill operating lease obligations	3,861	3,348
Income from assets under contractual obligations	—	(1,367)
Preferred stock dividend (included in interest expense)	—	1,038
Maine Energy settlement	—	(2,142)
Loss (income) from equity method investments	(990)	3,638
Gain on sale of equipment	(439)	(418)
Stock-based compensation	321	505
Excess tax benefit on the exercise of stock options	(141)	(16)
Deferred income taxes	1,077	691
Changes in assets and liabilities, net of effects of acquisitions and divestitures—
Accounts receivable	(5,344)	(4,220)
Accounts payable	4,441	(4,110)
Other assets and liabilities	(2,366)	(7,252)

	37,163	29,818

Net Cash Provided by Operating Activities	40,289	35,638

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,034)	(93)
Additions to property, plant and equipment—growth	(18,220)	(7,965)
—maintenance	(41,183)	(35,025)
Payments on landfill operating lease contracts	(2,033)	(2,413)
Proceeds from sale of equipment	752	1,217
Restricted cash from revenue bond issuance	5,535	—
Investment in unconsolidated entities	(670)	(85)
Proceeds from assets under contractual obligation	776	1,422

Net Cash Used In Investing Activities	(56,077)	(42,942)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	188,900	221,605
Principal payments on long-term debt	(171,097)	(149,775)
Redemption of Series A redeemable, convertible preferred stock	—	(75,057)
Proceeds from exercise of stock options	900	286
Excess tax benefit on the exercise of stock options	141	16

Net Cash (Used in) Provided by Financing Activities	18,844	(2,925)

Discontinued Operations:
Used in Operating Activities	(889)	(231)
Provided by (Used in) Investing Activities	(852)	262

Cash Provded by (Used in) Discontinued Operations	(1,741)	31

Net (decrease) increase in cash and cash equivalents	1,315	(10,198)
Cash and cash equivalents, beginning of period	7,429	12,366

Cash and cash equivalents, end of period	$8,744	$2,168

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$15,579	$19,326
Income taxes, net of refunds	$1,592	$1,770
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations—
Fair value of assets acquired	$1,134	$93
Cash paid, net	(1,034)	(93)

Notes payable, liabilities assumed and holdbacks to sellers	$100	$—

Receivables recorded upon divestiture	$—	$4,836

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1. ORGANIZATION

        The consolidated balance sheets of Casella Waste Systems, Inc. (the "Parent") and Subsidiaries (collectively, the "Company") as of April 30, 2007 and October 31, 2007, the consolidated statements of operations for the three and six months ended October 31, 2006 and 2007 and the consolidated statements of cash flows for the six months ended October 31, 2006 and 2007 are unaudited. In the opinion of management, such financial statements include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's audited consolidated financial statements as of and for the twelve months ended April 30, 2007 included as part of the Company's Annual Report on Form 10-K for the year ended April 30, 2007 (the "Annual Report"). The results for the three and six month periods ended October 31, 2007 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2008.

2. RECLASSIFICATIONS

        The Company has made reclassifications in the Company's consolidated statements of operations to conform information for the three and six months ended October 31, 2006 to the Company's current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes. During the fourth quarter of fiscal year 2007, the Company began recording personnel costs associated with engineering and permitting activities as a cost of operations where previously these costs had been recorded as general and administration. This resulted in costs reclassified amounting to $458 and $924 for the three and six months ended October 31, 2006, respectively.

        The Company has made reclassifications in the Company's consolidated balance sheets to conform information at April 30, 2007 to the Company's current period presentation. During the six months ended October 31, 2007, the Company began classifying certain amounts associated with customer credits as deferred revenue where previously these amounts had been reflected as a reduction to accounts receivable. The reclassification amounted to $1,527 at April 30, 2007.

        The Company has made reclassifications in the Company's consolidated statements of operations and consolidated statements of cash flows to conform information for six months ended October 31, 2007 to the Company's current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes. During the quarter ended October 31, 2007, the Company began classifying income from assets under contractual obligation as a component of operating income where previously this income had been recorded as other income. This resulted in income reclassified amounting to $738 for the six months ended October 31, 2007.

3. BUSINESS COMBINATIONS

        During the six months ended October 31, 2007, the Company acquired three solid waste hauling operations. These transactions were in exchange for total consideration of $93 in cash. During the six months ended October 31, 2006, the Company acquired eight solid waste hauling operations. These transactions were in exchange for total consideration of $1,134 including $1,034 in cash and $100 in liabilities assumed. The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.

        The following unaudited pro forma combined information shows the results of the Company's operations as though each of the acquisitions made in the three and six months ended October 31, 2006 and 2007 had been completed as of May 1, 2006.

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Revenue	$142,644	$151,418	$281,189	$301,505
Net income	2,404	2,833	2,375	4,580
Diluted net income per common share	$0.09	$0.11	$0.09	$0.18

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

4. GOODWILL AND INTANGIBLE ASSETS

        The following table shows the activity and balances related to goodwill from April 30, 2007 through October 31, 2007:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2007	$26,025	$31,645	$31,960	$54,716	$27,389	$171,735
Acquisitions	—	—	—	70	—	70
Other(1)	(65)	—	(1)	—	(403)	(469)

Balance, October 31, 2007	$25,960	$31,645	$31,959	$54,786	$26,986	$171,336

(1)
Consists primarily of a reduction associated with the adoption of FIN No. 48. See Note 5.

        Intangible assets at April 30, 2007 and October 31, 2007 consist of the following:

	Covenants not to compete	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2007
Intangible assets	$15,224	$920	$58	$16,202
Less accumulated amortization	(13,881)	(100)	(4)	(13,985)

	$1,343	$820	$54	$2,217

Balance, October 31, 2007
Intangible assets	$15,229	$920	$58	$16,207
Less accumulated amortization	(14,143)	(134)	(7)	(14,284)

	$1,086	$786	$51	$1,923

        Intangible amortization expense for the three and six months ended October 31, 2006 and 2007 was $260, $151, $538 and $299, respectively. The intangible amortization expense estimated as of October 31, 2007 for the five fiscal years following fiscal year 2007 is as follows:

2008	2009	2010	2011	2012
$588	$416	$304	$212	$134

5. NEW ACCOUNTING STANDARDS

        Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

        As a result of the adoption of FIN No. 48, the cumulative effect of the changes to the Company's reserve for uncertain tax positions was accounted for as a $1,202 adjustment to increase the beginning balance of retained earnings and a $468 decrease to goodwill on the Company's balance sheet. As of May 1, 2007, the Company had approximately $5,879 of total gross unrecognized tax benefits. Of this total, approximately $3,488 (net of the federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months due to the settlement of audits and the expiration of statute of limitations.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of May 1, 2007 and October 31, 2007, the Company had accrued interest and penalties related to uncertain tax positions of $813 and $898, respectively.

        The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to federal and state net operating loss carryforwards, income tax returns from 1998 through 2006 remain open for examination, with limited exceptions.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption for certain nonfinancial assets and liabilities has been deferred for one year. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

6. LEGAL PROCEEDINGS

        The New Hampshire Superior Court in Grafton County, NH (the "Superior Court") ruled on February 1, 1999 that the Town of Bethlehem, NH (the "Town") could not enforce an ordinance prohibiting expansion of the Company's landfill owned by its subsidiary North Country Environmental Services, Inc. ("NCES"), at least with respect to 51 acres of NCES's 105 acre parcel. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the New Hampshire Supreme Court (the "Supreme Court") denied the Town's appeal. Notwithstanding the Supreme Court's ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (within the 51 acres) and further stated that the Town's height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief. On December 4, 2001, the Town filed an answer and counterclaims seeking authorization to assert site plan review over Stage III and the methane gas utilization/leachate handling facility operating in connection with Stage III, as well as an order declaring that the ordinance prohibiting landfills applies to Stage IV expansion. On April 24, 2003, the Grafton Superior Court upheld the Town's 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town's height ordinance is valid within the 51 acres; upholding the Town's right to require Site Plan Review, except that there are certain areas within the Town's Site Plan Review regulation that are preempted;

and ruling that the methane gas utilization/leachate handling facility is not subject to the Town's ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court's ruling to the Supreme Court. On March 1, 2004, the Supreme Court affirmed that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court's opinion left open for further review the question of whether the Town's 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES' motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between "users" of land rather than "uses" of land, and that a state statute preempts the Town's ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town's regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005, NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments, thereby restoring such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the two remaining issues remanded by the Supreme Court, which are whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. The trial date was originally set for October 2007, but has now been indefinitely continued by agreement between NCES and the Town. NCES's March 2007 application to the New Hampshire Department of Environmental Services for an amendment to the Stage IV permit enabling it to construct all of the Stage IV capacity within the 51 acres may, if granted, affect which of the parties' claims will be adjudicated at a subsequent trial. NCES or the Town may petition the Supreme Court for a trial date in their discretion.

        On July 12, 2005, NCES received notice from the Office of the Attorney General of the State of New Hampshire ("OAG") that it has commenced an official investigation into allegations that asbestos was concealed in loads of construction and demolition debris from a hotel renovation, delivered to the NCES landfill by a third party, and disposed there on several occasions between 1999 and 2002. While NCES has maintained that no asbestos was disposed of at the site, the OAG continued to be concerned that NCES did not operate in accordance with its landfill Operating Procedures so as to ensure that no asbestos was disposed of in the landfill. NCES has cooperated fully in the investigation. NCES has engaged in discussions with the OAG over the terms of a possible civil settlement regarding this matter which would involve environmental remediation at sites in New Hampshire at which the Company had no prior involvement. The OAG and the Company have now reached an agreement with respect to this dispute in the form of a Consent Decree. The Consent Decree, while making it clear that the Company has admitted no wrongdoing, provides for the Company to make payments and provide services to various parties designated by the Consent Decree for total consideration of approximately $366 which the Company has reserved for in the quarter ended October 31, 2007.

        The Company has been involved in discussions with the New York Department of Labor ("DOL") regarding the applicability of certain state "Prevailing Wage" laws pertaining to work being undertaken by the Company at the Chemung County Landfill ("CCL"). On August 10, 2007, the DOL issued a letter opinion that cell construction work and perhaps other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung, Ontario and Clinton County), is providing a "public purpose," and accordingly are subject to the Prevailing Wage laws. The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief. Discussions with the DOL continue with a goal of resolving this matter.    Although a loss as a result of these claims is possible, any charge incurred by the Company related to these claims is not expected to have an immediate impact on operations, but will be capitalized as part of the related landfill asset, and amortized over the life of the landfill as tons of waste are placed at each landfill site.

        The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

8. STOCK-BASED COMPENSATION

        On July 31, 1997, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The Board of Directors has the authority to select the optionees and determine the terms of the options granted. As amended in 1998, the 1997 Stock Option Plan (the "1997 Plan") provides for the issuance of up to 5,328 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options, which includes all authorized, but unissued options under previous plans. As of April 30, 2007, options to purchase 3,403 shares of Class A Common Stock at a weighted average exercise price of $13.19 were outstanding under the 1997 Plan. As of October 31, 2007, options to purchase 3,614 shares of Class A Common Stock at a weighted average exercise price of $13.06 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007.

        On October 10, 2006, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan"). Up to an aggregate amount equal to the sum of: (i) 1,275 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), of which 275 are reserved for issuance to non-employee directors pursuant to the formula grants described below, plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company's 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the "Prior Plans") which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2007, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan. As of October 31, 2007, options to purchase 90 shares of Class A Common Stock at a weighted average exercise price of $12.32 were outstanding under the 2006 Plan and awards for 1,608 options were available for future grant which includes 423 options which were available for future grant under the 1997 Plan upon termination.

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

        A summary of stock option activity for the six months ended October 31, 2007 is as follows:

	Total Shares	Weighted Average Exercise Price
Outstanding, April 30, 2007	3,737	$13.17
Granted	271	11.49
Exercised	(12)	10.07
Forfeited	(101)	15.94

Outstanding, October 31, 2007	3,895	12.99

Exercisable, October 31, 2007	3,283	$13.13

        Stock options exercisable as of October 31, 2007 have a weighted-average contractual term remaining of 4.2 years and an aggregate intrinsic value of $8,827 based on the market value of the Company's Class A common stock as of October 31, 2007.

        As a result of adopting SFAS No. 123(R) effective May 1, 2006, the Company recorded $187, $260, $270 and $452 of stock based compensation expense for stock options during the three and six months ended October 31, 2006 and 2007, respectively. The Company also recorded $27, $29, $51 and $53 of stock based expense for the Company's Employee Stock Purchase Plan during the three and six months ended October 31, 2006 and 2007, respectively.

        The Company's calculations of stock-based compensation expense for the three and six months ended October 31, 2006 and 2007 were made using the Black-Scholes valuation model. The fair value of the Company's stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and six months ended October 31, 2006 and 2007:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Stock Options:
Expected life	5 years	6 years	6 years	6 years
Risk-free interest rate	4.71%	4.71%	5.10%	4.82%
Expected volatility	31.02%	37.83%	31.02%	37.83%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.31%	5.02%	5.03%	5.07%
Expected volatility	33.50%	37.22%	32.57%	35.10%

        Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three and six months ended October 31, 2007, expected volatility is calculated using the average of weekly historical volatility of the Company's Class A Common Stock over the last six years.

        The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company's Class A Common Stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

9. EARNINGS PER SHARE

        The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Numerator:
Net income	$2,390	$2,830	$2,336	$4,572
Less: preferred stock dividends	(892)	—	(1,772)	—

Net income available to common stockholders	$1,498	$2,830	$564	$4,572

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,273	24,363	24,273	24,363
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	—	(8)	(12)	(16)

Weighted average number of common shares used in basic EPS	25,261	25,343	25,249	25,335

Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	249	309	418	257

Weighted average number of common shares used in diluted EPS	25,510	25,652	25,667	25,592

        For the three and six months ended October 31, 2006, 8,012 and 7,055 common stock equivalents related to options and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

        For the three and six months ended October 31, 2007, 2,373 and 2,933 common stock equivalents related to options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

10. COMPREHENSIVE INCOME

        Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss included in the accompanying balance sheets consists of changes in the fair value of the Company's interest rate swap and commodity hedge agreements. Also included in accumulated other comprehensive loss is the change in fair value of certain securities classified as available for sale as well as the Company's portion of the change in the fair value of commodity hedge agreements of the Company's equity method investment, US GreenFiber, LLC ("GreenFiber").

        Comprehensive income for the three and six months ended October 31, 2006 and 2007 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Net income	$2,390	$2,830	$2,336	$4,572
Other comprehensive (loss) income	265	(101)	202	(285)

Comprehensive income	$2,655	$2,729	$2,538	$4,287

        The components of other comprehensive (loss) income for the three and six months ended October 31, 2006 and 2007 are shown as follows:

	Three Months Ended October 31,
	2006			2007
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$120	$42	$78	$91	$32	$59
Change in fair value of interest rate swaps and commodity hedges during period	608	246	362	(840)	(340)	(500)
Reclassification to earnings for interest rate swaps and commodity hedge contracts	(295)	(120)	(175)	571	231	340

	$433	$168	$265	$(178)	$(77)	$(101)

	Six Months Ended October 31,
	2006			2007
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$137	$48	$89	$60	$21	$39
Change in fair value of interest rate swaps and commodity hedges during period	850	345	505	(1,539)	(612)	(927)
Reclassification to earnings for interest rate swaps and commodity hedge contracts	(659)	(267)	(392)	999	396	603

	$328	$126	$202	$(480)	$(195)	$(285)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company was party to sixteen commodity hedge contracts as of October 31, 2007. These contracts expire between November 2007 and November 2008. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") as amended. As of October 31, 2007 the fair value of these hedges was an obligation of $2,056 with the net amount (net of taxes of $832) recorded as an unrealized loss in accumulated other comprehensive loss.

        The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75,000, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        On August 22, 2007, the Company entered into three separate interest rate swap agreements for a notional amount of $105,000. One of the agreements for a notional amount of $30,000 effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009. The other two agreements for a notional amount of $75,000 effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009. These agreements will be specifically designated to interest payments under the Company's term B loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        As of October 31, 2007, the fair value of the Company's interest rate swaps was $228, with the net amount (net of taxes of $93) recorded as an unrealized gain in accumulated other comprehensive loss.

        The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of October 31, 2007, the fair value of these collars was an obligation of $282, with the net amount (net of taxes of $114) recorded as an unrealized loss in accumulated other comprehensive loss.

        The Company terminated an interest rate collar in the notional amount of $20,000 during the three months ended July 31, 2007. The Company paid net proceeds of $18, which was recorded to accumulated other comprehensive loss and is being amortized against interest expense over the remaining original term of the contract.

12. DISCONTINUED OPERATIONS

        During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results of the Holliston Transfer Station have been reclassified from continuing to discontinued operations for the three and six months ended October 31, 2006.

        During the quarter ended October 31, 2007, the Company completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for net proceeds of $4,836. The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results have been reclassified from continuing to discontinued operations for the three and six months ended October 31, 2006 and 2007. Also in connection with the discontinued operations treatment, the loss (net of tax) from the sale amounting to $437 has been classified as a loss on disposal of discontinued operations.

        Revenues and loss before income taxes attributable to discontinued operations for the three and six months ended October 31, 2006 and 2007 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Revenue	$5,312	$2,456	$10,538	$4,845
Loss before income tax benefit	$(562)	$(996)	$(1,283)	$(1,855)

        A summary of discontinued operations on the consolidated balance sheets at April 30, 2007 and October 31, 2007 is as follows:

	April 30, 2007	October 31, 2007
Accounts receivable—trade, net	$798	$—
Prepaid expenses	41	—
Inventory	70	—
Other current assets	5	4,173

Current assets of discontinued operations	$914	$4,173

Property, plant and equipment, net	$4,344	$—
Goodwill	1,615	—
Other non-current assets	—	1,728

Non-current assets of discontinued operations	$5,959	$1,728

Accounts payable	$931	$1,066
Accrued payroll and related expenses	66	—
Other accrued liabilities	408	20

Current liabilities of discontinued operations	$1,405	$1,086

Other long-term liabilities	$—	$550

Non-current liabilities of discontinued operations	$—	$550

13. SEGMENT REPORTING

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

        The Company classifies its operations into North Eastern, South Eastern, Central, Western and FCR Recycling. The Company's revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the

FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees, are included in Other.

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Other	Total
Three Months Ended October 31, 2006
Outside revenues	$31,534	$20,538	$33,613	$25,888	$24,869	$6,063	$142,505
Depreciation and amortization	4,647	3,618	5,025	3,833	1,389	536	19,048
Operating income	3,640	(12)	4,695	3,337	3,721	(758)	14,623
Total assets	$189,371	$146,418	$152,431	$162,521	$91,893	$101,900	$844,534

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Other	Total
Three Months Ended October 31, 2007
Outside revenues	$30,986	$17,830	$34,834	$28,126	$32,034	$7,585	$151,395
Depreciation and amortization	6,124	2,586	5,133	4,213	1,651	467	20,174
Operating income	1,013	(987)	5,646	4,118	5,893	(386)	15,297
Total assets	$178,535	$128,754	$154,093	$179,205	$97,808	$93,651	$832,046

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Other	Total
Six Months Ended October 31, 2006
Outside revenues	$61,043	$38,830	$68,256	$52,527	$48,185	$11,957	$280,798
Depreciation and amortization	9,443	5,495	10,345	7,633	2,801	1,026	36,743
Operating income	4,807	(1,068)	8,570	6,498	6,294	(1,606)	23,495
Total assets	$189,371	$146,418	$152,431	$162,521	$91,893	$101,900	$844,534

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Other	Total
Six Months Ended October 31, 2007
Outside revenues	$63,001	$34,975	$69,748	$56,479	$61,824	$15,413	$301,440
Depreciation and amortization	12,147	4,731	10,321	8,577	3,366	981	40,123
Operating income	1,404	(2,137)	11,219	8,441	10,936	(731)	29,132
Total assets	$178,535	$128,754	$154,093	$179,205	$97,808	$93,651	$832,046

        Amounts of the Company's total revenue attributable to services provided are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006(1)	2007	2006(1)	2007
Collection	$68,539	$69,177	$136,852	$138,332
Landfill/disposal facilities	30,031	28,966	58,407	58,169
Transfer	6,559	7,691	13,826	15,038
Recycling	37,376	45,561	71,713	89,901

Total revenues	$142,505	$151,395	$280,798	$301,440

(1)
Revenue attributable to services provided for the three and six months ended October 31, 2006 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

14. INVESTMENTS IN UNCONSOLIDATED ENTITIES

        The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company's investment in GreenFiber amounted to $33,054 and $30,465 at April 30, 2007 and October 31, 2007, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

        Summarized financial information for GreenFiber is as follows:

	April 30, 2007	October 31, 2007
Current assets	$25,432	$25,557
Noncurrent assets	70,955	69,485
Current liabilities	18,371	22,023
Noncurrent liabilities	$11,833	$11,926
	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Revenue	$52,094	$41,995	$96,490	$75,494
Gross profit	12,594	7,002	23,590	12,433
Net (loss) income	$2,370	$(1,816)	$2,784	$(5,409)

        The Company owns a 20.5% interest in the common stock of RecycleRewards, Inc. ("RecycleRewards"), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants. This investment is accounted for as an equity method investment.

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

        The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations are disclosed in the balance sheet as "net assets under contractual obligation", and are being reduced as payments are made. During the three and six months ended October 31, 2007, the Company recognized income on the transactions in the amount of $629 and $1,367, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.

        The Company has made reclassifications in the Company's consolidated statements of operations and consolidated statements of cash flows to conform information for six months ended October 31, 2007 to the Company's current period presentation. During the quarter ended October 31, 2007, the Company began classifying income from assets under contractual obligation as a component of operating income where previously this income had been recorded as other income. This resulted in income reclassified amounting to $738 for the six months ended October 31, 2007.

        Net assets under contractual obligation amounted to $55 and $0 at April 30, 2007 and October 31, 2007, respectively. Minimum amounts owed to the Company under these notes amounted to $3,736 and $2,314 at April 30, 2007 and October 31, 2007, respectively.

16. PREFERRED STOCK

        The Company is authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2007 and October 31, 2007, the Company had 56 shares authorized and 0 shares issued and outstanding, respectively, of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") issued at $1,000 per share. These shares were convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends were cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000. The Company was required to redeem the Series A Preferred Stock on the seventh anniversary date of August 11, 2007, at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon a change in control of the Company.

        On April 30, 2007, since the Company did not anticipate that the shares would be converted to Class A common stock by the redemption date, the Company reflected the redemption value of the shares as a current liability. The value included the liquidation preference of $1,000 per share plus accrued but unpaid dividends. The redemption value amounted to $74,018 at April 30, 2007. Consistent with this classification, the Company has recorded the accrued dividends for the three and six months ended October 31, 2007 in the amount of $113 and $1,038, respectively, as interest expense.

        The Series A Preferred Stock was redeemed effective August 11, 2007 in the amount of $75,057, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. As a result of the redemption, the rights of the holders of Series A Preferred Stock to receive cumulative dividends at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000, and to elect one director to the Company's Board of Directors, among other rights, have terminated. The Company borrowed against the senior credit facility to fund this redemption.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company's significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2007 and October 31, 2007, and the condensed consolidating results of operations for the three and six months ended October 31, 2006 and 2007 and the condensed consolidating statements of cash flows for the six months ended October 31, 2006 and 2007 of (a) the Parent company only, (b) the combined guarantors ("the Guarantors"), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors ("the Non-Guarantors"), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,967)	$13,015	$1,318	$—	$12,366
Accounts receivable—trade, net of allowance for doubtful accounts	31	61,076	166	(27)	61,246
Refundable income taxes	1,340	—	—	—	1,340
Deferred taxes	7,306	—	909	—	8,215
Other current assets	1,679	9,043	—	—	10,722
Current assets of discontinued operations	—	911	—	—	911

Total current assets	8,389	84,045	2,393	(27)	94,800
Property, plant and equipment, net of accumulated depreciation and amortization	2,587	481,165	(475)	—	483,277
Goodwill	—	171,735	—	—	171,735
Restricted cash	—	4	12,730	—	12,734
Deferred income taxes	1,546	—	—	—	1,546
Investment in subsidiaries	(12,170)	—	—	12,170	—
Assets under contractual obligation	—	55	—	—	55
Other non-current assets	29,589	38,657	120	(4,379)	63,987
Non-current assets of discontinued operations	—	5,959	—	—	5,959

	21,552	697,575	12,375	7,791	739,293
Intercompany receivable	670,919	(669,191)	(6,107)	4,379	—

	$700,860	$112,429	$8,661	$12,143	$834,093

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$315	$—	$—	$1,215
Series Aredeemable, convertible preferred stock	74,018	—	—	—	74,018
Accounts payable	1,580	49,791	96	(27)	51,440
Accrued payroll and related expenses	1,795	6,694	—	—	8,489
Accrued interest	9,268	7	—	—	9,275
Accrued closure and post-closure costs, current portion	—	8,386	535	—	8,921
Other current liabilities	6,811	18,164	8,414	—	33,389
Current liabilities of discontinued operations	—	1,405	—	—	1,405

Total current liabilities	94,372	84,762	9,045	(27)	188,152
Long-term debt, less current maturities	475,445	780		—	476,225
Capital lease obligations, less current maturities	—	650	—	—	650
Accrued closure and post closure costs, less current portion	—	29,408	43	—	29,451
Minority interest	—	—	—	—	—
Other long-term liabilities	1,547	6,526	2,046	—	10,119
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,332,000 shares	243	101	100	(201)	243
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,001)	120	(4)	(116)	(1,001)
Additional paid-in capital	273,345	46,704	3,813	(50,517)	273,345
Accumulated deficit	(143,101)	(56,622)	(6,382)	63,004	(143,101)

Total stockholders' equity	129,496	(9,697)	(2,473)	12,170	129,496

	$700,860	$112,429	$8,661	$12,143	$834,093

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2007

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$390	$1,421	$357	$—	$2,168
Restricted cash	—	94	—	—	94
Accounts receivable—trade, net of allowance for doubtful accounts	3	65,618	258	—	65,879
Refundable income taxes	4,195	—	—	—	4,195
Deferred taxes	11,169	—	880	—	12,049
Other current assets	1,588	12,654	—	—	14,242

Total current assets	17,345	79,787	1,495	—	98,627
Property, plant and equipment, net of accumulated depreciation and amortization	2,311	484,723	—	—	487,034
Goodwill	—	171,336	—	—	171,336
Deferred income taxes	314	—	—	—	314
Investment in subsidiaries	5,200	—	—	(5,200)	—
Other non-current assets	28,496	37,423	13,195	(4,379)	74,735

	36,321	693,482	13,195	(9,579)	733,419
Intercompany receivable	656,241	(654,231)	(6,389)	4,379	—

	$709,907	$119,038	$8,301	$(5,200)	$832,046

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,750	$317	$—	$—	$2,067
Current maturities of capital lease obligations	64	763	—	—	827
Accounts payable	2,025	46,300	71	—	48,396
Other current liabilities	21,106	28,482	8,728	—	58,316

Total current liabilities	24,945	75,862	8,799	—	109,606
Long-term debt, less current maturities	547,088	663	—	—	547,751
Capital lease obligations, less current maturities	—	379	—	—	379
Other long-term liabilities	2,080	34,290	2,146	—	38,516
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,363,000 shares	244	100	100	(200)	244
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,286)	215	36	(251)	(1,286)
Additional paid-in capital	274,152	46,546	3,872	(50,418)	274,152
Accumulated deficit	(137,326)	(39,017)	(6,652)	45,669	(137,326)

Total stockholders' equity	135,794	7,844	(2,644)	(5,200)	135,794

	$709,907	$119,038	$8,301	$(5,200)	$832,046

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$140,435	$3,997	$(1,927)	$142,505
Operating expenses:
Cost of operations	7	89,580	2,230	(1,927)	89,890
General and administration	(29)	18,722	251	—	18,944
Depreciation and amortization	471	17,654	923	—	19,048

	449	125,956	3,404	(1,927)	127,882
Operating income (loss)	(449)	14,479	593	—	14,623
Other expense/(income), net:
Interest income	(9,239)	(107)	(136)	9,215	(267)
Interest expense	10,766	7,948	44	(9,215)	9,543
(Income) loss from equity method investments	(7,874)	(1,132)	—	8,139	(867)
Other income	(215)	(33)	—	—	(248)

Other expense/(income), net	(6,562)	6,676	(92)	8,139	8,161

Income (loss) from continuing operations before income taxes and discontinued operations	6,113	7,803	685	(8,139)	6,462
Provision for income taxes	3,723	—	3	—	3,726

Income (loss) from continuing operations before discontinued operations	2,390	7,803	682	(8,139)	2,736
Discontinued operations:
Loss from discontinued operations, net	—	(346)	—	—	(346)

Net income (loss)	2,390	7,457	682	(8,139)	2,390
Preferred stock dividend	892	—	—	—	892

Net income (loss) available to common stockholders	$1,498	$7,457	$682	$(8,139)	$1,498

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$151,395	$1,702	$(1,702)	$151,395
Operating expenses:
Cost of operations	—	96,845	1,785	(1,702)	96,928
General and administration	463	18,297	236	—	18,996
Depreciation and amortization	403	19,771	—	—	20,174

	866	134,913	2,021	(1,702)	136,098

Operating income	(866)	16,482	(319)	—	15,297
Other expense/(income), net:
Interest income	(8,244)	(167)	(150)	8,315	(246)
Interest expense	11,744	7,689	—	(8,315)	11,118
(Income) loss from equity method investments	(6,634)	909	—	7,212	1,487
Other expense (income)	87	(52)	—	—	35

Other expense/(income), net	(3,047)	8,379	(150)	7,212	12,394

Income from continuing operations before income taxes and discontinued operations	2,181	8,103	(169)	(7,212)	2,903
Provision (benefit) for income taxes	(649)	—	11	—	(638)

Income from continuing operations before discontinued operations	2,830	8,103	(180)	(7,212)	3,541
Discontinued operations:
Loss from discontinued operations, net	—	(274)	—	—	(274)
Loss on disposal of discontinued operations, net	—	(437)	—	—	(437)

Net income available to common stockholders	$2,830	$7,392	$(180)	$(7,212)	$2,830

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$278,719	$5,933	$(3,854)	$280,798
Operating expenses:
Cost of operations	13	180,584	4,456	(3,854)	181,199
General and administration	141	38,827	393	—	39,361
Depreciation and amortization	896	34,923	924	—	36,743

	1,050	254,334	5,773	(3,854)	257,303

Operating income (loss)	(1,050)	24,385	160	—	23,495
Other expense/(income), net:
Interest income	(18,222)	(230)	(276)	18,131	(597)
Interest expense	21,158	15,773	64	(18,131)	18,864
(Income) loss from equity method investments	(9,468)	(1,390)	—	9,868	(990)
Other income	(235)	(67)	—	—	(302)

Other expense/(income), net	(6,767)	14,086	(212)	9,868	16,975

Income (loss) from continuing operations before income taxes and discontinued operations	5,717	10,299	372	(9,868)	6,520
Provision for income taxes	3,381	—	13	—	3,394

Income (loss) from continuing operations before discontinued operations	2,336	10,299	359	(9,868)	3,126
Discontinued operations:
Loss from discontinued operations, net	—	(790)	—	—	(790)

Net income (loss)	2,336	9,509	359	(9,868)	2,336
Preferred stock dividend	1,772	—	—	—	1,772

Net income (loss) available to common stockholders	$564	$9,509	$359	$(9,868)	$564

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$301,440	$3,404	$(3,404)	$301,440
Operating expenses:
Cost of operations	2	194,591	3,886	(3,404)	195,075
General and administration	428	36,605	77	—	37,110
Depreciation and amortization	853	39,270	—	—	40,123

	1,283	270,466	3,963	(3,404)	272,308

Operating income (loss)	(1,283)	30,974	(559)	—	29,132
Other expense/(income), net:
Interest income	(17,222)	(120)	(310)	16,978	(674)
Interest expense	23,657	15,566	—	(16,978)	22,245
(Income) loss from equity method investments	(12,608)	2,705	—	13,541	3,638
Other income	(120)	(2,241)	—	—	(2,361)

Other expense/(income), net	(6,293)	15,910	(310)	13,541	22,848

Income from continuing operations before income taxes and discontinued operations	5,010	15,064	(249)	(13,541)	6,284
Provision (benefit) for income taxes	438	—	26	—	464

Income from continuing operations before discontinued operations	4,572	15,064	(275)	(13,541)	5,820
Discontinued operations:
Loss from discontinued operations, net	—	(811)	—	—	(811)
Loss on disposal of discontinued operations, net	—	(437)	—	—	(437)

Net income available to common stockholders	$4,572	$13,816	$(275)	$(13,541)	$4,572

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2006

(Unaudited)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$2,224	$39,317	$(1,252)	$—	$40,289
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,034)	—	—	(1,034)
Additions to property, plant and equipment—growth	—	(18,220)	—	—	(18,220)
—maintenance	(864)	(39,444)	(875)	—	(41,183)
Payments on landfill operating lease contracts	—	(2,033)	—	—	(2,033)
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Other	(670)	1,528	—	—	858

Net Cash (Used In) Provided by Investing Activities	4,001	(59,203)	(875)	—	(56,077)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	188,900	—	—	—	188,900
Principal payments on long-term debt	(170,059)	(1,038)	—	—	(171,097)
Other	1,041	—	—	—	1,041
Intercompany borrowings	(24,547)	22,331	2,216	—	—

Net Cash Provided by (Used in) Financing Activities	(4,665)	21,293	2,216	—	18,844
Cash Used in Discontinued Operations	—	(1,741)	—	—	(1,741)

Net increase (decrease) in cash and cash equivalents	1,560	(334)	89	—	1,315
Cash and cash equivalents, beginning of period	(3,840)	10,747	522	—	7,429

Cash and cash equivalents, end of period	$(2,280)	$10,413	$611	$—	$8,744

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(3,434)	$39,904	$(832)	$—	$35,638
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(93)	—	—	(93)
Additions to property, plant and equipment — growth	—	(7,965)	—	—	(7,965)
—maintenance	(583)	(34,442)	—	—	(35,025)
Payments on landfill operating lease contracts	—	(2,413)	—	—	(2,413)
Investment in unconsolidated entities	(85)	—	—	—	(85)
Other	—	2,639	—	—	2,639

Net Cash (Used In) Provided by Investing Activities	(668)	(42,274)	—	—	(42,942)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	221,605	—	—	—	221,605
Principal payments on long-term debt	(149,176)	(599)	—	—	(149,775)
Redemption of Series A redeemable, convertible preferred stock	(75,057)	—	—	—	(75,057)
Other	302	—	—	—	302
Intercompany borrowings	8,785	(8,656)	(129)	—	—

Net Cash (Used in) Provided by Financing Activities	6,459	(9,255)	(129)	—	(2,925)
Cash Provided by Discontinued Operations	—	31	—	—	31

Net (decrease) increase in cash and cash equivalents	2,357	(11,594)	(961)	—	(10,198)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366

Cash and cash equivalents, end of period	$390	$1,421	$357	$—	$2,168

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company's audited Consolidated Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended April 30, 2007.

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

        As of November 30, 2007, the Company owned and/or operated 34 solid waste collection operations, 30 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 20.5% common stock interest in a company that markets an incentive based recycling service.

Operating Results

        For the three months ended October 31, 2007, the company reported revenues of $151.4 million, an increase of $8.9 million, or 6.2%, from $142.5 million in the quarter ended October 31, 2006. As a percentage of segment revenues, solid waste revenues, including the Company's major accounts program, increased 1.5%, with 0.7% coming from higher prices and the balance from the effect of tuck- in acquisitions and volume increases. FCR Recycling revenue growth was 28.8% with 26.2% coming from commodity price increases, 2.6% from higher volumes. Operating income for the three months ended October 31, 2007 increased to $15.3 million from $14.6 million for the quarter ended October 31, 2006.

        Between May 1, 2007 and October 31, 2007 the Company acquired three solid waste hauling operations. Under the rules of purchase accounting, the acquired company's revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company's historical results of operations.

        During the quarter ended October 31, 2007 the Company sold its Buffalo, New York transfer station, hauling operation and related equipment for approximately $4.8 million in net proceeds. During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston transfer station for cash sale proceeds of $7.4 million. Both of these transactions required discontinued operations treatment under SFAS No. 144; therefore the operating results have been reclassified from continuing to discontinued operations for the three and six months ended October 31, 2007 and 2006.

Forward Looking Statements

        This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding:

  •
  expected future revenues, operations, expenditures and cash needs;

  •
  fluctuations in the commodity pricing of the Company's recyclables, increases in landfill tipping fees and fuel costs, and general economic and weather conditions;

  •
  projected future obligations related to capping, closure and post-closure costs of the Company's existing landfills and any disposal facilities which the Company may own or operate in the future;

  •
  the projected development of additional disposal capacity;

  •
  estimates of the potential markets for the Company's products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans;

  •
  potential business combinations; and

  •
  projected improvements to the Company's infrastructure and impact of such improvements on the Company's business and operations.

        In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words "believes", "expects", "anticipates", "plans", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management's beliefs and assumptions, and should be read in conjunction with the Company's consolidated financial statements and notes to consolidated financial statements included in this report. The Company cannot guarantee that the Company actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, "Risk Factors" in the Company's Form 10-K for the year ended April 30, 2007. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

General

  Revenues

        The Company's revenues in the North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company's residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's disposal facilities and transfer stations. The majority of the Company's disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.

        In the "Other" segment, the Company has ancillary revenues comprising major customer accounts and earnings from equity method investees. The Company's cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific, US GreenFiber LLC ("GreenFiber"). The Company also owns a 20.5% interest in the common stock of RecycleRewards, Inc. ("RecycleRewards"), a company which markets an incentive-based recycling service that gives homeowners credits for recycling which can be used with participating merchants.

        The Company's revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided.

        Collection and Landfill / disposal revenues decreased as a percentage of total revenues in the three and six months ended October 31, 2007 compared to the prior year, mainly because of the increase in recycling revenues. Collection revenue dollars increased in the three and six months ended October 31, 2007 due to the positive impact of price increases and the effect of tuck-in acquisitions in the Central, Western and North Eastern regions.

        Landfill/disposal revenue dollars decreased in the three months ended October 31, 2007 as volume growth in the Western and Central regions and higher prices in the Western region were more than offset by lower prices in the Central region, lower volumes in the North Eastern Region and lower volumes in the South Eastern region due to the impact of the true-up of the Brockton closure project and the closing of the Hardwick facility in fiscal year 2007.

        Recycling revenues are primarily from recycling facilities in the FCR region. The increase in recycling revenue dollars for the three and six months ended October 31, 2007 is primarily attributable to higher commodity prices and to a lesser extent an increase in volumes.

	Three Months Ended October 31,				Six Months Ended October 31,
	2006(1)		2007		2006(1)		2007
Collection	$68,539	48.1%	$69,177	45.7%	$136,852	48.8%	$138,332	45.9%
Landfill/disposal facilities	30,031	21.1%	28,966	19.1%	58,407	20.8%	58,169	19.3%
Transfer	6,559	4.6%	7,691	5.1%	13,826	4.9%	15,038	5.0%
Recycling	37,376	26.2%	45,561	30.1%	71,713	25.5%	89,901	29.8%

Total revenues	$142,505	100.0%	$151,395	100.0%	$280,798	100.0%	$301,440	100.0%

(1)
Revenue attributable to services provided for the three and six months ended October 31, 2006 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

  Operating Expenses

        Cost of operations includes labor, tipping fees paid to third-party disposal facilities, fuel, maintenance and repair of vehicles and equipment, worker's compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties. Cost of operations also includes accretion expense related to landfill capping, closure and post closure, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

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

        The Company will have material financial obligations relating to capping, closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future. The Company has provided, and will in the future provide, accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that the Company's financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

        The following table sets forth for the periods indicated the percentage relationship that certain items from the Company's consolidated financial statements bear in relation to revenues.

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	63.1	64.0	64.5	64.7
General and administration	13.3	12.6	14.0	12.3
Depreciation and amortization	13.4	13.3	13.1	13.3

Operating income	10.2	10.1	8.4	9.7
Interest expense, net	6.5	7.2	6.5	7.2
Loss (income) from equity method investments	(0.6)	1.0	(0.4)	1.2
Other (income) expense	(0.2)	0.0	(0.1)	(0.8)
Provision (benefit) for income taxes	2.6	(0.4)	1.2	0.2

Income from continuing operations before discontinued operations	1.9%	2.3%	1.2%	1.9%

Three months ended October 31, 2007 versus October 31, 2006

        Revenues—Revenues increased $8.9 million, or 6.2% to $151.4 million in the quarter ended October 31, 2007 from $142.5 million in the quarter ended October 31, 2006. Solid waste revenues,

including the Company's major accounts program, increased $1.7 million, with $0.8 million from higher prices and $0.3 million coming from volume increases. Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions, accounted for $0.6 million of the increase. FCR recycling revenue increased $7.2 million mainly due to higher commodity prices.

        Cost of operations—Cost of operations increased $7.0 million or 7.8% to $96.9 million in the quarter ended October 31, 2007 from $89.9 million in the quarter ended October 31, 2006. Cost of operations as a percentage of revenues increased to 64.0% in the quarter ended October 31, 2007 compared to 63.1% in the quarter ended October 31, 2006 primarily due to an increase in the cost of purchased materials associated with higher FCR commodity prices, partially offset by lower direct labor costs and a property tax refund.

        General and administration—General and administration expenses remained unchanged at $18.9 million for the quarters ended October 31, 2007 and 2006, and decreased to 12.6% from 13.3% as a percentage of revenues.

        Depreciation and amortization—Depreciation and amortization expense increased $1.1 million, or 5.8%, to $20.1 million in the quarter ended October 31, 2007 from $19.0 million in the quarter ended October, 31, 2006. Landfill amortization expense increased by $1.3 million primarily due to higher expense at Pinetree, where the rates have been revised to reflect the shorter life of the site as agreed with the State of Maine. Closure of the site is now expected in December 2009. The landfill amortization expense increase at Pinetree was partially offset by lower amortization in the South Eastern region due to the prior year true-up of the Brockton closure project and the closing of the Hardwick facility in fiscal year 2007. Depreciation and amortization expense as a percentage of revenue decreased to 13.3% for the three months ended October 31, 2007 from 13.4% for the three months ended October 31, 2006.

        Operating income—Operating income was $15.3 million for the quarter ended October 31, 2007 compared to $14.6 million for the quarter ended October 31, 2006. As a percentage of revenue, operating income decreased to 10.1% from 10.2% for the quarter ended October 31, 2006. The FCR region operating income increased as a result of higher revenues, driven primarily by higher commodity prices, and lower operating costs year over year. Included in FCR operating income is $0.6 million of income from the transactions involving the domestic brokerage and Canadian recycling operations, as payments received on the notes receivable in the quarter exceeded the balance of the net assets under contractual obligation. Central and Western region operating income increased year over year, from higher volumes and lower operating costs. These increases were largely offset by decreases in operating income from lower prices and volumes in the North Eastern region landfills and decreases in South Eastern region operating income primarily due to the impact of the true-up of the Brockton closure project in the prior year.

        Interest expense, net—Net interest expense increased $1.6 million, or 17.2% to $10.9 million in the quarter ended October 31, 2007 from $9.3 million in the quarter ended October 31, 2006. This increase is attributable to higher debt levels, including the redemption of the preferred shares, in the quarter ended October 31, 2007 compared to the prior year comparable period. Net interest expense, as a percentage of revenues, increased to 7.2% in the quarter ended October 31, 2007 from 6.5% in the quarter ended October 31, 2006.

        Loss (income) from equity method investments—The loss from equity method investments in the quarter ended October 31, 2007 relates to the Company's 50% joint venture interest in GreenFiber and the Company's 20.5% interest in RecycleRewards. GreenFiber reported a loss for the quarter ended October 31, 2007 of which the Company's share was $0.9 million, compared to income of $1.1 million in the quarter ended October 31, 2006. GreenFiber's revenue and income were down in the quarter ended October 31, 2007 due to a slowdown in new home construction and higher fiber prices. RecycleRewards reported a loss for the quarter ended October 31, 2007, of which the Company's share was $0.6 million compared to a loss of $0.3 million in the quarter ended October 31, 2006.

        Other (income) expense—Other income in the quarter ended October 31, 2006 includes dividends of $0.2 million from our investment in Evergreen National Indemnity Company ("Evergreen").

        Provision (benefit) for income taxes—Provision (benefit) for income taxes decreased $4.4 million to ($.6) million for the quarter ended October 31, 2007 from $3.7 million for the quarter ended October 31, 2006. The effective tax rate decreased to (22.0)% in the quarter ended October 31, 2007 from 57.7% in the quarter ended October 31, 2006. The rate variance between the periods is due mainly to the low level of book income from operations and the add back of non-deductible items, including non-deductible preferred stock dividend expense for the current period. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

Six Months Ended October 31, 2007 versus October 31, 2006

        Revenues—Revenues increased $20.6 million, or 7.4% to $301.4 million in the quarter ended October 31, 2007 from $280.8 million in the quarter ended October 31, 2006. Solid waste revenues, including the Company's major accounts program, increased $5.8 million, with $2.5 million from higher prices and $3.3 million coming from volume increases. Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions accounted for $1.2 million of the increase. FCR recycling revenue increased $13.6 million mainly due to higher commodity prices.

        Cost of operations—Cost of operations increased $13.9 million, or 7.7% to $195.1 million in the six months ended October 31, 2007 from $181.2 million in the six months ended October 31, 2006. Cost of operations as a percentage of revenues increased to 64.7% in the six months ended October 31, 2007 from 64.5% in the prior year, primarily due to an increase in purchased materials associated with higher FCR commodity prices, partially offset by lower direct labor and direct operating costs as well as a property tax refund.

        General and administration—General and administration expenses decreased $2.3 million, or 5.8% to $37.1 million in the six months ended October 31, 2007 from $39.4 million in the six months ended October 31, 2006, and decreased as a percentage of revenues to 12.3% in the six months ended October 31, 2007 from 14.0% in the six months ended October 31, 2006. The dollar decrease in general and administration expenses were due primarily to lower communication and marketing expenses, bad debt allowances, legal and audit costs.

        Depreciation and amortization—Depreciation and amortization expense increased $3.4 million, or 9.2%, to $40.1 million in the six months ended October 31, 2007 from $36.7 million in the six months ended October 31, 2006. Landfill amortization expense increased by $3.3 million primarily due to higher expense at Pinetree, to reflect the shorter life of the site as agreed with the State of Maine. The landfill amortization expense increase at Pinetree was partially offset by lower amortization in the South Eastern region due to the prior year true-up of the Brockton closure project and the closing of the Hardwick facility in fiscal year 2007. Depreciation and amortization expense as a percentage of revenue increased to 13.3% for the six months ended October 31, 2007 from 13.1% for the six months ended October 31, 2006.

        Operating income—Operating income increased $5.6 million, or 23.8%, to $29.1 million in the six months ended October 31, 2007 from $23.5 million in the six months ended October 31, 2006 and increased as a percentage of revenues to 9.2% in the six months ended October 31, 2007 from 8.4% in the six months ended October 31, 2006. FCR's operating income increased in the six months ended October 31, 2007 compared to the prior year mainly due to higher prices and lower operating costs year over year. Included in FCR operating income is $1.4 million of income from the transactions involving the domestic brokerage and Canadian recycling operations, as payments received on the notes receivable in the six months ended October 31, 2007 exceeded the balance of the net assets under contractual obligation. Central and Western region operating income increased year over year, from higher volumes and lower operating costs. Partially offsetting these increases, the South Eastern region operating income decreased due to lower volumes and from the impact of the true-up of the Brockton closure project in the prior year.

        Interest expense, net—Net interest expense increased $3.3 million, or 18.1% to $21.6 million in the six months ended October 31, 2007 from $18.3 million in the six months ended October 31, 2006. This increase is attributable to higher debt levels, including the redemption of the preferred shares, in the six months ended October 31, 2007 compared to the prior year comparable period. In conjunction with the redemption, the Company recorded accrued dividends for the six months ended October 31, 2007, in the amount of $1.0 million, as interest expense. Net interest expense, as a percentage of revenues, increased to 7.2% in the six months ended October 31, 2007 from 6.5% in the six months ended October 31, 2006.

        Loss (income) from equity method investments—The loss from equity method investments in the six months ended October 31, 2007 relates to the Company's 50% joint venture interest in GreenFiber and the Company's 20.5% interest in RecycleRewards. GreenFiber reported a loss for the six months ended October 31, 2007 of which the Company's share was $2.7 million, compared to income of $1.4 million in the six months ended October 31, 2006. GreenFiber's revenue and income were down in the quarter ended October 31, 2007 due to a slowdown in new home construction and higher fiber prices. RecycleRewards reported a loss for the six months ended October 31, 2007, of which the Company's share was $0.9 million compared to a loss of $0.4 million in the quarter ended October 31, 2006.

        Other (income) expense—Other income for the six months ended October 31, 2007 amounted to $2.4 million compared to $0.3 million in the six months ended October 31, 2006. Other income in the six months ended October 31, 2007 includes $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company's Maine Energy subsidiary and fifteen municipalities which were party to the agreements. On June 18,

2007, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligations. Other income in both periods includes dividends of $0.2 million from our investment in Evergreen.

        Provision (benefit) for income taxes—Provision (benefit) for income taxes decreased $2.9 million in the six months ended October 31, 2007 to $0.5 million from $3.4 million in the six months ended October 31, 2006. The effective tax rate decreased to 7.4% in the six months ended October 31, 2007 from 52.1% in the six months ended October 31, 2006. The rate variance between the periods is due mainly to the low level of book income from operations and the add back of non-deductible items, including non-deductible preferred stock dividend expense for the current period. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

Liquidity and Capital Resources

        The Company's business is capital intensive. The Company's capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. The Company's capital expenditures are broadly defined as pertaining to either growth or maintenance activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions, new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of new business, as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence.

        The Company had a net working capital deficit of $13.1 million and $105.7 million at October 31, 2007 and April 30, 2007, respectively. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The increase in net working capital at October 31, 2007 was primarily due to the redemption of the Company's Series A Preferred Stock for $75.1 million along with higher current deferred income taxes due to projected utilization of net operating losses, higher trade accounts receivable associated with higher revenues, higher refundable income taxes associated with payments made net of current tax provision and lower trade accounts payable.

        On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350.0 million. On July 25, 2006, the Company amended the facility to increase the amount of the facility per the original agreement to $450.0 million, and on May 9, 2007, the Company further amended the facility to increase the amount to $525.0 million, including a $175.0 million term B loan and a revolver of $350.0 million. This credit facility is secured by all of the Company's assets, including the Company's interest in the equity securities of our subsidiaries.

        The credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $1.8 million for three years, which began July 25, 2007, with the remaining principal due at maturity. The Company was in compliance with all covenants at October 31, 2007.

        Further advances were available under the revolver in the amount of $155.6 million and $145.5 million as of October 31, 2007 and April 30, 2007, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $43.7 million and $52.5 million as of October 31, 2007 and April 30, 2007, respectively, at which dates no amounts had been drawn.

        The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $75.0 million, which effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        The Company is party to two separate interest rate zero-cost collars ("Collars") for a notional amount of $60.0 million. The Collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        On August 22, 2007, the Company entered into three separate interest rate swap agreements for a notional amount of $105.0 million. One of the agreements for a notional amount of $30.0 million effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009. The other two agreements for a notional amount of $75.0 million effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009. These agreements will be specifically designated to interest payments under the Company's term B loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        As of October 31, 2007, the Company had outstanding $195.0 million of 9.75% senior subordinated notes (the "Notes") which mature in January 2013. The Notes contain covenants that restrict dividends, stock repurchases and other payments, and limit the incurrence of debt and issuance of preferred stock. The Notes are guaranteed jointly and severally, fully and unconditionally by the Company's significant wholly-owned subsidiaries.

        On December 28, 2005, the Company completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the "Bonds") which mature in January 2025. The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to equipment acquisition for solid waste collection and transportation services, all located in Maine.

        On August 13, 2007, the Company redeemed all of the outstanding shares of its Series A Preferred Stock, pursuant to the mandatory redemption requirements set forth in the Certificate of Designation for the Series A Preferred Stock. The shares were redeemed at an aggregate redemption price of $75.1 million, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. The redemption of the Series A Preferred Stock was effected through cash payouts by the Company of the redemption price upon receipt of stock certificates and other related documentation from the holders thereof. The Company borrowed against the senior credit facility to fund this redemption.

        Net cash provided by operating activities amounted to $35.6 million for the six months ended October 31, 2007 compared to $40.3 million for the same period of the prior fiscal year. Net income increased $2.2 million in the six months ended October 31, 2007 compared to the six months ended October 31, 2006. Losses associated with discontinued operations increased $0.5 in the six months ended October 31, 2007 compared to the six months ended October 31, 2006. Depreciation and amortization expense increased by $3.4 million in the same period. Landfill amortization expense accounted for $3.3 million of this increase primarily due to higher expense at Pinetree Landfill to reflect the shorter life of the site as agreed upon with the State of Maine. The landfill amortization expense increase at Pinetree Landfill was partially offset by lower amortization in the South Eastern region due to the true-up of the Brockton closure project and the closing of the Hardwick facility in fiscal year 2007. Also contributing to an increase is the accrual of the Series A Preferred dividend for $1.0 million which was included in interest expense for the six months ended October 31, 2007 along with loss (income) from equity method investments amounting to a $4.6 increase in the six months ended October 31, 2007 compared to the six months ended October 31, 2006. These amounts were offset by income from assets under contractual obligations amounting to $1.4 million in the six months ended October 31, 2007 and the Maine Energy settlement resulting in income associated with the reversal of residual accruals amounting to $2.1 million in the six months ended October 31, 2007.

        Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $12.3 million for the six months ended October 31, 2007 compared to the six months ended October 31, 2006. Changes in accounts receivable amounted to a $4.2 million use of cash for the six months ended October 31, 2007 compared to a use of cash of $5.3 million in the prior year comparable period. The change in accounts payable during the six months ended October 31, 2007 amounted to a $4.1 million use of cash compared with $4.4 million provided in the prior year comparable period. The decrease from the prior year period is due to the timing of capital and other expenditures. Changes in other assets and liabilities amounted to a $7.3 million use of cash for the six months ended October 31, 2007 compared to a $2.4 million use of cash for the six months ended October 31, 2006. The decrease of $4.9 million from the prior year is due primarily to the following: (1) reductions associated with higher net refundable income taxes amounting to a $2.3 million decrease in the six months ended October 31, 2007 compared to the six months ended October 31, 2006 partially offset by (2) higher payroll accruals at April 30, 2007 associated with year end bonus accruals amounting to a $0.3 million decrease, (3) higher accrued interest at April 30, 2007 associated with higher debt levels and the timing of borrowings under the senior credit facility amounting to a $1.5 million decrease and (4) lower other long-term liabilities at October 31, 2007 associated primarily with the Maine Energy settlement resulting in a $3.2 million decrease, offset by (5) increased net capping, closure and post-closure cost accruals amounting to an increase of $1.5 million and (6) an increase of $1.2 million associated with prepaid expenses which is due primarily to prepaid insurance balances at October 31, 2006.

        Net cash used in investing activities was $42.9 million for the six months ended October 31, 2007 compared to $56.1 million used in investing activities in the same period of the prior fiscal year. The decrease in cash used in investing activities was due primarily to (1) lower acquisition activity in the quarter ended October 31 2007 amounting to a $0.9 million increase, (2) lower capital expenditures in the six months ended October 31, 2007 amounting to a $16.4 million increase, partially offset by (3) $5.5 million in funds becoming available from escrow associated with the Company's revenue bonds during the six months ended October 31, 2006.

        Net cash used in financing activities was $2.9 million for the six months ended October 31, 2007 compared to net cash provided of $18.8 million in the same period of the prior fiscal year. The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities.

        The Company generally meets liquidity needs from operating cash flow and its senior credit facility. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions. It is the Company's intention to continue to grow organically and through acquisitions.

        The Company has filed a universal shelf registration statement with the SEC. The Company could from time to time issue securities thereunder in an amount of up to $250.0 million. However, the Company's ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore the Company may not be able to issue such securities on favorable terms, if at all.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

        The Company had interest rate risk relating to approximately $211.1 million of long-term debt at October 31, 2007. The interest rate on the variable rate portion of long-term debt was approximately 7.11% at October 31, 2007. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

        The remainder of the Company's long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

        The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of October 31, 2007, to minimize the Company's commodity exposure, the Company was party to sixteen commodity hedging agreements. If commodity prices were to have changed by 10% in the quarter ended October 31, 2007, the impact on the Company's operating income is estimated at $1.9 million, without considering the Company's hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.    CONTROLS AND PROCEDURES

  a)
  Evaluation of disclosure controls and procedures.    The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of October 31, 2007, the Company's chief executive officer and chief financial officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

  b)
  Changes in internal controls.    No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The New Hampshire Superior Court in Grafton County, NH (the "Superior Court") ruled on February 1, 1999 that the Town of Bethlehem, NH (the "Town") could not enforce an ordinance prohibiting expansion of the Company's landfill owned by its subsidiary North Country Environmental Services, Inc. ("NCES"), at least with respect to 51 acres of NCES's 105 acre parcel. As a result, NCES was able to construct and operate "Stage II, Phase II" of the landfill. In May 2001, the New Hampshire Supreme Court (the "Supreme Court") denied the Town's appeal. Notwithstanding the Supreme Court's ruling, the Town continued to assert jurisdiction to conduct unqualified site plan review with respect to Stage III (within the 51 acres) and further stated that the Town's height ordinance and building permit process may apply to Stage III. On September 12, 2001, the Company filed a petition for declaratory relief. On December 4, 2001, the Town filed an answer and counterclaims seeking authorization to assert site plan review over Stage III and the methane gas utilization/leachate handling facility operating in connection with Stage III, as well as an order declaring that the ordinance prohibiting landfills applies to Stage IV expansion. On April 24, 2003, the Grafton Superior Court upheld the Town's 1992 ordinance preventing the location or expansion of any landfill, ruling that the ordinance may be applied to any part of Stage IV that goes beyond the 51 acres; ruling that the Town's height ordinance is valid within the 51 acres; upholding the Town's right to require Site Plan Review, except that there are certain areas within the Town's Site Plan Review regulation that are preempted; and ruling that the methane gas utilization/leachate handling facility is not subject to the Town's ordinance forbidding incinerators. On May 27, 2003, NCES appealed the Superior Court's ruling to the Supreme Court. On March 1, 2004, the Supreme Court affirmed that NCES has all of the local approvals that it needs to operate within the 51 acres and that the Town cannot therefore require site plan review for landfill development within the 51 acres. The Supreme Court's opinion left open for further review the question of whether the Town's 1992 ordinance can prevent expansion of the facility outside the 51 acres, remanding to the Superior Court four issues, including two defenses raised by NCES as grounds for invalidating the 1992 ordinance. On April 19, 2005, the Superior Court judge granted NCES' motion for partial summary judgment, ruling that the 1992 ordinance is invalid because it distinguishes between "users" of land rather than "uses" of land, and that a state statute preempts the Town's ability to issue a building permit for the methane gas utilization/leachate handling facility to the extent the Town's regulations relate to design, installation, construction, modification or operation. After this ruling, the Town amended its counterclaim to request a declaration that another zoning ordinance it enacted in March of 2005 is lawful and prevents the expansion of the landfill outside of the 51 acres. In the fall of 2005, NCES and the Town engaged in private mediation in an effort to resolve the disputes between them, but the mediation was unsuccessful. NCES filed a motion with the court on December 15, 2005 for partial summary judgment asserting six different arguments challenging the lawfulness of the March 2005 amendment to the zoning ordinance, and the town filed a cross-motion on January 13, 2006 for partial summary judgment on the same issue. In April 2006, the court ruled against NCES on the applicability of all six arguments challenging the lawfulness of the March 2005 ordinance and NCES filed a motion for reconsideration. On May 30, 2006, the judge issued a ruling on the motion for reconsideration, reversing her prior ruling with respect to two of the six arguments, thereby restoring such arguments for trial. Additionally, several issues related to the March 2005 amendment that were not the subject of such motions remain to be decided by a trial, in addition to the two remaining issues remanded by the Supreme Court, which are whether the Town can impose site plan review requirements outside the 51 acres, and whether the 1992 ordinance contravenes the general welfare of the community. On June 6, 2006, the Town rejected a settlement proposal from NCES at a special town meeting. The trial date was originally set for October 2007, but has now been indefinitely continued by agreement between NCES and the Town. NCES's March 2007 application to the New Hampshire Department of Environmental Services for an amendment to the Stage IV permit enabling it to construct all of the Stage IV capacity within the 51 acres may, if granted, affect which of the parties' claims will be adjudicated at a subsequent trial.NCES or the Town may petition the Supreme Court for a trial date in their discretion.

        On July 12, 2005, NCES received notice from the Office of the Attorney General of the State of New Hampshire ("OAG") that it has commenced an official investigation into allegations that asbestos was concealed in loads of construction and demolition debris from a hotel renovation, delivered to the NCES landfill by a third party, and disposed there on several occasions between 1999 and 2002. While NCES has maintained that no asbestos was disposed of at the site, the OAG continued to be concerned that NCES did not operate in accordance with its landfill Operating Procedures so as to ensure that no asbestos was disposed of in the landfill. NCES has cooperated fully in the investigation. NCES has engaged in discussions with the OAG over the terms of a possible civil settlement regarding this matter which would involve environmental remediation at sites in New Hampshire at which the Company had no prior involvement. The OAG and the Company have now reached an agreement with respect to this dispute in the form of a Consent Decree. The Consent Decree, while making it clear that the Company has admitted no wrongdoing, provides for the Company to make payments and provide services to various parties designated by the Consent Decree for total consideration of approximately $0.4 million which the Company has reserved for in the quarter ended October 31, 2007.

        The Company has been involved in discussions with the New York Department of Labor ("DOL") regarding the applicability of certain state "Prevailing Wage" laws pertaining to work being undertaken by the Company at the Chemung County Landfill ("CCL"). On August 10, 2007, the DOL issued a letter opinion that cell construction work and perhaps other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung, Ontario and Clinton County), is providing a "public purpose," and accordingly are subject to the Prevailing Wage laws. The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief. Discussions with the DOL continue with a goal of resolving this matter.    Although a loss as a result of these claims is possible, any charge incurred by the Company related to these claims is not expected to have an immediate impact on operations, but will be capitalized as part of the related landfill asset, and amortized over the life of the landfill as tons of waste are placed at each landfill site.

        The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

        See the Company's risk factors as previously disclosed in its Form 10-K for the year ended April 30, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of stockholders held on October 9, 2007, three proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:

PROPOSAL I.

        Proposal to elect, as Class I directors, Messrs. James F. Callahan, Jr., Douglas R. Casella, and D. Randolph Peeler.

James F. Callahan, Jr.:	Votes For:	32,573,282
	Withheld:	161,612
Douglas R. Casella:	Votes For:	31,926,487
	Withheld:	808,407
D. Randolph Peeler:	Votes For:	32,575,527
	Withheld:	159,367

        Other directors whose terms of office continued in effect after the annual meeting are James W. Bohlig, John W. Casella, John F. Chapple III, Jr., Joseph G. Doody, James P. McManus and Gregory B. Peters.

PROPOSAL II.

        Proposal to approve the amendments to the Company's certificate of incorporation and by-laws relating to certain corporate governance matters.

Votes For:	32,406,993
Votes Against:	307,099
Abstentions:	23,802

PROPOSAL III.

        Proposal to ratify the selection of Vitale, Caturano & Company, Ltd. as the Company's auditors for the fiscal year ending April 30, 2008.

Votes For:	32,682,373
Votes Against:	41,100
Abstentions:	11,421

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

Casella Waste Systems, Inc.
Date: December 7, 2007	By:	/s/ RICHARD A. NORRIS Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

3.1	+	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended.
3.2	+	Second Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended.
31.1	+	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2	+	Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1	++	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2	++	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

+
Filed herewith

++
Furnished herewith

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except for per share data)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2007 (in thousands, except for share and per share data)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 31, 2007 (Unaudited) (in thousands, except for share and per share data)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS THREE MONTHS ENDED OCTOBER 31, 2006 (Unaudited) (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS THREE MONTHS ENDED OCTOBER 31, 2007 (Unaudited) (in thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 31, 2006 (Unaudited) (In thousands)
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 31, 2007 (Unaudited) (in thousands)
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURE
Exhibit Index