Form 10-Q
period 2008-01-31
CASELLA WASTE SYSTEMS INC
filed 2008-03-07
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  February 29, 2008:

Class A Common Stock	24,448,193
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30, 2007	January 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,366	$2,898
Restricted cash	73	95
Accounts receivable - trade, net of allowance for doubtful accounts of $1,587 and $1,955	61,246	61,652
Notes receivable - officers/employees	87	118
Refundable income taxes	1,340	3,072
Prepaid expenses	5,477	6,885
Inventory	3,454	3,692
Deferred income taxes	8,215	13,618
Other current assets	1,631	1,628
Current assets of discontinued operations	911	430

Total current assets	94,800	94,088

Property, plant and equipment, net of accumulated depreciation and amortization of $415,996 and $472,212	483,277	488,845
Goodwill	171,735	171,385
Intangible assets, net	2,217	2,778
Restricted cash	12,734	13,587
Notes receivable - officers/employees	916	1,192
Deferred income taxes	1,546	747
Investments in unconsolidated entities	49,969	46,060
Net assets under contractual obligation	55	—
Other non-current assets	10,885	11,459
Non-current assets of discontinued operations	5,959	—
	739,293	736,053

	$834,093	$830,141

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30, 2007	January 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,215	$2,156
Current maturities of capital lease obligations	1,104	633
Series A redeemable, convertible preferred stock	74,018	—
Accounts payable	51,440	43,783
Accrued payroll and related expenses	8,489	9,258
Accrued interest	9,275	12,894
Current accrued capping, closure and post-closure costs	8,921	5,964
Other accrued liabilities	32,285	31,676
Current liabilities of discontinued operations	1,405	268

Total current liabilities	188,152	106,632

Long-term debt, less current maturities	476,225	546,188
Capital lease obligations, less current maturities	650	4,789
Accrued capping, closure and post-closure costs, less current portion	29,451	34,313
Other long-term liabilities	10,119	7,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,332,000 and 24,448,000 shares as of April 30, 2007 and January 31, 2008, respectively	243	244
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(1,001)	(2,960)
Additional paid-in capital	273,345	275,709
Accumulated deficit	(143,101)	(141,930)
Total stockholders’ equity	129,496	131,073

	$834,093	$830,141

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008

Revenues	$128,839	$141,359	$409,637	$442,799

Operating expenses:
Cost of operations	85,879	96,663	267,078	291,738
General and administration	16,862	18,362	56,223	55,472
Depreciation and amortization	16,960	19,055	53,702	59,178
	119,701	134,080	377,003	406,388
Operating income	9,138	7,279	32,634	36,411
Other expense/(income), net:
Interest income	(313)	(291)	(910)	(965)
Interest expense	9,768	10,827	28,632	33,072
Loss (income) from equity method investments	(988)	907	(1,978)	4,545
Other income	(49)	(56)	(350)	(2,417)
Other expense, net	8,418	11,387	25,394	34,235

Income (loss) from continuing operations before income taxes and discontinued operations	720	(4,108)	7,240	2,176
Provision for income taxes	1,026	496	4,420	960

Income (loss) from continuing operations before discontinued operations	(306)	(4,604)	2,820	1,216

Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $337, $830 and $484)	(539)	—	(1,329)	(811)
Loss on disposal of discontinued operations (net of income tax benefit of $122)	—	—	—	(437)
Net (loss) income	(845)	(4,604)	1,491	(32)
Preferred stock dividend	902	—	2,674	—
Net loss applicable to common stockholders	$(1,747)	$(4,604)	$(1,183)	$(32)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Earnings Per Share:
Basic and diluted:
Income (loss) from continuing operations before discontinued operations applicable to common stockholders	$(0.05)	$(0.18)	$0.01	$0.05
Loss from discontinued operations, net	(0.02)	—	(0.06)	(0.03)
Loss on disposal of discontinued operations, net	—	—	—	(0.02)

Net loss per common share applicable to common stockholders	$(0.07)	$(0.18)	$(0.05)	$—

Basic and diluted weighted average common shares outstanding	25,273	25,415	25,257	25,362

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2007	2008
Cash Flows from Operating Activities:
Net (loss) income	$1,491	$(32)
Loss from discontinued operations, net	1,329	811
Loss on disposal of discontinued operations, net	—	437
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	53,702	59,178
Depletion of landfill operating lease obligations	5,543	4,815
Income from assets under contractual obligation	—	(1,463)
Preferred stock dividend (included in interest expense)	—	1,038
Maine Energy settlement	—	(2,142)
Loss (income) from equity method investments	(1,978)	4,545
Gain on sale of equipment	(591)	(54)
Stock-based compensation	511	1,022
Excess tax benefit on the exercise of stock options	(145)	(111)
Deferred income taxes	464	(1,311)
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(1,587)	7
Accounts payable	(4,911)	(8,723)
Other assets and liabilities	2,620	(6,339)
	53,628	50,462
Net Cash Provided by Operating Activities	56,448	51,678

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,087)	(745)
Additions to property, plant and equipment - growth	(25,757)	(14,281)
- maintenance	(50,939)	(44,834)
Payments on landfill operating lease contracts	(4,500)	(6,735)
Proceeds from divestitures	—	2,154
Proceeds from sale of equipment	1,369	1,932
Restricted cash from revenue bond issuance	5,535	—
Investment in unconsolidated entities	(2,328)	(107)
Proceeds from assets under contractual obligation	849	1,518
Net Cash Used In Investing Activities	(77,858)	(61,098)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	239,950	260,700
Principal payments on long-term debt	(213,459)	(187,049)
Redemption of Series A redeemable, convertible preferred stock	—	(75,057)
Proceeds from exercise of stock options	1,572	1,216
Excess tax benefit on the exercise of stock options	145	111
Net Cash (Used in) Provided by Financing Activities	28,208	(79)

Discontinued Operations:
Used in Operating Activities	(645)	(231)
Provided by (Used in) Investing Activities	(1,653)	262
Cash Provided by (Used in) Discontinued Operations	(2,298)	31

Net (decrease) increase in cash and cash equivalents	4,500	(9,468)
Cash and cash equivalents, beginning of period	7,429	12,366

Cash and cash equivalents, end of period	$11,929	$2,898

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2007	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$20,094	$27,129
Income taxes, net of refunds	$2,241	$1,851

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$2,332	$1,169
Cash paid, net	(2,087)	(745)

Notes payable, liabilities assumed and holdbacks to sellers	$245	$424

Note receivable recorded upon divestiture	$—	$2,500

Property, plant and equipment acquired through financing arrangement	$—	$497

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheet of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of January 31, 2008, the consolidated statements of operations for the three and nine months ended January 31, 2007 and 2008 and the consolidated statements of cash flows for the nine months ended January 31, 2007 and 2008 are unaudited.  In the opinion of management, such financial statements along with the consolidated balance sheet as of April 30, 2007 include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2007  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 (the “Annual Report”).  The results for the three and nine month periods ended January 31, 2008 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2008.

2.             RECLASSIFICATIONS

The Company has made reclassifications in the Company’s consolidated statements of operations to conform information for the three and nine months ended January 31, 2007 to the Company’s current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes.  During the fourth quarter of fiscal year 2007, the Company began recording personnel costs associated with engineering and permitting activities as a cost of operations where previously these costs had been recorded as general and administration.  This resulted in costs reclassified amounting to $460 and $1,385 for the three and nine months ended January 31, 2007, respectively.

3.             BUSINESS COMBINATIONS

During the nine months ended January 31, 2008, the Company acquired five solid waste hauling operations.  These transactions were in exchange for total consideration of $1,169 including $745 in cash and $424 in liabilities assumed.  During the nine months ended January 31, 2007, the Company acquired eleven solid waste hauling operations.  These transactions were in exchange for total consideration of $2,332 including $2,087 in cash and $245 in liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements and client lists, with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the nine months ended January 31, 2007 and 2008 had been completed as of May 1, 2006.

	Three Months Ended January 31,		Nine Months Ended January 31,

	2007	2008	2007	2008
Revenue	$129,837	$141,668	$413,495	$445,025
Net income (loss)	(802)	(4,592)	1,698	54
Diluted net income (loss) per common share	$(0.03)	$(0.18)	$(0.03)	$—

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

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2007 through January 31, 2008:

	North	South
	Eastern	Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling	Total
Balance, April 30, 2007	$26,025	$31,645	$31,960	$54,716	$27,389	$171,735

Acquisitions	—	—	—	119	—	119
Other (1)	(65)	—	(1)	—	(403)	(469)

Balance, January 31, 2008	$25,960	$31,645	$31,959	$54,835	$26,986	$171,385

(1)  Consists primarily of a reduction associated with the adoption of FIN No. 48. See Note 5.

Intangible assets at April 30, 2007 and January 31, 2008 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2007
Intangible assets	$15,224	$688	$920	$58	$16,890
Less accumulated amortization	(13,881)	(688)	(100)	(4)	(14,673)
	$1,343	$—	$820	$54	$2,217

Balance, January 31, 2008
Intangible assets	$15,259	$1,597	$920	$58	$17,834
Less accumulated amortization	(14,193)	(704)	(151)	(8)	(15,056)
	$1,066	$893	$769	$50	$2,778

Intangible amortization expense for the three and nine months ended January 31, 2007 and 2008 was $151, $171, $689 and $472, respectively.  The intangible amortization expense estimated as of January 31, 2008 for the five fiscal years following fiscal year 2007 is as follows:

2008	2009	2010	2011	2012
$643	$530	$417	$326	$248

5.             NEW ACCOUNTING STANDARDS

Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”).  FIN No. 48 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN No. 48 provides guidance on de—recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of May 1, 2007 and January 31, 2008, the Company had accrued interest and penalties related to uncertain tax positions of $813 and $941, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions.  Due to federal and state net operating loss carryforwards, income tax returns from 1998 through 2007 remain open for examination, with limited exceptions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB Staff Position (“FSP”) does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised - 2007) (“SFAS No. 141(R)”). SFAS No.
141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation.  The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

6.             LEGAL PROCEEDINGS

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

8.             STOCK-BASED COMPENSATION

On July 31, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to the Company.  As of April 30, 2007, options to purchase 3,403 shares of Class A Common Stock at a weighted average exercise price of $13.19 were outstanding under the 1997 Plan.  As of January 31, 2008, options to purchase 3,538 shares of Class A Common Stock at a weighted average exercise price of $13.08 were outstanding under the 1997 Plan.  The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provides for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2007 and January 31, 2008, options to purchase 189 shares of Class A

Common Stock at a weighted average exercise price of $11.87 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

On October 10, 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”).  Up to an aggregate amount equal to the sum of: (i) 1,275 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), of which 275 are reserved for issuance to non-employee directors pursuant to the formula grants described below, plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company’s 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan.  As of April 30, 2007, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan.  As of January 31, 2008, options to purchase 190 shares of Class A Common Stock at a weighted average exercise price of $12.87 were outstanding under the 2006 Plan and awards for 1,500 options were available for future grant which includes 423 options which were available for future grant under the 1997 Plan upon termination.

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

A summary of stock option activity for the nine months ended January 31, 2008 is as follows:

		Weighted
		Average
	Total	Exercise
	Shares	Price
Outstanding, April 30, 2007	3,737	$13.17
Granted	371	12.00
Exercised	(77)	11.33
Forfeited	(114)	16.07
Outstanding, January 31, 2008	3,917	13.01
Exercisable, January 31, 2008	3,244	$13.15

Stock options exercisable as of January 31, 2008 have a weighted-average contractual term remaining of 4.0 years and an aggregate intrinsic value of $3,281 based on the market value of the Company’s Class A common stock as of January 31, 2008.

As a result of adopting SFAS No. 123(R) effective May 1, 2006, the Company recorded $166, $489, $436 and $942 of stock based compensation expense related to stock options and restricted stock units during the three and nine months ended January 31, 2007 and 2008, respectively.   The Company also recorded $24, $28, $74 and $80 of stock based expense for the Company’s Employee Stock Purchase Plan during the three and nine months ended January 31, 2007 and 2008, respectively.  The total unrecognized compensation cost at January 31, 2008 related to unvested stock option and restricted stock unit awards was $2,931 and that future expense will be recognized over the remaining vesting period of the stock option and restricted stock unit awards which currently extends to fiscal year 2011.  The weighted average remaining vesting period of those awards is 1.79 years.

The Company’s calculations of stock-based compensation expense for the three and nine months ended January 31, 2007 and 2008 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and nine months ended January 31, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2008	2007	2008
Stock Options:
Expected life	—	6 years	6 years	6 years
Risk-free interest rate	—	3.32%	5.10%	4.41%
Expected volatility	—	37.83%	31.02%	37.83%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.11%	3.32%	5.10%	4.81%
Expected volatility	33.50%	37.22%	32.87%	36.59%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three and nine months ended January 31, 2008, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

9.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Numerator:
Net (loss) income	$(845)	$(4,604)	$1,491	$(32)
Less: preferred stock dividends	(902)	—	(2,674)	—
Net loss applicable to common stockholders	$(1,747)	$(4,604)	$(1,183)	$(32)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,329	24,448	24,329	24,448
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(44)	(21)	(60)	(74)
Weighted average number of common shares used in basic EPS	25,273	25,415	25,257	25,362
Impact of potentially dilutive securities:
Dilutive effect of options and contingent stock	—	—	—	—
Weighted average number of common shares used in diluted EPS	25,273	25,415	25,257	25,362

For the three and nine months ended January 31, 2007, 7,957 and 7,312 common stock equivalents related to options, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2008, 4,006 common stock equivalents related to options and warrants were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

10.          COMPREHENSIVE (LOSS) INCOME

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

Comprehensive (loss) income for the three and nine months ended January 31, 2007 and 2008 is as follows:

	Three Months Ended January31,		Nine Months Ended January 31,

	2007	2008	2007	2008
Net (loss) income	$(845)	$(4,604)	$1,491	$(32)
Other comprehensive loss	(708)	(1,673)	(506)	(1,959)
Comprehensive (loss) income	$(1,553)	$(6,277)	$985	$(1,991)

The components of other comprehensive (loss) income for the three and nine months ended January 31, 2007 and 2008 are shown as follows:

	Three Months Ended January 31,
	2007			2008
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(28)	$(10)	$(18)	$272	$95	$177
Change in fair value of interest rate derivatives and commodity hedges during period	(800)	(324)	(476)	(3,623)	(1,466)	(2,157)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(360)	(146)	(214)	515	208	307
	$(1,188)	$(480)	$(708)	$(2,836)	$(1,163)	$(1,673)

	Nine Months Ended January 31,
	2007			2008
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$108	$38	$70	$332	$116	$216
Change in fair value of interest rate derivatives and commodity hedges during period	50	21	29	(5,163)	(2,078)	(3,085)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(1,019)	(414)	(605)	1,514	604	910
	$(861)	$(355)	$(506)	$(3,317)	$(1,358)	$(1,959)

11.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company was party to thirty-two commodity hedge contracts as of January 31, 2008.  These contracts expire between February 2008 and December 2009.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended.  As of January 31, 2008 the fair value of these hedges was an obligation of $2,179, with the net amount (net of taxes of $882) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company is party to four separate interest rate swap agreements with four banks for a notional amount of $105,000.  Three agreements, for a notional amount of $75,000, effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  The remaining agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

On August 22, 2007, the Company entered into two separate interest rate swap agreements for a notional amount of $75,000, which effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009.   These agreements will be specifically designated to interest payments under the Company’s term B loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

As of January 31, 2008, the fair value of the Company’s interest rate swaps was an obligation of $2,570, with the net amount (net of taxes of $1,040) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of January 31, 2008, the fair value of these collars was an obligation of $1,381, with the net amount (net of taxes of $558) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company terminated an interest rate collar in the notional amount of $20,000 during the three months ended July 31, 2007.  The Company paid net proceeds of $18, which was recorded to accumulated other comprehensive loss and is being amortized against interest expense over the remaining original term of the contract.

12.          DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region.  The transaction required discontinued operations treatment under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No.144); therefore the operating results of the Holliston Transfer Station have been reclassified from continuing to discontinued operations for the three and nine months ended January 31, 2007.

During the quarter ended October 31, 2007, the Company completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4,836 including a note receivable for $2,500 and expected net cash proceeds of $2,336 subject to a true up of working capital.  The transaction required discontinued operations treatment under SFAS No. 144; therefore the operating results have been reclassified from continuing to discontinued operations for the three and nine months ended January 31, 2007.  Also in connection with the discontinued operations treatment, the loss (net of tax) from the sale amounting to $437 has been classified as a loss on disposal of discontinued operations.

Revenues and loss before income taxes attributable to discontinued operations for the three and nine months ended January 31, 2007 and 2008 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Revenue	$4,654	$—	$15,192	$4,845
Loss before income tax benefit	$(876)	$—	$(2,159)	$(1,855)

The Company has recorded contingent liabilities associated with these divestitures amounting to approximately $1,183 at January 31, 2008.  A summary of discontinued operations on the consolidated balance sheets at April 30, 2007 and January 31, 2008 is as follows:

	April 30, 2007	January 31, 2008
Accounts receivable - trade, net	$798	$—
Prepaid expenses	41	—
Inventory	70	—
Other current assets	2	430
Current assets of discontinued operations	$911	$430

Property, plant and equipment, net	$4,344	$—
Goodwill	1,615	—
Other non - current assets	—	—
Non - current assets of discontinued operations	$5,959	$—

Accounts payable	$931	$268
Accrued payroll and related expenses	66	—
Other accrued liabilities	408	—
Current liabilities of discontinued operations	$1,405	$268

13.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into North Eastern, South Eastern, Central, Western, FCR Recycling and Other.  The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees, are included in Other.

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended January 31, 2007

Outside revenues	$28,458	$15,341	$29,018	$23,987	$25,896
Depreciation and amortization	4,882	2,127	4,544	3,490	1,408
Operating income	777	(1,001)	2,747	3,360	3,956
Total assets	$190,855	$146,378	$150,442	$162,733	$94,289

	Other	Total
Three Months Ended January 31, 2007

Outside revenues	$6,139	$128,839
Depreciation and amortization	509	16,960
Operating income	(701)	9,138
Total assets	$106,489	$851,186

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended January 31, 2008

Outside revenues	$28,327	$16,357	$28,938	$25,172	$34,210
Depreciation and amortization	5,903	2,740	4,159	4,018	1,755
Operating income	(366)	(1,292)	1,703	1,636	6,096
Total assets	$176,535	$128,603	$151,080	$178,643	$98,458

	Other	Total
Three Months Ended January 31, 2008

Outside revenues	$8,355	$141,359
Depreciation and amortization	480	19,055
Operating income	(498)	7,279
Total assets	$96,822	$830,141

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Nine Months Ended January 31, 2007

Outside revenues	$89,501	$54,170	$97,275	$76,513	$74,081
Depreciation and amortization	14,325	7,622	14,889	11,123	4,209
Operating income	5,584	(2,070)	11,317	9,858	10,250
Total assets	$190,855	$146,378	$150,442	$162,733	$94,289

	Other	Total
Nine Months Ended January 31, 2007

Outside revenues	$18,097	$409,637
Depreciation and amortization	1,534	53,702
Operating income	(2,305)	32,634
Total assets	$106,489	$851,186

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Nine Months Ended January 31, 2008

Outside revenues	$91,328	$51,332	$98,686	$81,651	$96,034
Depreciation and amortization	18,051	7,471	14,480	12,594	5,121
Operating income	1,038	(3,429)	12,922	10,076	17,032
Total assets	$176,535	$128,603	$151,080	$178,643	$98,458

	Other	Total
Nine Months Ended January 31, 2008

Outside revenues	$23,768	$442,799
Depreciation and amortization	1,461	59,178
Operating income	(1,228)	36,411
Total assets	$96,822	$830,141

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007 (1)	2008	2007 (1)	2008
Collection	$62,132	$64,649	$198,983	$202,981
Landfill / disposal facilities	24,183	23,979	82,590	82,147
Transfer	4,948	5,606	18,774	20,644
Recycling	37,576	47,125	109,290	137,027
Total revenues	$128,839	$141,359	$409,637	$442,799

(1) Revenue attributable to services provided for the three and nine months ended January 31, 2007 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

14.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $33,054 and $30,570 at April 30, 2007 and January 31, 2008, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2007	January 31, 2008
Current assets	$25,432	$26,595
Noncurrent assets	70,955	70,451
Current liabilities	18,371	17,546
Noncurrent liabilities	$11,833	$18,141

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Revenue	$48,999	$44,432	$145,525	$119,926
Gross profit	12,134	7,531	36,184	19,964
Net (loss) income	$2,634	$(618)	$5,418	$(6,027)

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations are disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three and nine months ended January 31, 2008, the Company recognized income on the transactions in the amount of $96 and $1,463, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.

Net assets under contractual obligation amounted to $55 and $0 at April 30, 2007 and January 31, 2008, respectively.  Minimum amounts owed to the Company under these notes amounted to $3,736 and $2,217 at April 30, 2007 and January 31, 2008, respectively.

16.          PREFERRED STOCK

The Company is authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2007 the Company had 56 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) authorized, issued and outstanding, at $1,000 per share, and as of January 31, 2008, the Company had zero shares authorized and issued. These shares of Series A Preferred were convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends were cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000.  The Company was required to redeem the Series A Preferred Stock on the seventh anniversary date of August 11, 2007, at liquidation value, which equals original cost, plus accrued but unpaid dividends, if any. Pursuant to the stock agreement, acceleration of the liquidation provisions would occur upon a change in control of the Company.

On April 30, 2007, since the Company did not anticipate that the shares would be converted to Class A common stock by the redemption date, the Company reflected the redemption value of the shares as a current liability. The value included the liquidation preference of $1,000 per share plus accrued but unpaid dividends.  The redemption value amounted to $74,018 at April 30, 2007.  Consistent with this classification, the Company has recorded the accrued dividends for the three and nine months ended January 31, 2008 in the amount of $0 and $1,038, respectively, as interest expense.

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

17.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2007 and January 31, 2008, and the condensed consolidating results of operations for the three and nine months ended January 31, 2007 and 2008 and the condensed consolidating statements of cash flows for the nine months ended January 31, 2007 and 2008 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$(1,967)	$13,015	$1,318	$—	$12,366
Accounts receivable - trade, net of allowance for doubtful accounts	31	61,076	166	(27)	61,246
Refundable income taxes	1,340	—	—	—	1,340
Deferred taxes	7,306	—	909	—	8,215
Other current assets	1,679	9,043	—	—	10,722
Current assets of discontinued operations	—	911	—	—	911
Total current assets	8,389	84,045	2,393	(27)	94,800

Property, plant and equipment, net of accumulated depreciation and amortization	2,587	481,165	(475)	—	483,277
Goodwill	—	171,735	—	—	171,735
Restricted cash	—	4	12,730	—	12,734
Deferred income taxes	1,546	—	—	—	1,546
Investment in subsidiaries	(12,170)	—	—	12,170	—
Assets under contractual obligation	—	55	—	—	55
Other non-current assets	29,589	38,657	120	(4,379)	63,987
Non-current assets of discontinued operations	—	5,959	—	—	5,959
	21,552	697,575	12,375	7,791	739,293

Intercompany receivable	670,919	(669,191)	(6,107)	4,379	—

	$700,860	$112,429	$8,661	$12,143	$834,093

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$315	$—	$—	$1,215
Series Aredeemable, convertible preferred stock	74,018	—	—	—	74,018
Accounts payable	1,580	49,791	96	(27)	51,440
Accrued payroll and related expenses	1,795	6,694	—	—	8,489
Accrued interest	9,268	7	—	—	9,275
Accrued closure and post-closure costs, current portion	—	8,386	535	—	8,921
Other current liabilities	6,811	18,164	8,414	—	33,389
Current liabilities of discontinued operations	—	1,405	—	—	1,405

Total current liabilities	94,372	84,762	9,045	(27)	188,152

Long-term debt, less current maturities	475,445	780	—	—	476,225
Capital lease obligations, less current maturities	—	650	—	—	650
Accrued closure and post closure costs, less current portion	—	29,408	43	—	29,451
Other long-term liabilities	1,547	6,526	2,046	—	10,119

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,332,000 shares	243	101	100	(201)	243
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,001)	120	(4)	(116)	(1,001)
Additional paid-in capital	273,345	46,704	3,813	(50,517)	273,345
Accumulated deficit	(143,101)	(56,622)	(6,382)	63,004	(143,101)
Total stockholders’ equity	129,496	(9,697)	(2,473)	12,170	129,496

	$700,860	$112,429	$8,661	$12,143	$834,093

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2008

(Unaudited)

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$503	$1,480	$915	$—	$2,898
Restricted cash	—	95	—	—	95
Accounts receivable - trade, net of allowance for doubtful accounts	8	61,393	251	—	61,652
Refundable income taxes	3,072	—	—	—	3,072
Prepaid expenses	2,054	4,831	—	—	6,885
Deferred taxes	12,833	—	785	—	13,618
Other current assets	649	5,219	—	—	5,868
Total current assets	19,119	73,018	1,951	—	94,088

Property, plant and equipment, net of accumulated depreciation and amortization	2,211	486,634	—	—	488,845
Goodwill	—	171,385	—	—	171,385
Intangible assets	250	2,528	—	—	2,778
Notes receivable - officers / employees	1,192	—	—	—	1,192
Deferred income taxes	747	—	—	—	747
Investment in subsidiaries	6,413	—	—	(6,413)	—
Other non-current assets	26,208	35,638	13,639	(4,379)	71,106
	37,021	696,185	13,639	(10,792)	736,053

Intercompany receivable	653,083	(650,562)	(6,900)	4,379	—

	$709,223	$118,641	$8,690	$(6,413)	$830,141

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long term debt	$1,750	$406	$—	$—	$2,156
Current maturities of capital lease obligations	32	601	—	—	633
Accounts payable	1,165	41,984	634	—	43,783
Accrued interest	12,873	21	—	—	12,894
Accrued closure and post-closure costs, current portion	—	5,781	183	—	5,964
Other current liabilities	14,999	18,979	7,224	—	41,202

Total current liabilities	30,819	67,772	8,041	—	106,632

Long-term debt, less current maturities	545,230	958	—	—	546,188
Capital lease obligations, less current maturities	—	4,789	—	—	4,789
Other long-term liabilities	2,101	37,054	2,304	—	41,459

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,448,000 shares	244	99	100	(199)	244
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(2,960)	478	212	(690)	(2,960)
Additional paid-in capital	275,709	46,484	3,934	(50,418)	275,709
Accumulated deficit	(141,930)	(38,993)	(5,901)	44,894	(141,930)
Total stockholders’ equity	131,073	8,068	(1,655)	(6,413)	131,073

	$709,223	$118,641	$8,690	$(6,413)	$830,141

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$128,839	$2,878	$(2,878)	$128,839

Operating expenses:
Cost of operations	957	85,721	2,079	(2,878)	85,879
General and administration	(76)	16,908	30	—	16,862
Depreciation and amortization	442	16,518	—	—	16,960
	1,323	119,147	2,109	(2,878)	119,701
Operating income (loss)	(1,323)	9,692	769	—	9,138

Other expense/(income), net:
Interest income	(9,453)	(136)	(150)	9,426	(313)
Interest expense	11,009	8,114	71	(9,426)	9,768
(Income) loss from equity method investments	(2,700)	(1,311)	—	3,023	(988)
Other income	(13)	(36)	—	—	(49)
Other expense/(income), net	(1,157)	6,631	(79)	3,023	8,418

Income (loss) before income taxes	(166)	3,061	848	(3,023)	720
Provision for income taxes	679	—	347	—	1,026

(Loss) income from continuing operations before discontinued operations	(845)	3,061	501	(3,023)	(306)

Discontinued operations:
Loss from discontinued operations, net	—	(539)	—	—	(539)
Net (loss) income	(845)	2,522	501	(3,023)	(845)
Preferred stock dividend	902	—	—	—	902
Net (loss) income applicable to common stockholders	$(1,747)	$2,522	$501	$(3,023)	$(1,747)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$141,359	$3,002	$(3,002)	$141,359

Operating expenses:
Cost of operations	1,400	96,393	1,872	(3,002)	96,663
General and administration	48	18,240	74	—	18,362
Depreciation and amortization	398	18,657	—	—	19,055
	1,846	133,290	1,946	(3,002)	134,080
Operating income (loss)	(1,846)	8,069	1,056	—	7,279

Other expense/(income), net:
Interest income	(7,883)	(57)	(165)	7,814	(291)
Interest expense	11,168	7,473	—	(7,814)	10,827
Loss (income) from equity method investments	(547)	308	—	1,146	907
Other income	(7)	(49)	—	—	(56)
Other expense/(income), net	2,731	7,675	(165)	1,146	11,387

(Loss) income from continuing operations before income taxes and discontinued operations	(4,577)	394	1,221	(1,146)	(4,108)
Provision for income taxes	27	—	469	—	496

Net (loss) income applicable to common stockholders	$(4,604)	$394	$752	$(1,146)	$(4,604)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$407,558	$8,811	$(6,732)	$409,637

Operating expenses:
Cost of operations	970	266,305	6,535	(6,732)	267,078
General and administration	65	55,735	423	—	56,223
Depreciation and amortization	1,338	51,440	924	—	53,702
	2,373	373,480	7,882	(6,732)	377,003
Operating income (loss)	(2,373)	34,078	929	—	32,634

Other expense/(income), net:
Interest income	(27,676)	(365)	(427)	27,558	(910)
Interest expense	32,168	23,886	136	(27,558)	28,632
(Income) loss from equity method investments	(12,169)	(2,702)	—	12,893	(1,978)
Other income	(247)	(103)	—	—	(350)
Other expense/(income), net	(7,924)	20,716	(291)	12,893	25,394

Income (loss) before income taxes	5,551	13,362	1,220	(12,893)	7,240
Provision for income taxes	4,060	—	360	—	4,420

Income (loss) from continuing operations before discontinued operations	1,491	13,362	860	(12,893)	2,820

Discontinued operations:
Loss from discontinued operations, net	—	(1,329)	—	—	(1,329)
Net income (loss)	1,491	12,033	860	(12,893)	1,491
Preferred stock dividend	2,674	—	—	—	2,674
Net (loss) income applicable to common stockholders	$(1,183)	$12,033	$860	$(12,893)	$(1,183)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$442,799	$6,406	$(6,406)	$442,799

Operating expenses:
Cost of operations	1,402	290,984	5,758	(6,406)	291,738
General and administration	476	54,844	152	—	55,472
Depreciation and amortization	1,251	57,927	—	—	59,178
	3,129	403,755	5,910	(6,406)	406,388
Operating income (loss)	(3,129)	39,044	496	—	36,411

Other expense/(income), net:
Interest income	(25,103)	(179)	(474)	24,791	(965)
Interest expense	34,825	23,038	—	(24,791)	33,072
(Income) loss from equity method investments	(13,157)	3,013	—	14,689	4,545
Other income	(127)	(2,290)	—	—	(2,417)
Other expense/(income), net	(3,562)	23,582	(474)	14,689	34,235

Income (loss) from continuing operations before income taxes and discontinued operations	433	15,462	970	(14,689)	2,176
Provision for income taxes	465	—	495	—	960

Income (loss) from continuing operations before discontinued operations	(32)	15,462	475	(14,689)	1,216

Discontinued operations:
Loss from discontinued operations, net	—	(811)	—	—	(811)
Loss on disposal of discontinued operations, net	—	(437)	—	—	(437)

Net (loss) income applicable to common stockholders	$(32)	$14,214	$475	$(14,689)	$(32)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$2,402	$55,004	$(958)	$—	$56,448
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,087)	—	—	(2,087)
Additions to property, plant and equipment - growth	—	(25,757)	—	—	(25,757)
- maintenance	(910)	(48,892)	(1,137)	—	(50,939)
Payments on landfill operating lease contracts	—	(4,500)	—	—	(4,500)
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Other	(2,328)	2,218	—	—	(110)
Net Cash (Used In) Provided by Investing Activities	2,297	(79,018)	(1,137)	—	(77,858)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	239,950	—	—	—	239,950
Principal payments on long-term debt	(212,160)	(1,299)	—	—	(213,459)
Other	1,717	—	—	—	1,717
Intercompany borrowings	(32,210)	29,241	2,969	—	—
Net Cash Provided by (Used in) Financing Activities	(2,703)	27,942	2,969	—	28,208
Cash Used in by Discontinued Operations	—	(2,298)	—	—	(2,298)
Net increase in cash and cash equivalents	1,996	1,630	874	—	4,500
Cash and cash equivalents, beginning of period	(3,840)	10,747	522	—	7,429
Cash and cash equivalents, end of period	$(1,844)	$12,377	$1,396	$—	$11,929

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(4,970)	$57,496	$(848)	$—	$51,678
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(745)	—	—	(745)
Additions to property, plant and equipment - growth	—	(14,281)	—	—	(14,281)
- maintenance	(884)	(43,950)	—	—	(44,834)
Payments on landfill operating lease contracts	—	(6,735)	—	—	(6,735)
Proceeds from divestitures	—	2,154	—	—	2,154
Investment in unconsolidated entities	(107)	—	—	—	(107)
Other	—	3,450	—	—	3,450
Net Cash Used In Investing Activities	(991)	(60,107)	—	—	(61,098)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	252,213	4,492	—	—	256,705
Principal payments on long-term debt	(182,170)	(884)	—	—	(183,054)
Redemption of Series A redeemable, convertible preferred stock	(75,057)	—	—	—	(75,057)
Other	1,327	—	—	—	1,327
Intercompany borrowings	12,118	(12,563)	445	—	—
Net Cash (Used in) Provided by Financing Activities	8,431	(8,955)	445	—	(79)
Cash Provided by Discontinued Operations	—	31	—	—	31
Net (decrease) increase in cash and cash equivalents	2,470	(11,535)	(403)	—	(9,468)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366
Cash and cash equivalents, end of period	$503	$1,480	$915	$—	$2,898

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

As of February 29, 2008 the Company owned and/or operated 34 solid waste collection operations, 30 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 20.5% common stock interest in a company that markets an incentive based recycling service.

Operating Results

For the three months ended January 31, 2008, the Company reported revenues of $141.4 million, an increase of $12.6 million, or 9.8%, from $128.8 million in the quarter ended January 31, 2007.  As a percentage of segment revenues, solid waste revenues, including the Company’s major accounts program, increased 4.1%, with 0.7% coming from higher prices, primarily from our collection and transfer operations, and the balance from landfill and major accounts volume increases, the effect of tuck-in acquisitions and increases in solid waste recycling commodity prices.  FCR Recycling revenue growth was 32.1% with 26.9% coming from commodity price increases and 5.2% from higher volumes.  Operating income for the three months ended January 31, 2008 decreased to $7.3 million from $9.1 million for the quarter ended January 31, 2007 as higher revenues were more than offset by increases in the cost of purchased materials associated with higher FCR commodity prices and higher fuel costs, partially offset by lower direct labor costs.  Operating income was also impacted by an increase in general and administration expenses, primarily due to a $1.2 million non-recurring charge for recruiting, equity compensation and termination costs associated with the Company’s management reorganization, as well as increased landfill amortization expense at our Pinetree site where amortization rates have been revised upward to reflect the shorter life of the site as agreed upon with the State of Maine.

Between May 1, 2007 and January 31, 2008 the Company acquired 5 solid waste hauling operations. Under the rules of purchase accounting, the acquired company’s revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

During the second quarter of fiscal year 2008, the Company sold its Buffalo, New York transfer station, hauling operation and related equipment for approximately $4.8 million in net proceeds.  During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston transfer station for cash sale proceeds of $7.4 million.  Both of these transactions required discontinued operations treatment under SFAS No. 144; therefore the operating results have been reclassified from continuing to discontinued operations for the nine months ended January 31, 2008 and 2007.

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

Collection and Landfill/disposal facilities’ revenues each decreased as a percentage of total revenues in the three and nine months ended January 31, 2008 compared to the prior year, mainly because of the increase in recycling revenues.  Collection revenue dollars increased in the three and nine months ended January 31, 2008 due to the positive impact of price increases and the effect of tuck-in acquisitions in the Central, Western and North Eastern regions, partially offset by lower volumes.

Recycling revenues are primarily from recycling facilities in the FCR region.  The increase in recycling revenue dollars for the three and nine months ended January 31, 2008 is primarily attributable to higher commodity prices and to a lesser extent an increase in volumes.

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007 (1)		2008		2007 (1)		2008

Collection	$62,132	48.2%	$64,649	45.7%	$198,983	48.6%	$202,981	45.8%
Landfill / disposal facilities	24,183	18.8%	23,979	17.0%	82,590	20.2%	82,147	18.6%
Transfer	4,948	3.8%	5,606	4.0%	18,774	4.6%	20,644	4.7%
Recycling	37,576	29.2%	47,125	33.3%	109,290	26.6%	137,027	30.9%
Total revenues	$128,839	100.0%	$141,359	100.0%	$409,637	100.0%	$442,799	100.0%

(1) Revenue attributable to services provided for the three and nine months ended January 31, 2007 has been revised to conform with the classification of revenue attributable to services provided in the current fiscal year.

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

	Three Months Ended January 31,		Nine Months Ended January, 31,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	66.7	68.4	65.2	65.9
General and administration	13.1	13.0	13.7	12.5
Depreciation and amortization	13.1	13.5	13.1	13.4
Operating income	7.1	5.1	8.0	8.2
Interest expense, net	7.3	7.4	6.8	7.3
Loss (income) from equity method investments	(0.8)	0.6	(0.5)	1.0
Other income, net	0.0	0.0	(0.1)	(0.6)
Provision for income taxes	0.8	0.4	1.1	0.2
Income (loss) from continuing operations before discontinued operations	(0.2)%	(3.3)%	0.7%	0.3%

Three months ended January 31, 2008 versus January 31, 2007

Revenues - Revenues increased $12.6 million, or 9.8% to $141.4 million in the quarter ended January 31, 2008 from $128.8 million in the quarter ended January 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased $4.2 million, with $0.7 million in price increases, primarily from our collection and transfer operations, and $2.6 million coming mainly from landfill and major accounts volume increases and increases in solid waste recycling commodity prices.  Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western, North Eastern regions and the major accounts program, accounted for $0.9 million of the increase.  FCR recycling revenue increased $8.4 million mainly due to higher commodity prices.

Cost of operations - Cost of operations increased $10.8 million or 12.6% to $96.7 million in the quarter ended January 31, 2008 from $85.9 million in the quarter ended January 31, 2007.  Cost of operations as a percentage of revenues increased to 68.4% in the quarter ended January 31, 2008 compared to 66.7% in the quarter ended January 31, 2007 primarily due to an increase in the cost of purchased materials associated with higher FCR commodity prices and higher fuel costs, partially offset by lower direct labor costs.

General and administration - General and administration expenses increased $1.5 million or 8.9% to $18.4 million in the quarter ended January 31, 2008 from $16.9 million in the quarter ended January 31, 2007.  General and administrative expenses as a percentage of revenues decreased to 13.0% in the quarter ended January 31, 2008 from 13.1% in the quarter ended January 31, 2007.  The dollar increase in general and administration expenses was primarily due to a $1.2 million non-recurring charge for recruiting, equity compensation and termination costs associated with the Company’s management reorganization.

Depreciation and amortization - Depreciation and amortization expense increased $2.1 million, or 12.4%, to $19.0 million in the quarter ended January 31, 2008 from $16.9 million in the quarter ended January, 31, 2007.  Landfill amortization expense increased by $1.9 million primarily due to higher expense at Pinetree, where the rates have been revised to reflect the shorter life of the site as agreed with the State of Maine.  Closure of the site is now expected in December 2009.  Depreciation expense increased between periods by $0.2 million due to capital additions.  Depreciation and amortization expense as a percentage of revenue increased to 13.5% for the three months ended January 31, 2008 from 13.2% for the three months ended January 31, 2007.

Operating income - Operating income decreased by $1.8 million, or 19.8%, to $7.3 million for the quarter ended January 31, 2008 compared to $9.1 million for the quarter ended January 31, 2007. As a percentage of revenue, operating income decreased to 5.1% from 7.1% for the quarter ended January 31, 2007.  Operating income decreased year over year in the North Eastern region as revenue was relatively flat and landfill amortization increased at Pinetree as discussed above.  South Eastern region revenues increased due primarily to higher volumes at the Worcester closure site, however, the increase in revenues was more than offset by higher cost of operations.  Central region revenues were relatively flat, however, increased cost of operations resulted in a decrease in operating income year over year.  Western region revenues increased year over year due to increased landfill revenues, primarily due to higher volumes, and increases in other solid waste revenues primarily from increased prices.  Revenue increases for the Western region were more than offset by higher cost of operations.  The FCR region operating income increased as a result of higher revenues, driven primarily by higher commodity prices and lower operating costs as a percentage of revenue year over year.

Interest expense, net - Net interest expense increased $1.0 million, or 10.5% to $10.5 million in the quarter ended January 31, 2008 from $9.5 million in the quarter ended January 31, 2007.  This increase is attributable to higher debt levels, partially offset by lower interest rates.  Net interest expense, as a percentage of revenues, increased to 7.5% in the quarter ended January 31, 2008 from 7.3% in the quarter ended January 31, 2007.

Loss (income) from equity method investments - The loss from equity method investments in the quarter ended January 31, 2008 relates to the Company’s 50% joint venture interest in GreenFiber and the Company’s 20.5% interest in RecycleRewards.  GreenFiber reported a loss for the quarter ended January 31, 2008 of which the Company’s share was $0.3 million, compared to income of $1.3 million in the quarter ended January 31, 2007.  GreenFiber’s revenue and income were down in the quarter ended January 31, 2008 due to a slowdown in new home construction and higher fiber prices.  RecycleRewards reported a loss for the quarter ended January 31, 2008, of which the Company’s share was $0.6 million compared to a loss of $0.3 million in the quarter ended January 31, 2007.

Provision for income taxes - Provision for income taxes decreased $0.5 million to $0.5 million in the quarter ended January 31, 2008 from $1.0 million in the quarter ended January 31, 2007.  The effective tax rate decreased to (12.1)% in the quarter ended January 31, 2008 from 142.5% in the quarter ended January 31, 2007.  The rate variance between the periods is due mainly to the low level of book income in the current period from operations and the add back of non-deductible items, including non-deductible preferred stock dividend expense. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

Nine Months Ended January 31, 2008 versus January 31, 2007

Revenues - Revenues increased $33.2 million, or 8.1% to $442.8 million in the nine months ended January 31, 2008 from $409.6 million in the nine months ended January 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased $11.2 million, with $2.3 million coming from price increases, primarily from our collection and transfer operations, and $6.8 million coming mainly from landfill and major accounts volume increases and increases in solid waste recycling commodity prices.  Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western, North Eastern regions and major accounts accounted for $2.1 million of the increase.  FCR recycling revenue increased $22.0 million mainly due to higher commodity prices.

Cost of operations - Cost of operations increased $24.6 million, or 9.2% to $291.7 million in the nine months ended January 31, 2008 from $267.1 million in the nine months ended January 31, 2007.  Cost of operations as a percentage of revenues increased to 65.9% in the nine months ended January 31, 2008 from 65.2% in the prior year, primarily due to an increase in the cost of purchased materials associated with higher FCR commodity prices, partially offset by lower direct labor and direct operating costs as well as property tax refunds.

General and administration - General and administration expenses decreased $0.7 million or 1.2% to $55.5 million in the nine months ended January 31, 2008 from $56.2 million in the nine months ended January 31, 2007.  General and administrative expenses decreased as a percentage of revenues to 12.5% in the nine months ended January 31, 2008 from 13.7% in the nine months ended January 31, 2007 due to higher levels of revenue in fiscal year 2008.  The dollar decrease in general and administrative costs was due to lower communication and marketing expenses, bad debt allowances and legal and audit costs, partially offset by higher compensation costs.

Depreciation and amortization - Depreciation and amortization expense increased $5.5 million, or 10.2%, to $59.2 million in the nine months ended January 31, 2008 from $53.7 million in the nine months ended January 31, 2007.  Landfill amortization expense increased by $5.2 million primarily due to higher expense at Pinetree, to reflect the shorter life of the site as agreed with the State of Maine.  Depreciation expense increased between periods by $0.3 million due to capital additions.  Depreciation and amortization expense as a percentage of revenue increased to 13.4% for the nine months ended January 31, 2008 from 13.1% for the nine months ended January 31, 2007.

Operating income - Operating income increased $3.8 million, or 11.7%, to $36.4 million in the nine months ended January 31, 2008 from $32.6 million in the nine months ended January 31, 2007 and increased as a percentage of revenues to 8.2% in the nine months ended January 31, 2008 from 8.0% in the nine months ended January 31, 2007.  The North Eastern region operating income declined as revenues were relatively flat and landfill amortization expense at Pinetree increased year over year as discussed above.  The South Eastern region operating income decreased due to the impact of an increase in prior year revenue as a result of the true-up of the Brockton closure project as well as higher operating costs.  Central region operating income increased year over year as result of higher non-landfill prices and the effect of acquisitions as well as lower operating costs as a percentage of revenues.  FCR’s operating income increased in the nine months ended January 31, 2008 compared to the prior year mainly due to higher prices and lower operating costs as a percentage of revenue year over year.  Included in FCR operating income is $1.4 million of income from the transactions involving the domestic brokerage and Canadian recycling operations, as payments received on the notes receivable in the nine months ended January 31, 2008 exceeded the balance of the net assets under contractual obligation.

Interest expense, net - Net interest expense increased $4.4 million, or 15.9% to $32.1 million in the nine months ended January 31, 2008 from $27.7 million in the nine months ended January 31, 2007.  This increase is attributable to higher debt levels, including the redemption of the preferred shares, in the nine months ended January 31, 2008 compared to the prior year comparable period.  In conjunction with the redemption, the Company recorded accrued dividends for the nine months ended January 31, 2008, in the amount of $1.0 million, as interest expense.  Net interest expense, as a percentage of revenues, increased to 7.3% in the nine months ended January 31, 2008 from 6.8% in the nine months ended January 31, 2007.

Loss (income) from equity method investments - The loss from equity method investments in the nine months ended January 31, 2008 relates to the Company’s 50% joint venture interest in GreenFiber and the Company’s 20.5% interest in RecycleRewards.  GreenFiber reported a loss for the nine months ended January 31, 2008 of which the Company’s share was $3.0 million, compared to income of $2.7 million in the nine months ended January 31, 2007.  GreenFiber’s revenue and income were down in the nine months ended January 31, 2008 due to a slowdown in new home construction and higher fiber prices.  RecycleRewards reported a loss for the nine months ended January 31, 2008, of which the Company’s share was $1.5 million compared to a loss of $0.7 million in the nine months ended January 31, 2007.

Other income, net - Other income for the nine months ended January 31, 2008 amounted to $2.4 million compared to $0.3 million in the nine months ended January 31, 2007.  Other income in the nine months ended January 31, 2008 includes $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company’s Maine Energy subsidiary and fifteen municipalities which were party to the agreements.  On June 18, 2007, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligations.  Other income in both periods includes dividends of $0.2 million from our investment in Evergreen National Indemnity Company (“Evergreen”).

Provision for income taxes - Provision for income taxes decreased $3.4 million in the nine months ended January 31, 2008 to $1.0 million from $4.4 million in the nine months ended January 31, 2007.  The effective tax rate decreased to 44.1% in the nine months ended January 31, 2008 from 61.0% in the nine months ended January 31, 2007.  The rate variance between the periods is due mainly to the low level of book income in the current period from operations and the add back of non-deductible items, including non-deductible preferred stock dividend expense. The tax rate for the remainder of the year is likely to be volatile, since it is sensitive to changes in pre-tax book income.

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

The Company had a net working capital deficit of $15.4 million and $105.7 million at January 31, 2008 and April 30, 2007, respectively.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at January 31, 2008 was primarily due to the redemption of the Company’s Series A Preferred Stock for $75.1 million along with higher current deferred income taxes due to projected utilization of net operating losses, higher refundable income taxes associated with payments made net of current tax provision and lower trade accounts payable, partially offset by higher accrued interest associated primarily with the Company’s Senior Notes.

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

The credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $1.8 million for three years, which began July 25, 2007, with the remaining principal due at maturity.  The Company was in compliance with all covenants at January 31, 2008.

Further advances were available under the revolver in the amount of $157.0 million and $145.5 million as of January 31, 2008 and April 30, 2007, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $44.0 million and $52.5 million as of January 31, 2008 and April 30, 2007, respectively, at which dates no amounts had been drawn.

The Company is party to four separate interest rate swap agreements with four banks for a notional amount of $105.0 million.  Three agreements for a notional amount of $75.0 million effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008.  The remaining agreement for a notional amount of $30.0 million effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

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

On August 22, 2007, the Company entered into two separate interest rate swap agreements for a notional amount of $75.0 million, which effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009.   These agreements will be specifically designated to interest payments under the Company’s term B loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

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

Net cash provided by operating activities amounted to $51.7 million for the nine months ended January 31, 2008 compared to $56.4 million for the same period of the prior fiscal year.  Net income decreased $1.5 million in the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007.  Depreciation and amortization expense increased by $5.5 million in the same period.  Landfill amortization expense accounted for $5.2 million of this increase primarily due to higher expense at Pinetree landfill to reflect the shorter life of the site as agreed upon with the State of Maine.  The landfill amortization expense increase at Pinetree landfill was partially offset by lower amortization in the South Eastern region due to the true-up of the Brockton closure project and the closing of the Hardwick facility in fiscal year 2007.  Also contributing to the increase is the accrual of the Series A Preferred dividend for $1.0 million which was included in interest expense for the nine months ended January 31, 2008 along with loss (income) from equity method investments amounting to a $6.5 increase in the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007.  These amounts were offset by income from assets under contractual obligation amounting to $1.5 million and other income of $2.1 associated with the favorable settlement at Maine Energy resulting in the reversal of residual accruals in the nine months ended January 31, 2008.  Deferred taxes also contributed to a decrease of $1.8 million in the same period.

Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $11.2 million for the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007.  Changes in accounts receivable amounted to a $1.6 million increase for the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007.  The change in accounts payable during the nine months ended January 31, 2008 amounted to an $8.7 million use of cash compared with $4.9 million used in the prior year comparable period.  The decrease from the prior year period is due to the timing of capital and other expenditures.  Changes in other assets and liabilities amounted to a $6.3 million use of cash for the nine months ended January 31, 2008 compared to cash provided of $2.6 million for the nine months ended January 31, 2007.  The decrease of  $8.9 million from the prior year is due primarily to the following: (1) reductions associated with higher net refundable income taxes, amounting to a $1.4 million decrease, (2) higher accrued interest at April 30, 2007 associated with higher debt levels and the timing of borrowings under the senior credit facility, amounting to a $3.8 million decrease, (3) lower other long-term liabilities at January 31, 2008 associated primarily with the Maine Energy settlement resulting in a $3.1 million decrease and (4) higher prepaid expenses at January 31, 2008 associated with the timing of insurance payments, amounting to a $0.6 million decrease.

Net cash used in investing activities was $61.1 million for the nine months ended January 31, 2008 compared to $77.9 million used in investing activities in the same period of the prior fiscal year.  The decrease in cash used in investing activities was due primarily to (1) lower acquisition activity in the nine months ended January 31, 2008 amounting to a $1.3 million decrease, (2) lower capital expenditures in the nine months ended January 31, 2008 amounting to a $17.6 million decrease, (3) net cash proceeds of $2.2 million received in the nine months ended January 31, 2008 associated with the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region, partially offset by (4) $5.5 million in funds becoming available from escrow associated with the Company’s revenue bonds during the nine months ended January 31, 2007.

Net cash used in financing activities was $0.1 million for the nine months ended January 31, 2008 compared to net cash provided of $28.2 million in the same period of the prior fiscal year.  The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $183.1 million of long-term debt at January 31, 2008.  The interest rate on the variable rate portion of long-term debt was approximately 6.28% at January 31, 2008.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of January 31, 2008, to minimize the Company’s commodity exposure, the Company was party to thirty-two commodity hedging agreements.  If commodity prices were to have changed by 10% in the quarter ended January 31, 2008, the impact on the Company’s operating income is estimated at $2.0 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.2 million.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2008, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Casella Waste Systems, Inc.

Date: March 7, 2008	By:	/s/ Richard A. Norris
Richard A. Norris Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2 +	Certification of Richard A. Norris, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. S 1350 of Richard A. Norris, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

+ - Filed herewith

++ - Furnished herewith