Form 10-K
period 2008-04-30
CASELLA WASTE SYSTEMS INC
filed 2008-06-20
CIK 911177

Use these links to rapidly review the document
CASELLA WASTE SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0338873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Greens Hill Lane, Rutland, VT	05701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (802) 775-0325

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $.01 per share par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

        The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant's Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2007 was $337,114,669. The Company does not have any non-voting common stock outstanding.

        There were 24,465,693 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2008. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2008.

Documents Incorporated by Reference

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I—Business—"Executive Officers and Other Key Employees of the Company" and with respect to certain equity compensation plan information which is set forth under Part III—"Equity Compensation Plan Information") have been omitted from this Annual Report on Form 10-K, because the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

CASELLA WASTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Forward Looking Statements

        This Annual Report on Form 10-K and, in particular, the section containing this management's discussion and analysis of financial condition and results of operations contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding:

  •
  expected future revenues, operations, expenditures and cash needs;

  •
  fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs, and general economic and weather conditions;

  •
  projected future obligations related to capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

  •
  the projected development of additional disposal capacity;

  •
  estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans;

  •
  potential business combinations; and

  •
  projected improvements to our infrastructure and impact of such improvements on our business and operations.

        In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words "believes", "expects", "anticipates", "plans", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate as well as management's beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, "Risk Factors" of this Annual Report on Form 10-K. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1.    BUSINESS

Overview

        Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. Our Company now operates in fifteen states—we operate vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, and Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, South Carolina, Tennessee, Georgia, Florida, Michigan, and Wisconsin.

        As of May 31, 2008, the Company owned and/or operated 34 solid waste collection operations, 30 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, , and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 16.2% interest in a company that markets an incentive based recycling service.

        The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable resources. Global competition for limited resources is, we believe, creating significant business opportunities for companies that can sustain and extract value—in the form of energy and raw materials—from resources previously considered an irretrievable waste stream. Since we opened the first recycling facility in Vermont in 1977, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. Each day we strive to create long-term value for all our stakeholders: our customers, our employees, our communities, and our shareholders, by helping our customers and communities manage their resources in a sustainable and financially sound manner.

Strategy

        After making significant progress with our landfill development growth initiative during fiscal year 2007, we entered the next phase of our long-term business strategy in fiscal year 2008. Our primary focus shifted from new landfill development projects to: (1) generating cash flows from these landfill investments; (2) improving the performance of our base operations; and (3) deploying capital to the highest return opportunities in our base operations while selectively pursuing growth opportunities that meet emerging customer and market needs.

        Our operating and financial objectives going forward are to generate free cash flow and increase shareholder returns by balancing profitable revenue growth, cost reductions, operational improvements, investments in innovation, and efficient capital deployment.

Landfill Development Initiative

        Five years ago, we set an initiative to add disposal capacity to our solid waste franchise both to strengthen our market position and to create a sustainable long-term foundation for the business.

        From fiscal year 2003 through fiscal year 2008, we have made strides in executing our landfill development growth initiative by adding significant total and annual permitted disposal capacity within our solid waste footprint, primarily through our partnership model. Total and annual disposal capacity additions resulted from: (1) the addition of four landfills (Southbridge landfill in Massachusetts; Ontario County landfill in New York; Juniper Ridge landfill in Maine; and Chemung County landfill in New York); and (2) permit expansions at our existing landfills. Since April 30, 2003, we have added 62.2 million tons of permitted and permittable total landfill capacity to our solid waste business, bringing the total landfill capacity to 92.4 million tons as of April 30, 2008.

        During this same period, we added 1.9 million tons of annual disposal capacity bringing the total to 3.3 million as of April 30, 2008. In fiscal year 2008, we successfully expanded the annual permitted capacity at the Hakes and the Ontario County landfills by an aggregate of approximately 450,000 tons per year.

        With the addition of this total disposal capacity, the strategic emphasis shifted in fiscal year 2008 to a focus on harvesting free cash flow and generating an enhanced return on invested capital at the new and existing landfill sites. To increase the return on invested capital, we are: seeking regulatory approval to convert one C&D (construction and demolition) landfill to a MSW (municipal solid waste) landfill; seeking permit modifications to increase annual permitted capacity; and optimizing flows of waste across the northeast to obtain better integration and profitability of our assets.

Base Operations Performance

        We are focused on four main areas to improve the performance of our base operations: (1) profitably growing revenues; (2) reducing costs and increasing operating efficiencies; (3) linking sustainability solutions with core offerings; and (4) selectively reorganizing assets.

        Over the past three years we realigned the sales organization, including the introduction of a new sales program in late fiscal year 2007. Key elements of the program are: pricing models for new and existing collection customers with profitability analysis at the account level; a restructured account turnover tracking system; the introduction of a prospect database management system; and realigned incentive compensation for the sales team. The sales programs yielded positive benefits in fiscal year 2008 and we expect that the programs will continue to add value through disciplined pricing at the account level and structured organic growth targets.

        During fiscal year 2008 we furthered our efforts towards driving cost reductions and increased efficiency with select operating initiatives, rationalization of our procurement system, and the reorganization of several operating units into market areas.

        We began the process of consolidating select divisions into a market area management structure during the fourth quarter of fiscal year 2007. As the company grew through acquisitions over a 20 year period, separate divisional management teams were maintained for many entities, adding cost and complexity to our business structure. The market area reorganization: (1) enables our managers to better manage waste flows and service customers; (2) reduces management and accounting overhead costs; and (3) streamlines the accounting process and simplifies internal controls testing.

        The procurement rationalization program launched in fiscal year 2008 yielded positive cost savings through the consolidation of vendors, adjustment of service needs as necessary, and contract restructuring. The positive results from this initiative will show full year results in fiscal year 2009; however the organizational benefits yielded from the rigorous review will continue to impact purchasing behaviors into the future.

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

        The focal point of the continuous improvement programs is the emphasis on building our people at all levels in the business. We have invested significant time and corporate resources in recruiting, hiring and training highly skilled people, and creating incentives to retain and reward our key employees. Specific programs in leadership development, selection, driver and mechanic training, and safety have given our people the right skills and tools to excel in their roles.

        We believe that continuous improvement goes beyond what we are doing today as an organization to make the workplace safer and to reduce costs; the concept is broader, and extends to the challenge of continually adding value for our customers, employees, communities, and shareholders into the future. To drive innovation at all levels of the organization, we have created an infrastructure to capitalize on the innovative ideas of all employees.

        As a charter member of the U.S. EPA Climate Leaders Program, we have made a commitment to reduce our greenhouse gas emissions by 10% from 2005 to 2012. Participation in the Climate Leaders Program has added an additional environmental filter to our decision making process.

        In another effort to reduce our environmental impact while also reducing operating costs, we installed an on-board oil refining technology on over 800 of our collection vehicles during the third and fourth quarters of fiscal year 2008. The on-board oil refining system is expected to significantly extend the interval between oil changes and filter replacements, reducing our usage of oil lubricants by an estimated 45,000 gallons per year. The system is expected to result in economic savings from reduced oil and maintenance costs and is expected to reduce greenhouse gas emissions by avoiding the manufacturing, transportation, and disposal of oil lubricants and oil filters.

        Our first hybrid diesel electric collection vehicle was put into service on an organics recycling route in early May 2008. We expect the vehicle to reduce fuel consumption by 30 to 40 percent and reduce greenhouse gas emissions by 65 percent. This is an early example of how emerging technologies in hybrid trucks will help to reduce the fuel consumption and greenhouse gas emissions of our fleet. We plan to work with multiple vendors throughout fiscal year 2009 to road-test hybrid trucks that could be used in many more applications throughout our business.

        One of our key success factors over the past several years has been our ability to link recycling and environmental approaches to meet the constantly evolving resource management needs of communities, businesses and homeowners throughout our operating regions. One of the most successful and innovative programs that we have introduced is the SEED™ (Sustainable Environmental Economic Development) program. The SEED™ program seeks to align the interests of all stakeholders around the development of a sustainable solid waste infrastructure. We have successfully utilized this concept to win four landfill operating lease contracts during the past four years, which have helped to build a long-term landfill franchise in our solid waste footprint. Using this same partnership approach defines our outlook for building sustainable solid waste and resource transformation infrastructure into the future.

Capital Deployment

        Our deployment of capital has evolved with our business strategy during the past two years from investments primarily in long-term landfill capacity to an approach that balances free cash flow generation from our base operations with selective investment in resource transformation solutions.

        Our capital strategy was focused in three main areas during fiscal year 2008: (1) improving the mix of base operations through divestitures, swaps or closures; (2) reducing growth capital expenditures associated with existing landfill development; and (3) pursuing select strategic investment opportunities in waste transformation and resource optimization.

        During the fourth quarter of fiscal year 2007, we announced a plan to divest, swap, or close underperforming and non-strategic operations amounting to over $22.0 million of annual revenues. With the sale of the Holliston, Massachusetts transfer station on April 30, 2007, the sale of the Buffalo, New York transfer station, hauling operation and related equipment on October 31, 2007, the termination of operations at MTS Environmental soils processing facility in Epsom, New Hampshire during the fourth quarter of fiscal year 2008, and the pending first quarter of fiscal year 2009 sale of the Greenville, South Carolina FCR materials processing facility, we substantially completed our targeted divestiture and closure program of low margin operations that do not fit our long-term strategic plan.

        We invested approximately $200.0 million of capital from fiscal year 2003 to fiscal year 2007 to acquire and develop strategically located landfill capacity. Capital spending was elevated during this period as we built-out 25 to 30-year infrastructure and met contractual obligations associated with operating leases at the landfill facilities. The heightened growth capital investment for existing landfill development projects was largely completed by the end of fiscal year 2007 and our focus shifted during fiscal year 2008 to extracting appropriate returns from the invested capital. The landfill capacity added to our business is the foundation of today's integrated solid waste strategy, and these sites will serve as a platform for emerging resource transformation programs into the future.

        We plan to pursue a similar capital strategy in fiscal year 2009: (1) auctioning capital to the highest return opportunities; (2) continuing our initiative to align our asset mix to effectively meet our long-term operating strategy; and (3) selectively investing growth capital in operations that enhance our ability to support emerging customer and market needs in waste transformation and resource optimization.

        Innovation and long-term strategic investments remain important to the organization, especially within the context of the growing trend in society and business to recognize the importance of sustainability and managing natural resources. We have built our business over the past 30 years by continually meeting customer needs with solutions that add value to their businesses and communities. Our investment strategy seeks to leverage our core competencies in materials processing to create additional value from the waste stream. Investments in resource management programs such as: single-stream recycling, landfill gas-to-energy projects, glass beneficiating, and incentive based recycling, position our Company well for the evolution of our industry from waste management to resource management.

Solid Waste Operations

        Our solid waste operations comprise a full range of non-hazardous solid waste services, including collection operations, transfer stations, material recycling facilities and disposal facilities.

        Collections.    A majority of our commercial and industrial collection services are performed under one to three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners, or mobile home park operators.

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

        Landfills.    The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2006, 2007 and 2008, for landfills we operated during the years then ended:

	April 30, 2006			April 30, 2007			April 30, 2008
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons(1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of year	25,681	56,008	81,689	24,076	62,577	86,653	37,152	56,969	94,121
Acquisitions(3)	1,243	3,288	4,531	—	—	—	—	—	—
New expansions pursued(4)	—	2,182	2,182	—	10,283	10,283	—	1,693	1,693
Permits granted(5)	349	(349)	—	15,467	(15,864)	(397)	—	—	—
Airspace consumed	(2,889)	—	(2,889)	(2,904)	—	(2,904)	(3,274)	—	(3,274)
Changes in engineering estimates	(308)	1,448	1,140	513	(27)	486	(859)	742	(117)

Balance, end of year	24,076	62,577	86,653	37,152	56,969	94,121	33,019	59,404	92,423

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

(4)
The increase in fiscal year 2006 is due to a determination of additional permittable airspace capacity at our Southbridge and Clinton County landfills. The increase in fiscal year 2007 is primarily due to a determination of additional permittable airspace capacity at our Ontario and Clinton County landfills. The increase in fiscal year 2008 is primarily due to a determination of additional permittable airspace capacity at our Hakes construction and demolition landfill.

(5)
The increase in permitted airspace capacity in fiscal 2007 is associated with permits received at our Hyland, Hakes, Pine Tree and Waste USA landfill facilities.

        NCES.    The North Country Environmental Services ("NCES") landfill located in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain contiguous Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and C&D material with no annual permit cap. Since the purchase of this landfill in 1994, we have experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2005, we received approval for additional permitted capacity within the original 51 acres, which we expect to last into fiscal year 2010. The site also includes, as permittable airspace, an additional 1.1 million tons within the existing 51 acre footprint. This will extend the site life by approximately eight years to 2018.

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

        Clinton County.    The Clinton County landfill, located in Schuyler Falls, New York, is leased from Clinton County and the landfill serves the principal wastesheds of Clinton, Franklin, Essex, Warren, Washington, and Saratoga Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes MSW, C&D debris, and special waste which is approved by regulatory agencies. The facility is currently pursuing a multi-year landfill expansion permitting process which, if successful, would provide considerable additional volume. We have modified the lease agreement with the town and county to accommodate permitted and permittable airspace.

        Pine Tree.    The Pine Tree landfill is located in Hampden, Maine. It is a secure, special waste landfill, permitted to accept construction and demolition debris, ash from municipal solid waste incinerators and fossil fuel boilers, sandblast grits, oily waste and oil spill debris, non-friable asbestos, and other approved special wastes. There are no tonnage limitations at Pine Tree Landfill. In November 2006 a phased closure of the landfill was approved by the Town of Hampden and the Maine Department of Environmental Protection, which will require cessation of waste acceptance by December 31, 2009. As of May 1, 2007, potentially odiferous waste has been excluded from the landfill, including sludge, front-end processing residues ("FEPR"), and bypass MSW.

        Juniper Ridge.    On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. The landfill was originally licensed in 1993 as a generator-owned landfill for disposal of pulp and papermaking residuals generated by the Georgia-Pacific Mill, with an approved capacity of 3.3 million cubic yards. The Maine DEP permitted 6.9 million cubic yards of capacity in fiscal year 2005. The site is located on a 780-acre parcel of property with 68 acres currently dedicated for waste disposal. The site has sufficient acreage within the 780 acres to permit the additional airspace required for the term of the 30-year operating and services agreement. The site is currently permitted to take construction and demolition debris, ash from municipal solid waste incinerators and fossil fuel boilers, FEPR and bypass MSW from waste-to-energy facilities, treatment plant sludge and biosolids sandblast grits, oily waste and oil spill debris, and other approved special wastes from within the state of Maine. There are no annual tonnage limitations at Juniper Ridge landfill.

        Southbridge.    On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. ("Southbridge Recycling and Disposal"). Southbridge Recycling and Disposal has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre C&D recycling facility and a 52-acre landfill currently permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. The contract has a remaining life of eight years and is renewable by us for four additional five-year terms or until the landfill has reached full capacity, whichever is greater. In May, 2007, we finalized an amendment to our contract with the Town of Southbridge which would allow us to seek approvals to convert the landfill from C&D to municipal solid waste. In June 2008 we received a positive vote from the Southbridge, Massachusetts Board of Health to amend the landfill site assignment allowing the site to receive municipal solid waste from communities other than Southbridge, and to expand the annual permit to 405,600 tons per year from 180,960 tons per year.

        Maine Energy Waste-to-Energy Facility.    We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Florida Power and Light, an electric utility, and guarantees 100% of its net electric generating capacity to FPL Energy Power Marketing, Inc.

        Hyland.    The Hyland landfill, located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept all residential and commercial municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility is located on a 600-acre property, which represents considerable additional expansion capabilities. During 2004 the town passed the required permissive referendum related to the future expansion of the site and a permit was issued in December 2006 for approximately 11.0 million cubic yards. The landfill is currently permitted to accept approximately 312,000 tons annually, and we are currently seeking a minor modification to expand annual permitted tonnage by an incremental 153,000 tons per year.

        Ontario.    We have entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County Landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of a 387-acre landfill and in fiscal year 2005 we received a permit modification for an additional 3.9 million tons. Additional potential expansions amount to an estimated 13.1 million tons. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 612,000 tons to 917,604 tons. The Ontario site also houses a single stream recycling facility, a glass beneficiating plant and a landfill-gas-to energy plant producing seven mgw/hr of power.

        Hakes.    The Hakes construction and demolition landfill, located in Campbell, New York, is permitted to accept only construction and demolition material. The landfill serves the principal rural wastesheds of western New York. The lead state permitting agency has accepted the final supplemental environmental impact statement and all permits were received in November 2006 representing an additional 5.8 million cubic yards or approximately 3.7 million tons. We have entered into a revised long-term host community agreement related to the expansion of the facility. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 306,000 tons to 457,164 tons.

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

  Closure Projects and Closed Landfills

        In April 2005, we started operations at the Worcester, Massachusetts landfill, a closure project with approximately 2.3 million tons of available capacity as of April 30, 2008. In January 2006, we assumed the closure contract for this landfill. Purchase consideration was comprised of forgiveness of receivables and assumption of certain liabilities amounting to $4.6 million.

        In addition, in December 2005, through an agreement with the Town of Colebrook, New Hampshire, we began accepting non hazardous waste to shape, cap, and close that Town's landfill site. Approximately 70,000 tons of capacity remains as of April 30, 2008.

        The Worcester and Colebrook landfills are not included in the above table of remaining landfill capacity. In addition, we own and/or operated six unlined landfills and one lined landfill which are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

        The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, was closed following the defeat of a proposed amendment to the Hardwick zoning bylaws at a Hardwick Town Meeting held in January 2007. Following such closure, we reviewed its options available and efforts to overturn the adverse decisions of the Town of Hardwick and its Zoning Board of Appeals, including our pending litigation and its efforts to effect a reconsideration of the adverse Town Meeting votes. In connection with such review, we assessed the likelihood of a successful outcome in relation to the expected costs of those efforts, and on the basis of the assessment we decided to cease such efforts. As a result, we recorded an impairment charge of $26.9 million which reflects the write-off of the net book value of the facility and includes an estimated $8.2 million in future cash expenditures on capping, closure and post closure of the landfill, $2.3 million of which had been previously accrued as part of normal operations. In the fourth quarter of fiscal year 2008 we recorded a $1.4 million charge associated with additional future cash expenditures on capping, closure and post-closure activities at the landfill.

  Operating Segments

        We manage our solid waste operations on a geographic basis through four regions, which we have designated as the North Eastern, South Eastern, Central and Western regions and which each include a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations (See Note 20 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our five operating segments).

        Within each geographic region, we organize our solid waste services around smaller areas that we refer to as "wastesheds." A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities, some of which may be owned and operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each of these divisions is managed as a separate profit center, but operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds. During the fourth quarter of fiscal year 2007, we began the process of consolidating select divisions into a market area management structure. Through its 23 material recycling facilities and 1 transfer station, FCR services 22 anchor contracts, which are long-term commitments of five years or greater which guarantee the delivery of all recycled residential recyclables to FCR. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 23 FCR material recycling facilities process recyclables collected from approximately 3.0 million households, representing a population of approximately 10.2 million people.

        The following table provides information about each solid waste region and FCR (as of May 31, 2008 except revenue information, which is for the fiscal year ended April 30, 2008).

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling
Revenues (in millions)	$118.2	$67.4	$127.1	$106.4	$128.4
Solid waste collection operations	7	6	11	10	—
Transfer stations	3	3	14	9	1
Recycling facilities	5	2	5	3	23
Subtitle D landfills	Pine Tree Juniper Ridge	—	NCES Waste USA Clinton County	Hyland Ontario Chemung	—
Other disposal facilities(1)	Maine Energy	Southbridge	—	Hakes	—

(1)
In addition to the disposal facilities shown above, in April 2005, we started operations at the Worcester, Massachusetts landfill, a closure project with approximately 2.3 million tons of available capacity as of April 30, 2008. In December, 2005, through an agreement with the Town of Colebrook, New Hampshire, we began accepting non-hazardous waste to shape, cap, and close that Town's landfill site. Approximately 70,000 tons of capacity remains as of April 30, 2008.

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

        We entered the State of Maine in 1996 with our purchase of the assets comprising New England Waste Services of ME, Inc. in Hampden, Maine, which included the Pine Tree landfill. Our acquisition of KTI in 1999 significantly improved our disposal capacity in this region as the acquisition included the Maine Energy waste-to-energy facility and provided an alternative internalization option for our solid waste assets in eastern Massachusetts. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine. Our major competitor in the State of Maine is Waste Management, Inc., and we also compete with smaller local competitors.

        South Eastern region.    We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries, Inc. and through the acquisition of smaller independent operators. In this region, we rely to a large extent on third party disposal capacity. We believe we have a greater opportunity to increase our internalization rates and operating efficiencies in the South Eastern region through our operating contract with the Town of Southbridge to operate the Southbridge landfill which is currently permitted to accept 156,000 tons of construction and demolition material and 24,960 tons of municipal solid waste annually. In May 2007 we and the town agreed to amend the operating contract to allow the Company to seek approvals to convert the landfill from C&D to municipal solid waste and to increase the annual tonnage to 405,000 tons per year of municipal solid waste. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits.

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

        Western region.    The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean). We entered the Western region with our acquisition of Superior Disposal Services, Inc.'s business in 1997 and have expanded in this region largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester and Albany.

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

        FCR Recycling.    FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 23 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long-term contracts. Nine of FCR's facilities are leased, eight are owned and six are operated under contracts. In fiscal year 2008, FCR processed and marketed approximately 1.3 million tons of recyclable materials. FCR's facilities are principally located in key urban markets, including: Connecticut, North Carolina, New Jersey, Florida, Tennessee, Georgia, Michigan, New York, South Carolina, Massachusetts, Wisconsin, Maine, and Pennsylvania.

        A significant portion of the material provided to FCR is delivered pursuant to 22 anchor contracts, which are long-term contracts. The anchor contracts generally have an original term of five to ten years and expire at various times between 2008 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

        FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2008, 62% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2008, we were party to 28 commodity hedge contracts. These contracts expire between May 2008 and May 2014.

GreenFiber Cellulose Insulation Joint Venture

        We are a 50% partner in US GreenFiber LLC ("GreenFiber"), a joint venture with Louisiana-Pacific Corporation. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has twelve manufacturing facilities, located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Albany, New York; Waco, Texas; East St. Louis, IL; and Salt Lake City, UT. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 64% of its raw material costs, and is a major purchaser of FCR Recycling fiber material produced at various facilities. GreenFiber, which we account for under the equity method, had revenues of $151.6 million for the twelve months ended April 30, 2008. For the same period, we recognized equity loss from GreenFiber of $4.1 million.

RecycleRewards

        In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC ("RecycleBank"), a company that markets an incentive based recycling service for total consideration of $3.0 million. During fiscal year 2007, RecycleBank borrowed $2.0 million from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company's investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing the Company's total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, RecycleBank completed an equity offering to third party investors that reduced the Company's interest to 16.2%. As a result of an internal reorganization by RecycleBank, the Company's investment is now held in RecycleRewards, Inc. ("RecycleRewards") the parent entity of RecycleBank. The Company's investment in RecycleRewards amounted to $6.3 million and $4.4 million at April 30, 2007 and 2008, respectively. Effective April

2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008 the Company accounted for this investment under the equity method of accounting. The Company recognized equity losses associated with its investment in RecycleRewards amounting to $0.1 million, $1.1 million and $2.0 million in fiscal years 2006, 2007 and 2008, respectively.

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

Marketing and Sales

        We have a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. We seek to differentiate ourselves in the marketplace by offering customers value-added resource management solutions and quality service. Our business strategy has been tied to creating a sustainable resource management model for over thirty years and we continue to emphasize these value-added services today.

        The sales and marketing organization has been realigned during the past three ears to incorporate standardized pricing models, provide enhanced sales tools, and to further build Casella brand equity. The realigned sales program integrates: an updated sales incentive program tied to customer profitability, new sales, and account turnover; standardized pricing models for new and existing collection customers with profitability analysis at the account level; a restructured account turnover tracking system; and the introduction of a prospect database management system. The prospect database enables the sales force to identify and sell to new collection customers at a profitable level as well as increasing the density of existing routes. The prospect database is augmented by traditional sales techniques, such as leads developed from new building permits, business licenses and other public records.

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

Employees

        As of May 31, 2008, we employed approximately 2720 people, including approximately 520 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 2,200 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 134 of our employees are covered by collective bargaining agreements. We believe relations with our employees to be satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

        We actively maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. We also maintain a worker safety program, which encourages safe practices in the workplace. Operating practices at all of our operations are intended to reduce the possibility of environmental contamination and litigation.

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

        Effective July 1, 1999, we established a captive insurance company, Casella Insurance Company, through which we are self-insured for workers' compensation and, effective May 1, 2000, automobile coverage. Our maximum exposure in fiscal 2008 under the workers' compensation and automobile plan is $1.0 million and $0.8 million, respectively, per individual event, after which reinsurance takes effect.

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

        Maine Energy is contractually required to sell all of the electricity generated at its facilities to Florida Power and Light , an electric utility, and guarantees 100% of its electricity generating capacity to FPL Energy Power Marketing, Inc., both pursuant to a contract that expires April 30, 2009.

        FCR provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.

        Our cellulose insulation joint venture, GreenFiber, sells to contractors, manufactured home builders and retailers.

Raw Materials

        Maine Energy received approximately 20% of its solid waste in fiscal year 2008 from 18 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

        In fiscal year 2008, FCR received approximately 56% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

        The primary raw material for our insulation joint venture is newspaper. In fiscal year 2008, GreenFiber received approximately 19% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

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

  The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act")

        The Clean Water Act regulates the discharge of pollutants into the "waters of the United States" from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, "solid waste management facilities"). If run-off or collected leachate from our solid waste management facilities, or process or cooling waters generated at our waste-to-energy facility, is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off, leachate, or process or cooling water is discharged to a treatment facility that is owned by a local municipality. Numerous states have enacted regulations, which are equivalent to those issued under the Clean Water Act, but which also regulate the discharge of pollutants to groundwater. Finally, virtually all solid waste management facilities must comply with the EPA's storm water regulations, which regulate the discharge of impacted storm water to surface waters.

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

        Our waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility's full "avoided cost."

Executive Officers and Other Key Employees of the Company

        Our executive officers and other key employees and their respective ages as of May 31, 2008 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	57	Chairman, Chief Executive Officer and Secretary
Paul A. Larkin	44	President and Chief Operating Officer
James W. Bohlig	61	Chief Development Officer, President, Renewables Group and Director
Richard A. Norris	64	Senior Vice President, Chief Financial Officer and Treasurer
Other Key Employees
Donald A. Wallgren	66	Senior Vice President of Permitting, Compliance, Engineering & Construction
Timothy A. Cretney	44	Regional Vice President
Christopher M. DesRoches	50	Vice President, Selection and Training
Sean P. Duffy	48	Regional Vice President
Joseph S. Fusco	44	Vice President, Communications
William Hanley	55	Vice President, Sales and Marketing
Larry B. Lackey	47	Vice President, Permitting, Compliance and Engineering
Brian G. Oliver	46	Regional Vice President
Eric Reibsane	39	Vice President and Chief Information Officer
Alan N. Sabino	48	Regional Vice President
David L. Schmitt	57	Vice President, General Counsel
Gary R. Simmons	58	Vice President, Fleet Management
Paul J. Meilinger	49	Market Area Manager

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

        Paul A. Larkin has served as our President and Chief Operating Officer since January 2008. From June 1998 until he joined us, Mr. Larkin served in a number of operating capacities for Office Depot, Inc., including, from 2007 through 2008 as Vice President for international strategy, from 2005 to 2007 as Regional Vice President of retail stores responsible for overseeing $1.0 billion of sales, and from 2000 to 2005 as Vice President of supply chain and inventory management. From 1996 to 1998, Mr. Larkin was the Director of Logistics for AutoNation USA, Inc. From 1987 to 1996, Mr. Larkin served in the United States Army in a number of command and staff positions culminating as Aide de Camp for the Director of Logistics, United States Atlantic Command. Mr. Larkin received his Bachelor of Arts degree from Clark University.

        James W. Bohlig has served as our Chief Development Officer and President of the Renewable Group since January 2008. Mr. Bohlig also served as President from July 2001 to January 2008, Chief Operating Officer from 1993 to January 2008, and as Senior Vice President from 1993 to July 2001. Mr. Bohlig has served as a member of our Board of Directors since 1993. From 1989 until he joined us, Mr. Bohlig was Executive Vice President and Chief Operating Officer of Russell Corporation, a general contractor and developer based in Rutland, Vermont. Mr. Bohlig is a licensed professional engineer. Mr. Bohlig holds a Bachelor of Science in Engineering and Chemistry from the U.S. Naval Academy, and is a graduate of the Columbia University Executive Program in Business Administration.

        Richard A. Norris has served as our Senior Vice President, Chief Financial Officer and Treasurer since July 2001. He joined us in July 2000 as Vice President and Corporate Controller. From 1997 to July 2000, Mr. Norris served as Vice President and Chief Financial Officer for NexCycle, Inc., a processor of secondary materials. From 1986 to 1997, he served as Vice President of Finance, US Operations for Laidlaw Waste Systems, Inc. Mr. Norris is qualified as a Chartered Accountant in both Canada and the United Kingdom. Mr. Norris graduated from Leeds University with a Bachelor of Arts in German. Mr. Norris retired from the Company in January 2008 and has continued to act as Chief Financial Officer on a part-time basis pending our hiring of his replacement.

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

        Christopher M. DesRoches has served as our Vice President, Selection and Training since June 2005. From November 1996 to June 2005, Mr. DesRoches served as our Vice President, Sales and Marketing. From January 1989 to November 1996, he was a Regional Vice President of Sales for Waste Management, Inc. Mr. DesRoches is a graduate of Arizona State University.

        Sean P. Duffy has served as our FCR Regional Vice President since December 1999. Since December 1999, Mr. Duffy has also served as Vice President of FCR, Inc., which he co-founded in 1983 and which became a wholly-owned subsidiary of ours in December 1999. From May 1983 to December 1999, Mr. Duffy served in various capacities at FCR, Inc., including, most recently, as

President. From May 1998 to May 2001, Mr. Duffy also served as President of FCR Plastics, Inc., a subsidiary of FCR, Inc.

        Joseph S. Fusco has served as our Vice President, Communications since January 1995. From January 1991 through January 1995, Mr. Fusco was self-employed as a corporate and political communications consultant. Mr. Fusco is a graduate of the State University of New York at Albany.

        William Hanley has served as our Vice-President, Sales and Marketing since June 2005. From 2001 until June 2005, Mr. Hanley served as Vice-President, General Sales Manager of Waste Industries, USA. From 1994-2001, he held various sales management positions for Waste Management, Inc and predecessor companies. Mr. Hanley is a graduate of Clarion State University with a Bachelor of Science in Business Administration.

        Larry B. Lackey has served as our Vice President, Permitting, Compliance and Engineering since 1995. From 1993 to 1995, Mr. Lackey served as our Manager of Permits, Compliance and Engineering. From 1984 to 1993, Mr. Lackey was an Associate Engineer for Dufresne-Henry, Inc., an engineering consulting firm. Mr. Lackey is a graduate of Vermont Technical College.

        Brian G. Oliver has served as our North Eastern Regional Vice President since June 2004. From April 1998 to June 2004 he served as our Eastern Regional Controller. From June 1996 to April 1998, Mr. Oliver served as Division Controller of two Vermont operations. Mr. Oliver holds a Bachelor of Science in Business Administration from Bryant College and also holds a Masters degree from St. Michael's College.

        Eric Reibsane has served as our Vice President and Chief Information Officer since May 2007. From 2000 to 2007, Mr. Reisbane served as Chief Information Officer for the Asplundh Tree Expert Company. Mr. Reibsane holds a Bachelor of Science in Information Systems Management from Saint Leo College.

        Alan N. Sabino has served as our Central Regional Vice President since July 1996. From 1995 to July 1996, Mr. Sabino served as a Division President for Waste Management, Inc. From 1985 to 1994, he served as Region Operations Manager for Chambers Development Company, Inc., a waste management company. Mr. Sabino is a graduate of Pennsylvania State University.

        David L. Schmitt has served as our Vice President and General Counsel since May 2006. Prior to that, Mr. Schmitt was President of his privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC. He served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a large box retailer in the northeastern United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc. He earned a Bachelor of Arts degree from The Pennsylvania State University, and his Juris Doctor from Duquesne University School of Law.

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

        Paul J. Meilinger has served as our Southeast Market Area Manager since April 2008. From January 2005 to August 2007 he serviced as President, Chief Executive Officer and Chief Operating Officer of one of the largest private food distribution companies on the east coast. From April 2001 to December 2004, Mr. Meilinger was Vice President of North American Operations for RR Donnelley Logistics. From November 1985 to April 2001 he held various management positions at FedEx Express. Mr. Meilinger holds a Bachelor of Science degree from Embry-Riddle Aeronautical University.

Available Information

        Our internet website is http://www.casella.com. We make available, through our website free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available through our website at the same time that they become available on the Securities and Exchange Commission's website.

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

The Company may not be successful in making acquisitions of solid waste assets, including developing additional disposal capacity, or in integrating acquired businesses or assets, which could limit the Company's future growth.

        The Company's strategy envisions that a substantial part of the Company's future growth will come from making acquisitions of traditional solid waste assets or operations and acquiring or developing additional disposal capacity. These acquisitions may include "tuck-in" acquisitions within the Company's existing markets, assets that are adjacent to or outside the Company's existing markets, or larger, more strategic acquisitions. In addition, from time to time the Company may acquire businesses that are complementary to the Company's core business strategy. The Company may not be able to identify suitable acquisition candidates. If the Company identifies suitable acquisition candidates, the Company may be unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company. Furthermore, the Company may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

        The Company's ability to achieve the benefits it anticipates from acquisitions, including cost savings and operating efficiencies, depends in part on the Company's ability to successfully integrate the operations of such acquired businesses with the Company's operations. The integration of acquired businesses and other assets may require significant management time and company resources that would otherwise be available for the ongoing management of the Company's existing operations.

        In addition, the process of acquiring, developing and permitting additional disposal capacity is lengthy, expensive and uncertain. For example, the Company is currently involved in litigation with the Town of Bethlehem, New Hampshire relating to the expansion of a landfill owned by the Company's wholly owned subsidiary, North Country Environmental Services, Inc. Moreover, the disposal capacity at the Company's existing landfills is limited by the remaining available volume at the Company's landfills and annual, quarterly and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over the Company's landfills. The Company typically reaches or approximates the Company's daily, quarterly and annual maximum permitted disposal capacity at the majority of the Company's landfills. If the Company is unable to develop or acquire additional disposal capacity, the Company's ability to achieve economies from the internalization of the Company's waste stream will be limited and the Company may be required to increase the Company's utilization of disposal facilities owned by third parties, which could reduce the Company's revenues and/or the Company's operating margins.

The Company's ability to make acquisitions is dependent on the availability of adequate cash and the attractiveness of the Company's stock price.

        The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings under the Company's senior secured credit facility, additional tax-exempt financing, the issuance of shares of the Company's Class A common stock or subordinated notes and/or seller financing. The Company may not have sufficient existing capital resources and may be unable to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet the Company's capital requirements for such acquisitions.

        The Company also believes that a significant factor in the Company's ability to close acquisitions will be the attractiveness to the Company and to persons selling businesses to the Company of the Company's Class A common stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company's Class A common stock compared to the equity securities of the Company's competitors. The trading price of the Company's Class A common stock on the NASDAQ National Market has limited the Company's willingness to use the Company's equity as consideration and the willingness of sellers to accept the Company's shares and as a result has limited, and could continue to limit, the size and scope of the Company's acquisition program.

Environmental regulations and litigation could subject the Company to fines, penalties, judgments and limitations on the Company's ability to expand.

        The Company is subject to potential liability and restrictions under environmental laws, including those relating to transport, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. The Company's waste-to-energy facility is subject to regulations limiting discharges of pollution into the air and water, and the Company's solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If the Company is not able to comply with the requirements that apply to a particular facility or if the Company operates without necessary approvals, the Company could be subject to civil, and possibly criminal, fines and penalties, and the Company may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials, regarding an operation that is not permitted under the law. The Company may not have sufficient insurance coverage for the Company's environmental liabilities. Those costs or actions could be significant to the Company and impact the Company's results of operations, cash flows, as well as the Company's available capital.

        Environmental and land use laws also impact the Company's ability to expand and, in the case of the Company's solid waste operations, may dictate those geographic areas from which the Company must, or, from which the Company may not, accept waste. Those laws and regulations may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If the Company is not able to expand or otherwise operate one or more of the Company's facilities because of limits imposed under environmental laws, the Company may be required to increase the Company's utilization of disposal facilities owned by third parties, which could reduce the Company's revenues and/or operating margins.

        The Company has historically grown and intends to continue to grow through acquisitions, and the Company has tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than the Company anticipates. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than the Company expects, or that the Company will fail to identify or fully appreciate an existing liability before the Company becomes legally responsible to address it. Some of the legal sanctions to which the Company could become subject could cause the Company to lose a needed permit, or prevent the Company from or delay the Company in obtaining or renewing permits to operate the Company's facilities or harm the Company's reputation.

        The Company's operating program depends on the Company's ability to operate and expand the landfills and transfer stations the Company owns and leases and to develop new landfill and transfer sites. Localities where the Company operates generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which the Company's landfills and transfer stations are located may limit or prohibit the expansion of the landfill or transfer station as well as the amount of waste that the Company can accept at the landfill or transfer station on a daily, quarterly or annual basis and any effort to acquire or expand landfills and transfer stations typically involves a significant amount of time and expense. For example, expansion at the Company's North Country Environmental Services landfill, outside the original 51 acres, will be prohibited as a result of a recent decision by the New Hampshire Supreme Court unless the Company prevails in certain remanded issues under zoning laws or the Town revises its local ordinance prohibiting expansions. The Company may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of the Company's current landfills and transfer stations. If the Company is unable to develop additional disposal capacity, the Company's ability to achieve economies from the internalization of the Company's wastestream will be limited and the Company will be required to utilize the disposal facilities of the Company's competitors.

        In addition to the costs of complying with environmental laws and regulations, the Company incurs costs defending against environmental litigation brought by governmental agencies and private parties. The Company is, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage.

The Company's operations would be adversely affected if the Company does not have access to sufficient capital.

        The Company's ability to remain competitive and sustain its operations depends in part on cash flow from operations and the Company's access to capital. The Company currently funds its cash needs primarily through cash from operations and borrowings under the Company's senior secured credit facility. However, the Company may require additional equity and/or debt financing for debt repayment and equity redemption obligations and to fund the Company's growth and operations. In addition, if the Company undertakes more acquisitions or further expands the Company's operations, the Company's capital requirements may increase. The Company may not have access to the amount of capital that the Company requires from time to time, on favorable terms or at all.

The Company's results of operations could continue to be affected by changing prices or market requirements for recyclable materials.

        The Company's results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. The Company's recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The resale and purchase prices of, and market demand for, recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, can be volatile due to numerous factors beyond the Company's control. Although the Company seeks to limit the Company's exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in the Company's period-to-period results of operations.

The Company's business is geographically concentrated and is therefore subject to regional economic downturns.

        The Company's operations and customers are principally located in the eastern United States. Therefore, the Company's business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as the Company expands in the Company's existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of the Company's business will increase.

The Company may not be able to effectively compete in the highly competitive solid waste services industry.

        The solid waste services industry is highly competitive, has undergone a period of rapid consolidation and requires substantial labor and capital resources. Some of the markets in which the Company competes or will likely compete are served by one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of the Company's competitors have significantly greater financial and other resources than the Company. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may either require the Company to reduce the pricing of the Company's services or result in the Company's loss of business.

        As is generally the case in the industry, some municipal contracts are subject to periodic competitive bidding. The Company may not be the successful bidder to obtain or retain these contracts. If the Company is unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period the Company's revenues would decrease and the Company's operating results would be harmed.

        In the Company's solid waste disposal markets the Company also competes with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because user fees or similar charges, tax revenues and tax-exempt financing may be more available to them than to the Company.

        The Company's GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, principally national manufacturers of fiberglass insulation, which have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to the Company's detriment.

The Company's results of operations and financial condition may be negatively affected if the Company inadequately accrues for capping, closure and post-closure costs.

        The Company has material financial obligations relating to capping, closure and post-closure costs of the Company's existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities which the Company may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. The Company establishes accruals for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. In addition to the landfills the Company currently operates, the Company owns six unlined landfills and one lined landfill, which are not currently in operation. The Company has provided and will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of the Company's owned or operated landfills, generally for a term of 30 years after final closure of a landfill. The Company's financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges.

Fluctuations in fuel costs could affect the Company's operating expenses and results.

        The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company's control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run the Company's fleet of trucks, price escalations for fuel increase the Company's operating expenses. In fiscal year 2008, the Company used approximately 7.6 million gallons of diesel fuel in the Company's solid waste operations. Effective May 1, 2003, the Company implemented a fuel surcharge program, based on a fuel index, to recover fuel cost increases arising from price volatility. This program was revised effective May 1, 2005 to cover oil and lubricants as well as fuel. The surcharge has been passed on to all customers where their contracts permit.

The Company could be precluded from entering into contracts or obtaining permits if the Company is unable to obtain third party financial assurance to secure the Company's contractual obligations.

        Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and the operation and closure of the Company's waste-to-energy facility may require performance or surety bonds, letters of credit or other means of financial assurance to secure the Company's contractual performance. If the Company is unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, the Company could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair the Company's ability to secure future contracts conditioned upon the contractor having adequate insurance coverage.

The Company may be required to write-off capitalized charges or intangible assets in the future, which could harm the Company's earnings.

        Any write-off of capitalized costs or intangible assets reduces the Company's earnings and, consequently, could affect the market price of the Company's Class A common stock. In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to the Company's acquisitions, pending acquisitions, landfills and development projects. From time to time in future periods, the Company may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise, relating to (1) any operation that is permanently shut down or has not generated or is not expected to generate sufficient cash flow, (2) any pending acquisition that is not consummated, (3) any landfill or development project that is not expected to be successfully completed, and (4) any goodwill or other intangible assets that are determined to be impaired. The Company has incurred such charges in the past.

The Company's revenues and the Company's operating income experience seasonal fluctuations.

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

Efforts by labor unions to organize the Company's employees could divert management attention and increase the Company's operating expenses.

        Labor unions regularly make attempts to organize the Company's employees, and these efforts will likely continue in the future. Certain groups of the Company's employees have chosen to be represented by unions, and the Company has negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, the Company's revenues could decrease and the Company's operating expenses could increase, which could adversely affect the Company's financial condition, results of operations and cash flows. As of May 31, 2008, approximately 4.9% of the Company's employees involved in collection, transfer, disposal, recycling, waste-to-energy or other operations were represented by unions.

The Company's Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

        The holders of the Company's Class B common stock are entitled to ten votes per share and the holders of the Company's Class A common stock are entitled to one vote per share. At May 31, 2008, an aggregate of 988,200 shares of the Company's Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, the Company's Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of the Company's Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2008, the shares of the Company's Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 32.6% of the aggregate voting power of the Company's stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        At May 31, 2008, we owned and/or operated eight subtitle D landfills, two landfills permitted to accept construction and demolition materials, 30 transfer stations, 20 of which are owned, six of which are leased and four of which are under operating contract, 34 solid waste collection facilities, 23 of which are owned and 11 of which are leased, 38 recyclable processing facilities, 16 of which are owned, 15 of which are leased and seven of which are under operating contracts, one waste-to-energy facility, and we utilized ten corporate office and other administrative facilities, three of which are owned and seven of which are leased (See Item 1—Business section of this Form 10-K for property information by operating segment).

ITEM 3.    LEGAL PROCEEDINGS

        On September 12, 2001, the Company's subsidiary, North Country Environmental Services, Inc. ("NCES"), petitioned the New Hampshire Superior Court ("Superior Court") for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire ("Town") could lawfully prohibit NCES's expansion of its landfill in Bethlehem. The Town filed counterclaims seeking contrary declarations and other relief. The parties appealed the Superior Court's decision to the New Hampshire Supreme Court ("Supreme Court"). On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area. A significant portion of NCES's Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services ("NHDES"), however, was to lie outside the 51 acres. With respect to expansion outside the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings. On April 25, 2005, the Superior Court rendered summary judgment in NCES's favor on two of the four issues, leaving the other two issues for trial. The two issues that were decided on summary judgment remain subject to appeal by the Town. In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new "District V," which corresponded to the 51 acres. The Town then amended its pleadings to seek a declaration that the new ordinance was valid. The parties each filed motions for partial summary judgment. Following the court's decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES. On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated "Stage IV, Phase II") would be relocated within the 51 acres. That application was superseded by a new application, filed on November 30, 2007, that would bring all berms along the perimeter of the landfill's footprint within the 51 acres as well. NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe. The Superior Court granted the stay pending a decision by NHDES. The permit modification application currently remains pending before NHDES.

        The Company, on behalf of itself, its subsidiary FCR, LLC, and as a Majority Managing Member of Green Mountain Glass, LLC ("GMG"), initiated a declaratory judgment action against GR Technologies, Inc. ("GRT"), Anthony C. Lane and Robert Cameron Billmyer ("the Defendants") in June 2007, to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, intellectual property, and other related disputes. The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Management intends to vigorously contest those allegations, and it believes that the claims have no merit. The litigation is in its early stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company's business, financial condition, results of operations or cash flows.

        The Company has been involved in discussions with the New York Department of Labor ("DOL") regarding the applicability of certain state "Prevailing Wage" laws pertaining to work being undertaken by the Company at the Chemung County Landfill ("CCL"). On August 10, 2007, the DOL issued a letter opinion that cell construction work and other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung, Ontario and Clinton County), is providing a "public purpose," and accordingly are subject to the Prevailing Wage laws. The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief. Discussions with the DOL continue with a goal of resolving this matter. Any charge incurred by the Company related to these claims will be capitalized as part of the related landfill asset, and amortized over the life of the landfill as tons of waste are placed at each landfill site. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

        The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company's business, financial condition or results of operations or cash flows.

        The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock trades on the Nasdaq Global Select Market under the symbol "CWST". The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq Global Select Market.

Period	High	Low
Fiscal Year Ending April 30, 2007
First quarter	$16.48	$11.35
Second quarter	$13.88	$10.01
Third quarter	$12.95	$10.30
Fourth quarter	$12.62	$8.86
Fiscal Year Ending April 30, 2008
First quarter	$11.64	$8.87
Second quarter	$15.03	$10.23
Third quarter	$16.20	$10.70
Fourth quarter	$12.50	$9.64

        On May 30, 2008, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq Global Select Market were $11.43 and $11.12, respectively. As of May 30, 2008 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

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

Stock Performance Graph

        The stock performance graph below compares the percentage change in cumulative stockholder return on Class A common stock for the period from April 30, 2003 through April 30, 2008, with the cumulative total return on The NASDAQ Stock Market (U.S. & Foreign) Index and the Company's Industry Peer Group on The NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2003 of $100.00 in Class A common stock of the Company at the closing price on such date, in The NASDAQ Stock Market (U.S. & Foreign) Index and the Company's Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on the Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Casella Waste Systems, Inc., The NASDAQ Composite Index,
A New Peer Group And An Old Peer Group

    * $100 invested on 4/30/03 in stock or index-including reinvestment of dividends.
    Fiscal year ending April 30.

	April 30, 2003	April 30, 2004	April 30, 2005	April 30, 2006	April 30, 2007	April 30, 2008
Casella Waste Systems, Inc.	100.00	169.99	138.22	182.30	109.03	124.97
NASDAQ Composite	100.00	134.18	134.93	165.79	181.16	173.24
New Peer Group(1)	100.00	120.12	141.39	150.31	178.27	175.98
Old Peer Group(2)	100.00	123.00	89.41	82.17	85.10	67.27

(1)
The new peer group is comprised of securities of Waste Industries USA, Inc. and Waste Connections, Inc.

(2)
The old peer group is comprised of securities of Waste Industries USA, Inc. and Waste Services, Inc.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2006, 2007 and 2008, and the consolidated balance sheets as of April 30, 2007 and 2008 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2004 and 2005, and the consolidated balance sheet data as of April 30, 2004, 2005 and 2006 are derived from previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$415,289	$458,835	$501,437	$531,325	$579,517
Cost of operations	267,179	292,662	329,150	347,550	383,009
General and administration	55,600	60,758	65,617	73,202	74,184
Depreciation and amortization	58,470	64,528	63,481	70,748	77,769
Hardwick impairment and closing charge	1,663	—	—	26,892	1,400
Development project costs	—	295	1,329	752	534

Operating income	32,377	40,592	41,860	12,181	42,621
Interest expense, net	23,429	27,251	29,708	37,127	41,505
Other expense / (income), net	3,994	(1,266)	(7,622)	(1,622)	3,387

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	4,954	14,607	19,774	(23,324)	(2,271)
Provision (benefit) for income taxes	(1,190)	6,348	7,609	(7,849)	1,746

(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	6,144	8,259	12,165	(15,475)	(4,017)
Loss from discontinued operations, net	(762)	(908)	(1,061)	(1,691)	(1,705)
Loss on disposal of discontinued operations, net	—	(82)	—	(717)	(2,113)
Cumulative effect of change in accounting principle, net	2,723	—	—	—	—

Net (loss) income	$8,105	$7,269	$11,104	$(17,883)	$(7,835)
Preferred stock dividend	3,252	3,338	3,432	3,588	—

Net (loss) income available to common stockholders	$4,853	$3,931	$7,672	$(21,471)	$(7,835)

Basic net (loss) income per common share	$0.20	$0.16	$0.31	$(0.85)	$(0.31)

Basic weighted average common shares outstanding(1)	24,002	24,679	24,980	25,272	25,382

Diluted net (loss) income per common share	$0.20	$0.16	$0.30	$(0.85)	$(0.31)

Diluted weighted average common shares outstanding(1)	24,445	25,193	25,368	25,272	25,382

	Fiscal Year Ended April 30,
	2004	2005	2006	2007	2008
	(in thousands)
Other Operating Data:
Capital expenditures	$(55,805)	$(79,074)	$(112,472)	$(100,845)	$(73,174)

Other Data:
Cash flows provided by operating activities	$69,435	$83,208	$75,124	$81,056	$71,815

Cash flows used in investing activities	$(121,128)	$(102,765)	$(148,679)	$(97,270)	$(85,687)

Cash flows provided by financing activities	$46,122	$21,301	$74,018	$23,801	$3,368

Balance Sheet Data:
Cash and cash equivalents	$7,923	$8,578	$7,425	$12,366	$2,814

Working capital deficit, net(2)	$(25,875)	$(31,949)	$(23,216)	$(105,718)	$(20,153)

Property, plant and equipment, net	$366,739	$406,723	$474,292	$482,819	$488,028

Goodwill	$157,230	$157,492	$171,258	$168,998	$179,716

Total assets	$676,277	$712,454	$811,111	$834,093	$836,087

Long-term debt, less current maturities	$349,163	$378,436	$452,720	$476,225	$550,416

Redeemable preferred stock	$67,076	$67,964	$70,430	$74,018	$—

Total stockholders' equity	$130,055	$138,782	$149,490	$129,496	$124,682

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

        As of May 31, 2008, the Company owned and/or operated 34 solid waste collection operations, 30 transfer stations, 38 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 16.2% interest in a company that markets an incentive based recycling service.

Operating Results

        The Company publicly announced its guidance for fiscal year 2008 and stated that results would be in the following approximate ranges (assuming no growth in the regional economy; solid waste price growth of 3.0%, with overall volumes down; positive price growth for FCR Recycling, with flat volumes; and no major acquisitions):

  •
  Revenues between $570.0 million and $590.0 million;

  •
  Capital expenditures between $72.0 million and $76.0 million; and

  •
  Free cash flow (a non-GAAP measure) between $(1.0) million and $3.0 million.

        For the fiscal year ended April 30, 2008, the Company reported revenues of $579.5 million, an increase of $48.2 million, or 9.1%, from $531.3 million in fiscal year 2007. Solid waste revenue growth, including the Company's major account program, was 4.8% year over year, with 1.0% coming from price increases, primarily from our collection and transfer operations, and 3.0% coming mainly from landfill and major accounts volume increases and increases in solid waste recycling commodity prices. Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions and major accounts accounted for 0.8% of the increase. FCR Recycling revenue growth was 29.7%, with 23.5% coming from commodity price increases and 6.2% from higher volumes.

        Operating income increased by $30.4 million, or 249.2%, to $42.6 million in fiscal year 2008 from $12.2 million in fiscal year 2007. Operating results in fiscal years 2008 and 2007 were impacted by charges of $1.9 million and $27.7 million, respectively, associated with impairment charges and costs for the future closure of the Hardwick landfill facility as well as the write-off of certain deferred costs associated with projects determined to be no longer viable. Excluding these charges, operating margins were relatively consistent between years as total operating costs were relatively consistent with the higher levels of revenue.

        Capital expenditures in fiscal year 2008 were $73.2 million, which was at the low end of our guidance. Free cash flow results for fiscal year 2008 exceeded the high end of our guidance and improved compared to fiscal year 2007 primarily due to lower levels of capital expenditures. Our free cash flow for fiscal year 2008 and 2007 is calculated as follows (in thousands):

	Fiscal year ended April 30,
	2007	2008
Net cash provided by operating activities	$81,056	$71,815
Capital expenditures	(100,845)	(73,174)
Other	1,171	(6,696)

Free cash flow(1)	$(18,618)	$5,337

    (1)
    Free cash flow is a non-GAAP financial measure provided because certain investors use this information when analyzing the financial position of the solid waste industry, including us, and it assists investors in measuring our ability to meet capital expenditures, payments on operating lease contracts and working capital requirements. Free cash flow is not intended to replace "Net cash provided by operating activities", which is the most comparable GAAP financial measure. Attainment of our free cash flow target is also one of several metrics used in our incentive compensation calculations.

        In fiscal year 2008, the Company acquired five solid waste hauling operations. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company's historical results of operations.

        During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations. During the fourth quarter of fiscal year 2008, the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations.

        During the second quarter of fiscal year 2008, the Company completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded to loss on disposal of discontinued operations.

        During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded to loss on disposal of discontinued operations.

        As of April 30, 2008, the Company has deemed its FCR Greenville operation as held for sale and has classified this as a discontinued operation pursuant to the requirements of SFAS No 144. The divestiture was completed in June 2008 and resulted in a small gain in fiscal year 2009.

        The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

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

Landfill Accounting—Capitalized Costs and Amortization

        We use life-cycle accounting and the units-of-consumption method to recognize certain landfill costs. Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2006, 2007 and 2008 was $1.2 million, $1.4 million and $1.3 million, respectively.

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

        Units-of-consumption amortization rates are determined annually for each of our operating landfills. The rates are based on estimates provided by our engineers and accounting personnel and consider the information provided by airspace surveys, which are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations. Our estimate of future landfill permitting, acquisition, construction and preparation costs as of April 30, 2008 decreased to $379.6 million, compared to $387.7 million as of April 30, 2007 and $398.8 million as of April 30, 2006. The decrease in estimated future costs in fiscal year 2008 compared to fiscal year 2007 is primarily as a result of work completed. The decrease in estimated future costs in fiscal year 2007 compared to fiscal year 2006 is primarily as a result of work completed, the closure of the Hardwick facility and revised engineering estimates, partially offset by increases related to expansions planned at Ontario and Clinton County landfills.

        Remaining permitted and permittable airspace for the year ended April 30, 2008 was 92.4 million tons compared to 94.1 million tons as of April 30, 2007. The reduction of remaining airspace is primarily due to tons placed in fiscal year 2008, partially offset by an increase in permittable airspace at the Hakes construction and demolition landfill. The planned expansions at Ontario and Clinton landfills is the primary reason for the increase in remaining permitted and permittable airspace to 94.1 million tons as of April 30, 2007 compared to 86.7 million tons as of April 30, 2006.

        Landfill amortization expense for the years ended April 30, 2008, 2007 and 2006 was $35.1 million, $28.5 million and $23.8 million, respectively. Landfill amortization expense increased in fiscal year 2008 compared to fiscal year 2007 primarily due to higher expense at Pinetree landfill, to reflect the shorter life of the site as agreed with the State of Maine. The site will now close in December 2009. Landfill amortization expense increased in fiscal year 2007 compared to fiscal 2006 primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project.

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

        Our estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today's dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.8% for fiscal year 2008 and 2007). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (8.8% and 8.9% for fiscal year 2008 and 2007 respectively). Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $3.0 million, $2.3 million and $2.2 million in fiscal years 2008, 2007 and 2006, respectively. Our estimate of future capping, closure and post-closure costs was $208.5 million as of April 30, 2008, compared to $205.0 million as of April 30, 2007 and $185.1 million as of April 30, 2006.

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

        Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for capping, closure and post-closure of our landfills. The changes to accrued capping, closure and post-closure liabilities are as follows (in thousands):

	Fiscal Year Ended April 30,
	2007	2008
Beginning balance, May 1	$28,016	$38,372
Obligations incurred(1)	3,696	5,848
Revisions in estimates(2)	7,697	1,864
Accretion expense	2,253	3,010
Payments(3)	(3,290)	(6,965)

Balance, April 30	$38,372	$42,129

    (1)
    The increase in fiscal year 2008 compared to fiscal year 2007 is due to an increase in landfill volumes and higher average obligation rates.

    (2)
    The increase in fiscal year 2007 is primarily from capping, closure and post closure costs provided in conjunction with the closure of the Hardwick landfill facility.

    (3)
    The increase in fiscal 2008 is primarily due to payments made in conjunction with the closure of the Hardwick landfill facility.

        We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to our Consolidated Financial Statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. Based on our permitted and permittable airspace at April 30, 2008, we expect to make payments relative to capping, closure and post-closure activities from fiscal year 2009 through fiscal year 2107.

Asset Impairment

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

        Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we eliminated the amortization of goodwill and annually assess goodwill impairment at each fiscal year end by applying a fair value based test. We evaluate goodwill for impairment based on fair value of each operating segment. We estimate fair value based on net future cash flows discounted using an estimated weighted average cost of capital. We recognize an impairment if the net book value exceeds the fair value of the discounted future cash flows.

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

Income Tax Accruals

        We record income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No.109"). Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. Management judgment is required in determining our provision for income taxes and liabilities and any valuation allowance recorded against our net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets.

        We account for income tax uncertainties under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the recognition, de-recognition and measurement of potential tax benefits associates with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. Evaluating and estimating our uncertain tax positions and tax benefits is based on our judgment. If our judgments and estimates are incorrect, our provision for income taxes would change.

Stock-Based Compensation

        Effective May 1, 2006 the we adopted the provisions of SFAS No. 123(R), Shared-Based Payment ("SFAS No. 123(R)"), which establishes accounting for stock based awards exchanged for employee services using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the specified vesting period. Prior periods are not restated.

        Consistent with prior years we used the Black-Scholes valuation model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

        Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

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

        Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture's net income on the equity method in our results of operations. We also had a 20.5% interest in the common stock of RecycleRewards, Inc. ("RecycleRewards") a company that markets an incentive based recycling service. In April 2008, RecycleBank completed an equity offering to third party investors that reduced the Company's interest to 16.2%. Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008 the Company accounted for this investment under the equity method of accounting. Also, in the "Other" segment, we have ancillary revenues including major customer accounts.

        Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided.

	Fiscal Year Ended April 30,
	2006		2007		2008
Collection	$253,117	50.5%	$258,334	48.7%	$266,214	45.9%
Landfill / disposal facilities	97,801	19.5	106,465	20.0	106,234	18.3
Transfer	25,055	5.0	23,559	4.4	26,556	4.6
Recycling	125,464	25.0	142,967	26.9	180,513	31.2

Total revenues	$501,437	100.0%	$531,325	100.0%	$579,517	100.0%

        Collection and landfill/disposal facilities revenues each decreased as a percentage of total revenues in fiscal year 2008 compared to fiscal year 2007, mainly because of the increase in recycling revenues due to higher commodity prices. Collection and transfer revenue dollars increased in fiscal year 2008 due to the positive impact of price and volume increases in the Company's major accounts programs and in the North Eastern region and the effect of tuck-in acquisitions in the Central, Western and North Eastern regions and within the major accounts program.

        Collection revenues as a percentage of total revenues for fiscal year 2007 compared to fiscal year 2006 were lower compared to the prior year, mainly because of the increase in landfill and recycling revenues. Overall, the dollar increase in collection revenues year over year was due to the positive impact of acquisitions in the Central, Western and North Eastern regions and price increases throughout the solid waste segment. These increases were partially offset by lower collection volumes, with the most significant impact coming from the South Eastern region. The South Eastern region collection volumes declined as a result of overall market declines in construction activity. Transfer volumes in the South Eastern and Central regions were also impacted by these market conditions, which mainly accounted for the decrease in transfer revenues in fiscal year 2007 compared to 2006.

        Landfill/disposal revenues increased in fiscal year 2007 compared to fiscal year 2006 primarily due to a full year's operation of both Chemung landfill in the Western region and the Colebrook closure project in the Central region. Landfill price increases came from the North Eastern and Western regions in fiscal year 2007, however, the price increases were partially offset by lower volumes in the South Eastern and North Eastern regions.

        Recycling revenues are primarily from recycling facilities in the FCR segment and to a lesser extent from recycling facilities in the Central and Western regions. The increase in recycling revenue dollars in fiscal year 2008 is primarily attributable to higher commodity prices and to a lesser extent an increase in volumes. The increase in recycling revenue dollars for fiscal year 2007 compared to fiscal year 2006 is primarily attributable to higher commodity prices and volumes from the Company's existing facilities. The increase in fiscal year 2007 was also due in part to a full year's operation of Blue Mountain Recycling which included two recycling facilities and a small recyclable material transfer station.

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

	Fiscal Year Ended April 30,
	2006	2007	2008
Revenues	100.0%	100.0%	100.0%
Cost of operations	65.6	65.4	66.1
General and administration	13.1	13.8	12.8
Depreciation and amortization	12.7	13.3	13.4
Hardwick impairment and closing charges	0.0	5.1	0.2
Development project charges	0.3	0.1	0.1

Operating income	8.3	2.3	7.4
Interest expense, net	5.9	7.0	7.2
Loss (income) from equity method investments	(1.1)	(0.2)	1.1
Other income, net	(0.4)	(0.1)	(0.5)
Provision (benefit) for income taxes	1.5	(1.5)	0.3

(Loss) income from continuing operations before discontinued operations	2.4%	(2.9)%	(0.7)%

Fiscal Year 2008 versus Fiscal Year 2007

        Revenues.    Revenues increased $48.2 million, or 9.1% to $579.5 million in fiscal year 2008 from $531.3 million in fiscal year 2007. Solid waste revenues, including the Company's major accounts program, increased $20.7 million, with $4.4 million coming from price increases, primarily from our collection and transfer operations, and $13.0 million coming mainly from landfill and major accounts volume increases and increases in solid waste recycling commodity prices. Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western, North Eastern regions and major accounts accounted for $3.3 million of the increase. FCR recycling revenue increased $27.7 million mainly due to higher commodity prices.

        Cost of operations.    Cost of operations increased $35.5 million, or 10.2% to $383.0 million in fiscal year 2008 from $347.5 million in fiscal year 2007. Cost of operations as a percentage of revenues increased to 66.1% in fiscal year 2008 from 65.4% in the prior year, primarily due to an increase in the cost of purchased materials associated with higher FCR commodity prices as well as higher fuel costs, partially offset by lower direct operating costs and direct labor as well as property tax refunds.

        General and administration.    General and administration expenses increased $1.0 million or 1.4% to $74.2 million in fiscal year 2008 from $73.2 million in fiscal year 2007. General and administrative expenses decreased as a percentage of revenues to 12.8% in fiscal year 2008 from 13.8% in fiscal year 2007 due to higher levels of revenue as well as the Company's focus on cost reduction programs in fiscal year 2008. The dollar increase in general and administrative costs was due primarily to higher compensation costs which include a $1.2 million non-recurring charge for recruiting, equity compensation and termination costs associated with the Company's management reorganization, partially offset by lower bad debt allowances, communication and marketing expenses and legal and audit costs.

        Depreciation and amortization.    Depreciation and amortization expense increased $7.0 million, or 9.9%, to $77.8 million in fiscal year 2008 from $70.7 million in fiscal year 2007. Landfill amortization expense increased by $6.7 million primarily due to higher expense at Pinetree, to reflect the shorter life of the site as agreed with the State of Maine. Depreciation expense increased between periods by $0.5 million due to capital additions. Amortization of other intangible assets decreased by $0.2 million year over year as certain intangible assets were fully amortized during fiscal year 2008. Depreciation and amortization expense as a percentage of revenue increased to 13.4% in fiscal year 2008 from 13.3% in fiscal year 2007.

        Hardwick impairment and closing charge.    In the fourth quarter of fiscal year 2007, the Company closed its Hardwick landfill in the South Eastern region following the defeat of a proposed amendment to the Hardwick zoning bylaws and recorded an impairment charge of $18.7 million which reflected the write-off of the net book value of the facility along with closing charges of $8.2 million in estimated future cash expenditures on capping, closure and post closure of the landfill. In the fourth quarter of fiscal year 2008 the Company recorded a $1.4 million charge associated with revised estimates for its future cash expenditures on capping, closure and post-closure activities at the landfill.

        Development project charges.    In the fourth quarter of fiscal years 2008 and 2007, the Company wrote-off $0.5 million and $0.8 million in deferred costs associated with certain development projects deemed no longer viable.

        Operating income.    Operating income increased $30.4 million, or 249.2%, to $42.6 million in fiscal year 2008 from $12.2 million in fiscal year 2007 and increased as a percentage of revenues to 7.4% in fiscal year 2008 from 2.3% in fiscal year 2007. The North Eastern region operating income declined as landfill amortization expense at Pinetree increased year over year as discussed above. The South Eastern region operating income increased due to the impact in the prior year of the Hardwick impairment and closing charge discussed above, partially offset by an increase in prior year revenue as a result of the true-up of the Brockton closure project and higher operating costs in the current year. FCR's operating income increased in fiscal year 2008 compared to fiscal year 2007 mainly due to higher prices and lower operating costs as a percentage of revenue year over year. Included in FCR operating income is $1.4 million of income from the transactions involving the domestic brokerage and Canadian recycling operations, as payments received on the notes receivable in fiscal year 2008 exceeded the balance of the net assets under contractual obligation.

        Interest expense, net.    Net interest expense increased $4.4 million, or 11.9% to $41.5 million in fiscal year 2008 from $37.1 million in fiscal year 2007. This increase is attributable to higher debt levels, including the preferred shares which were redeemed in fiscal year 2008, compared to the prior year. In conjunction with the redemption, the Company recorded accrued dividends for the fiscal year 2008, in the amount of $1.0 million, as interest expense. Net interest expense, as a percentage of revenues, increased to 7.2% in fiscal year 2008 from 7.0% in fiscal year 2007.

        Loss (income) from equity method investments.    The loss from equity method investments in fiscal year 2008 relates to the Company's 50% joint venture interest in GreenFiber and the Company's interest in RecycleRewards. GreenFiber reported a loss for fiscal year 2008 of which the Company's share was $4.0 million, compared to income of $2.1 million in fiscal year 2007. GreenFiber's revenue and income were down in fiscal year 2008 due to a slowdown in new home construction and higher fiber prices. RecycleRewards reported a loss for fiscal year 2008, of which the Company's share was $2.1 million compared to a loss of $1.1 million in fiscal year 2007. Effective April 2008, the Company changed the accounting for its investment in RecycleRewards from the equity method of accounting to the cost method of accounting as RecycleRewards completed an equity offering to third party investors that reduced the Company's interest to 16.2%.

        Other income, net.    Other income for fiscal year 2008 amounted to $2.7 million compared to $0.6 million in fiscal year 2007. Other income in fiscal year 2008 includes $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company's Maine Energy subsidiary and fifteen municipalities which were party to the agreements. On June 18, 2007, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligations. Also included in other income are dividends of $0.4 million and $0.2 million for fiscal years 2008 and 2007 respectively from our investment in Evergreen National Indemnity Company ("Evergreen").

        Provision (benefit) for income taxes.    Provision (benefit) for income taxes increased $9.5 million in fiscal year 2008 to $1.7 million from $(7.8) million in fiscal year 2007. The effective tax rate decreased to (76.9)% in the year ended April 30, 2008 from 33.7% in fiscal year 2007. The rate variance between the periods is due mainly to the low level of book income from operations, the add back of non-deductible items, including non-deductible losses related to RecycleRewards, Inc. and preferred stock dividends recorded as interest expense.

        Loss from discontinued operations/Loss on disposal of discontinued operations.    During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations. During the fourth quarter of fiscal year 2008, the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations.

        During the second quarter of fiscal year 2008, the Company completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded to loss on disposal of discontinued operations.

        During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded to loss on disposal of discontinued operations.

        As of April 30, 2008, the Company has deemed its FCR Greenville operation as held for sale and has classified this as a discontinued operation pursuant to the requirements of SFAS No 144. The divestiture was completed in June 2008 and resulted in a small gain in fiscal year 2009.

        The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Fiscal Year 2007 versus Fiscal Year 2006

        Revenues.    Revenues increased $29.9 million, or 6.0% to $531.3 million in fiscal year 2007 from $501.4 million in fiscal year 2006. Revenues from the rollover effect of acquired businesses accounted for $15.1 million of the increase, including tuck-in hauling acquisitions in the Central, Western and North Eastern regions, a full year of a newly acquired landfill closure project in the Central region, the acquisition of two recycling facilities and a small recyclable material transfer station in the FCR region and the new Chemung contract to operate a landfill and transfer station in the Western region. The effect of acquisitions was partially offset by $0.5 million as a result of the transfer of a Canadian recycling operation to a former employee. Solid waste revenues, including the Company's major accounts program, increased $6.1 million due to higher prices, which accounted for $12.4 million, partially offset by a decrease of $6.3 million primarily due to lower volumes in the Central, Western and South Eastern regions. The South Eastern region reductions in volume were partially offset by revenues from the true-up of the Brockton closure project. Excluding the rollover effect of acquisitions, FCR revenue increased $8.8 million due to increases in commodity prices and volume.

        Cost of operations.    Cost of operations increased $18.4 million or 5.6% to $347.6 million in fiscal year 2007 from $329.2 million in fiscal year 2006. Cost of operations as a percentage of revenues in fiscal year 2007 was 65.4%, which was relatively flat compared to 65.6% in fiscal year 2006.

        General and administration.    General and administration expenses increased $7.6 million, or 11.6% to $73.2 million in fiscal year 2007 from $65.6 million in fiscal year 2006, and increased as a percentage of revenues to 13.8% in fiscal year 2007 from 13.1% in fiscal year 2006. The dollar increase in general and administration expenses was due primarily to higher compensation which includes the adoption of SFAS No. 123(R), legal expenses, and bad debt allowances, partially offset by lower audit costs.

        Depreciation and amortization.    Depreciation and amortization expense increased $7.2 million, or 11.3%, to $70.7 million in fiscal year 2007 from $63.5 million in fiscal year 2006. Depreciation expense increased by $2.6 million between periods due to capital additions. Landfill amortization expense increased by $4.6 million primarily due to the startup of the Colebrook closure project in the Central region and the true up of the Brockton closure project in the South Eastern region, partially offset by a decrease due to lower volumes at the Worcester closure project. Depreciation and amortization expense as a percentage of revenue increased to 13.3% for fiscal year 2007 from 12.7% for fiscal year 2006.

        Hardwick impairment and closing charge.    The Hardwick landfill, which was acquired in March 2003, located in Hardwick, Massachusetts, was closed following the defeat of a proposed amendment to the Hardwick zoning bylaws at a Hardwick Town Meeting held in January 2007. Following such closure, the Company reviewed its options available and efforts to overturn the adverse decisions of the Town of Hardwick and its Zoning Board of Appeals, including the Company's pending litigation and its efforts to effect a reconsideration of the adverse Town Meeting votes. In connection with such review, the Company assessed the likelihood of a successful outcome in relation to the expected costs of those efforts, and on the basis of the assessment the Company decided to cease such efforts. As a result, the Company recorded an impairment charge of $18.7 million which reflects the write-off of the net book value of the facility along with closing charges of $8.2 million in estimated future cash expenditures on capping, closure and post closure of the landfill.

        Development project charges.    In the fourth quarter of fiscal year 2007, the Company wrote-off $0.8 million in deferred costs associated with certain development projects deemed no longer viable. Due to the uncertainty regarding if and when the project will be restarted, a charge of $1.3 million was recorded in fiscal year 2006 to write-off the development costs incurred in pursuit of a contract to develop and operate the Town of Templeton, Massachusetts sanitary landfill.

        Operating income.    Operating income decreased by $29.7 million, or 70.9%, to $12.2 million in fiscal year 2007 from $41.9 million in fiscal year 2006 and decreased as a percentage of revenues to 2.3% in fiscal year 2007 compared to 8.3% in fiscal year 2006. The margin decrease was primarily due to the impairment charge taken for the closure of the Hardwick landfill facility and the write-off of deferred acquisition costs as described above. Operating income for the solid waste regions was relatively flat as higher revenues were offset by higher operating costs, as described above. FCR's operating income increased in fiscal year 2007 compared to fiscal year 2006 mainly due to the effect of acquisitions, higher commodity prices and volumes.

        Interest expense, net.    Net interest expense increased $7.4 million, or 25.0% to $37.1 million in fiscal year 2007 from $29.7 million in fiscal year 2006. This increase is attributable to higher average interest rates, an increase from 7.8% to 8.5%, along with higher debt levels in fiscal year 2007 compared to the prior year period. Net interest expense, as a percentage of revenues, increased to 7.0% for fiscal year 2007 from 5.9% for fiscal year 2006.

        Loss (income) from equity method investments.    The income from equity method investments for fiscal year 2007 is derived from the Company's interests in GreenFiber and RecycleRewards (formerly RecycleBank). GreenFiber reported income of which the Company's share was $2.1 million for fiscal year 2007, compared to $5.7 million for fiscal year 2006. GreenFiber's revenue and income were down in fiscal year 2007 due to a decline in new residential construction and the higher cost of fiber and transportation. RecycleRewards reported a loss for fiscal year 2007, of which the Company's share was $1.1 million compared to a loss of $0.1 million in fiscal year 2006.

        Other income, net.    Other income in fiscal year 2007 was $0.6 million compared to other income of $1.9 million in fiscal year 2006. Included in other income are dividends of $0.2 million and $0.4 million for fiscal year 2007 and 2006 respectively from our investment in Evergreen. Other income in fiscal year 2006 also consisted of a gain on the sale of Sterling Construction, Inc. (formerly Oakhurst Company, Inc.) warrants in the amount of $1.2 million. At the time of sale, there was no book value associated with these warrants as they had been previously written off.

        Provision (benefit) for income taxes.    Provision (benefit) for income taxes decreased $15.4 million for fiscal year 2007 to ($7.8) million from $7.6 million for fiscal year 2006. The effective tax rate decreased to 33.7% for fiscal year 2007 from 38.5% for fiscal year 2006. Due to the pre-tax loss from continuing operations, the income tax benefit and the resulting effective tax rate for fiscal year 2007 decreased primarily due to certain state net operating losses for which the Company is receiving no tax benefit. In fiscal year 2006 when the Company had pre-tax income from continuing operations, the income tax provision and resulting effective tax rate were reduced primarily due to a decrease in the overall state tax rate and a decrease in the valuation allowance on certain state net operating losses.

        Loss from discontinued operations/Loss on disposal of discontinued operations.    During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations.

        During the second quarter of fiscal year 2008, the Company completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region. During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region. As of April 30, 2008, the Company has deemed its FCR Greenville operation as held for sale and has classified this as a discontinued operation pursuant to the requirements of SFAS No 144.

        The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

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

        Our capital expenditures were $73.2 million in fiscal year 2008 compared to $100.8 million in fiscal year 2007. Growth capital expenditures were $19.0 million and $36.7 million in fiscal years 2008 and 2007 respectively, and maintenance capital expenditures were $54.2 million and $64.1 million in fiscal years 2008 and 2007 respectively. Capital spending was higher in fiscal year 2007 mainly due to capital expenditures related to landfills as well as upgrades to equipment at various recycling facilities. We expect capital spending to be between $73.0 million and $77.0 million in fiscal year 2009.

        We had a net working capital deficit of $20.2 million at April 30, 2008 compared to a net working capital deficit of $105.7 million at April 30, 2007. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factor accounting for the increase in net working capital was the classification of the Company's Series A redeemable, convertible preferred shares as a current liability at April 30, 2007 as the Company redeemed these in August 2007. Also contributing to the increase were higher accounts receivable associated with higher revenue, higher deferred income taxes and lower other accrued liabilities. Offsetting these were higher accrued payroll and related expenses at April 30, 2008.

        On April 29, 2005, we entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350.0 million. On July 25, 2006, we amended the facility to increase the amount to $450.0 million, and on May 9, 2007, we further amended the facility to increase the amount of the facility to $525.0 million, including a $175.0 million term B loan and a revolver of $350.0 million. This credit facility is secured by all of our assets, including our interest in the equity securities of our subsidiaries. The credit facility matures April 2010. The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the former credit facility. Further advances were available under the revolver in the amount of $156.1 million and $145.5 million as of April 30, 2008 and 2007, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $40.4 million and $52.5 million as of April 30, 2008 and 2007, respectively. As of April 30, 2008 and 2007, no amounts had been drawn under the outstanding letters of credit.

        The credit facility agreement contains covenants that may limit our activities, including covenants that restrict dividends on common stock, limit capital expenditures, and set minimum net worth and interest coverage and leverage ratios. As of April 30, 2008, we were in compliance with all covenants. We have historically entered into interest rate derivative agreements to balance fixed and floating rate debt interest risk in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt. We terminated two interest rate swap agreements effective April 28, 2005 concurrent with entering into the new credit facility. We received net proceeds of $0.4 million which were amortized against interest expense over the original term of the swap contracts to February 2006.

        We are party to four separate interest rate swap agreements with four banks for a notional amount of $105.0 million. Three agreements, for a notional amount of $75.0 million, effectively fix the interest index rate on the entire notional amount at 4.44% from May 4, 2006 through May 5, 2008. The remaining agreement for a notional amount of $30.0 million effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133").

        On August 22, 2007, we entered into two separate interest rate swap agreements for a notional amount of $75.0 million, which effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        We are party to two separate interest rate zero-cost collars with two banks for a notional amount of $60.0 million. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        As of April 30, 2006, we had outstanding $195.0 million of 9.75% senior subordinated notes (the "notes") which mature in January 2013. The senior subordinated note indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

        On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the "Authority") of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the "Bonds"). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the "Indenture") and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A.

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

        On August 13, 2007, we redeemed all of the outstanding shares of our Series A Preferred Stock, pursuant to the mandatory redemption requirements set forth in the Certificate of Designation for the Series A Preferred Stock. The shares were redeemed at an aggregate redemption price of $75.1 million, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. The redemption of the Series A Preferred Stock was effected through cash payouts by us of the redemption price upon receipt of stock certificates and other related documentation from the holders thereof. We borrowed against the senior credit facility to fund this redemption.

        Net cash provided by operating activities in fiscal years ended April 30, 2008 and 2007 amounted to $71.8 million and $81.1 million, respectively. Fiscal year 2008 net loss adjusted for impairment charge, loss on disposal of discontinued operations, loss from discontinued operations and development project charges totaled $(2.1) million. This resulted in a decrease of $14.3 million when compared to the fiscal year 2007 total of $12.2 million. Higher depreciation and amortization in fiscal year 2008 versus fiscal 2007 resulted in a $7.0 million increase. Landfill amortization expense increased by $6.7 million primarily due to higher expense at Pinetree, to reflect the shorter life of the site as agreed with the State of Maine. Other increases are attributable to lower deferred taxes in fiscal year 2008 versus 2007 resulting in a $8.9 million increase as well as loss (income) from equity method investments resulting in an increase if $7.1 million for the same period. Changes in assets and liabilities, net of effects of acquisitions and divestitures decreased $15.5 million from fiscal year 2007 to fiscal year 2008. Changes in accounts receivable amounted to a $3.6 million increase in cash flows in fiscal year 2008 compared to fiscal year 2007. This is attributable to more effective receivable collections as evidenced by our days sales outstanding ratio which decreased to 38.2 days at April 30, 2008 from 39.3 days at April 30, 2007. The change in accounts payable during the fiscal year ended April 30, 2008 amounted to a decrease of $6.9 million. The decrease from the prior year period is primarily due to the timing of capital and other expenditures at April 30, 2007 versus April 30, 2006. Changes in other assets and liabilities decreased $12.1 million from the prior year due primarily to the following: (1) interest accruals amounted to a $3.2 million decrease which is related to higher borrowings at April 30, 2007 versus April 30, 2006 and lower interest rates and the timing of borrowings in the current year, (2) lower other long-term liabilities at April 30, 2008 associated primarily with the Maine Energy settlement resulting in a $2.4 million decrease, (3) lower increases in accrued capping, closure and post-closure costs in fiscal year 2008 versus fiscal year 2007 primarily due to fiscal year 2008 closure payments associated with Hardwick Landfill resulting in a $2.4 million decrease, (4) lower other accrued liabilities at April 30, 2008 primarily due to lower accruals associated with capital expenditures resulting in a $4.5 million decrease, (5) higher prepaid expenses at April 30, 2008 associated with the timing of various payments, amounting to a $1.1 million decrease, offset by (6) higher payroll accruals at April 30, 2008 associated with year end bonus accruals amounting to a $1.1 million increase.

        Net cash used in investing activities was $85.7 million in fiscal year 2008 compared to $97.5 million used in investing activities in fiscal year 2007. The decrease in cash used in investing activities was due to (1) lower capital expenditures in fiscal year 2008 of $27.7 million, (2) lower investments in unconsolidated entities in fiscal year 2008 versus fiscal year 2007 amounting to $4.2 million, offset by (3) higher fiscal year 2008 payments on landfill operating lease contracts amounting to a $2.1 million increase in cash used, (4) higher acquisition activity in the current year amounting to $9.1 million due primarily to the final earnout payment associated with Blue Mountain Recycling, LLC, (5) the result of

$5.5 million in funds becoming available from escrow associated with the Company's revenue bonds during fiscal year 2007 and (6) lower proceeds from divestitures amounting to $5.0 million.

        Net cash provided by financing activities was $3.4 million for fiscal year 2008 compared to $23.8 million in fiscal year 2007. The decrease in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities in the current period.

        In fiscal year 2008, we acquired five solid waste hauling operations. These transactions were in exchange for total consideration of $1.2 million, including $0.8 million in cash and $0.4 in notes payable to seller. We also made a final earnout payment of $11.1 million to the members of Blue Mountain Recycling, LLC which was acquired in fiscal year 2006. In fiscal year 2007, we acquired thirteen solid waste hauling operations for an aggregate consideration of $3.4 million, consisting of $2.8 million in cash, $0.4 million in notes payable and $0.2 in other liabilities assumed. For the landfill operating lease contracts, we made payments totaling $7.1 million, $5.0 million and $10.5 million in fiscal years 2008, 2007 and 2006, respectively.

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

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commitments as of April 30, 2008 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2009	2010-2011	2012-2013	Thereafter	Total
Long-term debt	$2,112	$326,502	$194	$220,000	$548,808
Capital lease obligations	646	8,258	553	—	9,457
Interest obligations(1)	39,852	57,440	34,087	13,787	145,166
Operating leases(2)	11,487	38,232	19,333	82,574	151,626
Capping / closure / post-closure	11,537	10,781	9,308	176,864	208,490

Total contractual cash obligations(3)	$65,634	$441,213	$63,475	$493,225	$1,063,547

(1)
Interest obligations based on long-term debt and capital lease balances as of April 30, 2008. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2008.

(2)
Includes obligations related to landfill operating lease contracts.

(3)
Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2009.

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

New Accounting Standards

        Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

        As a result of the implementation of FIN No. 48, the cumulative effect of the changes to the Company's reserve for uncertain tax positions was accounted for as a $1.7 million adjustment to increase the beginning balance of retained earnings and a $0.5 million decrease to goodwill on the Company's balance sheet. As of May 1, 2007, the Company had approximately $5.5 million of total gross unrecognized tax benefits. Of this total, approximately $3.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of May 1, 2007, the Company had accrued interest and penalties related to uncertain tax positions of $0.3 million.

        The amount of the cumulative effect of the change to the Company's reserve for uncertain tax positions, and related interest and taxes, which increased retained earnings as previously disclosed, has increased by $540, as a result of the Company's final analysis.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position ("FSP") does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 and does not expect this statement to have a material impact on its financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        At April 30, 2008, our outstanding variable rate debt consisted of the $162.6 million senior secured revolving credit facility and $25.0 million of Finance Authority of Maine Bonds. If interest rates on this variable rate debt increased or decreased by 100 basis points, our annual interest expense would increase or decrease by approximately $1.9 million. The remainder of our debt is at fixed rates and not subject to interest rate risk.

        We are party to four separate interest rate swap agreements with four banks for a notional amount of $105.0 million. Three agreements, for a notional amount of $75.0 million, effectively fix the interest index rate on the entire notional amount at 4.4% from May 4, 2006 through May 5, 2008. The remaining agreement for a notional amount of $30.0 million effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        On August 22, 2007, we entered into two separate interest rate swap agreements for a notional amount of $75.0 million, which effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009. These agreements will be specifically designated to interest payments under the Company's term B loan and will be accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        We are party to two separate interest rate zero-cost collars with two banks for a notional amount of $60.0 million. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        We are subject to commodity price fluctuations related to the portion of our sales of recyclable commodities that are not under floor or flat pricing arrangements. As of April 30, 2008, to minimize our commodity exposure, we were party to twenty-eight commodity hedging agreements. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. If commodity prices were to change by 10%, the impact on our operating income is estimated at $7.4 million as of April 30, 2008, without considering our hedging agreements, which are solely for OCC and ONP, but considering our revenue share contracts. The use of the Company's hedging instruments would reduce the impact by approximately $0.8 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        As discussed in Note 2 to the consolidated financial statements, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective May 1, 2007.

        As discussed in Note 13 to the consolidated financial statements, the company adopted SFAS No. 123(R), Share-Based Payment, effective May 1, 2006.

VITALE, CATURANO & CO. LTD.

Boston, Massachusetts
June 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Casella Waste Systems, Inc.:

        In our opinion, the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended April 30, 2006 present fairly, in all material respects, the results of operations and cash flows of Casella Waste Systems, Inc. and its subsidiaries (the "Company") for the year ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended April 30, 2006 listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Boston, Massachusetts
June 21, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 17 as to which the date is June 20, 2008

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2008, the Company's internal control over financial reporting is effective based on those criteria. The effectiveness of the Company's internal control over financial reporting as of April 30, 2008 has been audited by Vitale Caturano & Company, LTD., an independent registered public accounting firm. Vitale Caturano & Company, LTD has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2007	April 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,366	$2,814
Restricted cash	73	95
Accounts receivable—trade, net of allowance for doubtful accounts of $1,586 and $1,752	60,363	62,233
Notes receivable—officer/employees	87	132
Refundable income taxes	1,340	2,020
Prepaid expenses	5,448	6,930
Inventory	3,423	3,876
Deferred income taxes	8,215	15,433
Other current assets	1,631	1,692
Current assets of discontinued operations	1,854	260

Total current assets	94,800	95,485
Property, plant and equipment, net of accumulated depreciation and amortization of $414,980 and $484,620	482,819	488,028
Goodwill	168,998	179,716
Intangible assets, net	2,217	2,608
Restricted assets	12,734	13,563
Notes receivable—officer/employees	916	1,101
Deferred income taxes	1,546	—
Investments in unconsolidated entities	49,969	44,617
Net assets under contractual obligation	55	—
Other non-current assets	10,885	10,487
Non-current assets of discontinued operations	9,154	482

	739,293	740,602

	$834,093	$836,087

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30, 2007	April 30, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,215	$2,112
Current maturities of capital lease obligations	1,104	646
Series A redeemable, convertible preferred stock	74,018	—
Accounts payable	51,122	51,731
Accrued payroll and related expenses	8,444	11,251
Accrued interest	9,275	8,668
Current accrued capping, closure and post-closure costs	8,921	9,265
Other accrued liabilities	32,001	28,202
Current liabilities of discontinued operations	2,052	949

Total current liabilities	188,152	112,824
Long-term debt, less current maturities	476,225	550,416
Capital lease obligations, less current maturities	650	8,811
Accrued capping, closure and post-closure costs, less current portion	29,451	32,864
Deferred income taxes	—	313
Other long-term liabilities	10,062	6,007
Non-current liabilities of discontinued operations	57	170
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,332,000 and 24,466,000 shares as of April 30, 2007 and 2008, respectively	243	245
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive loss	(1,001)	(2,568)
Additional paid-in capital	273,345	276,189
Accumulated deficit	(143,101)	(149,194)

Total stockholders' equity	129,496	124,682

	$834,093	$836,087

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2006	2007	2008
Revenues	$501,437	$531,325	$579,517
Operating expenses:
Cost of operations	329,150	347,550	383,009
General and administration	65,617	73,202	74,184
Depreciation and amortization	63,481	70,748	77,769
Hardwick impairment and closing charges	—	26,892	1,400
Development project charges	1,329	752	534

	459,577	519,144	536,896

Operating income	41,860	12,181	42,621
Other expense/(income), net:
Interest income	(928)	(1,265)	(1,354)
Interest expense	30,636	38,392	42,859
Loss (income) from equity method investments	(5,742)	(1,051)	6,077
Other income	(1,880)	(571)	(2,690)

Other expense, net	22,086	35,505	44,892

(Loss) income from continuing operations before income taxes and discontinued operations	19,774	(23,324)	(2,271)
Provision (benefit) for income taxes	7,609	(7,849)	1,746

(Loss) income from continuing operations before discontinued operations	12,165	(15,475)	(4,017)
Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $649, $1,029 and $990)	(1,061)	(1,691)	(1,705)
Loss on disposal of discontinued operations (net of income tax benefit of $449 and $1,130)	—	(717)	(2,113)

Net (loss) income	11,104	(17,883)	(7,835)
Preferred stock dividend	3,432	3,588	—

Net (loss) income (applicable) available to common stockholders	$7,672	$(21,471)	$(7,835)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands)

	Fiscal Year Ended April 30,
	2006	2007	2008
Earnings Per Share:
Basic:
(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$0.35	$(0.75)	$(0.16)
Loss from discontinued operations, net	(0.04)	(0.07)	(0.07)
Loss on disposal of discontinued operations, net	—	(0.03)	(0.08)

Net (loss) income per common share (applicable) available to common stockholders	$0.31	$(0.85)	$(0.31)

Basic weighted average common shares outstanding	24,980	25,272	25,382

Diluted:
(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$0.34	$(0.75)	$(0.16)
Loss from discontinued operations, net	(0.04)	(0.07)	(0.07)
Loss on disposal of discontinued operations, net	—	(0.03)	(0.08)

Net (loss) income per common share (applicable) available to common stockholders	$0.30	$(0.85)	$(0.31)

Diluted weighted average common shares outstanding	25,368	25,272	25,382

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Class A Common Stock		Class B Common Stock
	# of Shares	Par Value	# of Shares	Par Value
Balance, April 30, 2005	23,860	$239	988	$10
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	256	2	—	—
Issuance of Class A common stock from the conversion of preferred stock	69	1	—	—
Accrual of preferred stock dividend	—	—	—	—
Net income	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Other	—	—	—	—

Balance, April 30, 2006	24,185	$242	988	$10

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	147	$1	—	$—
Equity compensation expense	—	—	—	—
Accrual of preferred stock dividend	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—

Balance, April 30, 2007	24,332	$243	988	$10

Cumulative effect of adoption of FIN 48 as of May 1, 2007	—	$—	—	$—
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	134	2	—	—
Equity compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—

Balance, April 30, 2008	24,466	$245	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(In thousands)

	Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Total Comprehensive Income
Balance, April 30, 2005	$274,088	$(136,322)	$767	$138,782
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	2,675	—	—	2,677
Issuance of Class A common stock from the conversion of preferred stock	965	—	—	966
Accrual of preferred stock dividend	(3,432)	—	—	(3,432)
Net income	—	11,104	—	11,104	$11,104
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(608)	(608)	(608)

Total comprehensive income	—	—	—	—	$10,496

Other	1	—	—	1

Balance, April 30, 2006	$274,297	$(125,218)	$159	$149,490

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	$1,934	$—	$—	$1,935
Equity compensation expense	702	—	—	702
Accrual of preferred stock dividend	(3,588)	—	—	(3,588)
Net loss	—	(17,883)	—	(17,883)	$(17,883)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(1,160)	(1,160)	(1,160)

Total comprehensive loss	—	—	—	—	$(19,043)

Balance, April 30, 2007	$273,345	$(143,101)	$(1,001)	$129,496

Cumulative effect of adoption of FIN 48 as of May 1, 2007	$—	$1,742	$—	$1,742
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,468	—	—	1,470
Equity compensation expense	1,376	—	—	1,376
Net loss	—	(7,835)	—	(7,835)	$(7,835)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(1,567)	(1,567)	(1,567)

Total comprehensive loss	—	—	—	—	$(9,402)

Balance, April 30, 2008	$276,189	$(149,194)	$(2,568)	$124,682

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2006	2007	2008
Cash Flows from Operating Activities:
Net (loss) income	$11,104	$(17,883)	$(7,835)
Loss from discontinued operations, net	1,061	1,691	1,705
Loss on disposal of discontinued operations, net	—	717	2,113
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Gain on sale of equipment	(105)	(806)	(387)
Depreciation and amortization	63,481	70,748	77,769
Depletion of landfill operating lease obligations	6,284	7,021	6,010
Hardwick impairment and closing charges	—	26,892	1,400
Development project charges	1,329	752	534
Income from assets under contractual obligation	—	(190)	(1,605)
Preferred stock dividend (included in interest expense)	—	—	1,038
Maine Energy settlement	—	—	(2,142)
Loss (income) from equity method investments	(5,742)	(1,051)	6,077
Stock-based compensation	—	702	1,376
Excess tax benefit on the exercise of stock options	—	—	(103)
Deferred income taxes	4,984	(11,246)	(2,373)
Changes in assets and liabilities, net of effects of acquisitions and divestitures—
Accounts receivable	(6,313)	(5,076)	(1,476)
Accounts payable	(1,572)	6,440	(470)
Other assets and liabilities	613	2,345	(9,816)

	62,959	96,531	75,832

Net Cash Provided by Operating Activities	75,124	81,056	71,815

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(19,691)	(2,750)	(11,881)
Additions to property, plant and equipment—growth	(47,474)	(36,738)	(18,950)
—maintenance	(64,998)	(64,107)	(54,224)
Payments on landfill operating lease contracts	(10,539)	(4,995)	(7,143)
Proceeds from divestitures	—	7,383	2,373
Proceeds from sale of equipment	1,678	1,708	2,634
Restricted cash from revenue bond issuance	(5,469)	5,535	—
Investment in unconsolidated entities	(3,047)	(4,378)	(156)
Proceeds from assets under contractual obligation	861	1,072	1,660

Net Cash Used In Investing Activities	(148,679)	(97,270)	(85,687)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	208,997	267,525	301,200
Principal payments on long-term debt	(136,411)	(244,750)	(223,692)
Deferred financing costs	(768)	(582)	(554)
Redemption of Series A redeemable, convertible preferred stock	—	—	(75,056)
Proceeds from exercise of stock options	2,200	1,608	1,367
Excess tax benefit on the exercise of stock options	—	—	103

Net Cash Provided by Financing Activities	74,018	23,801	3,368

Discontinued Operations:
Provided by (Used in) Operating Activities	(64)	(667)	402
Provided by (Used in) Investing Activities	(1,539)	(1,979)	550
Used in Financing Activities	(13)	—	—

Cash Provided by (Used in) Discontinued Operations	(1,616)	(2,646)	952

Net (decrease) increase in cash and cash equivalents	(1,153)	4,941	(9,552)
Cash and cash equivalents, beginning of period	8,578	7,425	12,366

Cash and cash equivalents, end of period	$7,425	$12,366	$2,814

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$27,984	$34,307	$40,792
Income taxes, net of refunds	$1,286	$2,708	$1,426
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations—
Fair value of assets acquired	$26,077	$3,420	$12,305
Cash paid, net	(19,691)	(2,750)	(11,881)

Notes payable, liabilities assumed and holdbacks to sellers	$6,386	$670	$424

Note receivable recorded upon divestiture	$—	$—	$2,500

Property, plant and equipment acquired through financing arrangement	$—	$—	$3,612

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Casella Waste Systems, Inc. ("the Company" or "the Parent") together with its subsidiaries is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at its facilities as well as recyclables purchased from third parties. The Company also generates and sells electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP ("Maine Energy").

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

  Landfill Accounting-Capitalized Costs and Amortization

        Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2006, 2007 and 2008 was $1,239, $1,397 and $1,304, respectively.

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

        Units-of-consumption amortization rates are determined annually for each of the Company's operating landfills, and such rates are based on estimates provided by its engineers and accounting personnel and consider the information provided by surveys, which are performed at least annually.

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

  Landfill Accounting-Accrued Capping, Closure and Post-Closure Costs

        Capping includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill. The Company's engineering personnel estimate the cost for each capping event based on the acreage to be capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

        Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. The Company estimates, based on input from our engineers, accounting personnel and consultants, the Company's future cost requirements for closure and post-closure monitoring and maintenance based on the Company's interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future capping, closure and post-closure costs, the Company considers costs associated with permitted and permittable airspace.

        The Company's estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today's dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.8% for fiscal year 2007 and 2008, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred (8.9% and 8.8% for fiscal year 2007 and 2008 respectively). Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, the Company accretes its capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $2,224, $2,253 and $3,010 in fiscal years 2006, 2007 and 2008, respectively.

        The Company provides for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

  Recovery of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. An impairment loss is recorded if the amount by which the carrying amount of the assets exceeds their fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

  Allowance for Doubtful Accounts

        The Company estimates the allowance for bad debts based on historical collection experience, current trends, credit policy and a review of accounts receivable by aging category.

  Self Insurance Reserves

        The Company is self insured for vehicles and worker's compensation. Our maximum exposure in fiscal 2008 under the worker's compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in the Company's consolidated balance sheet as an accrued liability. The Company uses a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company's self insurance reserves totaled $13,564 and $12,129 at April 30, 2007 and 2008, respectively.

  Income Taxes

        The Company uses estimates to determine its provision for income taxes and related assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets (see Note 1(k)).

(c)   Revenue Recognition

        The Company recognizes collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

        Revenues from the sale of electricity to utilities by the Company's waste-to-energy facility are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered. Contractual rental payments associated with power purchase agreements accounted for as operating leases are recognized on a straight line basis over the life of the power purchase agreement.

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

(d)   Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and derivative instruments. The carrying values of these financial instruments approximate their respective fair values. At April 30, 2008, the fair market value of the Company's long term fixed rate debt was approximately $192,075. See Note 10 for the terms and carrying values of the Company's various debt instruments.

(e)   Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)    Investments

        Collateral for the Company's financial obligations relative to its self insurance claims liability is invested in cash and cash equivalents along with investments in fixed-maturity securities and is included in non-current restricted assets (Note 4). These investments are classified as available for sale and consist of U.S. treasuries, obligations of government sponsored enterprises, corporate bonds and obligations of foreign governments. Available for sale investments are reported at their estimated fair values with unrealized holding gains and losses reported as a component of other accumulated loss, net of tax. Estimated fair values are based on quoted market prices. Realized gains and losses are determined using the specific identification method.

(g)   Inventory

        Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $3,423 and $3,876 at April 30, 2007 and 2008, respectively.

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

        Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at each fiscal year end. The Company evaluates goodwill for impairment based on fair value of each operating segment. The Company estimates fair value based on net future cash flows discounted using an estimated weighted average cost of capital. The Company recognizes an impairment if the net book value of the operating segment exceeds the fair value based upon the discounted future cash flows. Other intangible assets are amortized over their useful lives.

(j)    Investments in Unconsolidated Entities

        The Company entered into an agreement in July 2000 with Louisiana-Pacific to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC ("GreenFiber") under a joint venture agreement effective August 1, 2000. The Company's investment in GreenFiber amounted to $33,054 and $29,571 at April 30, 2007 and 2008, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

        Summarized financial information for GreenFiber is as follows:

	April 30, 2007	April 30, 2008
Current assets	$25,432	$23,095
Noncurrent assets	70,955	$69,681
Current liabilities	18,371	$16,229
Noncurrent liabilities	$11,833	$17,365

	Fiscal Year Ended April 30,
	2006	2007	2008
Revenue	$178,744	$186,284	$151,635
Gross profit	42,293	44,421	24,335
Net (loss) income	$11,714	$4,227	$(8,103)

        In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC ("RecycleBank") for total consideration of $3,000. During fiscal year 2007, RecycleBank borrowed $2,000 from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company's investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing the Company's total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, RecycleBank

completed an equity offering to third party investors that reduced the Company's interest to 16.2%. As a result of an internal reorganization by RecycleBank, the Company's investment is now held in RecycleRewards, Inc. ("RecycleRewards") the parent entity of RecycleBank. The Company's investment in RecycleRewards amounted to $6,258 and $4,389 at April 30, 2007 and 2008, respectively. Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008 the Company accounted for this investment under the equity method of accounting. The Company recognized equity losses associated with its investment in RecycleRewards amounting to $115, $1,063 and $2,025 in fiscal years 2006, 2007 and 2008, respectively.

        In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company ("Evergreen") for total consideration of $5,329. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306. The Company's investment in Evergreen amounted to $10,657 at April 30, 2007 and 2008. The Company accounts for its investment in Evergreen under the cost method of accounting.

(k)   Income Taxes

        The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates.

        Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. For additional information regarding FIN No. 48, see Notes 2 and 15.

(l)    Accrued Capping, Closure and Post-Closure Costs

        Accrued capping, closure and post-closure costs include the current and non-current portion of accruals associated with obligations for capping, closure and post-closure of the Company's operating and closed landfills. The Company, based on input from its engineers, accounting personnel and consultants, estimates its future cost requirements for capping, closure and post-closure monitoring and maintenance for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Capping, closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes.

        Accruals for capping, closure and post-closure monitoring and maintenance requirements consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future cost requirements for capping, closure and post-closure monitoring and maintenance for the Company's operating landfills by the Company's engineers, accounting personnel and consultants are performed at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised prospectively. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed.

        The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2007 and 2008 totaled $95,626 and $98,273 respectively.

(m)  Comprehensive (Loss) Income

        Comprehensive (loss) income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss included in the accompanying balance sheets consists of changes in the fair value of the Company's interest rate derivative and commodity hedge agreements, marketable securities as well as the Company's portion of the changes in the fair value of GreenFiber's commodity hedge agreements.

        The components of other comprehensive loss for the fiscal years ended April 30, 2006, 2007 and 2008 are shown as follows:

	Fiscal Year Ended April 30,
	2006			2007			2008
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(105)	$(37)	$(68)	$181	$63	$118	$228	$80	$148
Change in fair value of interest rate derivatives and commodity hedges during period	571	225	346	(1,909)	(778)	(1,131)	(5,772)	(2,325)	(3,447)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(1,193)	(307)	(886)	(241)	(94)	(147)	2,896	1,164	1,732

	$(727)	$(119)	$(608)	$(1,969)	$(809)	$(1,160)	$(2,648)	$(1,081)	$(1,567)

(n)   Earnings per Share

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, restricted stock, the assumed exercise of employee stock options and the conversion of convertible preferred stock. In computing diluted earnings per share, the Company utilizes the treasury stock method with regard to employee stock options and the "if converted" method with regard to its convertible preferred stock.

(o)   Stock Based Compensation Plans

        Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) establishes accounting for stock based awards exchanged for employee services. The Company previously accounted for these awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

        Under APB 25, no expense was recorded in the Consolidated Statements of Operations for the Company's stock options granted at fair market value. The pro forma effects on income for stock options and the Company's employee stock purchase plan are instead disclosed in Note 13 for fiscal year 2006.

        The Company adopted SFAS No. 123(R) using the modified prospective method on May 1, 2006. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the specified vesting period. Prior periods are not restated. See Note 13 for additional disclosures.

        The Company has elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method represents a simplified approach to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).

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

        The Company is party to four separate interest rate swap agreements with four banks for a notional amount of $105,000. Three agreements, for a notional amount of $75,000, effectively fix the interest index rate on the notional amount at 4.44% from May 4, 2006 through May 5, 2008. The remaining agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        On August 22, 2007, the Company entered into two separate interest rate swap agreements for a notional amount of $75,000, which effectively fix the interest rate index at 4.68% from May 6, 2008 through May 6, 2009. These agreements are designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

        The fair value of the Company's swaps was $540 and ($1,993), with the net amount (net of income tax (benefit) provision of $219 and ($807)) recorded as an unrealized gain (loss) in accumulated other comprehensive loss at April 30, 2007 and 2008, respectively. Amounts reclassified into earnings are dependent on future movements in interest rates.

        The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. The fair value of the Company's collars was an obligation of $216 and $1,022, with the net amount (net of tax benefit of $88 and $413) recorded as an unrealized loss in accumulated other comprehensive loss at April 30, 2007 and 2008, respectively. Amounts reclassified into earnings are dependent on future movements in interest rates.

        The Company terminated an interest rate collar in the notional amount of $20,000 during the three months ended July 31, 2007. The Company paid net proceeds of $18, which was recorded to accumulated other comprehensive loss and is being amortized against interest expense over the remaining original term of the contract.

        The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into twenty-eight commodity hedges, which expire at various times between May 2008 and March 2011. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133. The fair value of these hedges was an obligation of $2,204 and $2,372, with the net amount (net of tax benefit of $895 and $960) recorded as an unrealized loss in accumulated other comprehensive loss at April 30, 2007 and 2008, respectively.

(q)   Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. For the years ended April 30, 2007 and 2008, no single group or customer represents greater than 2.7% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate derivative and commodity price hedge agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

2.     NEW ACCOUNTING STANDARDS

        Effective May 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

        As a result of the implementation of FIN No. 48, the cumulative effect of the changes to the Company's reserve for uncertain tax positions was accounted for as a $1,742 adjustment to increase the beginning balance of retained earnings and a $468 decrease to goodwill on the Company's balance sheet. As of May 1, 2007, the Company had approximately $5,497 of total gross unrecognized tax benefits. Of this total, approximately $3,239 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of May 1, 2007, the Company had accrued interest and penalties related to uncertain tax positions of $326.

        The amount of the cumulative effect of the change to the Company's reserve for uncertain tax positions, and related interest and taxes, which increased retained earnings as previously disclosed, has increased by $540, as a result of the Company's final analysis.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position ("FSP") does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ('SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 and does not expect this statement to have a material impact on its financial position and results of operations.

3.     BUSINESS COMBINATIONS

        The Company acquired fifteen, thirteen and five solid waste hauling, landfill disposal or material recycling operations in fiscal years ended April 30, 2006, 2007 and 2008, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. In addition to these purchase transactions, in fiscal year 2008 the Company made a final earnout payment of $11,136 to the members of Blue Mountain Recycling, LLC which was acquired in fiscal year 2006. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2007	2008
Property, plant and equipment	$905	$19
Goodwill	2,269	11,260
Intangible assets	246	1,026
Current liabilities	(282)	—
Other non-current liabilities	(388)	(424)

Total	$2,750	$11,881

        The following unaudited pro forma combined information shows the results of the Company's continuing operations for the fiscal years ended April 30, 2007 and 2008 as though each of the acquisitions completed in the fiscal years ended April 30, 2007 and 2008 had occurred as of May 1, 2006.

	Fiscal Year Ended April 30,
	2007	2008
Revenue	$536,796	$581,743
Operating income	12,965	42,822
Net loss	(17,571)	(7,749)
Diluted net loss per common share	$(0.70)	$(0.31)
Weighted average diluted shares outstanding	25,272	25,382

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

4.     RESTRICTED CASH / RESTRICTED ASSETS

        Restricted cash / restricted assets consists of cash and investments held in trust on deposit with various banks as collateral for the Company's financial obligations relative to its self insurance claims liability as well as landfill capping, closure and post-closure costs and other facilities' closure costs. Cash is also restricted by specific agreement for facilities' maintenance and other purposes.

        A summary of restricted cash / restricted assets is as follows:

	April 30,
	2007	2008
Current:
Landfill closure	$73	$75
Other	—	20

Total	$73	$95

	April 30,
	2007	2008
Non Current:
Insurance	$12,734	$13,494
Landfill closure	—	69

Total	$12,734	$13,563

        Included in non current restricted assets are investments in fixed-maturity securities associated with collateral for the Company's financial obligations relative to its self insurance claims liability. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of fixed-maturity securities by major security type at April 30, 2007 and 2008 are as follows:

	April 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$4,350	$11	$(10)	$4,351
Obligations of Government sponsored enterprises	577	1	(5)	573
Corporate debt securities	7,059	35	(41)	7,053
Foreign securities	205	3	—	208

Totals	$12,191	$50	$(56)	$12,185

	April 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies	$6,056	$128	$(10)	$6,174
Obligations of Government sponsored enterprises	868	16	(1)	883
Corporate debt securities	5,322	93	(14)	5,401
Foreign securities	203	10	—	213

Totals	$12,449	$247	$(25)	$12,671

        Amortized cost and estimated fair value of fixed-maturity securities at April 30, 2008 by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Maturity:
Due within one year	$2,930	$2,956
Due after one year through five years	9,519	9,715

Totals	$12,449	$12,671

        The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations without penalties.

        The following tables show the estimated fair values and gross unrealized losses aggregated by security types and length of time securities have been in a continuous unrealized loss position, as of April 30, 2007 and 2008:

	April 30, 2007
	Fewer than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government agencies	$624	$—	$989	$(10)	$1,613	$(10)
Obligations of Government sponsored enterprises	346	(5)	—	—	346	(5)
Corporate debt securities	—	—	3,799	(41)	3,799	(41)

Totals	$970	$(5)	$4,788	$(51)	$5,758	$(56)

	April 30, 2008
	Fewer than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government agencies	$1,068	$(10)	$—	$—	$1,068	$(10)
Obligations of Government sponsored enterprises	209	(1)	—	—	209	(1)
Corporate debt securities	840	(7)	399	(7)	1,239	(14)

Totals	$2,117	$(18)	$399	$(7)	$2,516	$(25)

        At April 30, 2008, the Company held fixed-maturity securities for which the amortized costs exceeds fair value by $25. Based upon the changing interest rate environment and current economic circumstances affecting the market, the Company believes that there will be future recovery of the decline in these securities' fair value. The Company also has both the ability and the intent to hold these securities until they recover. Based upon that evaluation, the Company does not consider these securities to be other-than-temporarily impaired at April 30, 2008.

5.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at April 30, 2007 and 2008 consist of the following:

	April 30,
	2007	2008
Land	$20,453	$21,770
Landfills	300,439	334,115
Landfill operating lease contracts	64,853	71,995
Buildings and improvements	99,570	113,974
Machinery and equipment	213,504	232,068
Rolling stock	142,105	138,867
Containers	56,875	59,859

	897,999	972,648
Less: accumulated depreciation and amortization	414,980	484,620

	$482,819	$488,028

        Depreciation expense for the fiscal years ended April 30, 2006, 2007 and 2008 was $38,374, $41,453 and $42,001, respectively. Landfill amortization expense for the fiscal years ended April 30, 2006, 2007 and 2008 was $23,823, $28,452 and $35,120, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2006, 2007 and 2008 was $6,284, $7,021 and $6,010, respectively and was recorded in cost of operations.

6.     INTANGIBLE ASSETS

        Intangible assets at April 30, 2007 and 2008 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2007
Intangible assets	$15,091	$688	$920	$58	$16,757
Less accumulated amortization	(13,748)	(688)	(100)	(4)	(14,540)

	$1,343	$—	$820	$54	$2,217

Balance, April 30, 2008
Intangible assets	$15,125	$1,597	$920	$58	$17,700
Less accumulated amortization	(14,189)	(726)	(167)	(10)	(15,092)

	$936	$871	$753	$48	$2,608

        Intangible amortization expense for the fiscal years ended April 30, 2006, 2007 and 2008 was $1,284, $843 and $648, respectively. The intangible amortization expense estimated as of April 30, 2008, for the five fiscal years following the fiscal year ended April 30, 2008 is as follows:

2009	2010	2011	2012	2013	Thereafter
$530	$417	$326	$248	$190	$897

        The following table shows the activity and balances related to goodwill from April 30, 2006 through April 30, 2008:

	Balance April 30, 2006	Acquisitions	Other(1)	Balance April 30, 2007
North Eastern region	$23,030	$714	$(16)	$23,728
South Eastern region	31,645	—	—	31,645
Central region	31,106	876	(22)	31,960
Western region	54,080	679	(44)	54,715
FCR Recycling	27,042	—	(92)	26,950

Total	$166,903	$2,269	$(174)	$168,998

	Balance April 30, 2007	Acquisitions	Other(2)	Balance April 30, 2008
North Eastern region	$23,728	$—	$(73)	$23,655
South Eastern region	31,645	—	—	31,645
Central region	31,960	9	(9)	31,960
Western region	54,715	115	(26)	54,804
FCR Recycling	26,950	11,136	(434)	37,652

Total	$168,998	$11,260	$(542)	$179,716

    (1)
    Consists primarily of a decrease in Federal and state tax valuation allowances related to goodwill acquired as part of the KTI acquisition.

    (2)
    Consists primarily of a decrease in reserves for uncertain tax positions upon the adoption of FIN No. 48 and a decrease in state tax valuation allowances related to goodwill acquired as part of the KTI acquisition.

7.     NET ASSETS UNDER CONTRACTUAL OBLIGATION

        Effective June 30, 2003, the Company transferred its domestic brokerage operations as well as a commercial recycling business to former employees who had been responsible for managing those businesses. Consideration for the transaction was in the form of two notes receivable amounting up to $6,925. These notes are payable within twelve years of the anniversary date of the transaction to the extent of free cash flow generated from the operations. Interest is payable only in the event of default in which case interest is payable on the unpaid principal balance at an adjustable rate equal to the Company's then current average composite borrowing rate plus 4.0% per annum.

        Effective August 1, 2005, the Company transferred its Canadian recycling operation to a former employee who had been responsible for managing that business. Consideration for this transaction was in the form of a note receivable amounting up to $1,313 which is payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations. Interest is payable only in the event of default in which case interest is payable on the unpaid principal balance at an adjustable rate equal to the Company's then current average composite borrowing rate plus 4.0% per annum.

        The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership did not initially and have not yet sufficiently transferred to the buyer. The net assets of these operations are disclosed in the balance sheet as "net assets under contractual obligations" and were reduced as payments are made. During the fiscal years ended April 30, 2007 and 2008, the Company recognized income on the transactions in the amount of $190 and $1,605, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation. Net assets under contractual obligation amounted to $55 and $0 at April 30, 2007 and 2008, respectively. Minimum amounts owed to the Company under these notes amounted to $3,736 and $2,076 at April 30, 2007 and 2008, respectively.

8.     ACCRUED CAPPING, CLOSURE AND POST CLOSURE

        Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. The Company estimates its future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(l) to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended April 30,
	2007	2008
Beginning balance, May 1	$28,016	$38,372
Obligations incurred(1)	3,696	5,848
Revisions in estimates(2)	7,697	1,864
Accretion expense	2,253	3,010
Payments(3)	(3,290)	(6,965)

Balance, April 30	$38,372	$42,129

    (1)
    The increase in fiscal year 2008 compared to fiscal year 2007 is due to an increase in landfill volumes and higher average obligation rates.

    (2)
    The increase in fiscal year 2007 is primarily from capping, closure and post closure costs provided in conjunction with the closure of the Hardwick landfill facility.

    (3)
    The increase in fiscal 2008 is primarily due to payments made in conjunction with the closure of the Hardwick landfill facility.

9.     OTHER ACCRUED LIABILITIES

        Other accrued liabilities, classified as current liabilities, at April 30, 2007 and 2008 consist of the following:

	April 30,
	2007	2008
Self insurance reserve—current portion	$11,518	$10,231
Other accrued liabilities	20,483	17,971

Total other accrued liabilities	$32,001	$28,202

10.   LONG-TERM DEBT

        Long-term debt as of April 30, 2007 and 2008 consists of the following:

	April 30, 2007	April 30, 2008
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $4,345 and $3,720)	$199,345	$198,720
Senior secured revolving credit facility (the "revolver"), which provides for advances or letters of credit of up to $350,000, due April 28, 2010, bearing interest at LIBOR plus 2.00%, (approximately 4.85% at April 30, 2008 based on three month LIBOR). This loan is secured by substantially all of the assets of the Company	162,000	153,500
Senior secured term B loan (the "term loan") due April 28, 2010, bearing interest at LIBOR plus 1.75% with principal payments of $1,750 per year, beginning in July 2007 with the remaining principal balance due at maturity.	90,000	174,100
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005, dated December 1, 2005, bearing interest at BMA Index (approximately 2.60% at April 30, 2008) enhanced by an irrevocable, transferable direct-pay letter of credit (2.125% at April 30, 2008). Due January 1, 2025	25,000	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 7.51%, due in monthly, quarterly or annual installments varying to $125, expiring May 2008 through February 2012	1,095	1,208

	477,440	552,528
Less—current maturities	1,215	2,112

	$476,225	$550,416

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

        On February 2, 2004, the Company issued an additional $45,000 of 9.75% senior subordinated notes due 2013. The notes were issued at a premium of $6,075, which will be amortized over the life of the notes. Premium amortization of $536, $579 and $625 was recorded to interest expense in fiscal 2006, 2007 and 2008, respectively, using the effective interest rate method.

        On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350,000. On July 25, 2006, the Company amended the facility to increase the amount of the facility per the original agreement to $450,000. This increase took the form of a $90,000 term loan and an increase of $10,000 to the revolver. The Company further amended the credit facility agreement on May 9, 2007. The amendment increased the allowed borrowings under the facility to $525,000 by increasing the term loan by $85,000 and reducing the revolver by $10,000. Proceeds from the term loan increase were used to pay down amounts drawn on the revolver. The amendment also reset the accordion provision in the agreement to permit an increase in the amount of the facility by an additional $50,000 provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. The amendment also modified the definitions of "Consolidated Adjusted Net Income" and "Consolidated Net Worth" to adjust for various non recurring charges incurred or expected to be incurred. The various covenant ratios were revised to provide more flexibility. This credit facility is secured by all of the Company's assets, including the interests in the equity securities of the Company's subsidiaries. The revolving credit facility matures April 2010. Further advances were available under the revolver in the amount of $145,479 and $156,060 as of April 30, 2007 and 2008, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $52,521 and $40,440 as of April 30, 2007 and 2008. As of April 30, 2007 and 2008 no amounts had been drawn under the outstanding letters of credit.

        The senior revolving credit facility agreement, as amended May 9, 2007, contains covenants that may limit the Company's activities including covenants that forbid the payment of dividends on common stock. As of April 30, 2008, these covenants restricted capital expenditures to 1.75 times depreciation and landfill amortization, set a minimum net worth requirement of $85,796, a minimum interest coverage ratio of 2.15, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.75 and a maximum senior funded debt to consolidated EBITDA ratio of 3.85. As of April 30, 2008, the Company was in compliance with all covenants.

        On December 28, 2005, the Company completed a $25,000 financing transaction involving the issuance by the Finance Authority of Maine (the "Authority") of $25,000 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the "Bonds"). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 (the "Indenture") and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between the Company and the Authority, the Company borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by the Company, or a related party, all located in Maine; and (2) the issuance of the Bonds.

        The Company has historically entered into interest rate derivative agreements to balance fixed and floating rate debt interest risk in accordance with management's criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt.

        The Company is party to four separate interest rate swap agreements with four banks for a notional amount of $105,000. Three agreements, for a notional amount of $75,000, effectively fix the interest index rate on the notional amount at 4.44% from May 4, 2006 through May 5, 2008. The remaining agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009. These agreements are specifically designated to interest payments under the Company's term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

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

        As of April 30, 2008, interest rate swap agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement
Bank A	$25,000	LIBOR	4.444%	May 2006 to May 2008
Bank B	$25,000	LIBOR	4.444%	May 2006 to May 2008
Bank C	$25,000	LIBOR	4.440%	May 2006 to May 2008
Bank D	$30,000	LIBOR	4.740%	November 2007 to May 2009
Bank A	$25,000	LIBOR	4.675%	May 2008 to May 2009
Bank B	$50,000	LIBOR	4.673%	May 2008 to May 2009

        The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009. These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133. As of April 30, 2008, interest rate collar agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Floor Rate	Cap Rate	Range of Agreement
Bank E	$20,000	4.480%	6.000%	November 2006 to May 2009
Bank F	$40,000	4.480%	6.000%	November 2006 to May 2009

        As of April 30, 2008, debt matures as follows:

Fiscal Year Ended April 30,
2009	$2,112
2010	326,192
2011	310
2012	194
2013(1)	198,720
Thereafter	25,000

$552,528

    (1)
    Includes unamortized premium of $3,720.

11.   COMMITMENTS AND CONTINGENCIES

(a)   Leases

        The following is a schedule of future minimum lease payments, together with the present value of the net minimum lease payments under capital leases, as of April 30, 2008:

	Operating Leases	Capital Leases
Fiscal Year Ended April 30,
2009	$11,487	$755
2010	28,592	8,021
2011	9,640	373
2012	11,500	299
2013	7,833	299
Thereafter	82,574	—

Total minimum lease payments	$151,626	9,747

Less—amount representing interest		290

		9,457
Less—current maturities of capital lease obligations		646

Present value of long term capital lease obligations		$8,811

        The Company leases real estate, compactors and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment at April 30, 2007 and 2008. Also included in capital leases is an interim financing arrangement with a bank related to certain equipment for up to $10,000 with a balance of $7,561 at April 30, 2008 at a rate of LIBOR plus 2.5% (approximately 5.35% at April 30, 2008). The Company leases operating facilities and equipment under operating leases with monthly payments varying to $50. Total rent expense under operating leases charged to operations was $4,651, $5,368 and $6,070 in fiscal years ended April 30, 2006, 2007 and 2008, respectively.

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

        In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments are amortized and charged to cost of operations over the life of the contract. The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed i.e. as tons are placed into the landfill. The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $6,284, $7,021 and $6,010 in fiscal years ended April 30, 2006, 2007 and 2008, respectively.

(b)   Legal Proceedings

        On September 12, 2001, the Company's subsidiary, North Country Environmental Services, Inc. ("NCES"), petitioned the New Hampshire Superior Court ("Superior Court") for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire ("Town") could lawfully prohibit NCES's expansion of its landfill in Bethlehem. The Town filed counterclaims seeking contrary declarations and other relief. The parties appealed the Superior Court's decision to the New Hampshire Supreme Court ("Supreme Court"). On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area. A significant portion of NCES's Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services ("NHDES"), however, was to lie outside the 51 acres. With respect to expansion outside the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings. On April 25, 2005, the Superior Court rendered summary judgment in NCES's favor on two of the four issues, leaving the other two issues for trial. The two issues that were decided on summary judgment remain subject to appeal by the Town. In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new "District V," which corresponded to the 51 acres. The Town then amended its pleadings to seek a declaration that the new ordinance was valid. The parties each filed motions for partial summary judgment. Following the court's decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES. On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated "Stage IV, Phase II") would be relocated within the 51 acres. That application was superseded by a new application, filed on November 30, 2007, that would bring all berms along the perimeter of the landfill's footprint within the 51 acres as well. NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe. The Superior Court granted the stay pending a decision by NHDES. The permit modification application currently remains pending before NHDES.

        The Company, on behalf of itself, its subsidiary FCR, LLC, and as a Majority Managing Member of Green Mountain Glass, LLC ("GMG"), initiated a declaratory judgment action against GR Technologies, Inc. ("GRT"), Anthony C. Lane and Robert Cameron Billmyer ("the Defendants") in June 2007, to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, intellectual property, and other related disputes. The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Management intends to vigorously contest those allegations, and it believes that the claims have no merit. The litigation is in its early stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company's business, financial condition, results of operations or cash flows.

        The Company has been involved in discussions with the New York Department of Labor ("DOL") regarding the applicability of certain state "Prevailing Wage" laws pertaining to work being undertaken by the Company at the Chemung County Landfill ("CCL"). On August 10, 2007, the DOL issued a letter opinion that cell construction work and other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung, Ontario and Clinton County), is providing a "public purpose," and accordingly are subject to the Prevailing Wage laws. The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief. Discussions with the DOL continue with a goal of resolving this matter. Any charge incurred by the Company related to these claims will be capitalized as part of the related landfill asset, and amortized over the life of the landfill as tons of waste are placed at each landfill site. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

        The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company's business, financial condition or results of operations or cash flows.

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

(d)   Employment Contracts

        The Company has entered into employment contracts with three of its senior officers. Contracts are dated June 18, 2001, January 8, 2008 and January 9, 2008, respectively. Each contract has an initial three year term and a two year covenant not to compete from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $966. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses.

(e)   Maine Energy

        During the first quarter of fiscal year 2008, the Company resolved all outstanding litigation regarding Maine Energy and agreed to settlements absolving the Company from any further residual cancellation payment obligations. The Company provided for the residual cancellation payment obligations to the City of Biddeford and the City of Saco in a prior year in an amount sufficient to cover the settlements. The Company recognized income in the amount of $2,142 as other income related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between Maine Energy and the fifteen municipalities which were party to the agreements. This matter is now resolved.

12.   PREFERRED STOCK

        The Company is authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2007 the Company had 56 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") authorized, issued and outstanding, at $1,000 per share, and as of

April 30, 2008, the Company had zero shares authorized and issued. These shares of Series A Preferred were convertible into Class A common stock, at the option of the holders, at $14 per share. Dividends were cumulative at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000. The Company was required to redeem the Series A Preferred Stock on the seventh anniversary date of August 11, 2007.

        On April 30, 2007, since the Company did not anticipate that the shares would be converted to Class A common stock by the redemption date, the Company reflected the redemption value of the shares as a current liability. The value included the liquidation preference of $1,000 per share plus accrued but unpaid dividends. The redemption value amounted to $74,018 at April 30, 2007. Consistent with this classification, the Company recorded the accrued dividends for the fiscal year ended April 30, 2008 in the amount of $1,038 as interest expense.

        The Series A Preferred Stock was redeemed effective August 11, 2007 in the amount of $75,056, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. As a result of the redemption, the rights of the holders of Series A Preferred Stock to receive cumulative dividends at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000, and to elect one director to the Company's Board of Directors, among other rights, terminated. The Company borrowed against the senior credit facility to fund this redemption.

        During the fiscal years ended April 30, 2006 and 2007, the Company accrued $3,432 and $3,588 of dividends, respectively, which are included in the carrying value of the preferred stock in the accompanying consolidated balance sheets.

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

(b)   Stock Warrants

        At April 30, 2007 and 2008, there were outstanding warrants to purchase 78 and 74 shares of the Company's Class A Common Stock, respectively, at exercise prices between $18.14 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants' issuance. The warrants are exercisable and expire at varying times through November 2008.

(c)   Stock Incentive Plans

        During 1996, the Company adopted a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. The 1996 Stock Option Plan (the "1996 Option Plan") provided for the issuance of a maximum of 918 shares of Class A Common Stock pursuant to the grant of either incentive stock options or non-statutory options. As of April 30, 2007, a total of 86 options to purchase Class A Common Stock were outstanding at a weighted average exercise price of $16.00. As of April 30, 2008, a total of 0 options to purchase Class A common Stock were outstanding. No further options may be granted under this plan.

        On July 31, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. As of April 30, 2007, options to purchase 3,403 shares of Class A Common Stock at a weighted average exercise price of $13.19 were outstanding under the 1997 Plan. As of April 30, 2008, options to purchase 3,402 shares of Class A Common Stock at a weighted average exercise price of $12.87 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

        On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provided for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2007 options to purchase 189 shares of Class A Common Stock at a weighted average exercise price of $11.87 were outstanding. As of April 30, 2008 options to purchase 174 shares of Class A Common Stock at a weighted average exercise price of $12.18 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

        Additionally, options outstanding under the assumed KTI Stock Option Plan totaled 10 as of April 30, 2007, at a weighted average exercise price of $21.56. There were no options outstanding as of April 30, 2008. Upon assumption of this plan, options under the KTI plan became exercisable for an equal number of shares of the Company's stock. The exercise price of the converted options was increased by 96.1% based on relative fair values of the underlying stock at the date of the KTI acquisition.

        On October 10, 2006, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan"). Up to an aggregate amount equal to the sum of: (i) 1,275 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), of which 275 are reserved for issuance to non-employee directors pursuant to the formula grants described below, plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company's 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the "Prior Plans") which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2007, options to purchase 45 shares of Class A Common Stock at a weighted average exercise price of $10.22 were outstanding under the 2006 plan. As of April 30, 2008, options to purchase 208 shares of Class A Common Stock at a weighted average exercise price of $12.55 were outstanding under the 2006 Plan. The Company also granted 11 restricted stock units under this plan in fiscal year 2008. As of April 30, 2008, awards for 1,865 shares were available for future grant.

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

        On March 2, 2006, the Company's Compensation Committee of the Board of Directors approved the accelerated vesting of all outstanding unvested stock options to purchase shares of common stock of the Company. Accordingly, all of the Company's then outstanding unvested options became vested as of March 3, 2006. The decision to accelerate the vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods. The estimated future compensation expense associated with these options was approximately $705, net of tax, and would have been required to be recorded in the Company's income statement in future periods upon the adoption of SFAS No. 123R effective May 1, 2006.

        Stock option activity for the fiscal years ended April 30, 2006, 2007 and 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2005	3,380	$12.87
Granted	395	12.06
Terminated	(108)	(11.41)
Exercised	(237)	(8.41)

Outstanding, April 30, 2006	3,430	13.13
Granted	498	12.91
Terminated	(63)	(13.24)
Exercised	(130)	(11.13)

Outstanding, April 30, 2007	3,735	13.17
Granted	396	11.84
Terminated	(255)	(17.10)
Exercised	(94)	(10.82)

Outstanding, April 30, 2008	3,782	$12.82

Exercisable, April 30, 2006	3,430	$13.13

Exercisable, April 30, 2007	3,260	$13.22

Exercisable, April 30, 2008	3,142	$12.93

        Set forth below is a summary of options outstanding and exercisable as of April 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.61 - $6.91	25	4.4	$5.77	25	$5.77
$6.92 - $10.38	804	3.3	8.80	759	8.72
$10.39 - $15.58	2,627	5.0	12.93	2,042	13.08
$15.59 - $23.38	165	2.8	17.70	155	17.83
Over $23.39	161	0.1	27.31	161	27.31

Totals	3,782	4.4	$12.82	3,142	$12.93

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

        The Company previously accounted for these awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under APB 25, no expense was recorded in the income statement for the Company's stock options granted at fair market value. The pro forma effects on income for stock options and the Company's employee stock purchase plan were instead disclosed in a footnote to the financial statements. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock options and the employee stock purchase program prior to adoption of SFAS No. 123(R).

Fiscal Year Ended April 30, 2006
Net income available to common stockholders, as reported	$7,672
Add: Compensation expense, net recorded for the acceleration of vesting of options previously awarded	24
Deduct: Total stock-based compensation expense determined under fair value based method, net	(2,167)

Pro forma, net income available to common stockholders	$5,529

Basic income per common share:
As reported	$0.31
Pro forma	$0.22
Diluted income per common share:
As reported	$0.30
Pro forma	$0.22

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

        The Company recognized stock-based compensation expense of $702 and $1,376 for the fiscal years ended April 30, 2007 and 2008, respectively, or approximately a $0.03 and $0.05 per share decrease to basic and diluted net income per common share for the fiscal years ended April 30, 2007 and 2008, respectively. Of these amounts, expense recorded with respect to stock options was $601 and $1,201, expense recorded with respect to the Company's employee stock purchase plan was $101 and $109, and expense recorded with respect to restricted stock units was $0 and $66 for the fiscal years ended April 30, 2007 and 2008, respectively. This expense is included in General and Administration expenses in the Consolidated Statements of Operations. The total compensation cost at April 30, 2008 related to unvested stock options was $2,391 and that future expense will be recognized over the remaining vesting periods of the stock options. The weighted average remaining vesting period of those awards is approximately 2.1 years.

        The Company recorded a tax benefit of $0 and $103 to additional paid in capital related to the exercise of stock options in the fiscal years ended April 30, 2007 and 2008, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

        The Company's calculations of stock-based compensation expense for the fiscal years April 30, 2006, 2007 and 2008 were made using the Black-Scholes valuation model. The fair value of the Company's stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the fiscal years ended April 30, 2006, 2007 and 2008 as follows:

	Fiscal Year Ended April 30,
	2006	2007	2008
Stock Options:
Expected life	5 years	6 years	6 years
Risk-free interest rate	3.81%	5.10%	4.24%
Expected volatility	30.42%	31.02%	37.83%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.30%	5.10%	4.42%
Expected volatility	30.42%	33.03%	36.76%

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

        The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

        A summary of options outstanding as of April 30, 2007 and 2008, and changes during the fiscal year ended April 30, 2008, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)
Outstanding, April 30, 2007	475	3,260	3,735	$13.17	$582	5.0
Granted	229	167	396	11.84
Forfeited	(64)	(191)	(255)	17.10
Exercised	—	(94)	(94)	10.82

Outstanding, April 30, 2008	640	3,142	3,782	12.82	1,631	4.3

Exercisable, April 30, 2008		3,142	3,142	$12.93	$1,602	3.4

        The weighted average grant date fair value per share for the stock options granted during the fiscal years ended April 30, 2006, 2007 and 2008 was $4.09, $5.24 and $5.22, respectively. The total intrinsic value of stock options exercised during the fiscal year ended April 30, 2008 was $350. The total fair value of the 167 stock options vested during the fiscal year ended April 30, 2008 was approximately $872.

        Stock options exercisable as of April 30, 2008 have an aggregate intrinsic value of $1,602 based on the market value of the Company's Class A common stock as of April 30, 2008.

14.   EMPLOYEE BENEFIT PLANS

        The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. Effective May 1, 2008, the Company will contribute fifty cents for every dollar an employee invests in the 401(k) plan up to a maximum Company match of one thousand dollars per calendar year. Previously this amount was seven hundred fifty dollars per calendar year. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2006, 2007 and 2008 amounted to $570, $587 and $570, respectively.

        In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2006, 2007 and 2008, 26, 30 and 39 shares, respectively, of Class A Common Stock were issued under this plan. As of April 30, 2008, 343 shares of Class A Common Stock were available for distribution under this plan.

15.   INCOME TAXES

        The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2006, 2007 and 2008 consists of the following:

	Fiscal Year Ended April 30,
	2006	2007	2008
Federal—
Current	$427	$194	$—
Deferred	6.408	(7,395)	877

	6,835	(7,201)	877

State—
Current	1,593	913	788
Deferred	(609)	(1,410)	108
Deferred benefit of loss carryforwards	(210)	(151)	(27)

	774	(648)	869

	$7,609	$(7,849)	$1,746

        The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2006, 2007 and 2008 are as follows:

	Fiscal Year Ended April 30,
	2006	2007	2008
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$6,921	$(8,163)	$(795)
State income taxes, net of federal benefit	765	(910)	205
Equity loss in RecycleRewards	—	—	709
(Decrease)/increase in valuation allowance	(242)	541	427
Non-deductible stock option charges	—	235	378
Preferred dividends	—	—	363
Nondeductible expenses	—	—	520
Change in state tax rate, net of federal benefit	(136)	—	(66)
Other, net	301	448	5

	$7,609	$(7,849)	$1,746

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2007 and 2008:

	April 30,
	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$33,197	$30,799
Accrued expenses and reserves	13,870	20,836
Alternative minimum tax credit carryforwards	1,651	2,017
Deferred revenue	1,537	1,455
Unrealized loss on commodity hedges	864	616
Gain on business dispositions	709	127
Other	1,776	1,857

Total deferred tax assets	53,604	57,707
Less: valuation allowance	(5,459)	(4,359)

Total deferred tax assets after valuation allowance	48,145	53,348

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(25,781)	(21,482)
Amortization of intangibles	(11,872)	(16,219)
Basis difference in equity interests	(649)	(527)
Other	(82)	—

Total deferred tax liabilities	(38,384)	(38,228)

Net deferred tax asset	$9,761	$15,120

        At April 30, 2008 the Company has, for Federal income tax purposes, net operating loss carryforwards of approximately $76,347 that expire in fiscal years 2014 through 2027 and state net operating loss carryforwards of approximately $63,822 that expire in fiscal years 2009 through 2028. The net operating loss carryforwards include $383 for which a benefit will be recorded in additional paid-in capital when realized. Substantial limitations restrict the Company's ability to utilize certain state loss carryforwards. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for $43,235 of the state net operating loss carryforwards. In addition, the Company has $2,017 minimum tax credit carryforward available that is not subject to limitation.

        The $1,100 net decrease in the valuation allowance is primarily due to the expiration of certain state loss carryforwards, offset in part by an increase in the valuation allowance for other state loss carryforwards, and certain reclassifications related to the adoption of FIN No. 48.

        The valuation allowance includes $95 related to losses acquired through acquisitions. To the extent that future realization of such carryforwards exceeds the Company's current estimates, additional benefits received will be recorded as a reduction of goodwill. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

        Effective May 1, 2007, the Company adopted the provisions of FIN No. 48. FIN No. 48 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN

No. 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for fiscal year 2008 is as follows:

Balance at May 1, 2007	$5,497
Gross increases for tax positions related to the current year	871
Gross decreases for tax positions related to the current year	—
Gross increases for tax positions of prior years	2
Gross decreases for tax positions of prior years	(109)
Reductions resulting from lapse of statute of limitations	—
Settlements	—

Balance at April 30, 2008	$6,261

        Included in the balance at April 30, 2008 are approximately $3,194 of unrecognized tax benefits (net of the Federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months due to the settlement of audits and the expiration of statute of limitations.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of April 30, 2008, the Company had accrued interest and penalties related to uncertain tax positions of $493, including $168 accrued in income tax expense during the year ended April 30, 2008. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2008 remain open for examination, with limited exceptions.

16.   HARDWICK IMPAIRMENT AND CLOSING CHARGES AND DEVELOPMENT PROJECT CHARGES.

Hardwick impairment and closing charges:

        In the fourth quarter of fiscal year 2007, the Company ceased operations at the Hardwick Landfill in the South Eastern region. At April 30, 2007, the Company recorded an impairment and closing charge associated with this site of $26,892. Included in the amount is $8,154 associated with future cash expenditures on capping, closure and post-closure activities at the landfill, $2,323 of which had been previously accrued as part of normal operations.

        In the fourth quarter of fiscal year 2008, the Company recorded additional closing charges amounting to $1,400 associated with higher expected cash expenditures on capping, closure and post-closure activities.

Development project charges:

        In fiscal years 2006, 2007 and 2008, the Company wrote-off $1,329, $752 and $534 in deferred costs associated with certain development projects deemed no longer viable.

17.   DISCONTINUED OPERATIONS

Discontinued Operations:

        During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the South Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations. During the fourth quarter of fiscal year 2008, the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations.

        During the second quarter of fiscal year 2008, the Company completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded to loss on disposal of discontinued operations.

        During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded to loss on disposal of discontinued operations.

        As of April 30, 2008, the Company has deemed its FCR Greenville operation as held for sale and has classified this as a discontinued operation pursuant to the requirements of SFAS No 144. The divestiture was completed in June 2008 and resulted in a small gain in fiscal year 2009.

        The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

        Revenues and loss before income tax benefit attributable to discontinued operations for fiscal years 2006, 2007 and 2008 are as follows:

	Fiscal Year Ended April 30,
	2006	2007	2008
Revenue	$24,492	$26,052	$8,204
Loss before income tax benefit	$(1,714)	$(3,885)	$(5,938)

        A summary of discontinued operations on the consolidated balance sheets at April 30, 2007 and 2008 is as follows:

	April 30, 2007	April 30, 2008
Accounts receivable—trade, net	$1,681	$220
Prepaid expenses	70	24
Inventory	101	16
Other current assets	2	—

Current assets of discontinued operations	$1,854	$260

Property, plant and equipment, net	$4,802	$55
Goodwill	4,352	427

Non-current assets of discontinued operations	$9,154	$482

Accounts payable	$1,249	$152
Accrued payroll and related expenses	111	16
Other accrued liabilities	692	781

Current liabilities of discontinued operations	$2,052	$949

Other long-term liabilities	$57	$170

Non-current liabilities of discontinued operations	$57	$170

        In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial intercompany activity associated with discontinued operations.

18.   EARNINGS PER SHARE

        The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2006	2007	2008
Numerator:
(Loss) income from continuing operations before discontinued operations	$12,165	$(15,475)	$(4,017)
Less: preferred stock dividends	(3,432)	(3,588)	—

(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$8,733	$(19,063)	$(4,017)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,185	24,332	24,466
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(193)	(48)	(72)

Weighted average number of common shares used in basic EPS	24,980	25,272	25,382

Impact of potentially dilutive securities:
Dilutive effect of options, warrants and contingent stock	388	—	—

Weighted average number of common shares used in diluted EPS	25,368	25,272	25,382

        For the fiscal years ended April 30, 2006, 2007 and 2008, 6,453, 8,948 and 3,854, respectively, of potentially dilutive common stock related to restricted stock, options, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

19.   RELATED PARTY TRANSACTIONS

(a)
Services

        During fiscal years ended April 30, 2006, 2007 and 2008, the Company retained the services of a related party, a company wholly owned by two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2006, 2007 and 2008 were $13,286, $13,180 and $9,109, respectively, of which $1,890 and $759 were outstanding and included in either accounts payable or other current liabilities at April 30, 2007 and 2008, respectively.

(b)
Leases

        On August 1, 1993, the Company entered into two leases for operating facilities with a partnership in which two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $24 and expire in April 2013. Total expense charged to operations for fiscal years ended April 30, 2006, 2007 and 2008 under these agreements was $277, $277 and $273, respectively.

(c)
Landfill Post-closure

        The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2006, 2007 and 2008, the Company paid $4, $15 and $8 respectively, pursuant to this agreement. As of April 30, 2007 and 2008, the Company has accrued $120 and $119 respectively, for costs associated with its post-closure obligations.

(d)
Employee Loans

        As of April 30, 2007 and 2008, the Company has recourse loans to officers and employees outstanding in the amount of $1,033 and $1,233, respectively. The interest on these notes is payable upon demand by the Company. The notes have no fixed repayment terms. Interest which has been fully accrued for as of April 30, 2008 is at the Wall Street Journal Prime Rate (5.00% at April 30, 2008). Non current assets includes notes from officers consisting of $916 and $1,101 at April 30, 2007 and 2008, respectively. Current assets include receivables associated with loans to employees of the Company amounting to $87 and $132 at April 30, 2007 and 2008, respectively.

(e)
Commodity Sales

        The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $4,578, $4,142 and $5,160 for fiscal years ended April 30, 2006, 2007 and 2008, respectively.

20.   SEGMENT REPORTING

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

        The Company classifies its operations into North Eastern region, South Eastern region, Central region, Western region and FCR Recycling. The Company's revenues in the North Eastern region, South Eastern region, Central region and Western region segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, cardboard, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees, are included in Other.

	North Eastern region	South Eastern region	Central region	Western region	FCR Recycling
Year Ended April 30, 2006
Outside revenues	$106,471	$77,634	$117,792	$92,397	$88,253
Inter-segment revenues	26,522	31,667	58,089	19,760	470
Operating income	6,906	(1,926)	17,025	9,508	13,084
Depreciation and amortization	18,300	10,004	15,673	12,675	4,917
Interest expense (net)	4,554	13,382	(2,897)	8,663	3,108
Capital expenditures	23,798	18,395	26,924	20,314	20,835
Goodwill	23,029	31,645	31,106	54,081	27,042
Total assets	$176,520	$140,996	$143,562	$159,603	$90,406

	Other	Eliminations	Total
Year Ended April 30, 2006
Outside revenues	$18,890	$—	$501,437
Inter-segment revenues	—	(136,508)	—
Operating income	(2,737)	—	41,860
Depreciation and amortization	1,912		63,481
Interest expense (net)	2,898		29,708
Capital expenditures	2,206		112,472
Goodwill	—		166,903
Total assets	$100,024	$—	$811,111

	North Eastern region	South Eastern region	Central region	Western region	FCR Recycling
Year Ended April 30, 2007
Outside revenues	$112,967	$67,771	$126,018	$98,892	$100,700
Inter-segment revenues	27,798	34,674	58,598	23,129	185
Operating income	6,361	(31,746)	14,213	12,122	14,394
Depreciation and amortization	19,556	9,267	19,415	14,594	5,880
Interest expense (net)	5,197	15,892	(3,186)	9,374	3,911
Capital expenditures	19,691	19,540	26,641	21,789	12,029
Goodwill	23,728	31,645	31,960	54,715	26,950
Total assets	$184,458	$128,455	$152,235	$169,428	$98,363

	Other	Eliminations	Total
Year Ended April 30, 2007
Outside revenues	$24,977	$—	$531,325
Inter-segment revenues	—	(144,384)	—
Operating income	(3,163)	—	12,181
Depreciation and amortization	2,036		70,748
Interest expense (net)	5,939		37,127
Capital expenditures	1,155		100,845
Goodwill	—		168,998
Total assets	$101,154	$—	$834,093

	North Eastern region	South Eastern region	Central region	Western region	FCR Recycling
Year Ended April 30, 2008
Outside revenues	$118,381	$67,053	$127,081	$106,410	$128,373
Inter-segment revenues	26,543	23,283	60,118	23,659	(12)
Operating income	2,529	(6,723)	14,818	11,893	21,938
Depreciation and amortization	23,661	10,256	18,624	16,551	6,750
Interest expense (net)	5,276	15,894	(4,374)	9,377	3,335
Capital expenditures	19,910	9,245	16,590	19,835	7,099
Goodwill	23,655	31,645	31,960	54,804	37,652
Total assets	$170,218	$127,149	$150,081	$179,634	$112,149

	Other	Eliminations	Total
Year Ended April 30, 2008
Outside revenues	$32,219	$—	$579,517
Inter-segment revenues	—	(133,591)	—
Operating income	(1,834)	—	42,621
Depreciation and amortization	1,927		77,769
Interest expense (net)	11,997		41,505
Capital expenditures	495		73,174
Goodwill	—		179,716
Total assets	$96,856	$—	$836,087

  Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2006	2007	2008
Collection	$253,117	$258,334	$266,214
Landfill / disposal facilities	97,801	106,465	106,234
Transfer	25,055	23,559	26,556
Recycling	125,464	142,967	180,513

Total	$501,437	$531,325	$579,517

21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2007 and 2008.

Fiscal Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$136,948	$140,695	$126,967	$126,715
Operating (loss) income	8,670	14,351	8,844	(19,684)
(Loss) income from continuing operations before discontinued operations	324	2,629	(423)	(18,005)
Net (loss) income available to common stockholders	(934)	1,498	(1,747)	(20,288)
(Loss) income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	(0.02)	0.07	(0.05)	(0.75)
Net (loss) income available to common stockholders	(0.04)	0.06	(0.07)	(0.80)
Diluted:
(Loss) income from continuing operations before discontinued operations	(0.02)	0.07	(0.05)	(0.75)
Net (loss) income available to common stockholders	(0.04)	0.06	(0.07)	(0.80)

Fiscal Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$148,526	$150,483	$140,879	$139,628
Operating income	13,846	15,828	7,412	5,534
(Loss) income from continuing operations before discontinued operations	2,347	3,937	(4,463)	(5,839)
Net (loss) income available to common stockholders	1,742	2,830	(4,604)	(7,803)
(Loss) income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	0.09	0.16	(0.18)	(0.23)
Net (loss) income available to common stockholders	0.07	0.11	(0.19)	(0.30)
Diluted:
(Loss) income from continuing operations before discontinued operations	0.09	0.15	(0.18)	(0.23)
Net (loss) income available to common stockholders	0.07	0.11	(0.19)	(0.30)

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company's significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2007 and 2008; the condensed consolidating results of operations for the fiscal years ended April 30, 2006, 2007 and 2008; and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2006, 2007 and 2008 of (a) the Parent company only, (b) the combined guarantors ("the Guarantors"), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors ("the Non-Guarantors"), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,967)	$13,015	$1,318	$—	$12,366
Accounts receivable—trade, net of allowance for doubtful accounts	31	60,193	166	(27)	60,363
Refundable income taxes	1,340	—	—	—	1,340
Deferred taxes	7,306	—	909	—	8,215
Other current assets	1,679	8,983	—	—	10,662
Current assets of discontinued operations	—	1,854	—	—	1,854

Total current assets	8,389	84,045	2,393	(27)	94,800
Property, plant and equipment, net of accumulated depreciation and amortization	2,587	480,707	(475)	—	482,819
Goodwill	—	168,998	—	—	168,998
Restricted cash	—	4	12,730	—	12,734
Deferred income taxes	1,546	—	—	—	1,546
Investment in subsidiaries	(12,170)	—	—	12,170	—
Assets under contractual obligation	—	55	—	—	55
Other non-current assets	29,589	38,657	120	(4,379)	63,987
Non-current assets of discontinued operations	—	9,154	—	—	9,154

	21,552	697,575	12,375	7,791	739,293
Intercompany receivable	670,919	(669,191)	(6,107)	4,379	—

	$700,860	$112,429	$8,661	$12,143	$834,093

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2007

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$900	$315	$—	$—	$1,215
Series Aredeemable, convertible preferred stock	74,018	—	—	—	74,018
Accounts payable	1,580	49,473	96	(27)	51,122
Accrued payroll and related expenses	1,795	6,649	—	—	8,444
Accrued interest	9,268	7	—	—	9,275
Accrued closure and post-closure costs, current portion	—	8,386	535	—	8,921
Other current liabilities	6,811	17,880	8,414	—	33,105
Current liabilities of discontinued operations	—	2,052	—	—	2,052

Total current liabilities	94,372	84,762	9,045	(27)	188,152
Long-term debt, less current maturities	475,445	780		—	476,225
Capital lease obligations, less current maturities	—	650	—	—	650
Accrued closure and post closure costs, less current portion	—	29,408	43	—	29,451
Other long-term liabilities	1,547	6,469	2,046	—	10,062
Non-current liabilities of discontinued operations	—	57	—	—	57
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,332,000 shares	243	101	100	(201)	243
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,001)	120	(4)	(116)	(1,001)
Additional paid-in capital	273,345	46,704	3,813	(50,517)	273,345
Accumulated deficit	(143,101)	(56,622)	(6,382)	63,004	(143,101)

Total stockholders' equity	129,496	(9,697)	(2,473)	12,170	129,496

	$700,860	$112,429	$8,661	$12,143	$834,093

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2008

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$1,306	$248	$—	$2,814
Restricted cash	—	95	—	—	95
Accounts receivable—trade, net of allowance for doubtful accounts	80	61,969	184	—	62,233
Notes receivable—officers/employees	132	—	—	—	132
Refundable income taxes	2,020	—	—	—	2,020
Prepaid expenses	2,541	4,389	—	—	6,930
Deferred taxes	14,639	—	794	—	15,433
Other current assets	501	5,327	—	—	5,828

Total current assets	21,173	73,086	1,226	—	95,485
Property, plant and equipment, net of accumulated depreciation and amortization	2,557	485,471	—	—	488,028
Goodwill	—	179,716	—	—	179,716
Investment in subsidiaries	2,898	—	—	(2,898)	—
Other non-current assets	26,370	37,254	13,613	(4,379)	72,858

	31,825	702,441	13,613	(7,277)	740,602
Intercompany receivable	652,849	(649,823)	(7,405)	4,379	—

	$705,847	$125,704	$7,434	$(2,898)	$836,087

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2008

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,750	$362	$—	$—	$2,112
Current maturities of capital lease obligations	108	538	—	—	646
Accounts payable	4,084	47,503	144	—	51,731
Accrued payroll and related expenses	2,834	8,417	—	—	11,251
Other current liabilities	20,754	20,079	6,251	—	47,084

Total current liabilities	29,530	76,899	6,395	—	112,824
Long-term debt, less current maturities	549,570	846		—	550,416
Capital lease obligations, less current maturities	508	8,303	—	—	8,811
Other long-term liabilities	1,557	35,881	1,916	—	39,354
STOCKHOLDERS' EQUITY:
Class A common stock— Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,448,000 shares	245	100	100	(200)	245
Class B common stock— Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(2,568)	502	143	(645)	(2,568)
Additional paid-in capital	276,189	46,430	3,988	(50,418)	276,189
Accumulated deficit	(149,194)	(43,257)	(5,108)	48,365	(149,194)

Total stockholders' equity	124,682	3,775	(877)	(2,898)	124,682

	$705,847	$125,704	$7,434	$(2,898)	$836,087

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2006

(In thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$499,453	$10,012	$(8,028)	$501,437
Operating expenses:
Cost of operations	12	327,269	9,897	(8,028)	329,150
General and administration	(429)	65,348	698	—	65,617
Depreciation and amortization	1,660	61,551	270	—	63,481
Development project costs	—	1,329	—	—	1,329

	1,243	455,497	10,865	(8,028)	459,577

Operating income (loss)	(1,243)	43,956	(853)	—	41,860
Other expense/(income), net:
Interest income	(32,500)	(370)	(453)	32,395	(928)
Interest expense	35,451	27,525	55	(32,395)	30,636
(Income) loss from equity method investments	(21,254)	(5,857)	—	21,369	(5,742)
Other (income)/expense, net:	(1,703)	(177)	—	—	(1,880)

Other expense/(income), net	(20,006)	21,121	(398)	21,369	22,086

Income (loss) from continuing operations before income taxes and discontinued operations	18,763	22,835	(455)	(21,369)	19,774
Provision (benefit) for income taxes	7,659	—	(50)	—	7,609

Income (loss) from continuing operations before discontinued operations	11,104	22,835	(405)	(21,369)	12,165
Discontinued operations:
Loss from discontinued operations, net	—	(1,061)	—	—	(1,061)

Net income (loss)	11,104	21,774	(405)	(21,369)	11,104
Preferred stock dividend	3,432	—	—	—	3,432

Net income (loss) available to common stockholders	$7,672	$21,774	$(405)	$(21,369)	$7,672

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$529,246	$11,975	$(9,896)	$531,325
Operating expenses:
Cost of operations	2,775	346,934	7,737	(9,896)	347,550
General and administration	400	72,343	459	—	73,202
Depreciation and amortization	1,774	68,053	921	—	70,748
Hardwick impairment and closing charge	—	26,892	—	—	26,892
Development project costs	—	752	—	—	752

	4,949	514,974	9,117	(9,896)	519,144

Operating income (loss)	(4,949)	14,272	2,858	—	12,181
Other expense/(income), net:
Interest income	(37,237)	(537)	(581)	37,090	(1,265)
Interest expense	43,280	31,989	213	(37,090)	38,392
(Income) loss from equity method investments	16,117	(2,105)	—	(15,063)	(1,051)
Other income	(254)	(317)	—	—	(571)

Other expense/(income), net	21,906	29,030	(368)	(15,063)	35,505

(Loss) income from continuing operations before income taxes and discontinued operations	(26,855)	(14,758)	3,226	15,063	(23,324)
(Benefit) provision for income taxes	(8,972)	—	1,123	—	(7,849)

(Loss) income from continuing operations before discontinued operations	(17,883)	(14,758)	2,103	15,063	(15,475)
Discontinued operations:
Loss from discontinued operations, net	—	(1,691)	—	—	(1,691)
Loss on disposal of discontinued operations, net	—	(717)	—	—	(717)

Net (loss) income	(17,883)	(17,166)	2,103	15,063	(17,883)
Preferred stock dividend	3,588	—	—	—	3,588

Net (loss) income available to common stockholders	$(21,471)	$(17,166)	$2,103	$15,063	$(21,471)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$579,517	$9,030	$(9,030)	$579,517
Operating expenses:
Cost of operations	2,415	382,441	7,183	(9,030)	383,009
General and administration	785	73,176	223	—	74,184
Depreciation and amortization	1,628	76,171	(30)	—	77,769
Hardwick impairment and closing charge	—	1,400	—	—	1,400
Development project costs	234	300	—	—	534

	5,062	533,488	7,376	(9,030)	536,896

Operating income (loss)	(5,062)	46,029	1,654	—	42,621
Other expense/(income), net:
Interest income	(33,123)	(243)	(576)	32,588	(1,354)
Interest expense	45,176	30,271	—	(32,588)	42,859
(Income) loss from equity method investments	(9,710)	4,051	—	11,736	6,077
Other income	(354)	(2,336)	—	—	(2,690)

Other expense/(income), net	1,989	31,743	(576)	11,736	44,892

Income (loss) from continuing operations before income taxes and discontinued operations	(7,051)	14,286	2,230	(11,736)	(2,271)
Provision for income taxes	784	—	962	—	1,746

Income (loss) from continuing operations before discontinued operations	(7,835)	14,286	1,268	(11,736)	(4,017)
Discontinued operations:
Loss from discontinued operations, net	—	(1,705)	—	—	(1,705)
Loss on disposal of discontinued operations, net	—	(2,113)	—	—	(2,113)

Net (loss) income applicable to common stockholders	$(7,835)	$10,468	$1,268	$(11,736)	$(7,835)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(4,113)	$78,376	$861	$—	$75,124
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(19,691)	—	—	(19,691)
Additions to property, plant and equipment—growth	—	(47,474)	—	—	(47,474)
—maintenance	(1,981)	(62,312)	(705)	—	(64,998)
Payments on landfill operating lease contracts	—	(10,539)	—	—	(10,539)
Restricted cash from revenue bond issuance	(5,469)	—	—	—	(5,469)
Other	(3,047)	2,539	—	—	(508)

Net Cash Used In Investing Activities	(10,497)	(137,477)	(705)	—	(148,679)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	208,197	800	—	—	208,997
Principal payments on long-term debt	(135,366)	(1,045)	—	—	(136,411)
Other	1,432	—	—	—	1,432
Intercompany borrowings	(61,110)	61,559	(449)	—	—

Net Cash Provided by (Used in) Financing Activities	13,153	61,314	(449)	—	74,018
Discontinued Operations:
Used in Operating Activities	—	(64)	—	—	(64)
Used in Investing Activities	—	(1,539)	—	—	(1,539)
Used in financing Activities	—	(13)	—	—	(13)

Cash Used in Discontinued Operations	—	(1,616)	—	—	(1,616)

Net (decrease) increase in cash and cash equivalents	(1,457)	597	(293)	—	(1,153)
Cash and cash equivalents, beginning of period	(2,383)	10,146	815	—	8,578

Cash and cash equivalents, end of period	$(3,840)	$10,743	$522	$—	$7,425

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,906)	$84,265	$(1,303)	$—	$81,056
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,750)	—	—	(2,750)
Additions to property, plant and equipment—growth	—	(36,738)	—	—	(36,738)
—maintenance	(1,106)	(61,864)	(1,137)	—	(64,107)
Payments on landfill operating lease contracts	—	(4,995)	—	—	(4,995)
Proceeds from divestitures	—	7,383	—	—	7,383
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Investment in unconsolidated entities	(4,378)	—	—	—	(4,378)
Other	—	2,780	—	—	2,780

Net Cash (Used In) Provided by Investing Activities	51	(96,184)	(1,137)	—	(97,270)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	267,137	388	—	—	267,525
Principal payments on long-term debt	(243,150)	(1,600)	—	—	(244,750)
Other	1,026	—	—	—	1,026
Intercompany borrowings	(21,285)	18,049	3,236	—	—

Net Cash Provided by (Used in) Financing Activities	3,728	16,837	3,236	—	23,801

Discontinued Operations:
Used in Operating Activities	—	(667)	—	—	(667)
Used in Investing Activities	—	(1,979)	—	—	(1,979)

Cash Used in Discontinued Operations	—	(2,646)	—	—	(2,646)

Net increase in cash and cash equivalents	1,873	2,272	796	—	4,941
Cash and cash equivalents, beginning of period	(3,840)	10,743	522	—	7,425

Cash and cash equivalents, end of period	$(1,967)	$13,015	$1,318	$—	$12,366

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(10,260)	$84,149	$(2,074)	$—	$71,815
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(11,881)	—	—	(11,881)
Additions to property, plant and equipment—growth	—	(18,950)	—	—	(18,950)
—maintenance	(409)	(53,815)	—	—	(54,224)
Payments on landfill operating lease contracts	—	(7,143)	—	—	(7,143)
Proceeds from divestitures	—	2,373	—	—	2,373
Investment in unconsolidated entities	(156)	—	—	—	(156)
Other	—	4,294	—	—	4,294

Net Cash Used In by Investing Activities	(565)	(85,122)	—	—	(85,687)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	297,205	3,995	—	—	301,200
Principal payments on long-term debt	(222,404)	(1,288)	—	—	(223,692)
Deferred financing costs	(554)	—	—	—	(554)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—	—	—	(75,056)
Other	1,470	—	—	—	1,470
Intercompany borrowings	13,391	(14,395)	1,004	—	—

Net Cash (Used in) Provided by Financing Activities	14,052	(11,688)	1,004	—	3,368
Cash Provided by Discontinued Operations	—	952	—	—	952

Net (decrease) increase in cash and cash equivalents	3,227	(11,709)	(1,070)	—	(9,552)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366

Cash and cash equivalents, end of period	$1,260	$1,306	$248	$—	$2,814

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of April 30, 2008, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        Management's report on the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

        No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Equity Compensation Plan Information

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of April 30, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	3,782,335	$12.82	2,207,601	(2)
Equity compensation plans not approved by security holders	—	$—	—

(1)
In addition to being available for future issuance in the form of options, 1,864,631 shares under the Company's 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.

(2)
Includes 342,970 shares issuable under the Company's 1997 Employee Stock Purchase Plan.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of April 30, 2007 and 2008.
Consolidated Statements of Operations for the fiscal years ended April 30, 2006, 2007, and 2008.
Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2006, 2007, and 2008.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2006, 2007, and 2008.
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

CASELLA WASTE SYSTEMS, INC.
Dated: June 20, 2008	By:	/s/ JOHN W. CASELLA John W. Casella Chairman and Chief Executive Officer
Date:

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. CASELLA John W. Casella	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 20, 2008
/s/ PAUL A. LARKIN Paul A. Larkin	President and Chief Operating Officer	June 20, 2008
/s/ JAMES W. BOHLIG James W. Bohlig	Chief Development Officer, President, Renewables Group and Director	June 20, 2008
/s/ RICHARD A. NORRIS Richard A. Norris	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	June 20, 2008
/s/ DOUGLAS R. CASELLA Douglas R. Casella	Director	June 20, 2008
/s/ JOHN F. CHAPPLE III John F. Chapple III	Director	June 20, 2008
/s/ GREGORY B. PETERS Gregory B. Peters	Director	June 20, 2008
/s/ JAMES F. CALLAHAN, JR. James F. Callahan, Jr.	Director	June 20, 2008
/s/ JOSEPH G. DOODY Joseph G. Doody	Director	June 20, 2008
/s/ JAMES P. MCMANUS James P. McManus	Director	June 20, 2008
/s/ MICHAEL K. BURKE Michael K. Burke	Director	June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Casella Waste Systems, Inc.:

        Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 11, 2008 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the years ended April 30, 2008 and 2007 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the years ended April 30, 2008 and 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ VITALE, CATURANO & CO. LTD.

Boston, Massachusetts
June 11, 2008

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended April 30,
	2006	2007	2008
Balance at beginning of period	$641	$607	$1,586
Additions—Charged to expense	513	2,075	812
Deductions—Bad debts written off, net of recoveries	(547)	(1,096)	(646)

Balance at end of period	$607	$1,586	$1,752

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. ("Casella"), KTI, Inc. ("KTI") and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed December 7, 2007 (file no. 000-23211)).
3.3	Second Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed December 7, 2007 (file no. 000-23211)).
4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).
4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
4.3	Indenture, dated January 24, 2003, by and among Casella Waste Systems, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2013, including the form of 9.75% Senior Subordinated Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed January 24, 2003 (file no. 000-23211)).
4.4	Exchange and Registration Rights Agreement, dated January 21, 2003, by and among Casella Waste Systems, Inc., the Guarantors listed therein and Purchasers listed therein, relating to the 9.75% Senior Subordinated Notes due 2013 (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-4 of Casella as filed on February 11, 2003 (file no. 333-103106)).
10.1	1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.2	1994 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.3	1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.4	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.5	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).
10.6	1995 Registration Rights Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

10.7	Warrant to Purchase Common Stock of Casella granted to John W. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.8	Warrant to Purchase Common Stock of Casella granted to Douglas R. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.9	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.10	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.11	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.12	Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996 (incorporated herein by reference to Exhibit 10.21 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.13	Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996 (incorporated herein by reference to Exhibit 10.22 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.14	Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995 (incorporated herein by reference to Exhibit 10.23 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.15	Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).
10.16*	Amendment No. 1 to Stock Option Agreement, dated as of May 12, 1999, by and between KTI, Inc. and the Registrant (incorporated herein by reference to the current report on Form 8-K of Casella as filed May 13, 1999 (file no. 000-23211)).
10.17	Power Purchase Agreement between Maine Energy Recovery Company and Central Maine Power Company dated January 12, 1984, as amended (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.18	Host Municipalities' Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

10.19	Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.20	Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995. (incorporated herein by reference to Exhibit 10.38 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
10.21	Non-Exclusive License to Use Technology between KTI and Oakhurst Technology, Inc. dated December 29, 1998 (incorporated herein by reference to Exhibit 4.5 to the current report on Form 8-K of KTI as filed January 15, 1999 (file no. 000-25490)).
10.22*	Management Compensation Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.23	Management Compensation Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated December 8, 1999 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.24	Preferred Stock Purchase Agreement, dated as of June 28, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.25	Registration Rights Agreement, dated as of August 11, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.26	KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.27	KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.28*	Management Compensation Agreement between Casella Waste Systems, Inc. and Charles E. Leonard dated June 18, 2001 (incorporated herein by reference to Exhibit 10.39 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.29*	Management Compensation Agreement between Casella Waste Systems, Inc. and Richard Norris dated July 20, 2001 (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.30	US GreenFiber LLC Limited Liability Company Agreement, dated June 26, 2000, between U.S. Fiber, Inc. and Greenstone Industries, Inc. (incorporated herein by reference to Exhibit 10.41 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.31	Purchase Agreement, dated August 17, 2001, by and among Crumb Rubber Investors Co., LLC, Casella Waste Systems, Inc. and KTI Environmental Group, Inc. (incorporated herein by reference to Exhibit 10.42 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).

10.32	Purchase Agreement, dated August 17, 2001, by and among New Heights Holding Corporation, KTI, Inc., KTI Operations, Inc. and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.33*	Form of Non-Plan Non-Statutory Stock Option Agreement as issued by Casella Waste Systems, Inc. to certain individuals as of May 25, 1994 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.34	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 24, 2003, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Fleet National Bank, individually and as administrative agent, and Bank of America, N.A., individually and as syndication agent, with Fleet Securities, Inc. and Banc of American Securities LLC acting as Co-Arrangers (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed September 12, 2003 (file no. 000-23211)).
10.35	Construction, Operation and Management Agreement between New England Waste Services of Massachusetts, Inc. and the Town of Templeton, Massachusetts (incorporated herein by reference to Exhibit 10.35 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).
10.36	Amendment No. 1 and Release to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.36 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).
10.37	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella Waste Systems, Inc. as filed on September 12, 2003 (file no. 000-23211)).
10.38	Amendment No. 3 and Consent to Certain Acquisitions to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form S-4 of Casella Waste Systems, Inc. as filed on February 20, 2004 (file no. 000-23211)).
10.39	Joinder Agreement to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.5 to the registration statement on Form S-4 of Casella Waste Systems, Inc. as filed on February 20, 2004 (file no. 000-23211)).
10.40	Amendment No. 4 to Second Amended and Restated Revolving Credit and Term Loan Agreement. (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on June 25, 2004 (file no. 000-23211)).
10.41*	Summary of compensatory arrangements including cash bonus arrangement, and salaries and other compensatory terms for executive officers (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 21, 2005 (file no. 000-23211)).
10.42*	Summary of compensating arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on March 8, 2005 (file no. 000-23211)).

10.43	Amended and Restated Revolving Credit Agreement, dated April 28, 2005, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Bank of America, N.A., individually and as administrative agent, and Bank of America Securities LLC, as sole arranger and sole book manager, with Citizens Bank, as syndication agent and Sovereign Bank, Wachovia Bank and Calyon New York Branch, as co-documentation agents. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on June 28, 2005 (file no. 000-23211)).
10.44*	Summary of compensatory arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on September 9, 2005 (file no. 000-23211) ).
10.45	Financing Agreement between Casella Waste Systems, Inc. and Finance Authority of Maine, Dated as of December 1, 2006 relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).
10.46	First Amendment To Amended And Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 8, 2006 (file no. 000-23211)).
10.47*	2006 Stock Incentive Plan (incorporated herein by reference to the current report on Form 10-Q of Casella as filed on December 7, 2006 (file no. 000-23211)).
10.48	Third Amendment To Amended And Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to the current report on Form 8-K of Casella as filed on May 15, 2007 (file no. 000-23211)).
10.51*	Employment Agreement, General Release and Noncompete Agreement by and between Casella Waste Systems, Inc. and Richard A. Norris dated as of January 23, 2008 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).
10.52*	Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated as of January 9, 2008 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).
21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1	Consent of Vitale Caturano & Company, LTD.
23.2 +	Consent of PricewaterhouseCoopers LLP.
23.3	Consent of PricewaterhouseCoopers LLP on financial statements of US Green Fiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 +	Financial Statements of US Green Fiber, LLC—December 31, 2007, 2006 and 2005.

+
Filed herewith

++
Furnished herewith

*
This is a management contract or compensatory plan or arrangement.