Form 10-Q
period 2008-07-31
CASELLA WASTE SYSTEMS INC
filed 2008-09-04
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 29, 2008:

Class A Common Stock	24,549,662
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	July 31,
	2008	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,814	$2,785
Restricted cash	95	95
Accounts receivable - trade, net of allowance for doubtful accounts of $1,752 and $1,780	62,233	70,848
Notes receivable - officer/employees	132	134
Refundable income taxes	2,020	1,346
Prepaid expenses	6,930	7,062
Inventory	3,876	4,105
Deferred income taxes	15,433	18,452
Other current assets	1,692	5,135
Current assets of discontinued operations	260	—

Total current assets	95,485	109,962

Property, plant and equipment, net of accumulated depreciation and amortization of $484,620 and $503,513	488,028	494,255
Goodwill	179,716	179,734
Intangible assets, net	2,608	2,509
Restricted assets	13,563	13,608
Notes receivable - officer/employees	1,101	1,109
Investments in unconsolidated entities	44,617	43,868
Other non-current assets	10,487	10,344
Non-current assets of discontinued operations	482	—
	740,602	745,427

	$836,087	$855,389

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
	2008	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,758	$1,777
Accounts payable	51,731	54,858
Accrued payroll and related expenses	11,251	6,795
Accrued interest	8,668	12,633
Current accrued capping, closure and post-closure costs	9,265	6,387
Other accrued liabilities	28,202	30,631
Current liabilities of discontinued operations	949	—

Total current liabilities	112,824	113,081

Long-term debt, less current maturities	559,227	561,787
Financing lease obligations	—	3,963
Accrued capping, closure and post-closure costs, less current portion	32,864	35,088
Deferred income taxes	313	5,767
Other long-term liabilities	6,007	6,804
Non-current liabilities of discontinued operations	170	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -	245	245
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,466,000 and 24,516,000 shares as of April 30, 2008 and July 31, 2008, respectively
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(2,568)	(1,409)
Additional paid-in capital	276,189	277,071
Accumulated deficit	(149,194)	(147,018)
Total stockholders’ equity	124,682	128,899

	$836,087	$855,389

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2007	2008

Revenues	$148,526	$157,904

Operating expenses:
Cost of operations	96,903	104,442
General and administration	17,869	18,440
Depreciation and amortization	19,908	19,470
	134,680	142,352
Operating income	13,846	15,552
Other expense/(income), net:
Interest income	(428)	(182)
Interest expense	11,043	10,155
Loss from equity method investments	2,151	1,129
Other income	(2,397)	(88)
Other expense, net	10,369	11,014

Income from continuing operations before income taxes and discontinued operations	3,477	4,538
Provision for income taxes	1,130	2,317

Income from continuing operations before discontinued operations	2,347	2,221

Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $350 and $8)	(604)	(11)
Loss on disposal of discontinued operations (net of income tax provision of $262)	—	(34)

Net income available to common stockholders	$1,743	$2,176

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2007	2008
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations applicable to common stockholders	$0.09	$0.09
Loss from discontinued operations, net	(0.02)	—
Loss on disposal of discontinued operations, net	—	—

Net income per common share available to common stockholders	$0.07	$0.09

Basic weighted average common shares outstanding	25,327	25,473

Diluted:
Income from continuing operations before discontinued operations applicable to common stockholders	$0.09	$0.08
Loss from discontinued operations, net	(0.02)	—
Loss on disposal of discontinued operations, net	—	—

Net income per common share available to common stockholders	$0.07	$0.08

Diluted weighted average common shares outstanding	25,442	25,683

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2007	2008
Cash Flows from Operating Activities:
Net income	$1,743	$2,176
Loss from discontinued operations, net	604	11
Loss on disposal of discontinued operations, net	—	34
Adjustments to reconcile net income to net cash provided by operating activities -
Gain on sale of equipment	(241)	(284)
Depreciation and amortization	19,908	19,470
Depletion of landfill operating lease obligations	1,857	1,723
Income from assets under contractual obligation	(738)	(89)
Preferred stock dividend (included in interest expense)	925	—
Amortization of premium on senior notes	(151)	(164)
Maine Energy settlement	(2,142)	—
Loss from equity method investments	2,151	1,129
Stock-based compensation	216	389
Excess tax benefit on the exercise of stock options	—	(31)
Deferred income taxes	856	2,435
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(2,633)	(8,604)
Accounts payable	(3,642)	3,118
Other assets and liabilities	1,519	(1,526)
	17,885	17,566
Net Cash Provided by Operating Activities	20,232	19,787

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(10)	(70)
Additions to property, plant and equipment - growth	(6,630)	(4,723)
- maintenance	(15,718)	(17,705)
Payments on landfill operating lease contracts	(474)	(452)
Proceeds from divestitures	—	670
Proceeds from sale of equipment	806	548
Investment in unconsolidated entities	(65)	—
Proceeds from assets under contractual obligation	793	89
Net Cash Used In Investing Activities	(21,298)	(21,643)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	112,075	22,700
Principal payments on long-term debt	(118,321)	(21,447)
Proceeds from exercise of stock options	165	496
Excess tax benefit on the exercise of stock options	—	31
Net Cash Provided by (Used in) Financing Activities	(6,081)	1,780

Discontinued Operations:
Provided by (Used in) Operating Activities	(825)	47
Used in Investing Activities	(13)	—
Cash Provided by (Used in) Discontinued Operations	(838)	47

Net decrease in cash and cash equivalents	(7,985)	(29)
Cash and cash equivalents, beginning of period	12,363	2,814

Cash and cash equivalents, end of period	$4,378	$2,785

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2007	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$4,683	$5,845
Income taxes, net of refunds	$311	$245

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$10	$70
Cash paid, net	(10)	(70)

Notes payable, liabilities assumed and holdbacks to sellers	$—	$—

Property, plant and equipment acquired through financing arrangement	$—	$4,453

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheet of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of July 31, 2008, the consolidated statements of operations for the three months ended July 31, 2007 and 2008 and the consolidated statements of cash flows for the three months ended July 31, 2007 and 2008 are unaudited.  In the opinion of management, such financial statements together with the consolidated balance sheet as of April 30, 2008 include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2008  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 (the “Annual Report”).  The results for the three month period ended July 31, 2008 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2009.

2.             RECLASSIFICATIONS

The Company has made reclassifications in the Company’s Consolidated Statements of Operations to conform information for the three months ended July 31, 2007 to the Company’s current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes.  During the second quarter of fiscal year 2008, the Company began recording income from assets under contractual obligations as a component of cost of operations where previously this income had been recorded as other income.  This resulted in income reclassified amounting to $738 for the three months ended July 31, 2007.

3.             BUSINESS COMBINATIONS

During the three months ended July 31, 2008, the Company acquired one solid waste hauling operation.  This transaction was in exchange for total consideration of $70 in cash.  During the three months ended July 31, 2007, the Company acquired one solid waste hauling operation.  This transaction was in exchange for total consideration of $10 in cash.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements and client lists, with the residual amounts allocated to goodwill.  The pro forma effect, as if each of the acquisitions had been made on May 1, 2007, do not vary materially from actual reported results for the periods ended July 31, 2007 and 2008.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2008 through July 31, 2008:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2008	$23,655	$31,645	$31,960	$54,804	$37,652	$179,716

Acquisitions	—	18	—	—	—	18

Balance, July 31, 2008	$23,655	$31,663	$31,960	$54,804	$37,652	$179,734

Intangible assets at April 30, 2008 and July 31, 2008 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2008
Intangible assets	$15,125	$1,597	$920	$58	$17,700
Less accumulated amortization	(14,189)	(726)	(167)	(10)	(15,092)
	$936	$871	$753	$48	$2,608

Balance, July 31, 2008
Intangible assets	$15,125	$1,597	$920	$93	$17,735
Less accumulated amortization	(14,279)	(749)	(184)	(14)	(15,226)
	$846	$848	$736	$79	$2,509

Intangible amortization expense for the three months ended July 31, 2007 and 2008 was $150 and $146, respectively.  The intangible amortization expense estimated as of July 31, 2008 for the five fiscal years following fiscal year 2008 is as follows:

2009	2010	2011	2012	2013	Thereafter
$562	$327	$249	$192	$171	$1,008

5.             NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 (‘SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted this statement on May 1, 2008, but it did not have any impact on the Company’s financial position or results of operations as the Company did not make any fair value elections under this standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised - 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adoption of this statement on the Company’s Consolidated Financial Statements is dependent on the nature and volume of future acquisitions, and, therefore, cannot be determined at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS No. 161 relates specifically to disclosures, the adoption will have no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on its financial position or results of operations.

6.             LEGAL PROCEEDINGS

On September 12, 2001, the Company’s subsidiary, North Country Environmental Services, Inc. (“NCES”), petitioned the New Hampshire Superior Court (“Superior Court”) for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire (“Town”) could lawfully prohibit NCES’s expansion of its landfill in Bethlehem.  The Town filed counterclaims seeking contrary declarations and other relief.  The parties appealed the Superior Court’s decision to the New Hampshire Supreme Court (“Supreme Court”).  On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area.  A significant portion of NCES’s Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services (“NHDES”), however, was to lie outside the 51 acres.  With respect to expansion outside the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings.  On April 25, 2005, the Superior Court rendered summary judgment in NCES’s favor on two of the four issues, leaving the other two issues for trial.  The two issues that were decided on summary judgment remain subject to appeal by the Town.  In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new “District V,” which corresponded to the 51 acres.  The Town then amended its pleadings to seek a declaration that the new ordinance was valid.  The parties each filed motions for partial summary judgment.  Following the court’s decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.  On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated “Stage IV, Phase II”) would be relocated within the 51 acres.  That application was superseded by a new application, filed on November 30, 2007, that would bring all berms along the perimeter of the landfill’s footprint within the 51 acres as well.  NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe.  The Superior Court granted the stay pending a decision by NHDES.  The permit modification application currently remains pending before NHDES.

The NHDES conducted a public hearing in July, and has scheduled a final public hearing in September, 2008.  The NHDES decision to grant the permit modification is expected to be made during the fourth quarter of calendar year 2008.

The Company, on behalf of itself, its subsidiary FCR, LLC, and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action in Rutland Superior Court against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8 2007, to resolve issues raised by GRT as the minority member of GMG.  The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes.  The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters.  Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary FCR, LLC.  The Company is vigorously contesting these allegations on its behalf and on behalf of its employees, and believes that the claims have no merit.

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to SRD’s existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to several conditions, to reallocate tonnage capacity accepted at a Construction and Demolition Processing Facility located at the Landfill to solid waste to be accepted at the Landfill up to a maximum of 405,600 tons per year, including the right to import municipal solid waste to the Landfill without regard for geographic origin. On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with 10-citizens groups, filed a complaint in Worcester Superior Court contesting the 2008 Site Assignment (the “Appeal”).  The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD.  On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $50,000.  The escrow account will serve as a source for funds to cover the costs of SRD installing a “sentinel” downgradient well to the Landfill for tests to be conducted by and results provided to the Sturbridge BOH pursuant to an environmental plan that is a condition of the 2008 Site Assignment, and for related monitoring costs to be incurred by the Sturbridge BOH in connection therewith.  The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10-citizens groups remain as participants in the Appeal.  While it is too early to assess the outcome of the Appeal, SRD is, and will continue to aggressively defend the Appeal.

The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

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

8.             STOCK-BASED COMPENSATION

On July 28, 2008, the Company granted restricted stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) in the form of performance shares to certain employees.  Receipt of these shares is contingent upon the Company’s attainment of certain performance metrics on an average basis over a three fiscal year period.  At the one hundred percent level of attainment the grantee pool would be entitled to a total of 205 shares of Class A Common Stock.  These units were granted at a value of $12.14 per share and are unvested and unissued at July 31, 2008.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the three months ended July 31, 2008 is as follows:

	Total Shares	Weighted Average Exercise Price
Outstanding, April 30, 2008	3,782	$12.82
Granted	5	12.62
Exercised	(30)	10.46
Forfeited	(244)	22.13
Outstanding, July 31, 2008	3,513	12.20
Exercisable, July 31, 2008	3,049	$12.18

The weighted average grant date fair value of options granted was $5.24 and $5.49 per option for the three months ended July 31, 2007 and 2008, respectively.  There are 1,858 Class A Common Stock equivalents available for future grant under the 2006 plan.

The Company recorded $193 and $363 of stock based compensation expense related to stock options and restricted stock units during the three months ended July 31, 2007 and 2008, respectively.  The Company also recorded $23 and $26 of stock based expense for the Company’s Employee Stock Purchase Plan during the three months ended July 31, 2007 and 2008, respectively.

The Company’s calculations of stock-based compensation expense for the three months ended July 31, 2007 and 2008 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three months ended July 31, 2007 and 2008:

	Three Months Ended July 31,
	2007	2008
Stock Options:
Expected life	6 years	6 years
Risk-free interest rate	4.85%	3.73%
Expected volatility	37.83%	36.80%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Risk-free interest rate	5.07%	2.87%
Expected volatility	35.10%	36.80%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three months ended July 31, 2007 and 2008, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

9.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended July 31,
	2007	2008
Numerator:
Net income available to common stockholders	$1,743	$2,176

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,351	24,516
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(12)	(31)
Weighted average number of common shares used in basic EPS	25,327	25,473
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock	115	210
Weighted average number of common shares used in diluted EPS	25,442	25,683

For the three months ended July 31, 2007, 8,551 common stock equivalents related to options, warrants and redeemable convertible preferred stock were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three months ended July 31, 2008, 2,716 common stock equivalents related to options, warrants and restricted stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive income for the three months ended July 31, 2007 and 2008 is as follows:

	Three Months Ended July 31,
	2007	2008
Net income	$1,743	$2,176
Other comprehensive income (loss)	(184)	1,159
Comprehensive income	$1,559	$3,335

The components of other comprehensive income (loss) for the three months ended July 31, 2007 and 2008 are shown as follows:

	Three Months Ended July 31,
	2007			2008
		Tax			Tax
	Gross	effect	Net of Tax	Gross	effect	Net of Tax
Changes in fair value of marketable securities during the period	$(30)	$(10)	$(20)	$(97)	$(34)	$(63)
Change in fair value of interest rate derivatives and commodity hedges during period	(702)	(274)	(428)	592	237	355
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	431	167	264	1,467	600	867
	$(301)	$(117)	$(184)	$1,962	$803	$1,159

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments as well as certain investments included in restricted assets.  The Company’s restricted assets measured at fair value include investments in fixed-maturity securities which serve as collateral for the Company’s self-insurance claims liability, self insurance reserves and landfill post closure obligations.

The Company’s derivative instruments include interest rate swaps and collars along with commodity hedges.  The Company uses interest rate derivatives to hedge the risk of adverse movements in interest rates.  The fair value of these cash flow hedges are based primarily on the LIBOR index.  The Company uses commodity hedges to hedge the risk of adverse movements in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.  As of July 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at July 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - available for sale securities	$13,608	$—	$—
Total	$13,608	$—	$—

Liabilities
Interest rate derivatives	$—	$1,886	$—
Commodity derivatives	—	2,873	—
Total	$—	$4,759	$—

12.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company was party to thirty commodity hedge contracts as of July 31, 2008.  These contracts expire between August 2008 and December 2011.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended.  As of July 31, 2008 the fair value of these hedges was an obligation of $1,818, with the net amount (net of taxes of $732) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company is party to three separate interest rate swap agreements with four banks for a notional amount of $105,000.  One agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009.  Two agreements, for a notional amount of $75,000, effectively fix the interest index rate on the entire notional amount at 4.68% from May 6, 2008 through May 6, 2009.  These agreements are specifically designated to interest payments under the

Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of July 31, 2008, the fair value of the Company’s interest rate swaps was an obligation of $1,433, with the net amount (net of taxes of $578) recorded as an unrealized loss in accumulated other comprehensive loss.

The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of July 31, 2008, the fair value of these collars was an obligation of $453, with the net amount (net of taxes of $181) recorded as an unrealized loss in accumulated other comprehensive loss.

13.          DISCONTINUED OPERATIONS

During the second quarter of fiscal year 2008, the Company completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4,873 including a note receivable for $2,500 and net cash proceeds of $2,373.

During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region.

The Company completed the divestiture its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $670.  For the three months ended July 31, 2008, the company recorded a loss on disposal of discontinued operations (net of tax) of $34.

The operating results of these operations for the three months ended July 31, 2007 and 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Revenues and income (loss) before income taxes attributable to discontinued operations for the three months ended July 31, 2007 and 2008 were as follows:

	Three Months Ended July 31,
	2007	2008
Revenues	$3,906	$282
Income (loss) before income taxes	$(954)	$206

The Company has recorded contingent liabilities associated with these divestitures amounting to approximately $1,563 at July 31, 2008.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial intercompany activity associated with discontinued operations.

14.          SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in financial statements.  In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company classifies its operations into North Eastern, South Eastern, Central, Western, FCR Recycling and Other.  The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in Other.

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2007

Outside revenues	$31,016	$17,145	$34,913	$28,353	$29,272
Depreciation and amortization	5,991	2,144	5,188	4,364	1,706
Operating income	601	(1,150)	5,573	4,322	4,161
Total assets	$175,510	$129,411	$153,010	$170,176	$95,739

	Other	Total
Three Months Ended July 31, 2007

Outside revenues	$7,827	$148,526
Depreciation and amortization	515	19,908
Operating income	339	13,846
Total assets	$107,793	$831,639

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended July 31, 2008

Outside revenues	$32,335	$17,371	$34,280	$29,887	$35,219
Depreciation and amortization	6,179	2,637	4,537	4,081	1,613
Operating income	521	(149)	4,815	5,811	5,036
Total assets	$175,928	$125,957	$154,078	$164,323	$119,446

	Other	Total
Three Months Ended July 31, 2008

Outside revenues	$8,812	$157,904
Depreciation and amortization	423	19,470
Operating income	(482)	15,552
Total assets	$115,657	$855,389

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended
	July 31,
	2007	2008
Collection	$69,155	$71,327
Landfill / disposal facilities	29,202	29,044
Transfer	7,346	9,203
Recycling	42,823	48,330
Total revenues	$148,526	$157,904

15.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $29,571 and $28,822 at April 30, 2008 and July 31, 2008, respectively. The Company accounts for its 50% ownership in GreenFiber under the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2008	July 31, 2008
Current assets	$23,095	$21,859
Noncurrent assets	69,681	69,676
Current liabilities	16,229	16,434
Noncurrent liabilities	$17,365	$17,243

	Three Months Ended July 31,
	2007	2008
Revenue	$33,499	$30,233
Gross profit	5,434	4,448
Net loss	$(3,593)	$(2,258)

16.          NET ASSETS UNDER CONTRACTUAL OBLIGATION

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations were disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three months ended July 31, 2007 and 2008, the

Company recognized income on the transactions in the amount of $738 and $89, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.  Minimum amounts owed to the Company under these notes amounted to $2,076 and $1,986 at April 30, 2008 and July 31, 2008, respectively.

17.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2007 and January 31, 2008, and the condensed consolidating results of operations for the three months ended July 31, 2007 and 2008 and the condensed consolidating statements of cash flows for the three months ended July 31, 2007 and 2008 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2008

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$1,306	$248	$—	$2,814
Restricted cash	—	95	—	—	95
Accounts receivable - trade, net of allowance for doubtful accounts	80	61,969	184	—	62,233
Notes receivable - officers/employees	132	—	—	—	132
Refundable income taxes	2,020	—	—	—	2,020
Prepaid expenses	2,541	4,389	—	—	6,930
Deferred taxes	14,639	—	794	—	15,433
Other current assets	501	5,327	—	—	5,828
Total current assets	21,173	73,086	1,226	—	95,485

Property, plant and equipment, net of accumulated depreciation and amortization	2,557	485,471	—	—	488,028
Goodwill	—	179,716	—	—	179,716
Investment in subsidiaries	2,898	—	—	(2,898)	—
Other non-current assets	26,370	37,254	13,613	(4,379)	72,858
	31,825	702,441	13,613	(7,277)	740,602

Intercompany receivable	652,849	(649,823)	(7,405)	4,379	—

	$705,847	$125,704	$7,434	$(2,898)	$836,087

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,858	$900	$—	$—	$2,758
Accounts payable	4,084	47,503	144	—	51,731
Accrued payroll and related expenses	2,834	8,417	—	—	11,251
Other current liabilities	20,754	20,079	6,251	—	47,084

Total current liabilities	29,530	76,899	6,395	—	112,824

Long-term debt, less current maturities	550,078	1,588		—	551,666
Financing lease obligations, less current maturities	—	7,561	—	—	7,561
Other long-term liabilities	1,557	35,881	1,916	—	39,354

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,466,000 shares	245	100	100	(200)	245
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(2,568)	502	143	(645)	(2,568)
Additional paid-in capital	276,189	46,430	3,988	(50,418)	276,189
Accumulated deficit	(149,194)	(43,257)	(5,108)	48,365	(149,194)
Total stockholders’ equity	124,682	3,775	(877)	(2,898)	124,682

	$705,847	$125,704	$7,434	$(2,898)	$836,087

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2008

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$906	$1,537	$342	$—	$2,785
Accounts receivable - trade, net of allowance for doubtful accounts	17	70,657	174	—	70,848
Refundable income taxes	1,346	—	—	—	1,346
Other current assets	21,524	12,685	774	—	34,983
Total current assets	23,793	84,879	1,290	—	109,962

Property, plant and equipment, net of accumulated depreciation and amortization	2,401	491,854	—	—	494,255
Goodwill	—	179,734	—	—	179,734
Investment in subsidiaries	15,573	—	—	(15,573)	—
Other non-current assets	26,568	36,595	13,658	(5,383)	71,438
	44,542	708,183	13,658	(20,956)	745,427

Intercompany receivable	649,996	(646,750)	(7,625)	4,379	—

	$718,331	$146,312	$7,323	$(16,577)	$855,389

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,007	$770	$—	$—	$1,777
Accounts payable	2,883	51,760	215	—	54,858
Accrued payroll and related expenses	1,192	5,603	—	—	6,795
Accrued interest	12,623	10	—	—	12,633
Accrued closure and post-closure costs, current portion	—	6,383	4	—	6,387
Other current liabilities	12,690	12,843	6,102	(1,004)	30,631
Total current liabilities	30,395	77,369	6,321	(1,004)	113,081

Long-term debt, less current maturities	551,337	10,450		—	561,787
Financing lease obligations, less current maturities	—	3,963	—	—	3,963
Deferred income taxes	5,767	—	—	—	5,767
Other long-term liabilities	1,933	37,949	2,010	—	41,892

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,516,000 shares	245	100	100	(200)	245
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,409)	1,342	81	(1,423)	(1,409)
Additional paid-in capital	277,071	46,430	3,988	(50,418)	277,071
Accumulated deficit	(147,018)	(31,291)	(5,177)	36,468	(147,018)
Total stockholders’ equity	128,899	16,581	(1,008)	(15,573)	128,899

	$718,331	$146,312	$7,323	$(16,577)	$855,389

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$148,526	$1,702	$(1,702)	$148,526

Operating expenses:
Cost of operations	2	96,502	2,101	(1,702)	96,903
General and administration	(142)	18,170	(159)	—	17,869
Depreciation and amortization	451	19,457	—	—	19,908
	311	134,129	1,942	(1,702)	134,680
Operating income (loss)	(311)	14,397	(240)	—	13,846

Other expense/(income), net:
Interest income	(8,834)	(96)	(160)	8,662	(428)
Interest expense	11,912	7,793	—	(8,662)	11,043
(Income) loss from equity method investments	(6,041)	1,796	—	6,396	2,151
Other income	(206)	(2,191)	—	—	(2,397)
Other expense/(income), net	(3,169)	7,302	(160)	6,396	10,369

Income (loss) from continuing operations before income taxes and discontinued operations	2,858	7,095	(80)	(6,396)	3,477
Provision for income taxes	1,115	—	15	—	1,130

Income (loss) from continuing operations before discontinued operations	1,743	7,095	(95)	(6,396)	2,347

Discontinued operations:
Loss from discontinued operations, net	—	(604)	—	—	(604)

Net income (loss) available to common stockholders	$1,743	$6,491	$(95)	$(6,396)	$1,743

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$157,904	$1,694	$(1,694)	$157,904

Operating expenses:
Cost of operations	245	104,125	1,766	(1,694)	104,442
General and administration	(126)	18,498	68	—	18,440
Depreciation and amortization	340	19,130	—	—	19,470
	459	141,753	1,834	(1,694)	142,352
Operating income (loss)	(459)	16,151	(140)	—	15,552

Other expense/(income), net:
Interest income	(7,751)	(25)	(139)	7,733	(182)
Interest expense	10,236	7,652	—	(7,733)	10,155
Loss (income) from equity method investments	(7,334)	1,129	—	7,334	1,129
Other income	(34)	(54)	—	—	(88)
Other expense/(income), net	(4,883)	8,702	(139)	7,334	11,014

Income (loss) from continuing operations before income taxes and discontinued operations	4,424	7,449	(1)	(7,334)	4,538
Provision for income taxes	2,248	—	69	—	2,317

Income (loss) from continuing operations before discontinued operations	2,176	7,449	(70)	(7,334)	2,221

Discontinued operations:
Loss from discontinued operations, net	—	(11)	—	—	(11)
Loss on disposal of discontinued operations, net	—	(34)	—	—	(34)

Net income (loss) applicable to common stockholders	$2,176	$7,404	$(70)	$(7,334)	$2,176

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$4,115	$16,274	$(157)	$—	$20,232
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(10)	—	—	(10)
Additions to property, plant and equipment - growth	—	(6,630)	—	—	(6,630)
- maintenance	(420)	(14,823)	(475)	—	(15,718)
Payments on landfill operating lease contracts	—	(474)	—	—	(474)
Investment in unconsolidated entities	(65)	—	—	—	(65)
Other	—	1,599	—	—	1,599
Net Cash Used In Investing Activities	(485)	(20,338)	(475)	—	(21,298)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	112,075	—	—	—	112,075
Principal payments on long-term debt	(118,007)	(314)	—	—	(118,321)
Other	165	—	—	—	165
Intercompany borrowings	5,422	(5,465)	43	—	—
Net Cash (Used in) Provided by Financing Activities	(345)	(5,779)	43	—	(6,081)
Cash Used in Discontinued Operations	—	(838)	—	—	(838)
Net (decrease) increase in cash and cash equivalents	3,285	(10,681)	(589)	—	(7,985)
Cash and cash equivalents, beginning of period	(1,967)	13,012	1,318	—	12,363
Cash and cash equivalents, end of period	$1,318	$2,331	$729	$—	$4,378

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$1,222	$18,692	$(127)	$—	$19,787
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(70)	—	—	(70)
Additions to property, plant and equipment - growth	—	(4,723)	—	—	(4,723)
- maintenance	(194)	(17,511)	—	—	(17,705)
Payments on landfill operating lease contracts	—	(452)	—	—	(452)
Proceeds from divestitures	—	670	—	—	670
Other	—	637	—	—	637
Net Cash Used In by Investing Activities	(194)	(21,449)	—	—	(21,643)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	17,283	5,417	—	—	22,700
Principal payments on long-term debt	(21,164)	(283)	—	—	(21,447)
Other	527	—	—	—	527
Intercompany borrowings	1,972	(2,193)	221	—	—
Net Cash Provided by (Used in) Financing Activities	(1,382)	2,941	221	—	1,780
Cash Provided by Discontinued Operations	—	47	—	—	47
Net (decrease) increase in cash and cash equivalents	(354)	231	94	—	(29)
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814
Cash and cash equivalents, end of period	$906	$1,537	$342	$—	$2,785

17.          SUBSEQUENT EVENT

On August 15, 2008, the Company made a $2,500 equity contribution to GreenFiber to support a refinancing of GreenFiber’s existing revolving credit facility.  In addition, the other member of GreenFiber, Louisiana-Pacific (“LP”), made the same equity contribution resulting in no change to the Company’s ownership in GreenFiber.  The Company will continue to account for its 50% ownership in GreenFiber using the equity method of accounting.

In addition, the Company and LP issued a joint and several guarantee of up to $2,000 to support the refinancing of a GreenFiber term loan.  The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company’s audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions, and should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in this report.  The Company cannot guarantee that the Company actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.  The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States. Our Company was founded in 1975 as a single truck operation in Rutland, Vermont and the business now operates in fifteen states. We operate vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, and Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, South Carolina, Tennessee, Georgia, Florida, Michigan, and Wisconsin.

As of August 29, 2008, the Company owned and/or operated 33 solid waste collection operations, 30 transfer stations, 37 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 16.2% interest in a company that markets an incentive based recycling service.

Operating Results

For the three months ended July 31, 2008, the Company reported revenues of $157.9 million, an increase of $9.4 million, or 6.3%, from $148.5 million in the quarter ended July 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased 2.9%, with 2.7% coming from higher prices, primarily from our collection and transfer operations, and the balance from the rollover effect of a major accounts tuck-in acquisition, increases in solid waste increases driven by a closure project, mostly offset by lower collection volumes.  FCR Recycling revenue growth was 20.3% with 12.0% coming from commodity price increases and 8.3% from higher volumes.  Operating income for the three months ended July 31, 2008 increased to $15.5 million from $13.8 million for the quarter ended July 31, 2007. Included in operating income in the quarter is a benefit of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and past closure costs at the Southbridge landfill site.

Between May 1, 2008 and July 31, 2008 the Company acquired one solid waste hauling operation. Under the rules of purchase accounting, the acquired company’s revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company’s historical results of operations.

During the second quarter of fiscal year 2008, the Company completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2,373.

During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region.

The Company completed its divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $0.7 million.  For the three months ended July 31, 2008, the company recorded a loss on disposal of discontinued operations (net of tax) of $0.03 million.

The operating results of these operations for the three months ended July 31, 2007 and 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

General

Revenues

The Company’s revenues in our North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company’s residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations. The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases. Recycling revenues, which are included in FCR and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.

The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in our results of operations.  The Company also has a cost method investment in the common stock of RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service.  In April 2008, the Company’s voting interest was reduced to 16.2%.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  Also, in the “Other” segment, we have ancillary revenues including major customer accounts.

The Company’s revenues are shown net of inter-company eliminations. The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided.

	Three Months Ended July 31,
	2007		2008

Collection	$69,155	46.6%	$71,327	45.2%
Landfill / disposal facilities	29,202	19.7%	29,044	18.4%
Transfer	7,346	4.9%	9,203	5.8%
Recycling	42,823	28.8%	48,330	30.6%
Total revenues	$148,526	100.0%	$157,904	100.0%

Collection and landfill/disposal facilities’ revenues each decreased as a percentage of total revenues in the three months ended July 31, 2008 compared to the prior year, mainly because of the increase in recycling revenues.  Collection revenue dollars increased in the three months ended July 31, 2008 due to the positive impact of price increases and the effect of a major accounts tuck-in acquisition, partially offset by lower volumes.  Recycling revenues are primarily from recycling facilities in the FCR region.  The increase in recycling revenue dollars for the three months ended July 31, 2008 is primarily attributable to higher commodity prices and to a lesser extent an increase in commodity volumes.

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

	Three Months Ended July 31,
	2007	2008
Revenues	100.0%	100.0%
Cost of operations	65.2%	66.1%
General and administration	12.0%	11.7%
Depreciation and amortization	13.5%	12.4%
Operating income	9.3%	9.8%
Interest expense, net	7.1%	6.3%
Loss from equity method investments	1.4%	0.7%
Other income, net	-1.6%	-0.1%
Provision for income taxes	0.8%	1.5%
Income before discontinued operations	1.6%	1.4%

Three months ended July 31, 2008 versus July 31, 2007

Revenues - Revenues increased $9.4 million, or 6.3%, to $157.9 million in the quarter ended July 31, 2008 from $148.5 million in the quarter ended July 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased $3.5 million, with $3.3 million in price increases coming from our collection and transfer operations. Revenues from the rollover effect of acquisitions, primarily from a major accounts tuck-in acquisition, accounted for $1.1 million of the increase.  These increases were offset by a $0.9 million, primarily from lower collection volumes as partially offset by increases in solid waste recycling commodity prices and landfill volume increases driven by a closure project. FCR recycling revenues increased $5.9 million mainly due to higher commodity prices and volumes.

Cost of operations - Cost of operations increased $7.5 million, or 7.7%, to $104.4 million in the quarter ended July 31, 2008 from $96.9 million in the quarter ended July 31, 2007.  Cost of operations as a percentage of revenues increased to 66.1% in the quarter ended July 31, 2008 compared to 65.2% in the quarter ended July 31, 2007.  The cost of operations increase is attributable primarily to higher fuel costs and an increase in the cost of purchased materials associated with higher FCR recycling revenues, partially offset by a benefit of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site.

General and administration - General and administration expenses increased $0.6 million, or 3.4%, to $18.4 million in the quarter ended July 31, 2008 from $17.9 million in the quarter ended July 31, 2007.  General and administrative expenses as a percentage of revenues decreased to 11.7% in the quarter ended July 31, 2008 from 12.0% in the quarter ended July 31, 2007.  Most general and administration expense categories were down in the quarter but were offset by an increase of bad debt expense due to a large recovery in the prior year.

Depreciation and amortization - Depreciation and amortization expense decreased $0.4 million, or 2.0%, to $19.5 million in the quarter ended July 31, 2008 from $19.9 million in the quarter ended July, 31, 2007.  Landfill amortization expense decreased by $0.2 million primarily due to lower amortization rates at our Colebrook closure facility, which is expected to close in the second quarter of fiscal year 2009.  Depreciation expense decreased between periods by $0.2 million as certain assets came to the end of their useful lives.  Depreciation and amortization expense as a percentage of revenue decreased to 12.4% for the three months ended July 31, 2008 from 13.5% for the three months ended July 31, 2007.

Operating income - Operating income increased by $1.7 million, or 12.3%, to $15.5 million for the quarter ended July 31, 2008 compared to $13.8 million for the quarter ended July 31, 2007. As a percentage of revenue, operating income increased to 9.8% in the quarter ended July 31, 2008 compared to 9.3% for the quarter ended July 31, 2007.  Operating income increased year over year due to higher revenue levels and lower general and administration expenses as a percentage of revenues and lower depreciation and amortization expenses as discussed above.  Operating income was also favorably impacted by $0.8 million from the benefit discussed above of the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site.  Western region operating income increased year over year due to increased landfill revenues, primarily due to higher volumes, increases in other solid waste revenues, primarily from increased prices, and lower operating costs.  Central region operating income declined year over year due to lower revenues primarily due to lower landfill volumes.  FCR recycling operating income increased year over year due to increased revenues from higher commodity prices and volumes partially offset by an increase in the costs of purchased materials.

Interest expense, net - Net interest expense decreased $0.6 million, or 5.7%, to $10.0 million in the quarter ended July 31, 2008 from $10.6 million in the quarter ended July 31, 2007.  This decrease is attributable lower interest rates on the Company’s senior credit facility partially offset by higher net debt levels.  Net interest expense, as a percentage of revenues, decreased to 6.3% in the quarter ended July 31, 2008 from 7.1% in the quarter ended July 31, 2007.

Loss from equity method investments - The loss from equity method investments in the quarter ended July 31, 2008 relates to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the quarter ended July 31, 2008 of which the Company’s share was $1.1 million, compared to a loss of $1.8 million in the quarter ended July 31, 2007.  GreenFiber continues to be negatively impacted by the overall slowdown in the housing market and higher fiber prices.  The Company also has an investment in the common stock of RecycleRewards, a company that markets an incentive based recycling service.  In April 2008, the Company’s voting interest was reduced to 16.2% from 20.5%.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  RecycleRewards reported a loss for the quarter ended July 31, 2007, of which the Company’s share was $0.4 million.

Other income - Other income in the quarter ended July 31, 2008 was $0.1 million compared to $2.4 million in the quarter ended July 31, 2007.  Other income in the quarter ended July 31, 2007 primarily includes $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company’s Maine Energy subsidiary and fifteen municipalities which were party to the agreements.  On June 18, 2007, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligations.  Other income in the quarter also includes dividends of $0.2 million from our investment in Evergreen National Indemnity Company (“Evergreen”).

Provision for income taxes - Provision for income taxes increased $1.2 million to $2.3 million for the quarter ended July 31, 2008 from $1.1 million for the quarter ended July 31, 2007.  The effective tax rate increased to 51.1% for the quarter ended July 31, 2008 from 32.5% for the quarter ended July 31, 2007. The rate variance between the periods is due mainly to the book loss projected for the prior year and the add back of non-deductible items.

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

The Company had a net working capital deficit of $5.9 million and $20.2 million at July 31, 2008 and April 30, 2008, respectively.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at July 31, 2008 was primarily due to higher trade receivables associated with higher revenues along with higher current deferred income taxes due to projected utilization of net operating losses, lower payroll accruals, partially offset by higher accrued interest associated primarily with the Company’s 9.75% senior subordinated notes (“Senior Notes”).

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

The credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $0.9 million for three years, which began July 25, 2007, with the remaining principal due at maturity.  The Company was in compliance with all covenants at July 31, 2008.

Further advances were available under the revolver in the amount of $154.4 million and $156.0 million as of July 31, 2008 and April 30, 2008, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $40.6 million and $40.4 million as of July 31, 2008 and April 30, 2008, respectively, at which dates no amounts had been drawn.

The Company is party to three separate interest rate swap agreements with four banks for a notional amount of $105.0 million.  One agreement for a notional amount of $30.0 million effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009.  Two agreements, for a notional amount of $75.0 million, effectively fix the interest index rate on the entire notional amount at 4.68% from May 6, 2008 through May 6, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

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

As of July 31, 2008, the Company had outstanding $195.0 million of Senior Notes which mature in January 2013.  The Senior Notes contain covenants that restrict dividends, stock repurchases and other payments, and limit the incurrence of debt and issuance of preferred stock.  The Senior Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

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

On July 31, 2008, the Company completed a $9.8 million financing for the construction of two single-stream material recovery facilities with a third-party leasing company.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $19.8 million for the three months ended July 31, 2008 compared to $20.2 million for the same period of the prior fiscal year.  Net income increased $0.4 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  Income from assets under contractual obligations decreased $0.6 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  Also contributing to the slight decrease is the accrual of the Series A Preferred dividend for $0.9 million which was included in interest expense for the three months ended July 31, 2007 as well as loss from equity method investments amounting to a $1.0 decrease in the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  These amounts were offset by other income of $2.1 associated with the favorable settlement at Maine Energy resulting in the reversal of residual accruals in the three months ended July 31, 2007.  Deferred taxes also contributed to an increase of $1.6 million in the same period due to projected utilization of net operating losses.

Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $2.3 million for the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  Changes in accounts receivable associated primarily with higher revenue amounted to a $6.0 million increase for the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  The change in accounts payable during the three months ended July 31, 2008 amounted to a $3.1 million of cash provided compared with $3.6 million used in the prior year comparable period.  The increase from the prior year period is due to the timing of capital and other expenditures.  Changes in other assets and liabilities amounted to a $1.5 million use of cash for the three months ended July 31, 2008 compared to cash provided of $1.5 million for the three months ended July 31, 2007.  The decrease of $3.0 million from the prior year is due primarily to the following: (1) higher payments for landfill capping, closure and post-closure in the three months ended July 31, 2008 versus the prior period amounting to a $2.2 million decrease, (2) reductions associated with higher payroll accruals at July 31, 2008 amounting to $2.0 million (3) lower accrued interest at July 31, 2008 associated with lower interest rates partially offset by higher debt levels amounting to a $0.9 million decrease, (4) higher current assets at July 31, 2008 associated primarily with deposits made relative to certain activities amounting to a $3.2 decrease, offset by (5) higher other long-term liabilities at April 30, 2007 associated with the Maine Energy settlement which took place in the three months ended July 31, 2007 resulting in a $3.1 million increase and (6) higher other current liabilities at July 31, 2008 associated with accruals for various capital projects and deferred revenue resulting in a $2.6 million increase.

Net cash used in investing activities was $21.6 million for the three months ended July 31, 2008 compared to $21.3 million used in investing activities in the same period of the prior fiscal year.

Net cash provided by financing activities was $1.8 million for the three months ended July 31, 2008 compared to net cash used of $6.0 million in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities.

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

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on the Company’s operations. Consistent with industry practice, most of the Company’s contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.  Increases in fuel costs have been passed on through a fuel surcharge program. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $187.6 million of long-term debt at July 31, 2008.  The interest rate on the variable rate portion of long-term debt was approximately 4.36% at July 31, 2008.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

The Company is subject to commodity price fluctuations related to the portion of its sales of recyclable commodities that are not under floor or flat pricing arrangements. As of July 31, 2008, to minimize the Company’s commodity exposure, the Company was party to thirty commodity hedging agreements.  If commodity prices were to have changed by 10% in the quarter ended July 31, 2008, the impact on the Company’s operating income is estimated at $1.8 million, without considering the Company’s hedging agreements. The effect of the hedge position would reduce the impact by approximately $0.4 million.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2008, the Company’s chief executive officer and principal financial and accounting officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 12, 2001, the Company’s subsidiary, North Country Environmental Services, Inc. (“NCES”), petitioned the New Hampshire Superior Court (“Superior Court”) for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire (“Town”) could lawfully prohibit NCES’s expansion of its landfill in Bethlehem.  The Town filed counterclaims seeking contrary declarations and other relief.  The parties appealed the Superior Court’s decision to the New Hampshire Supreme Court (“Supreme Court”).  On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area.  A significant portion of NCES’s Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services (“NHDES”), however, was to lie outside the 51 acres.  With respect to expansion outside the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings.  On April 25, 2005, the Superior Court rendered summary judgment in NCES’s favor on two of the four issues, leaving the other two issues for trial.  The two issues that were decided on summary judgment remain subject to appeal by the Town.  In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new “District V,” which corresponded to the 51 acres.  The Town then amended its pleadings to seek a declaration that the new ordinance was valid.  The parties each filed motions for partial summary judgment.  Following the court’s decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.  On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated “Stage IV, Phase II”) would be relocated within the 51 acres.  That application was superseded by a new application, filed on November 30, 2007, that would bring all berms along the perimeter of the landfill’s footprint within the 51 acres as well.  NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe.  The Superior Court granted the stay pending a decision by NHDES.  The permit modification application currently remains pending before NHDES.  The NHDES conducted a public hearing in July, and has scheduled a final public hearing in September, 2008.  The NHDES decision to grant the permit modification is expected to be made during the fourth quarter of calendar year 2008.

The Company, on behalf of itself, its subsidiary FCR, LLC, and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action in Rutland Superior Court against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8 2007, to resolve issues raised by GRT as the minority member of GMG.  The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes.  The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters.  Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary FCR, LLC.  The Company is vigorously contesting these allegations on its behalf and on behalf of its employees, and believes that the claims have no merit.

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (‘2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to SRD’s existing site assignment for the Southbridge Sanitary Landfill

(the “Landfill”).  The 2008 Site Assignment allows SRD, subject to several conditions, to reallocate tonnage capacity accepted at a Construction and Demolition Processing Facility located at the Landfill to solid waste to be accepted at the Landfill up to a maximum of 405,600 tons per year, including the right to import municipal solid waste to the Landfill without regard for geographic origin. On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with 10-citizens groups, filed a complaint in Worcester Superior Court contesting the 2008 Site Assignment (the “Appeal”).  The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD.  On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $0.1 million.  The escrow account will serve as a source for funds to cover the costs of SRD installing a “sentinel” downgradient well to the Landfill for tests to be conducted by and results provided to the Sturbridge BOH pursuant to an environmental plan that is a condition of the 2008 Site Assignment, and for related monitoring costs to be incurred by the Sturbridge BOH in connection therewith.  The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10-citizens groups remain as participants in the Appeal. While it is too early to assess the outcome of the Appeal, SRD is, and will continue to aggressively defend the Appeal.

The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and claims. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

See the Company’s risk factors as previously disclosed in its Form 10-K for the year ended April 30, 2008.

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

Casella Waste Systems, Inc.

Date: September 4, 2008	By:	/s/ Paul J. Massaro
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

Exhibit Index

10.1+	Amendment to Management Compensation Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated January 8, 2008.
10.2+	Form of Performance Stock Unit Agreement for Employees – 2006 Stock Incentive Plan.
31.1+	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2+	Certification of Paul J. Massaro, Principal Financial and Accounting Officer and Duly Authorized Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1++	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2++	Certification pursuant to 18 U.S.C. S 1350 of Paul J. Massaro, Principal Financial and Accounting Officer and Duly Authorized Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

+ - Filed herewith

++ - Furnished herewith