Form 10-Q
period 2008-10-31
CASELLA WASTE SYSTEMS INC
filed 2008-12-04
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 28, 2008:

Class A Common Stock	24,628,702
Class B Common Stock	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	October 31,
	2008	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,814	$3,110
Restricted cash	95	96
Accounts receivable - trade, net of allowance for doubtful accounts of $1,752 and $1,263	62,233	66,222
Notes receivable - officer/employees	132	134
Refundable income taxes	2,020	885
Prepaid expenses	6,930	6,048
Inventory	3,876	4,582
Deferred income taxes	15,433	12,368
Other current assets	1,692	8,189
Current assets of discontinued operations	260	—

Total current assets	95,485	101,634

Property, plant and equipment, net of accumulated depreciation and amortization of $484,620 and $519,206	488,028	501,263
Goodwill	179,716	179,930
Intangible assets, net	2,608	2,680
Restricted assets	13,563	13,602
Notes receivable - officer/employees	1,101	1,117
Investments in unconsolidated entities	44,617	41,832
Other non-current assets	10,487	14,398
Non-current assets of discontinued operations	482	—
	740,602	754,822

	$836,087	$856,456

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	October 31,
	2008	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,758	$1,736
Current maturities of financing lease obligations	—	266
Accounts payable	51,731	47,340
Accrued payroll and related expenses	11,251	7,176
Accrued interest	8,668	8,005
Current accrued capping, closure and post-closure costs	9,265	5,507
Other accrued liabilities	28,202	26,824
Current liabilities of discontinued operations	949	—

Total current liabilities	112,824	96,854

Long-term debt, less current maturities	559,227	562,280
Financing lease obligations, less current maturities	—	11,674
Accrued capping, closure and post-closure costs, less current portion	32,864	36,219
Deferred income taxes	313	5,043
Other long-term liabilities	6,007	7,144
Non-current liabilities of discontinued operations	170	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,466,000 and 24,601,000 shares as of April 30, 2008 and October 31, 2008, respectively	245	246
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income (loss)	(2,568)	3,395
Additional paid-in capital	276,189	278,543
Accumulated deficit	(149,194)	(144,952)
Total stockholders’ equity	124,682	137,242

	$836,087	$856,456

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008

Revenues	$150,483	$157,538	$299,009	$315,442

Operating expenses:
Cost of operations	95,621	103,728	192,525	208,170
General and administration	18,898	18,299	36,766	36,739
Depreciation and amortization	20,136	19,505	40,044	38,975
	134,655	141,532	269,335	283,884
Operating income	15,828	16,006	29,674	31,558

Other expense/(income), net:
Interest income	(246)	(85)	(674)	(267)
Interest expense	11,031	10,338	22,073	20,494
Loss from equity method investments	1,487	1,045	3,638	2,173
Other (income)/expense	35	(64)	(2,360)	(152)
Other expense, net	12,307	11,234	22,677	22,248

Income from continuing operations before income taxes and discontinued operations	3,521	4,772	6,997	9,310
Provision (benefit) for income taxes	(416)	2,706	714	5,023

Income from continuing operations before discontinued operations	3,937	2,066	6,283	4,287

Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $384, $0, $734 and $8)	(670)	—	(1,274)	(11)
Loss on disposal of discontinued operations (net of income tax benefit (provision) of $122, $0, $122 and ($262))	(437)	—	(437)	(34)

Net income available to common stockholders	$2,830	$2,066	$4,572	$4,242

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Earnings Per Share:
Basic:
Income from continuing operations before discontinued operations available to common stockholders	$0.16	$0.08	$0.25	$0.17
Loss from discontinued operations, net	(0.03)	—	(0.05)	—
Loss on disposal of discontinued operations, net	(0.02)	—	(0.02)	—

Net income per common share available to common stockholders	$0.11	$0.08	$0.18	$0.17

Basic weighted average common shares outstanding	25,343	25,561	25,335	25,517

Diluted:
Income from continuing operations before discontinued operations available to common stockholders	$0.16	$0.08	$0.25	$0.17
Loss from discontinued operations, net	(0.03)	—	(0.05)	—
Loss on disposal of discontinued operations, net	(0.02)	—	(0.02)	—

Net income per common share available to common stockholders	$0.11	$0.08	$0.18	$0.17

Diluted weighted average common shares outstanding	25,652	25,745	25,592	25,720

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2007	2008
Cash Flows from Operating Activities:
Net income	$4,572	$4,242
Loss from discontinued operations, net	1,274	11
Loss on disposal of discontinued operations, net	437	34
Adjustments to reconcile net income to net cash provided by operating activities -
Gain on sale of equipment	(418)	(577)
Depreciation and amortization	40,045	38,975
Depletion of landfill operating lease obligations	3,348	3,520
Income from assets under contractual obligation	(1,367)	(114)
Preferred stock dividend (included in interest expense)	1,038	—
Amortization of premium on senior notes	(307)	(331)
Maine Energy settlement	(2,142)	—
Loss from equity method investments	3,638	2,173
Stock-based compensation	505	954
Excess tax benefit on the exercise of stock options	(16)	(157)
Deferred income taxes	691	4,647
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(4,620)	(3,978)
Accounts payable	(4,247)	(4,400)
Other assets and liabilities	(7,121)	(5,782)
	29,027	34,930
Net Cash Provided by Operating Activities	35,310	39,217

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(93)	(458)
Additions to property, plant and equipment - growth	(7,965)	(8,232)
- maintenance	(35,025)	(29,964)
Payments on landfill operating lease contracts	(2,413)	(1,825)
Proceeds from divestitures	—	670
Proceeds from sale of equipment	1,217	895
Investment in unconsolidated entities	(85)	(2,510)
Proceeds from assets under contractual obligation	1,422	114
Net Cash Used In Investing Activities	(42,942)	(41,310)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	221,605	60,000
Principal payments on long-term debt	(149,468)	(59,104)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—
Proceeds from exercise of stock options	286	1,289
Excess tax benefit on the exercise of stock options	16	157
Net Cash Provided by (Used in) Financing Activities	(2,617)	2,342

Discontinued Operations:
Provided by (Used in) Operating Activities	(211)	47
Provided by Investing Activities	262	—
Cash Provided by Discontinued Operations	51	47

Net increase (decrease) in cash and cash equivalents	(10,198)	296
Cash and cash equivalents, beginning of period	12,366	2,814

Cash and cash equivalents, end of period	$2,168	$3,110

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2007	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$19,154	$20,463
Income taxes, net of refunds	$1,770	$258

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$93	$458
Cash paid, net	(93)	(458)

Notes payable, liabilities assumed and holdbacks to sellers	$—	$—

Note receivable recorded upon divestiture	$4,836	$—

Property, plant and equipment acquired through financing arrangement	$—	$11,940

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             ORGANIZATION

The consolidated balance sheet of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of October 31, 2008, the consolidated statements of operations for the three and six months ended October 31, 2007 and 2008 and the consolidated statements of cash flows for the six months ended October 31, 2007 and 2008 are unaudited.  In the opinion of management, such financial statements together with the consolidated balance sheet as of April 30, 2008 include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2008  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 (the “Annual Report”).  The results for the three and six month periods ended October 31, 2008 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2009.

2.             BUSINESS COMBINATIONS

During the six months ended October 31, 2008, the Company acquired two solid waste hauling operations.  The transactions were in exchange for total consideration of $458 in cash.  During the six months ended October 31, 2007, the Company acquired three solid waste hauling operations.  These transactions were in exchange for total consideration of $93 in cash.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements and client lists, with the residual amounts allocated to goodwill.  The pro forma effect, as if each of the acquisitions had been made on May 1, 2007, do not vary materially from actual reported results for the three and six months ended October 31, 2007 and 2008.

3.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2008 through October 31, 2008:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2008	$23,655	$31,645	$31,960	$54,804	$37,652	$179,716

Acquisitions	—	18	—	196	—	214

Balance, October 31, 2008	$23,655	$31,663	$31,960	$55,000	$37,652	$179,930

Intangible assets at April 30, 2008 and October 31, 2008 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2008
Intangible assets	$15,125	$1,597	$920	$58	$17,700
Less accumulated amortization	(14,189)	(726)	(167)	(10)	(15,092)
	$936	$871	$753	$48	$2,608

Balance, October 31, 2008
Intangible assets	$13,870	$1,597	$920	$389	$16,776
Less accumulated amortization	(13,097)	(772)	(201)	(26)	(14,096)
	$773	$825	$719	$363	$2,680

Intangible amortization expense for the three and six months ended October 31, 2007 and 2008 was $151, $154, $301 and $301, respectively.  The intangible amortization expense estimated as of October 31, 2008 for the five fiscal years following fiscal year 2008 is as follows:

2009	2010	2011	2012	2013	Thereafter
$588	$444	$347	$268	$211	$822

4.             NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted this statement on May 1, 2008, but it did not have any impact on the Company’s financial position or results of operations as the Company did not make any fair value elections under this standard.

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

5.             LEGAL PROCEEDINGS

On September 12, 2001, the Company’s subsidiary, North Country Environmental Services, Inc. (“NCES”), petitioned the New Hampshire Superior Court (“Superior Court”) for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire (“Town”) could lawfully prohibit NCES’s expansion of its landfill in Bethlehem.  The Town filed counterclaims seeking contrary declarations and other relief.  The parties appealed the Superior Court’s decision to the New Hampshire Supreme Court (“Supreme Court”).  On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area.  A significant portion of NCES’s Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services (“NHDES”), however, was to lie outside the 51 acres.  With respect to expansion outside the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings.  On April 25, 2005, the Superior Court rendered summary judgment in NCES’s favor on two of the four issues, leaving the other two issues for trial.  The two issues that were decided on summary judgment remain subject to appeal by the Town.  In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new “District V,” which corresponded to the 51 acres.  The Town then amended its pleadings to seek a declaration that the new ordinance was valid.  The parties each filed motions for partial summary judgment.  Following the court’s decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.  On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated “Stage IV, Phase II”) would be relocated within the 51 acres.  That application was superseded by a new application, filed on November 30, 2007, that would bring all berms along the perimeter of the landfill’s footprint within the 51 acres as well.  NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe.  The Superior Court granted the stay pending a decision by NHDES.  The permit modification application currently remains pending before NHDES. The NHDES conducted public hearings in July and September 2008.  The NHDES decision to grant the permit modification is expected to be made during the fourth quarter of calendar year 2008.

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007, to resolve issues raised by GRT as the minority shareholder of GMG.  The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes.  The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters.  Management intends to vigorously contest those allegations, and it believes that the claims have no merit substantively or as a matter of law.  Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary FCR, LLC, making similar allegations.  On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken.  All litigation is in its early stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including a Remedial Investigation and Feasibility Study (“the Study”), and permitted the Respondents to propose and implement, if approved by DEC, interim remedial measures for the site.  It is anticipated that the Study will be submitted to the DEC in the next ninety days.  It is presently impossible to meaningfully determine a range of the dollar cost of our potential participation in the remediation, principally because (i) there is a wide range of remediation options under consideration, and (ii) other Respondents will be required to contribute to the remediation.

Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company is not presently aware of any situations that it expects would have a material adverse impact on its business, financial condition, results of operations, or cash flows.

7.                                      STOCK-BASED COMPENSATION

On July 28, 2008, the Company granted restricted stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) in the form of performance shares to certain employees.  Receipt of these shares is contingent upon the Company’s attainment of certain performance metrics on an average basis over a three fiscal year period.  At the one hundred percent level of attainment the grantee pool would be entitled to a total of 212 shares of Class A Common Stock.  These units were granted at a value of $12.14 per share and are unvested and unissued at October 31, 2008.

On October 14, 2008, the Company granted 27 restricted stock units under the 2006 plan to non-employee directors of the Company.  These shares will vest in equal amounts over a three year period starting on the first anniversary of the grant date.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the six months ended October 31, 2008 is as follows:

	Total Shares	Weighted Average Exercise Price
Outstanding, April 30, 2008	3,782	$12.82
Granted	5	12.62
Exercised	(111)	9.98
Forfeited	(279)	21.27
Outstanding, October 31, 2008	3,397	12.22
Exercisable, October 31, 2008	2,961	$12.21

The weighted average grant date fair value of options granted was $5.09 and $5.49 per option for the six months ended October 31, 2007 and 2008, respectively.  There are 1,841 Class A Common Stock equivalents available for future grant under the 2006 plan.

The Company recorded $259, $536, $452 and $899 of stock based compensation expense related to stock options and restricted stock units during the three and six months ended October 31, 2007 and 2008, respectively.  The Company also recorded $29, $28, $53 and $55 of stock based expense for the Company’s Employee Stock Purchase Plan during the three and six months ended October 31, 2007 and 2008, respectively.

The Company’s calculations of stock-based compensation expense for the three and six months ended October 31, 2007 and 2008 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and six months ended October 31, 2007 and 2008:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Stock Options:
Expected life	6 years	—	6 years	6 years
Risk-free interest rate	4.71%	—	4.82%	3.73%
Expected volatility	37.83%	—	37.83%	36.80%
Stock Purchase Plan:
Expected life	0.5 years	—	0.5 years	0.5 years
Risk-free interest rate	5.02%	—	5.07%	2.49%
Expected volatility	37.22%	—	35.10%	36.44%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three and six months ended October 31, 2007 and 2008, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

8.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Numerator:
Net income available to common stockholders	$2,830	$2,066	$4,572	$4,242

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,363	24,601	24,363	24,601
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(8)	(28)	(16)	(72)
Weighted average number of common shares used in basic EPS	25,343	25,561	25,335	25,517
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock	309	184	257	203
Weighted average number of common shares used in diluted EPS	25,652	25,745	25,592	25,720

For the three and six months ended October 31, 2007, 2,373 and 2,933 common stock equivalents related to options and warrants were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2008, 2,715 and 2,713 common stock equivalents related to options, warrants and restricted stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

9.                                      COMPREHENSIVE INCOME

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate derivatives and commodity hedge agreements.  Also included in accumulated other comprehensive income (loss) is the change in fair value of certain securities classified as available for sale as well as the Company’s portion of the change in the fair value of commodity hedge agreements of the Company’s equity method investment, US GreenFiber, LLC (“GreenFiber”).

Comprehensive income for the three and six months ended October 31, 2007 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2008	2007	2008
Net income	$2,830	$2,066	$4,572	$4,242
Other comprehensive income (loss)	(101)	4,805	(285)	5,963
Comprehensive income	$2,729	$6,871	$4,287	$10,205

The components of other comprehensive income (loss) for the three and six months ended October 31, 2007 and 2008 are shown as follows:

	Three Months Ended October 31,
	2007			2008
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$91	$32	$59	$(89)	$(32)	$(57)
Change in fair value of interest rate derivatives and commodity hedges during period	(840)	(340)	(500)	6,525	2,627	3,898
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	571	231	340	1,614	650	964
	$(178)	$(77)	$(101)	$8,050	$3,245	$4,805

	Six Months Ended October 31,
	2007			2008
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$60	$21	$39	$(186)	$(65)	$(121)
Change in fair value of interest rate derivatives and commodity hedges during period	(1,539)	(612)	(927)	7,118	2,865	4,253
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	999	396	603	3,081	1,250	1,831
	$(480)	$(195)	$(285)	$10,013	$4,050	$5,963

10.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.  As of October 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at October 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - available for sale securities	$13,602	$—	$—
Commodity derivatives	—	9,414	—
Total	$13,602	$9,414	$—

Liabilities
Interest rate derivatives	$—	$1,390	$—

Total	$—	$1,390	$—

11.                               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company was party to thirty-three commodity hedge contracts as of October 31, 2008.  These contracts expire between

December 2008 and December 2011.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  As of October 31, 2008 the fair value of these hedges was an asset of $9,414, with the net amount (net of taxes of $3,791) recorded as an unrealized gain in accumulated other comprehensive income (loss).

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $105,000.  One agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009.  Two agreements, for a notional amount of $75,000, effectively fix the interest index rate on the entire notional amount at approximately 4.68% from May 6, 2008 through May 6, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of October 31, 2008, the fair value of the Company’s interest rate swaps was an obligation of $1,090, with the net amount (net of taxes of $440) recorded as an unrealized loss in accumulated other comprehensive income (loss).

The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of October 31, 2008, the fair value of these collars was an obligation of $300, with the net amount (net of taxes of $119) recorded as an unrealized loss in accumulated other comprehensive income (loss).

12.                               DISCONTINUED OPERATIONS

During the second quarter of fiscal year 2008, the Company completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4,873 including a note receivable for $2,500 and net cash proceeds of $2,373.  The company recorded a loss on disposal of discontinued operations (net of tax) of $437.

During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region.

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $670.  The company recorded a loss on disposal of discontinued operations (net of tax) of $34.

The operating results of these operations for the three and six months ended October 31, 2007 and 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Revenues and loss before income taxes attributable to discontinued operations for the three and six months ended October 31, 2007 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2008	2007	2008
Revenues	$3,368	$—	$7,275	$282
Loss before income taxes	$(1,054)	$—	$(2,008)	$(19)

The Company has recorded contingent liabilities associated with these divestitures amounting to approximately $1,396 at October 31, 2008.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial inter-company activity associated with discontinued operations.

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

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended October 31, 2007

Outside revenues	$30,637	$17,830	$34,834	$28,126	$31,471
Depreciation and amortization	6,095	2,586	5,133	4,213	1,643
Operating income	1,699	(987)	5,646	4,118	5,163
Total assets	$175,691	$128,754	$154,093	$179,205	$97,045

	Other	Total
Three Months Ended October 31, 2007

Outside revenues	$7,585	$150,483
Depreciation and amortization	466	20,136
Operating income	189	15,828
Total assets	$97,258	$832,046

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Three Months Ended October 31, 2008

Outside revenues	$33,143	$17,465	$32,447	$29,723	$35,953
Depreciation and amortization	6,499	3,021	4,083	3,924	1,599
Operating income	1,553	(502)	4,809	5,713	4,786
Total assets	$174,521	$123,559	$159,327	$181,603	$119,322

	Other	Total
Three Months Ended October 31, 2008

Outside revenues	$8,807	$157,538
Depreciation and amortization	379	19,505
Operating income	(353)	16,006
Total assets	$98,124	$856,456

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Six Months Ended October 31, 2007

Outside revenues	$61,652	$34,975	$69,748	$56,480	$60,742
Depreciation and amortization	12,086	4,731	10,321	8,577	3,348
Operating income	2,299	(2,137)	11,219	8,441	9,325
Total assets	$175,691	$128,754	$154,093	$179,205	$97,045

	Other	Total
Six Months Ended October 31, 2007

Outside revenues	$15,412	$299,009
Depreciation and amortization	981	40,044
Operating income	527	29,674
Total assets	$97,258	$832,046

	North Eastern	South Eastern	Central	Western	FCR
	Region	Region	Region	Region	Recycling
Six Months Ended October 31, 2008

Outside revenues	$65,478	$34,836	$66,727	$59,610	$71,172
Depreciation and amortization	12,678	5,658	8,620	8,005	3,211
Operating income	2,074	(652)	9,624	11,524	9,822
Total assets	$174,521	$123,559	$159,327	$181,603	$119,322

	Other	Total
Six Months Ended October 31, 2008

Outside revenues	$17,619	$315,442
Depreciation and amortization	803	38,975
Operating income	(834)	31,558
Total assets	$98,124	$856,456

Amounts of the Company’s total revenue attributable to services provided are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Collection	$69,178	$70,094	$138,331	$141,422
Landfill / disposal facilities	28,966	30,866	58,169	59,909
Transfer	7,691	8,717	15,038	17,920
Recycling	44,648	47,861	87,471	96,191
Total revenues	$150,483	$157,538	$299,009	$315,442

14.                               INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $29,571 and $26,776 at April 30, 2008 and October 31, 2008, respectively.

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

In addition, the Company and LP issued a joint and several guarantee of up to $2,000 to support the refinancing of a GreenFiber term loan.  The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan.  As of October 31, 2008, the Company has recorded $75 as the carrying amount of the guarantee.

Summarized financial information for GreenFiber is as follows:

	April 30, 2008	October 31, 2008
Current assets	$23,095	$26,741
Noncurrent assets	69,681	67,344
Current liabilities	16,229	17,274
Noncurrent liabilities	$17,365	$23,231

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Revenue	$41,995	$35,496	$75,494	$65,729
Gross profit	7,002	4,628	12,433	9,074
Net loss	$(1,816)	$(2,090)	$(5,409)	$(4,347)

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations were disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three and six months ended October 31, 2007 and 2008, the Company recognized income on the transactions in the amount of $629, $25, $1,367 and $114, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.  Minimum amounts owed to the Company under these notes amounted to $2,076 and $1,932 at April 30, 2008 and October 31, 2008, respectively.

16.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2007 and October 31, 2008, and the condensed consolidating results of operations for the three and six months ended October 31, 2007 and 2008 and the condensed consolidating statements of cash flows for the six months ended October 31, 2007 and 2008 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2008

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$1,306	$248	$—	$2,814
Restricted cash	—	95	—	—	95
Accounts receivable - trade, net of allowance for doubtful accounts	80	61,969	184	—	62,233
Notes receivable - officers/employees	132	—	—	—	132
Refundable income taxes	2,020	—	—	—	2,020
Prepaid expenses	2,541	4,389	—	—	6,930
Deferred taxes	14,639	—	794	—	15,433
Other current assets	501	5,327	—	—	5,828
Total current assets	21,173	73,086	1,226	—	95,485

Property, plant and equipment, net of accumulated depreciation and amortization	2,557	485,471	—	—	488,028
Goodwill	—	179,716	—	—	179,716
Investment in subsidiaries	2,898	—	—	(2,898)	—
Other non-current assets	26,370	37,254	13,613	(4,379)	72,858
	31,825	702,441	13,613	(7,277)	740,602

Intercompany receivable	652,849	(649,823)	(7,405)	4,379	—

	$705,847	$125,704	$7,434	$(2,898)	$836,087

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,858	$900	$—	$—	$2,758
Accounts payable	4,084	47,503	144	—	51,731
Accrued payroll and related expenses	2,834	8,417	—	—	11,251
Other current liabilities	20,754	20,079	6,251	—	47,084

Total current liabilities	29,530	76,899	6,395	—	112,824

Long-term debt, less current maturities	550,078	9,149	—	—	559,227

Other long-term liabilities	1,557	35,881	1,916	—	39,354

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,466,000 shares	245	100	100	(200)	245
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(2,568)	502	143	(645)	(2,568)
Additional paid-in capital	276,189	46,430	3,988	(50,418)	276,189
Accumulated deficit	(149,194)	(43,257)	(5,108)	48,365	(149,194)
Total stockholders’ equity	124,682	3,775	(877)	(2,898)	124,682

	$705,847	$125,704	$7,434	$(2,898)	$836,087

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2008

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,266	$1,503	$341	$—	$3,110
Accounts receivable - trade, net of allowance for doubtful accounts	—	66,043	179	—	66,222
Refundable income taxes	885	—	—	—	885
Other current assets	19,771	10,846	800	—	31,417
Total current assets	21,922	78,392	1,320	—	101,634

Property, plant and equipment, net of accumulated depreciation and amortization	2,917	498,346	—	—	501,263
Goodwill	—	179,930	—	—	179,930
Investment in subsidiaries	20,541	—	—	(20,541)	—
Other non-current assets	30,790	33,629	13,589	(4,379)	73,629
	54,248	711,905	13,589	(24,920)	754,200

Intercompany receivable	652,988	(649,637)	(7,730)	4,379	—

	$729,158	$140,660	$7,179	$(20,541)	$856,456

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$1,009	$727	$—	$—	$1,736
Accounts payable	3,452	43,740	148	—	47,340
Accrued payroll and related expenses	1,613	5,563	—	—	7,176
Accrued closure and post-closure costs, current portion	—	5,503	4	—	5,507
Other current liabilities	17,334	11,461	6,300	—	35,095

Total current liabilities	23,408	66,994	6,452	—	96,854

Long-term debt, less current maturities	560,942	1,338	—	—	562,280
Financing lease obligations, less current maturities	—	11,674	—	—	11,674
Deferred income taxes	5,043	—	—	—	5,043
Other long-term liabilities	2,523	38,904	1,936	—	43,363

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,601,000 shares	246	100	100	(200)	246
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	3,395	(1,423)	27	1,396	3,395
Additional paid-in capital	278,543	46,430	3,988	(50,418)	278,543
Accumulated deficit	(144,952)	(23,357)	(5,324)	28,681	(144,952)
Total stockholders’ equity	137,242	21,750	(1,209)	(20,541)	137,242

	$729,158	$140,660	$7,179	$(20,541)	$856,456

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$150,483	$1,702	$(1,702)	$150,483

Operating expenses:
Cost of operations	—	95,538	1,785	(1,702)	95,621
General and administration	463	18,199	236	—	18,898
Depreciation and amortization	403	19,733	—	—	20,136
	866	133,470	2,021	(1,702)	134,655
Operating income (loss)	(866)	17,013	(319)	—	15,828

Other expense/(income), net:
Interest income	(8,244)	(167)	(150)	8,315	(246)
Interest expense	11,744	7,602	—	(8,315)	11,031
Loss (income) from equity method investments	(6,856)	1,487	—	6,856	1,487
Other expense (income)	87	(52)	—	—	35
Other expense/(income), net	(3,269)	8,870	(150)	6,856	12,307

Income (loss) from continuing operations before income taxes and discontinued operations	2,403	8,143	(169)	(6,856)	3,521
(Benefit) provision for income taxes	(427)	—	11	—	(416)

Income (loss) from continuing operations before discontinued operations	2,830	8,143	(180)	(6,856)	3,937

Discontinued operations:
Loss from discontinued operations, net	—	(670)	—	—	(670)
Loss on disposal of discontinued operations, net	—	(437)	—	—	(437)

Net income (loss) available to common stockholders	$2,830	$7,036	$(180)	$(6,856)	$2,830

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$157,538	$1,694	$(1,694)	$157,538

Operating expenses:
Cost of operations	—	103,556	1,866	(1,694)	103,728
General and administration	(7)	18,264	42	—	18,299
Depreciation and amortization	310	19,195	—	—	19,505
	303	141,015	1,908	(1,694)	141,532
Operating income (loss)	(303)	16,523	(214)	—	16,006

Other expense/(income), net:
Interest income	(7,708)	(43)	(24)	7,690	(85)
Interest expense	10,384	7,644	—	(7,690)	10,338
Loss (income) from equity method investments	(7,788)	1,045	—	7,788	1,045
Other income	(7)	(57)	—	—	(64)
Other expense/(income), net	(5,119)	8,589	(24)	7,788	11,234

Income (loss) from continuing operations before income taxes and discontinued operations	4,816	7,934	(190)	(7,788)	4,772
Provision (benefit) for income taxes	2,750	—	(44)	—	2,706

Net income (loss) applicable to common stockholders	$2,066	$7,934	$(146)	$(7,788)	$2,066

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$299,009	$3,404	$(3,404)	$299,009

Operating expenses:
Cost of operations	2	192,041	3,886	(3,404)	192,525
General and administration	428	36,261	77	—	36,766
Depreciation and amortization	853	39,191	—	—	40,044
	1,283	267,493	3,963	(3,404)	269,335
Operating income (loss)	(1,283)	31,516	(559)	—	29,674

Other expense/(income), net:
Interest income	(17,222)	(120)	(310)	16,978	(674)
Interest expense	23,657	15,394	—	(16,978)	22,073
Loss (income) from equity method investments	(12,858)	3,638	—	12,858	3,638
Other income	(120)	(2,240)	—	—	(2,360)
Other expense/(income), net	(6,543)	16,672	(310)	12,858	22,677

Income (loss) from continuing operations before income taxes and discontinued operations	5,260	14,844	(249)	(12,858)	6,997
Provision for income taxes	688	—	26	—	714

Income (loss) from continuing operations before discontinued operations	4,572	14,844	(275)	(12,858)	6,283

Discontinued operations:
Loss from discontinued operations, net	—	(1,274)	—	—	(1,274)
Loss on disposal of discontinued operations, net	—	(437)	—	—	(437)

Net income (loss) available to common stockholders	$4,572	$13,133	$(275)	$(12,858)	$4,572

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$315,442	$3,387	$(3,387)	$315,442

Operating expenses:
Cost of operations	245	207,681	3,631	(3,387)	208,170
General and administration	(133)	36,762	110	—	36,739
Depreciation and amortization	650	38,325	—	—	38,975
	762	282,768	3,741	(3,387)	283,884
Operating income (loss)	(762)	32,674	(354)	—	31,558

Other expense/(income), net:
Interest income	(15,461)	(67)	(163)	15,424	(267)
Interest expense	20,622	15,296	—	(15,424)	20,494
Loss (income) from equity method investments	(15,121)	2,173	—	15,121	2,173
Other income	(42)	(110)	—	—	(152)
Other expense/(income), net	(10,002)	17,292	(163)	15,121	22,248

Income (loss) from continuing operations before income taxes and discontinued operations	9,240	15,382	(191)	(15,121)	9,310
Provision for income taxes	4,998	—	25	—	5,023

Income (loss) from continuing operations before discontinued operations	4,242	15,382	(216)	(15,121)	4,287

Discontinued operations:
Loss from discontinued operations, net	—	(11)	—	—	(11)
Loss on disposal of discontinued operations, net	—	(34)	—	—	(34)

Net income (loss) applicable to common stockholders	$4,242	$15,337	$(216)	$(15,121)	$4,242

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2007

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(3,434)	$39,576	$(832)	$—	$35,310
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(93)	—	—	(93)
Additions to property, plant and equipment - growth	—	(7,965)	—	—	(7,965)
- maintenance	(583)	(34,442)	—	—	(35,025)
Payments on landfill operating lease contracts	—	(2,413)	—	—	(2,413)
Investment in unconsolidated entities	(85)	—	—	—	(85)
Other	—	2,639	—	—	2,639
Net Cash Used In Investing Activities	(668)	(42,274)	—	—	(42,942)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	221,605	—	—	—	221,605
Principal payments on long-term debt	(149,176)	(292)	—	—	(149,468)
Redemption of Series A redeemable, convertible preferred stock	(75,057)	1	—	—	(75,056)
Other	302	—	—	—	302
Intercompany borrowings	8,785	(8,656)	(129)	—	—
Net Cash (Used in) Provided by Financing Activities	6,459	(8,947)	(129)	—	(2,617)
Cash Provided by Discontinued Operations	—	51	—	—	51
Net (decrease) increase in cash and cash equivalents	2,357	(11,594)	(961)	—	(10,198)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366
Cash and cash equivalents, end of period	$390	$1,421	$357	$—	$2,168

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(10,466)	$49,915	$(232)	$—	$39,217
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(458)	—	—	(458)
Additions to property, plant and equipment - growth	—	(8,232)	—	—	(8,232)
- maintenance	(1,034)	(28,930)	—	—	(29,964)
Payments on landfill operating lease contracts	—	(1,825)	—	—	(1,825)
Proceeds from divestitures	—	670	—	—	670
Other	(2,396)	895	—	—	(1,501)
Net Cash Used In Investing Activities	(3,430)	(37,880)	—	—	(41,310)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	60,000	—	—	—	60,000
Principal payments on long-term debt	(58,660)	(444)	—	—	(59,104)
Other	1,446	—	—	—	1,446
Intercompany borrowings	11,116	(11,441)	325	—	—
Net Cash Provided by (Used in) Financing Activities	13,902	(11,885)	325	—	2,342
Cash Provided by Discontinued Operations	—	47	—	—	47
Net increase in cash and cash equivalents	6	197	93	—	296
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814
Cash and cash equivalents, end of period	$1,266	$1,503	$341	$—	$3,110

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

As of November 28, 2008, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 37 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 16.2% interest in a company that markets an incentive based recycling service.

Operating Results

For the three months ended October 31, 2008, the Company reported revenues of $157.5 million, an increase of $7.0 million, or 4.7%, from $150.5 million in the quarter ended October 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased 2.2%, with 3.3% coming from higher prices, primarily from our collection operations, 1.0% from the rollover effect of a major accounts tuck-in acquisition and the balance from higher landfill volumes, all partially offset by lower collection volumes.  FCR recycling revenues increased 14.2%, with 13.0% coming from commodity price increases and 1.2% from higher volumes in the quarter.  Operating income for the three months ended October 31, 2008 increased to $16.0 million from $15.8 million for the quarter ended October 31, 2007.  Operating income was favorably impacted by higher revenue levels and lower general and administration and depreciation and amortization expenses, which were largely offset by higher cost of operations.

FCR recycling revenues reflect higher commodity prices in the current quarter compared to a year ago.  However, beginning in the month of October 2008, average commodity prices began to decline which decreased FCR recycling operating income for the current quarter by approximately $0.4 million.  In November 2008, commodity prices declined sharply driven by a severe drop in demand as a result of global economic conditions.

During the second quarter of fiscal year 2008, the Company completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million.The company recorded a loss on disposal of discontinued operations (net of tax) of $0.4 million.

During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the North Eastern region.

The Company completed its divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $0.7 million.  For the six months ended October 31, 2008, the company recorded a loss on disposal of discontinued operations (net of tax) of $0.03 million.

The operating results of these operations for the three and six months ended October 31, 2007 and 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

General

Revenues

The Company’s revenues in our North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of the Company’s residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR recycling and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.

The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation (“GreenFiber”), and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in our results of operations.  The Company also has a cost method investment in the common stock of RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service.  In April 2008, the Company’s voting interest was reduced to 16.2%.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  Also, in the “Other” segment, we have ancillary revenues including major customer accounts.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided.

	Three Months Ended October 31,				Six Months Ended October 31,
	2007		2008		2007		2008

Collection	$69.2	46.0%	$70.0	44.5%	$138.3	46.3%	$141.4	44.8%
Landfill / disposal facilities	$29.0	19.2%	$30.9	19.6%	$58.2	19.5%	$59.9	19.0%
Transfer	$7.7	5.1%	$8.7	5.5%	$15.0	5.0%	$17.9	5.7%
Recycling	$44.6	29.7%	$47.9	30.4%	$87.5	29.2%	$96.2	30.5%
Total revenues	$150.5	100.0%	$157.5	100.0%	$299.0	100.0%	$315.4	100.0%

Collection revenues decreased as a percentage of total revenues in the three and six months ended October 31, 2008 compared to the prior year primarily due to lower volumes, partially offset by price increases and the effect of a major accounts tuck-in acquisition.  Landfill/disposal facilities revenues increased as a percentage of total revenues in the quarter ended October 31, 2008 primarily due to volume growth.  Landfill/disposal revenues increased in the six months ended October 31, 2008 due to higher volumes and decreased as a percentage of total revenue mainly because of the increase in recycling revenues.  Transfer revenues increased as a percentage of total revenues in the three and six months ended October 31, 2008 due to volume growth.  Recycling revenues are primarily from recycling facilities in the FCR region.  The increase in recycling revenue dollars for the three and six months ended October 31, 2008 is primarily attributable to higher commodity prices and to a lesser extent an increase in commodity volumes.  As noted above, beginning in the month of October 2008, FCR recycling revenues were impacted due to lower average commodity prices.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2008	2007	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	63.5%	65.8%	64.4%	66.0%
General and administration	12.6%	11.6%	12.3%	11.6%
Depreciation and amortization	13.4%	12.4%	13.4%	12.4%
Operating income	10.5%	10.2%	9.9%	10.0%
Interest expense, net	7.2%	6.5%	7.2%	6.4%
Loss from equity method investments	1.0%	0.7%	1.2%	0.7%
Other income, net	0.0%	0.0%	-0.8%	0.0%
Provision (benefit) for income taxes	-0.3%	1.7%	0.2%	1.6%
Income before discontinued operations	2.6%	1.3%	2.1%	1.3%

Three months ended October 31, 2008 versus October 31, 2007

Revenues - Revenues increased $7.0 million, or 4.7%, to $157.5 million in the quarter ended October 31, 2008 from $150.5 million in the quarter ended October 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased $2.6 million, with $3.5 million coming from price increases in our collection operations.  Revenues from the rollover effect of acquisitions, primarily from a major accounts tuck-in acquisition, accounted for $1.2 million of the increase.  Although landfill volumes increased year over year, these increases were more than offset by lower collection volumes, which negatively impacted revenue by $2.1 million.  FCR recycling revenues increased $4.4 million mainly due to higher commodity prices and volumes.

Cost of operations - Cost of operations increased $8.1 million, or 8.5%, to $103.7 million in the quarter ended October 31, 2008 from $95.6 million in the quarter ended October 31, 2007.  Cost of operations as a percentage of revenues increased to 65.8% in the quarter ended October 31, 2008 compared to 63.5% in the quarter ended October 31, 2007.  The cost of operations increase is due to an increase in the cost of purchased materials associated with higher FCR recycling revenues, higher fuel costs and property tax expense, due to a property tax refund recognized in the prior year quarter, partially offset by lower direct labor and third party disposal costs.  Also included in prior year results was a reduction in cost of operations in the amount of $0.6 million from transactions involving the domestic brokerage and Canadian recycling operations as payments received on the notes receivable in the three months ended October 31, 2007 exceeded the balance of the net assets under contractual obligation.

General and administration - General and administration expenses decreased $0.6 million, or 3.2%, to $18.3 million in the quarter ended October 31, 2008 from $18.9 million in the quarter ended October 31, 2007.  General and administration expenses as a percentage of revenues decreased to 11.6% in the quarter ended October 31, 2008 from 12.6% in the quarter ended October 31, 2007.  The dollar decrease in general administration expenses year over year is primarily due to lower bad debt expense, due to a recovery in the quarter.

Depreciation and amortization - Depreciation and amortization expense decreased $0.6 million, or 3.0%, to $19.5 million in the quarter ended October 31, 2008 from $20.1 million in the quarter ended October, 31, 2007.  Landfill amortization expense decreased by $0.8 million primarily due to lower amortization volumes and rates at our Colebrook closure facility, which closed in the quarter ended October 31, 2008, partially offset by an increase in amortization at our Worcester closure facility due to increased volumes.  Depreciation expense increased between periods by $0.2 million.  Depreciation and amortization expense as a percentage of revenue decreased to 12.4% for the three months ended October 31, 2008 from 13.4% for the three months ended October 31, 2007.

Operating income - Operating income was $16.0 million for the quarter ended October 31, 2008 compared to $15.8 million for the quarter ended October 31, 2007.  As a percentage of revenue, operating income decreased to 10.2% in the quarter ended October 31, 2008 compared to 10.5% for the quarter ended October 31, 2007.  Total operating income was favorably impacted by higher revenue levels and lower general and administration and depreciation and amortization expenses, which were largely offset by higher cost of operations as discussed above.  Western region operating income increased year over year due to higher landfill volumes, increased collection prices, and lower operating costs.  Central region operating income declined year over year due to lower revenues primarily from lower landfill volumes, including the impact of the closure of Colebrook.  FCR’s recycling operating income decreased year over year as increased revenues from higher commodity prices and volumes were more than offset by an increase in the costs of purchased materials, direct labor and operating costs.  Also, included in operating income for the three months ended October 31, 2007 was $0.6 million of income from the transactions involving the domestic brokerage and Canadian recycling operations as discussed above.

Interest expense, net - Net interest expense decreased $0.5 million, or 4.6%, to $10.3 million in the quarter ended October 31, 2008 from $10.8 million in the quarter ended October 31, 2007.  This decrease is attributable to lower interest rates on the Company’s senior credit facility partially offset by higher net debt levels.  Net interest expense, as a percentage of revenues, decreased to 6.5% in the quarter ended October 31, 2008 from 7.2% in the quarter ended October 31, 2007.

Loss from equity method investments - The loss from equity method investments in the quarter ended October 31, 2008 relates to the Company’s 50% joint venture interest in GreenFiber, and for the quarter ended October 31, 2007 also included losses from the Company’s interest in RecycleRewards.  GreenFiber reported a loss for the quarter ended October 31, 2008 of which the Company’s share was $1.0 million, compared to a loss of $0.9 million in the quarter ended October 31, 2007.  GreenFiber continues to be negatively impacted by the overall slowdown in the housing market.  The Company also has an investment in the common stock of RecycleRewards, a company that markets an incentive based recycling service.  In April 2008, the Company’s voting interest was reduced to 16.2% from 20.5%.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  RecycleRewards reported a loss for the quarter ended October 31, 2007, of which the Company’s share was $0.6 million.

Provision (benefit) for income taxes – Provision (benefit) for income taxes increased $3.1 million to $2.7 million for the quarter ended October 31, 2008 from ($0.4) million for the quarter ended October 31, 2007.  The effective tax rate increased to 56.7% in the quarter ended October 31, 2008 from (11.8)% in the quarter ended October 31, 2007.  The rate variance between the periods is due mainly to the book loss projected for the prior year and the add back of non-deductible items.  The high rate for the current quarter results from lower pre-tax income projected for the year and the add back of non-deductible items.

Six Months Ended October 31, 2008 versus October 31, 2007

Revenues - Revenues increased $16.4 million, or 5.5% to $315.4 million in the six months ended October 31, 2008 from $299.0 million in the six months ended October 31, 2007.  Solid waste revenues, including the Company’s major accounts program, increased $6.0 million, with $6.8 million coming from price increases in our collection operations.  Revenues from the rollover effect of acquisitions, primarily from a major accounts tuck-in acquisition, accounted for $2.3 million of the increase.  Although landfill volumes increased year over year, these increases were more than offset by lower collection volumes, which negatively impacted revenue by $3.1 million.  FCR recycling revenues increased $10.4 million mainly due to higher commodity prices and volumes.

Cost of operations - Cost of operations increased $15.7 million, or 8.2% to $208.2 million in the six months ended October 31, 2008 from $192.5 million in the six months ended October 31, 2007.  Cost of operations as a percentage of revenues increased to 66.0% in the six months ended October 31, 2008 from 64.4% in the prior year.  Despite lower third party disposal, direct operating and direct labor costs year over year, the cost of operations was up due to an increase in the cost of purchased materials associated with higher FCR recycling revenues, higher fuel costs and property tax expense, due to a property tax refund recognized in the prior year period.  Also, included in the prior year was as a reduction in the amount of $1.4 million from transactions involving the domestic brokerage and Canadian recycling operations as payments received on the notes receivable in the six months ended October 31, 2007 exceeded the balance of the net assets under contractual obligation.

General and administration - General and administration expenses were $36.7 million in the six months ended October 31, 2008 compared to $36.8 million in the six months ended October 31, 2007, and decreased as a percentage of revenues to 11.6% in the six months ended October 31, 2008 from 12.3% in the six months ended October 31, 2007.  Higher compensation costs in the six months ended October 31, 2008 were more than offset by lower costs in most other general and administration categories.

Depreciation and amortization - Depreciation and amortization expense decreased $1.0 million, or 2.5%, to $39.0 million in the six months ended October 31, 2008 from $40.0 million in the six months ended October 31, 2007.  Landfill amortization expense decreased by $1.0 million primarily due to lower amortization volumes and rates at our Colebrook closure facility, which closed in the quarter ended October 31, 2008, partially offset by an increase in amortization at our Worcester closure facility due to increased volumes.  Depreciation expense was relatively consistent between periods.  Depreciation and amortization expense as a percentage of revenue decreased to 12.4% for the six months ended October 31, 2008 from 13.4% for the six months ended October 31, 2007.

Operating income - Operating income increased $1.9 million, or 6.4%, to $31.6 million in the six months ended October 31, 2008 from $29.7 million in the six months ended October 31, 2007 and increased slightly as a percentage of revenues to 10.0% in the six months ended October 31, 2008 from 9.9% in the six months ended October 31, 2007.  Operating income increased year over year due to higher revenue levels and lower general and administration expenses as a percentage of revenues and lower depreciation and amortization expenses as discussed above.  Operating income for the South Eastern region was favorably impacted by $0.8 million from the benefit of a reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site.  Western region operating income increased year over year due to higher landfill volumes, increases in collection revenues, primarily from increased prices, and lower operating costs.  Central region operating income declined year over year due to lower revenues primarily due to lower landfill volumes, including the impact of the closure of Colebrook.  FCR recycling operating income decreased year over year as increased revenues from higher commodity prices and volumes were more than offset by an increase in the costs of purchased materials, direct labor and operational costs.  Also, included in prior year operating income was $1.4 million of income from transactions involving the domestic brokerage and Canadian recycling operations as discussed above.

Interest expense, net - Net interest expense decreased $1.2 million, or 5.6% to $20.2 million in the six months ended October 31, 2008 from $21.4 million in the six months ended October 31, 2007.  This decrease is attributable to lower interest rates on the Company’s senior credit facility partially offset by higher net debt levels.  Net interest expense, as a percentage of revenues, decreased to 6.4% in the six months ended October 31, 2008 from 7.2% in the six months ended October 31, 2007.

Loss from equity method investments - The loss from equity method investments in the six months ended October 31, 2008 relates to the Company’s 50% joint venture interest in GreenFiber and for the six months ended October 31, 2007 also included losses from Company’s interest in RecycleRewards.  GreenFiber reported a loss for the six months ended October 31, 2008 of which the Company’s share was $2.2 million compared to a loss of $2.7 million in the six months ended October 31, 2007.  GreenFiber continues to be negatively impacted by the overall slowdown in the housing market.  As discussed above, effective April 2008, the Company had a voting interest of 16.2% from its common stock investment in RecycleRewards and accordingly accounts for this investment under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  RecycleRewards reported a loss for the six months ended October 31, 2007, of which the Company’s share was $0.9 million.

Other (income)/expense - Other income for the six months ended October 31, 2008 amounted to $0.2 million compared to $2.4 million in the six months ended October 31, 2007.  Other income in the six months ended October 31, 2007 included $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company’s Maine Energy subsidiary and fifteen municipalities which were party to the agreements.  On June 18,

2007, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligations

Provision for income taxes – Provision for income taxes increased $4.3 million in the six months ended October 31, 2008 to $5.0 million from $0.7 million in the six months ended October 31, 2007.  The effective tax rate increased to 54.0% in the six months ended October 31, 2008 from 10.2% in the six months ended October 31, 2007.  The rate variance between the periods is due mainly to the book loss projected for the prior year and the add back of non-deductible items.  The high rate for the current quarter results from lower pre-tax income projected for the year and the add back of non-deductible items.

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

The Company had net working capital of $1.7 million at October 31, 2008 compared to a deficit of $20.2 million at April 30, 2008.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at October 31, 2008 was primarily due to higher trade receivables associated with higher revenues, higher other current assets associated with commodity hedge contract valuations along with lower trade payables, and lower payroll accruals.

On April 28, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350.0 million. On July 25, 2006, the Company amended the facility to increase the amount of the facility per the original agreement to $450.0 million, and on May 9, 2007, the Company further amended the facility to increase the amount to $525.0 million, including a $175.0 million term B loan and a revolver of $350.0 million.  This credit facility is secured by all of the Company’s assets, including the Company’s interest in the equity securities of our subsidiaries.

The credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $0.9 million for three years, which began July 25, 2007, with the remaining principal due at maturity.  The Company was in compliance with all covenants at October 31, 2008.  The Company expects to seek to refinance the facility in the first or second quarter of calendar year 2009.

Further advances were available under the revolver in the amount of $146.5 million and $156.0 million as of October 31, 2008 and April 30, 2008, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $38.7 million and $40.4 million as of October 31, 2008 and April 30, 2008, respectively, at which dates no amounts had been drawn.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $105.0 million.  One agreement for a notional amount of $30.0 million effectively fixes the interest rate index at 4.47% from November 4, 2007 through May 7, 2009.  Two agreements, for a notional amount of $75.0 million, effectively fix the interest index rate on the entire notional amount at approximately 4.68% from May 6, 2008 through May 6, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

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

As of October 31, 2008, the Company had outstanding $195.0 million of Senior Notes which mature in January 2013.  The Senior Notes contain covenants that restrict dividends, stock repurchases and other payments, and limit the incurrence of debt and issuance of preferred stock.  The Senior Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

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

On July 31, 2008, the Company completed a financing for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at October 31, 2008 was $11.9 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $39.2 million for the six months ended October 31, 2008 compared to $35.3 million for the same period of the prior fiscal year.  Net income decreased $0.3 million in the six months ended October 31, 2008 compared to the six months ended October 31, 2007.  Losses associated with discontinued operations decreased by $1.7 million during the same period.  Depreciation and amortization expense decreased by $1.1 million primarily due to lower amortization volumes and rates at our Colebrook closure facility, which closed in the quarter ended October 31, 2008, partially offset by an increase in landfill amortization at our Worcester closure facility due to increased volumes.  Depreciation expense was relatively consistent between periods.  Also contributing to a slight decrease is the accrual of the Series A Preferred dividend for $1.0 million which was included in interest expense for the six months ended October 31, 2007 as well as a loss from equity method investments amounting to a $1.5 decrease in the six months ended October 31, 2008 compared to the six months ended October 31, 2007.  These amounts were offset by income from assets under contractual obligations which decreased $1.3 million in the six months ended October 31, 2008 compared to the six months ended October 31, 2007 and other income of $2.1 associated with the favorable settlement at Maine Energy resulting in the reversal of residual accruals in the six months ended October 31, 2007.  Deferred taxes also contributed to an increase of $4.0 million in the same period due to projected utilization of net operating losses.

Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $1.8 million for the six months ended October 31, 2008 compared to the six months ended October 31, 2007.  Changes in accounts receivable were relatively consistent with a $0.6 million increase for the six months ended October 31, 2008 compared to the six months ended October 31, 2007.  Accounts payable during the six months ended October 31, 2008 amounted to $4.4 million of cash used compared with $4.2 million used in the prior year comparable period.  Other assets and liabilities amounted to a $5.8 million use of cash for the six months ended October 31, 2008 compared to a $7.1 million use of cash for the six months ended October 31, 2007.  The decrease of $1.3 million from the prior year is due primarily to the following: (1) higher payments for landfill capping, closure and post-closure in the six months ended October 31, 2008 versus the prior period amounting to $1.3 million, (2) reductions associated with higher payroll accruals at April 30, 2008 amounting to $3.7 million, (3) lower accrued interest at October 31, 2008 associated with lower interest rates partially offset by higher debt levels amounting to a $1.6 million decrease, offset by (4) higher other long-term liabilities at April 30, 2007 associated with the Maine Energy settlement which took place in the six months ended October 31, 2007 resulting in a $3.1 million increase, (5) higher net refundable income taxes at October 31, 2007, amounting to a $4.0 million increase, and (6) higher prepaid expenses at April 30, 2008 associated with the timing of insurance payments, amounting to a $1.0 million decrease.

Net cash used in investing activities was $41.3 million for the six months ended October 31, 2008 compared to $42.9 million used in investing activities in the same period of the prior fiscal year.

Net cash provided by financing activities was $2.3 million for the six months ended October 31, 2008 compared to net cash used of $2.6 million in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to lower net borrowings to fund investing activities.

The Company generally meets liquidity needs from operating cash flow and its senior credit facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.  It is the Company’s intention to continue to grow organically and through acquisitions.

The Company uses a variety of strategies to mitigate the impact of fluctuations in the commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of October 31, 2008, to minimize the Company’s commodity exposure, the Company was party to thirty-three commodity hedging agreements.  Beginning in the month of October 2008, average commodity prices began to decline which impacted FCR recycling operating income by approximately $0.4 million compared to the quarter ended October 31, 2007.  In November 2008, commodity prices declined sharply driven by a severe drop in demand as a result of global economic conditions.  The Company does not expect a significant negative impact to liquidity as a result of lower operating income due to commodity price declines.  See “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

Effective October 15, 2008, the Company has filed a universal shelf registration statement with the SEC.  The purpose of the filing is to renew and replace an existing universal shelf registration statement set to expire on December 1, 2008.  The Company may from time to time issue securities thereunder in an amount of up to $250.0 million.  However, the Company’s ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore the Company may not be able to issue such securities on favorable terms, if at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $198.0 million of long-term debt at October 31, 2008.  The interest rate on the variable rate portion of long-term debt was approximately 4.35% at October 31, 2008.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.  This includes $165.0 million of long term debt at fixed rates due to interest rate swaps and collars.

Commodity price volatility

Through its FCR recycling operation, the Company is subject to commodity price fluctuations.  For the quarter ended October 31, 2008, fibers (newspapers, cardboard, and mixed papers) made up approximately 67% of the Company’s commodity revenue stream.  A portion of these materials are exposed to minimal commodity volatility impact because we purchase the materials based off an index price less a processing fee, and then resell the materials off the same index within a short period of time.  For other tons that may be exposed to market volatility, the Company uses a number of risk mitigation strategies such as floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of October 31, 2008 the Company is party to thirty-three commodity hedge contracts that manage pricing fluctuations on a portion of its OCC and ONP volumes not protected by the strategies mentioned above.  These contracts expire between December 2008 and December 2011, with approximately 67% expiring by December 2009.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  The Company expects to be able to replace its expiring hedges with existing or new counterparties; however, the pricing terms at any given time will be subject to prevailing market conditions.

Aluminum made up 8% of the Company’s commodity revenue stream for the quarter ended October 31, 2008.  The Company sells the majority of its aluminum domestically under fixed price contracts, with current contracts extending through April 2009.

Plastics (PET and HDPE) made up 22% of the Company’s commodity revenue stream for the quarter ended October 31, 2008.  The Company currently sells the majority of its plastics domestically under long term contracts at pricing tied to market rates.  It has floor prices in place on most PET contracts and is working to add fixed price contracts to help manage plastic pricing fluctuations in the future.  There are limited hedging instruments available for stabilizing the pricing for recovered plastics.  However, the Company does not utilize these types of contracts because historically recovered plastics pricing has not been highly correlated with market indices for virgin plastic resin sales prices.

Ferrous metals made up 3% of the Company’s commodity revenue stream for the quarter ended October 31, 2008.  The Company currently sells the majority of its ferrous metals domestically at spot market rates.

FCR recycling uses the above strategies to mitigate the impact of commodity price volatility.  This approach results in a non-linear relationship between changes in commodity prices and underlying operating performance.

In November 2008, commodity prices declined sharply driven by a severe drop in demand as a result of global economic conditions, including Chinese and domestic mills taking unforeseen downtime to work off inventories.  Based on weighted average prices and volumes for the second quarter of fiscal 2009 and considering the effect of the hedges in place at the end of October, if all commodity prices were to change proportionally by the stated ranges below, the impact on the Company’s revenues and operating income for the quarter ended October 31, 2008 is estimated as follows:

Commodity Price		Operating income
Change	Revenues	(loss)
-50%	$(7.4)	$(3.5)
-20%	$(3.1)	$(1.6)
-10%	$(1.7)	$(0.9)
10%	$1.2	$0.5
20%	$2.7	$1.2
50%	$7.0	$3.2

When reviewing these statistics, it should be noted that commodity prices typically do not move by the same percentage across all the commodities the Company handles, and that, as noted above, the commodity mix may vary from month to month, therefore the above sensitivity analysis may not be indicative of future operating results.

ITEM 4.  CONTROLS AND PROCEDURES

a)                                      Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2008, the Company’s chief executive officer and principal financial and accounting officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)                                     Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 12, 2001, the Company’s subsidiary, North Country Environmental Services, Inc. (“NCES”), petitioned the New Hampshire Superior Court (“Superior Court”) for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire (“Town”) could lawfully prohibit NCES’s expansion of its landfill in Bethlehem.  The Town filed counterclaims seeking contrary declarations and other relief.  The parties appealed the Superior Court’s decision to the New Hampshire Supreme Court (“Supreme Court”).  On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area.  A significant portion of NCES’s Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services (“NHDES”), however, was to lie outside the 51 acres.  With respect to expansion outside the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings.  On April 25, 2005, the Superior Court rendered summary judgment in NCES’s favor on two of the four issues, leaving the other two issues for trial.  The two issues that were decided on summary judgment remain subject to appeal by the Town.  In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new “District V,” which corresponded to the 51 acres.  The Town then amended its pleadings to seek a declaration that the new ordinance was valid.  The parties each filed motions for partial summary judgment.  Following the court’s decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.  On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated “Stage IV, Phase II”) would be relocated within the 51 acres.  That application was superseded by a new application, filed on November 30, 2007, that would bring all berms along the perimeter of the landfill’s footprint within the 51 acres as well.  NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe.  The Superior Court granted the stay pending a decision by NHDES.  The permit modification application currently remains pending before NHDES. The NHDES conducted public hearings in July and September 2008.  The NHDES decision to grant the permit modification is expected to be made during the fourth quarter of calendar year 2008.

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007, to resolve issues raised by GRT as the minority shareholder of GMG.  The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes.  The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters.  Management intends to vigorously contest those allegations, and it believes that the claims have no merit substantively or as a matter of law.  Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary FCR, LLC, making similar allegations.  On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken.  All litigation is in its early stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 14, 2008, three proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class II directors, Messrs. James W. Bohlig, Gregory B. Peters and Joseph G. Doody.  Proposal to elect, as Class I director, Michael K.Burke.

James W. Bohlig:	Votes For: 28,542,738
Withheld: 3,982,683

Gregory B. Peters:	Votes For: 18,894,252	*
	Withheld: 3,749,169	*

Joseph G. Doody:	Votes For: 28,880,992
Withheld: 3,644,429

Michael K. Burke:	Votes For: 32,460,388
Withheld: 65,033

* In accordance with the Company’s by-laws, Mr. Peters, who is the designee of the holders of Class A Common stock, requires only the affirmative vote representing a plurality of the votes cast by the holders of Class A common stock.

Other directors whose terms of office continued in effect after the annual meeting are John W. Casella, Douglas R. Casella, James F. Callahan, Jr., John F. Chapple III, Jr. and James P. McManus.

PROPOSAL II.

To approve the amendment to the Company’s 2006 Stock Incentive Plan.

Votes For:	29,516,407
Votes Against:	840,526
Abstentions:	206,872

PROPOSAL III.

Proposal to ratify the selection of Vitale, Caturano & Company, Ltd. as the Company’s auditors for the fiscal year ending April 30, 2009.

Votes For:	32,499,295
Votes Against:	16,180
Abstentions:	9,946

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

Casella Waste Systems, Inc.

Date: December 4, 2008	By:	/s/ Paul J. Massaro
(Principal Financial and Accounting
Officer and Duly Authorized Officer)

Exhibit Index

10.1 +	2006 Stock Incentive Plan, as amended.
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2 +	Certification of Paul J. Massaro, Principal Financial and Accounting Officer and Duly Authorized Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. S 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. S 1350 of Paul J. Massaro, Principal Financial and Accounting Officer and Duly Authorized Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

+ - Filed herewith

++ - Furnished herewith