Form 10-K/A
period 2008-04-30
CASELLA WASTE SYSTEMS INC
filed 2009-02-13
CIK 911177

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        Casella Waste Systems, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as originally filed with the Securities and Exchange Commission (the "SEC") on June 20, 2008, for the sole purpose of filing a signed report of the Independent Registered Public Accounting Firm. The version of the report filed on June 20, 2008 accidentally omitted an Independent Registered Public Accounting Firm's conformed signature. This Amendment No. 1 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-K. In accordance with SEC rules, new certifications relating to this Amendment No. 1 are also being filed herewith.

PART II

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

/s/ Vitale, Caturano & Co. Ltd.

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

/s/ PricewaterhouseCoopers LLP

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

CASELLA WASTE SYSTEMS, INC.
Dated: February 12, 2009	By:	/s/ JOHN S. QUINN John S. Quinn Senior Vice President & Chief Financial Officer, Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Casella Waste Systems, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated June 11, 2008 appearing in this Amendment No. 1 to the Annual Report on Form 10-K/A also included an audit of the financial statement schedule for the years ended April 30, 2008 and 2007 listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule for the years ended April 30, 2008 and 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Vitale, Caturano & Co. Ltd.

Boston, Massachusetts
June 11, 2008

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended April 30,
	2006	2007	2008
Balance at beginning of period	$641	$607	$1,586
Additions—Charged to expense	513	2,075	812
Deductions—Bad debts written off, net of recoveries	(547)	(1,096)	(646)

Balance at end of period	$607	$1,586	$1,752

EXHIBIT INDEX

Exhibit No.	Description
23.1 +	Consent of Vitale Caturano & Company, Ltd.
23.2 +	Consent of PricewaterhouseCoopers LLP.
23.3 +	Consent of PricewaterhouseCoopers LLP on financial statements of US GreenFiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 +	Financial Statements of US GreenFiber, LLC—December 31, 2007, 2006 and 2005.

+
Filed herewith

++
Furnished herewith