Form 10-Q
period 2009-01-31
CASELLA WASTE SYSTEMS INC
filed 2009-03-06
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 27, 2009:

Class A Common Stock	24,651,410
Class B Common Stock	988,200

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	January 31,
	2008	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,814	$2,982
Restricted cash	95	96
Accounts receivable - trade, net of allowance for doubtful accounts of $1,752 and $2,236	62,233	54,791
Notes receivable - officer/employees	132	136
Refundable income taxes	2,020	1,787
Prepaid expenses	6,930	5,923
Inventory	3,876	3,525
Deferred income taxes	15,433	12,157
Other current assets	1,692	8,816
Current assets of discontinued operations	260	—

Total current assets	95,485	90,213

Property, plant and equipment, net of accumulated depreciation and amortization of $484,620 and $533,950	488,028	499,875
Goodwill	179,716	181,338
Intangible assets, net	2,608	2,771
Restricted assets	13,563	13,990
Notes receivable - officer/employees	1,101	1,123
Investments in unconsolidated entities	44,617	41,464
Other non-current assets	10,487	14,378
Non-current assets of discontinued operations	482	—
	740,602	754,939

	$836,087	$845,152

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	January 31,
	2008	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,758	$1,676
Current maturities of financing lease obligations	—	1,402
Accounts payable	51,731	35,866
Accrued payroll and related expenses	11,251	3,139
Accrued interest	8,668	11,911
Current accrued capping, closure and post-closure costs	9,265	5,821
Other accrued liabilities	28,202	24,153
Current liabilities of discontinued operations	949	—

Total current liabilities	112,824	83,968

Long-term debt, less current maturities	559,227	566,181
Financing lease obligations, less current maturities	—	12,647
Accrued capping, closure and post-closure costs, less current portion	32,864	35,358
Deferred income taxes	313	2,916
Other long-term liabilities	6,007	9,290
Non-current liabilities of discontinued operations	170	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,466,000 and 24,651,000 shares as of April 30, 2008 and January 31, 2009, respectively	245	247
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income (loss)	(2,568)	4,161
Additional paid-in capital	276,189	279,143
Accumulated deficit	(149,194)	(148,769)
Total stockholders’ equity	124,682	134,792

	$836,087	$845,152

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009

Revenues	$140,879	$121,151	$439,889	$436,593

Operating expenses:
Cost of operations	96,156	85,480	288,680	293,650
General and administration	18,285	13,934	55,051	50,673
Depreciation and amortization	19,026	17,033	59,071	56,008
Environmental remediation charge	—	2,823	—	2,823
Development project charge	—	(20)	—	(20)
	133,467	119,250	402,802	403,134
Operating income	7,412	1,901	37,087	33,459
Other expense/(income), net:
Interest income	(291)	(178)	(965)	(445)
Interest expense	10,739	9,773	32,812	30,267
Loss (income) from equity method investments	907	(263)	4,545	1,911
Other income	(56)	(396)	(2,417)	(549)
Other expense, net	11,299	8,936	33,975	31,184

Income (loss) from continuing operations before income taxes and discontinued operations	(3,887)	(7,035)	3,112	2,275
Provision (benefit) for income taxes	576	(3,218)	1,291	1,805

Income (loss) from continuing operations before discontinued operations	(4,463)	(3,817)	1,821	470

Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $80, $0, $814 and $8)	(141)	—	(1,416)	(11)
Loss on disposal of discontinued operations (net of income tax benefit (provision) of $0, $0, $122 and ($262))	—	—	(437)	(34)

Net income (loss) available to common stockholders	$(4,604)	$(3,817)	$(32)	$425

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Earnings Per Share:
Basic:
Income (loss) from continuing operations before discontinued operations available to common stockholders	$(0.17)	$(0.15)	$0.07	$0.02
Loss from discontinued operations, net	(0.01)	—	(0.05)	—
Loss on disposal of discontinued operations, net	—	—	(0.02)	—

Net income (loss) per common share available to common stockholders	$(0.18)	$(0.15)	$—	$0.02

Basic weighted average common shares outstanding	25,415	25,606	25,362	25,547

Diluted:
Income (loss) from continuing operations before discontinued operations available to common stockholders	$(0.17)	$(0.15)	$0.07	$0.02
Loss from discontinued operations, net	(0.01)	—	(0.05)	—
Loss on disposal of discontinued operations, net	—	—	(0.02)	—

Net income (loss) per common share available to common stockholders	$(0.18)	$(0.15)	$—	$0.02

Diluted weighted average common shares outstanding	25,415	25,606	25,362	25,632

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$(32)	$425
Loss from discontinued operations, net	1,416	11
Loss on disposal of discontinued operations, net	437	34
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Gain on sale of equipment	(54)	(274)
Depreciation and amortization	59,071	56,008
Depletion of landfill operating lease obligations	4,815	5,018
Environmental remediation charge	—	2,823
Income from assets under contractual obligation	(1,463)	(114)
Preferred stock dividend (included in interest expense)	1,038	—
Amortization of premium on senior notes	(464)	(501)
Maine Energy settlement	(2,142)	—
Loss from equity method investments	4,545	1,911
Stock-based compensation	1,022	1,383
Excess tax benefit on the exercise of stock options	(111)	(157)
Deferred income taxes	(1,311)	1,494
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(669)	7,529
Accounts payable	(8,608)	(15,874)
Prepaid expenses, inventories and other assets	(1,523)	2,730
Accrued expenses and other liabilities	(4,559)	(11,813)
	49,587	50,163
Net Cash Provided by Operating Activities	51,408	50,633

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(745)	(2,196)
Additions to property, plant and equipment - growth	(14,281)	(10,165)
- maintenance	(44,834)	(39,415)
Payments on landfill operating lease contracts	(6,735)	(4,401)
Proceeds from divestitures	2,154	670
Proceeds from sale of equipment	1,932	948
Investment in unconsolidated entities	(107)	(2,527)
Proceeds from assets under contractual obligation	1,518	114
Net Cash Used In Investing Activities	(61,098)	(56,972)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	260,700	105,400
Principal payments on long-term debt	(186,585)	(100,559)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—
Proceeds from exercise of stock options	1,216	1,462
Excess tax benefit on the exercise of stock options	111	157
Net Cash Provided by Financing Activities	386	6,460

Discontinued Operations:
Provided by (Used in) Operating Activities	(426)	47
Provided by Investing Activities	262	—
Cash Provided by (Used in) Discontinued Operations	(164)	47

Net increase (decrease) in cash and cash equivalents	(9,468)	168
Cash and cash equivalents, beginning of period	12,366	2,814

Cash and cash equivalents, end of period	$2,898	$2,982

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2008	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$26,870	$25,982
Income taxes, net of refunds	$1,851	$361

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$1,169	$2,504
Cash paid, net	(745)	(2,196)

Notes payable, liabilities assumed and holdbacks to sellers	$424	$308

Note receivable recorded upon divestiture	$2,500	$—

Property, plant and equipment acquired through financing arrangements	$497	$14,115

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.                                      ORGANIZATION

The consolidated balance sheet of Casella Waste Systems, Inc. (the “Parent”) and Subsidiaries (collectively, the “Company”) as of January 31, 2009, the consolidated statements of operations for the three and nine months ended January 31, 2008 and 2009 and the consolidated statements of cash flows for the nine months ended January 31, 2008 and 2009 are unaudited.  In the opinion of management, such financial statements together with the consolidated balance sheet as of April 30, 2008 include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2008  included as part of the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 (the “Annual Report”).  The results for the three and nine month periods ended January 31, 2009 may not be indicative of the results that may be expected for the fiscal year ending April 30, 2009.

2.                                      BUSINESS COMBINATIONS

During the nine months ended January 31, 2009, the Company acquired three solid waste hauling operations.  The transactions were in exchange for total consideration of $2,504 including $2,196 in cash and $308 in liabilities assumed.  During the nine months ended January 31, 2008, the Company acquired five solid waste hauling operations.  These transactions were in exchange for total consideration of $1,169 including $745 in cash and $424 liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase prices have been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements and client lists, with the residual amounts allocated to goodwill.

The following unaudited pro forma combined information shows the results of the Company’s operations as though each of the acquisitions made in the nine months ended January 31, 2008 and 2009 had been completed as of May 1, 2007.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Revenue	$141,686	$121,151	$443,610	$437,548
Operating income	7,561	1,901	37,657	33,687
Net income (loss)	(4,556)	(3,817)	176	494
Diluted net income (loss) per common share	$(0.18)	$(0.15)	$0.01	$0.02
Weighted average diluted shares outstanding	25,415	25,606	25,362	25,632

The foregoing pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2007 or the results of future operations of the Company.  Furthermore, such pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.                                      GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2008 through January 31, 2009:

	North Eastern Region	South Eastern Region	Central Region	Western Region	FCR Recycling	Total
Balance, April 30, 2008	$23,655	$31,645	$31,960	$54,804	$37,652	$179,716

Acquisitions	—	18	1,408	196	—	1,622

Balance, January 31, 2009	$23,655	$31,663	$33,368	$55,000	$37,652	$181,338

Intangible assets at April 30, 2008 and January 31, 2009 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2008
Intangible assets	$15,125	$1,597	$920	$58	$17,700
Less accumulated amortization	(14,189)	(726)	(167)	(10)	(15,092)
	$936	$871	$753	$48	$2,608

Balance, January 31, 2009
Intangible assets	$14,125	$1,597	$920	$389	$17,031
Less accumulated amortization	(13,206)	(794)	(218)	(42)	(14,260)
	$919	$803	$702	$347	$2,771

Intangible amortization expense for the three and nine months ended January 31, 2008 and 2009 was $171, $170, $472 and $471, respectively.  The intangible amortization expense estimated as of January 31, 2009 for the five fiscal years following fiscal year 2008 and thereafter is as follows:

2009	2010	2011	2012	2013	Thereafter
$628	$499	$402	$323	$266	$1,124

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

5.                                      LEGAL PROCEEDINGS

On September 12, 2001, the Company’s subsidiary, North Country Environmental Services, Inc. (“NCES”), petitioned the New Hampshire Superior Court (“Superior Court”) for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire (“Town”) could lawfully prohibit NCES’s expansion of its landfill in Bethlehem.  The Town filed counterclaims seeking contrary declarations and other relief.  The parties appealed the Superior Court’s decision to the New Hampshire Supreme Court (“Supreme Court”).  On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to operate within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area.  A significant portion of NCES’s Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services (“NHDES”), however, was to lie to the north of the 51 acres.  With respect to expansion to the north of the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings.  On April 25, 2005, the Superior Court rendered summary judgment in NCES’s favor on two of the four issues, leaving the other two issues for trial.  The two issues that were decided on summary judgment remain subject to appeal by the Town.  In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new zoning district which corresponded to the 51 acres.  The Town then amended its pleadings to seek a declaration that the new ordinance was valid.  The parties each filed motions for partial summary judgment.  Following the court’s decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.  On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated “Stage IV, Phase II”) would be relocated within the 51 acres.  That application was superseded by a new application, filed on November 30, 2007, that would bring all proposed berms along the perimeter of the landfill’s footprint within the 51 acres as well.  NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe.  The Superior Court granted the stay pending a decision by NHDES.  NHDES denied the application on December 12, 2008.  NCES has filed an administrative appeal of this decision as well as a declaratory relief action challenging the legal grounds upon which NHDES relied in the decision.  NCES also filed a revised application with NHDES on February 12, 2009 addressing the issues NHDES identified as the bases for denying the November 30, 2007 application.  NCES sought a renewal of the stay of the litigation on the same grounds upon which it sought and obtained a stay previously, and the Superior Court granted this motion on February 13, 2009.   The Town has threatened to file an enforcement action against NCES seeking the removal of certain ancillary landfill structures to the north of the 51 acres.

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007, to resolve issues raised by GRT as the minority shareholder of GMG.  The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes.  The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters.  Management intends to vigorously contest those allegations, and it believes that the claims have no merit substantively or as a matter of law.  Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary FCR, LLC, making similar allegations.  On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken.  The Rutland Superior Court issued a decision on February 10, 2009 ordering the case to be heard in Delaware Chancery Court as opposed to Rutland Superior Court, and the Company will arrange for the Delaware hearing to be held expeditiously.  All litigation is in discovery stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to SRD’s existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to several conditions, to reallocate tonnage capacity accepted at a Construction and Demolition Processing Facility located at the Landfill to solid waste to be accepted at the Landfill up to a maximum of 405,600 tons per year, including the right to import municipal solid waste to the Landfill without regard for geographic origin. On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with 10 citizen groups, filed a complaint in Worcester Superior Court contesting the 2008 Site Assignment (the “Appeal”).  The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD.  On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $50.  The escrow account will serve as a source for funds to cover the costs of SRD installing a “sentinel” downgradient well to the Landfill for tests to be conducted by and results provided to the Sturbridge BOH pursuant to an environmental plan that is a condition of the 2008 Site Assignment, and for related monitoring costs to be incurred by the Sturbridge BOH in connection therewith.  The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10 citizen groups remain as participants in the Appeal.  A Motion to Dismiss filed by SRD and the Board of Health in August 2008 was denied on February 4, 2009.  While it is too early to assess the outcome of the Appeal, SRD will continue to aggressively defend the Appeal.

In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC (“BMR”) and the Company, alleging discriminatory hiring practices at BMR’s facility in Philadelphia.  A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission.  BMR and the Company deny all allegations, and while it is too early to assess the outcome of these actions, BMR and the Company will continue to aggressively defend this matter.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (“the Study”).  A draft of the Study was submitted to DEC in January 2009 by the consulting firm hired by the Respondents.  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2011.  WSI is jointly and severally liable for the total cost to remediate but expects to be responsible for approximately 30% upon implementation of a cost-sharing agreement.  Such amounts could be significantly higher if costs exceed estimates or the other responsible parties are not able to meet their obligation.  Based on these estimates, the Company has recorded an environmental remediation charge of $2,823 in the quarter ended January 31, 2009.  This estimate is calculated based on the present value of future cash flows using a credit-adjusted risk-free rate which is consistent with the discount rate used for future capping, closure and post-closure obligations at our landfills.

Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations.  The

Company is not presently aware of any other situations that it expects would have a material adverse impact on its business, financial condition, results of operations, or cash flows.

7.                                      STOCK-BASED COMPENSATION

During fiscal year 2009, the Company has granted performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  These performance stock units, each of which represents a share of Class A Common Stock, are subject to vesting, based on the attainment by the Company of a targeted annual return on assets over a three year period.  At the one hundred percent level of attainment the grantee pool would be entitled to a total of 230 shares of Class A Common Stock.  These units were granted at an average grant date value of $11.44 per share and are unvested and unissued at January 31, 2009.

The Company has also granted 25 and 52 shares of restricted stock under the 2006 Plan in the three and nine months ended January 31, 2009 that vest based on the passage of time.  These shares were granted at an average grant date value of $4.05 and $6.73 for the three and nine months ended January 31, 2009.  These shares are partially vested and unissued at January 31, 2009.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the nine months ended January 31, 2009 is as follows:

	Total Shares	Weighted Average Exercise Price
Outstanding, April 30, 2008	3,782	$12.82
Granted	155	4.33
Exercised	(111)	9.98
Forfeited	(280)	21.24
Outstanding, January 31, 2009	3,546	11.88
Exercisable, January 31, 2009	3,045	$12.09

The weighted average grant date fair value of options granted was $5.30 and $1.75 per option for the nine months ended January 31, 2008 and 2009, respectively.  There are 1,841 Class A Common Stock equivalents available for future grant under the 2006 plan.

The Company recorded $489, $410, $942 and $1,309 of stock based compensation expense related to stock options, performance stock units and restricted stock units during the three and nine months ended January 31, 2008 and 2009, respectively.  The Company also recorded $28, $19, $80 and $74 of stock based expense for the Company’s Employee Stock Purchase Plan during the three and nine months ended January 31, 2008 and 2009, respectively.

The Company’s calculations of stock-based compensation expense associated with stock options and the Company’s Employee Stock Purchase Plan for the three and nine months ended January 31, 2008 and 2009 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and nine months ended January 31, 2008 and 2009:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Stock Options:
Expected life	6 years	6.7 years	6 years	6.7 years
Risk-free interest rate	3.32%	1.67%	4.41%	1.74%
Expected volatility	37.83%	36.80%	37.83%	36.80%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.32%	1.71%	4.81%	2.07%
Expected volatility	37.22%	36.11%	36.59%	36.36%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three and nine months ended January 31, 2008 and 2009, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

8.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Numerator:
Net income (loss) available to common stockholders	$(4,604)	$(3,817)	$(32)	$425

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,448	24,651	24,448	24,651
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(21)	(33)	(74)	(92)
Weighted average number of common shares used in basic EPS	25,415	25,606	25,362	25,547
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock	—	—	—	85
Weighted average number of common shares used in diluted EPS	25,415	25,606	25,362	25,632

For the three and nine months ended January 31, 2008, 4,006 common stock equivalents related to options and warrants were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2009, 3,848 and 3,183 common stock equivalents related to options, warrants and restricted stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive income (loss) for the three and nine months ended January 31, 2008 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2009	2008	2009
Net income (loss)	$(4,604)	$(3,817)	$(32)	$425
Other comprehensive income (loss)	(1,673)	767	(1,959)	6,729
Comprehensive income (loss)	$(6,277)	$(3,050)	$(1,991)	$7,154

The components of other comprehensive income (loss) for the three and nine months ended January 31, 2008 and 2009 are shown as follows:

	Three Months Ended January 31,
	2008			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$272	$95	$177	$277	$96	$181
Change in fair value of interest rate derivatives and commodity hedges during period	(3,623)	(1,466)	(2,157)	2,667	1,074	1,593
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	515	208	307	(1,686)	(679)	(1,007)
	$(2,836)	$(1,163)	$(1,673)	$1,258	$491	$767

	Nine Months Ended January 31,
	2008			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$332	$116	$216	$91	$31	$60
Change in fair value of interest rate derivatives and commodity hedges during period	(5,163)	(2,078)	(3,085)	9,785	3,939	5,846
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	1,514	604	910	1,394	571	823
	$(3,317)	$(1,358)	$(1,959)	$11,270	$4,541	$6,729

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments as well as certain investments included in restricted assets.  The Company’s restricted assets measured at fair value include investments in fixed-maturity securities which serve as collateral for the Company’s self-insurance claims liability, self-insurance reserves and landfill post closure obligations.

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

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.  As of January 31, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at January 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - available for sale securities	$13,990	$—	$—
Commodity derivatives	—	11,155	—
Total	$13,990	$11,155	$—

Liabilities
Interest rate derivatives	$—	$1,469	$—

Total	$—	$1,469	$—

11.                               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company was party to thirty commodity hedge contracts as of January 31, 2009.  These contracts expire between March 2009 and December 2011.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  As of January 31, 2009 the fair value of these hedges was an asset of $11,155, with the net amount (net of taxes of $4,492) recorded as an unrealized gain in accumulated other comprehensive income (loss).  The recent appreciation of these hedges is associated with the significant declines in fiber pricing.  The unrealized gain, which is subject to variability based on future price changes, will be realized in earnings over the remaining life of the hedge agreements.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $105,000.  One agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009.  Two agreements, for a notional amount of $75,000, effectively fix the interest index rate on the entire notional amount at approximately 4.55% from May 6, 2008 through May 6, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of January 31, 2009, the fair value of the Company’s interest rate swaps was an obligation of $1,175, with the net amount (net of taxes of $474) recorded as an unrealized loss in accumulated other comprehensive income (loss).

The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000.  The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.  These agreements are specifically designated to interest payments under the revolving credit facility and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.  As of January 31, 2009, the fair value of these collars was an obligation of $291, with the net amount (net of taxes of $116) recorded as an unrealized loss in accumulated other comprehensive income (loss).

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

The operating results of these operations for the three and nine months ended January 31, 2008 and 2009 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Revenues and loss before income taxes attributable to discontinued operations for the three and nine months ended January 31, 2008 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2009	2008	2009
Revenues	$480	$—	$7,755	$282
Loss before income taxes	$(221)	$—	$(2,230)	$(19)

The Company has recorded contingent liabilities associated with these divestitures amounting to approximately $902 at January 31, 2009.

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

For the periods covered by this report, Company classifies its operations into North Eastern, South Eastern, Central, Western, FCR Recycling and Other.  The Company’s revenues in the North Eastern, South Eastern, Central and Western segments are derived mainly from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  The North Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in Other.

Three Months Ended January 31, 2008

Segment	Outside revenues	Depreciation and amortization	Operating income (loss)	Total assets
North Eastern	$28,327	$5,880	$(182)	$173,970
South Eastern	16,357	2,740	(1,281)	128,603
Central	28,938	4,159	1,703	151,080
Western	25,172	4,018	1,636	178,643
FCR	33,730	1,749	5,999	97,765
Other	8,355	480	(463)	100,080
Total	$140,879	$19,026	$7,412	$830,141

Three Months Ended January 31, 2009

Segment	Outside revenues	Depreciation and amortization	Operating income (loss)	Total assets
North Eastern	$28,178	$5,366	$1,397	$169,780
South Eastern	14,449	2,358	(503)	121,440
Central	26,389	3,732	3,117	159,738
Western	22,517	3,512	677	179,759
FCR	20,868	1,734	(2,155)	113,928
Other	8,750	331	(632)	100,507
Total	$121,151	$17,033	$1,901	$845,152

Nine Months Ended January 31, 2008

Segment	Outside revenues	Depreciation and amortization	Operating income (loss)	Total assets
North Eastern	$89,980	$17,967	$2,118	$173,970
South Eastern	51,332	7,456	(3,399)	128,603
Central	98,686	14,480	12,922	151,080
Western	81,651	12,594	10,076	178,643
FCR	94,472	5,098	15,323	97,765
Other	23,768	1,476	47	100,080
Total	$439,889	$59,071	$37,087	$830,141

Nine Months Ended January 31, 2009

Segment	Outside revenues	Depreciation and amortization	Operating income (loss)	Total assets
North Eastern	$93,656	$18,044	$3,470	$169,780
South Eastern	49,285	8,016	(1,155)	121,440
Central	93,116	12,352	12,741	159,738
Western	82,127	11,517	12,201	179,759
FCR	92,039	4,945	7,666	113,928
Other	26,370	1,134	(1,464)	100,507
Total	$436,593	$56,008	$33,459	$845,152

Subsequent to January 31, 2009, the Company integrated the South Eastern region into the North Eastern region.

Sources of the Company’s total revenue are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Collection	$64,649	$60,700	$202,981	$202,122
Landfill / disposal facilities	23,979	23,186	82,147	83,095
Transfer	5,606	6,269	20,644	24,189
Recycling	46,645	30,996	134,117	127,187
Total revenues	$140,879	$121,151	$439,889	$436,593

14.                               INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $29,571 and $26,391 at April 30, 2008 and January 31, 2009, respectively.

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

In addition, the Company and LP issued a joint and several guarantee of up to $2,000 to support the refinancing of a GreenFiber term loan.  The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan.  As of January 31, 2009, the Company has recorded $75 as the carrying amount of the guarantee.

Summarized financial information for GreenFiber is as follows:

	April 30, 2008	January 31, 2009
Current assets	$23,095	$23,298
Noncurrent assets	69,681	67,219
Current liabilities	16,229	19,129
Noncurrent liabilities	$17,365	$18,607

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Revenue	$44,432	$36,424	$119,926	$102,153
Gross profit	7,531	8,743	19,964	17,817
Net (loss) income	$(618)	$525	$(6,027)	$(3,822)

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations were disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three and nine months ended January 31, 2008 and 2009, the Company recognized income on the transactions in the amount of $96, $0, $1,463 and $114, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.  Minimum amounts owed to the Company under these notes amounted to $2,076 and $1,932 at April 30, 2008 and January 31, 2009, respectively.

16.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior subordinated notes due 2013 are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2008 and January 31, 2009, and the condensed consolidating results of operations for the three and nine months ended January 31, 2008 and 2009 and the condensed consolidating statements of cash flows for the nine months ended January 31, 2008 and 2009 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2009

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$422	$2,186	$374	$—	$2,982
Accounts receivable - trade, net of allowance for doubtful accounts	730	53,861	200	—	54,791
Other current assets	22,146	9,573	721	—	32,440
Total current assets	23,298	65,620	1,295	—	90,213

Property, plant and equipment, net of accumulated depreciation and amortization	2,967	496,908	—	—	499,875
Goodwill	—	181,338	—	—	181,338
Investment in subsidiaries	15,663	—	—	(15,663)	—
Other non-current assets	31,199	32,919	13,987	(4,379)	73,726
	49,829	711,165	13,987	(20,042)	754,939

Intercompany receivable	655,589	(652,193)	(7,775)	4,379	—

	$728,716	$124,592	$7,507	$(15,663)	$845,152

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of financing lease obligations	$—	$1,402	$—	$—	$1,402
Accounts payable	2,209	33,410	247	—	35,866
Accrued payroll and related expenses	368	2,771	—	—	3,139
Accrued interest	11,894	17	—	—	11,911
Accrued closure and post-closure costs, current portion	—	5,817	4	—	5,821
Other current liabilities	9,113	10,322	6,394	—	25,829
Total current liabilities	23,584	53,739	6,645	—	83,968

Long-term debt, less current maturities	565,043	1,138	—	—	566,181
Financing lease obligations, less current maturities	—	12,647	—	—	12,647
Deferred income taxes	2,916	—	—	—	2,916
Other long-term liabilities	2,381	40,340	1,927	—	44,648

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,651,000 shares	247	100	100	(200)	247
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	4,161	(1,839)	214	1,625	4,161
Additional paid-in capital	279,143	46,431	3,988	(50,419)	279,143
Accumulated deficit	(148,769)	(27,964)	(5,367)	33,331	(148,769)
Total stockholders’ equity	134,792	16,728	(1,065)	(15,663)	134,792

	$728,716	$124,592	$7,507	$(15,663)	$845,152

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$140,879	$3,002	$(3,002)	$140,879

Operating expenses:
Cost of operations	1,400	95,886	1,872	(3,002)	96,156
General and administration	48	18,163	74	—	18,285
Depreciation and amortization	398	18,628	—	—	19,026
	1,846	132,677	1,946	(3,002)	133,467
Operating income (loss)	(1,846)	8,202	1,056	—	7,412

Other expense/(income), net:
Interest income	(7,883)	(57)	(165)	7,814	(291)
Interest expense	11,168	7,385	—	(7,814)	10,739
Loss (income) from equity method investments	(627)	308	—	1,226	907
Other income	(7)	(49)	—	—	(56)
Other expense/(income), net	2,651	7,587	(165)	1,226	11,299

(Loss) income from continuing operations before income taxes and discontinued operations	(4,497)	615	1,221	(1,226)	(3,887)
Provision for income taxes	107	—	469	—	576

(Loss) income from continuing operations before discontinued operations	(4,604)	615	752	(1,226)	(4,463)

Discontinued operations:
Loss from discontinued operations, net	—	(141)	—	—	(141)

Net (loss) income applicable to common stockholders	$(4,604)	$474	$752	$(1,226)	$(4,604)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$121,151	$1,694	$(1,694)	$121,151

Operating expenses:
Cost of operations	—	85,352	1,822	(1,694)	85,480
General and administration	(19)	13,858	95	—	13,934
Depreciation and amortization	272	16,761	—	—	17,033
Environmental remediation charge	—	2,823	—	—	2,823
Development project cost	350	(370)	—	—	(20)
	603	118,424	1,917	(1,694)	119,250
Operating income (loss)	(603)	2,727	(223)	—	1,901

Other expense/(income), net:
Interest income	(7,745)	(41)	(130)	7,738	(178)
Interest expense	9,683	7,828	—	(7,738)	9,773
(Income) loss from equity method investments	4,650	(263)	—	(4,650)	(263)
Other income	(206)	(190)	—	—	(396)
Other expense/(income), net	6,382	7,334	(130)	(4,650)	8,936

(Loss) income before income taxes	(6,985)	(4,607)	(93)	4,650	(7,035)
Benefit for income taxes	(3,168)	—	(50)	—	(3,218)

Net (loss) income applicable to common stockholders	$(3,817)	$(4,607)	$(43)	$4,650	$(3,817)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$439,889	$6,406	$(6,406)	$439,889

Operating expenses:
Cost of operations	1,402	287,926	5,758	(6,406)	288,680
General and administration	476	54,423	152	—	55,051
Depreciation and amortization	1,251	57,820	—	—	59,071
	3,129	400,169	5,910	(6,406)	402,802
Operating income (loss)	(3,129)	39,720	496	—	37,087

Other expense/(income), net:
Interest income	(25,103)	(179)	(474)	24,791	(965)
Interest expense	34,825	22,778	—	(24,791)	32,812
(Income) loss from equity method investments	(13,488)	3,013	—	15,020	4,545
Other income	(127)	(2,290)	—	—	(2,417)
Other expense/(income), net	(3,893)	23,322	(474)	15,020	33,975

Income (loss) from continuing operations before income taxes and discontinued operations	764	16,398	970	(15,020)	3,112
Provision for income taxes	796	—	495	—	1,291

Income (loss) from continuing operations before discontinued operations	(32)	16,398	475	(15,020)	1,821

Discontinued operations:
Loss from discontinued operations, net	—	(1,416)	—	—	(1,416)
Loss on disposal of discontinued operations, net	—	(437)	—	—	(437)

Net (loss) income applicable to common stockholders	$(32)	$14,545	$475	$(15,020)	$(32)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$436,593	$5,081	$(5,081)	$436,593

Operating expenses:
Cost of operations	245	293,033	5,453	(5,081)	293,650
General and administration	(152)	50,620	205	—	50,673
Depreciation and amortization	921	55,087	—	—	56,008
Environmental remediation charge	—	2,823	—	—	2,823
Development project cost	350	(370)	—	—	(20)
	1,364	401,193	5,658	(5,081)	403,134
Operating income (loss)	(1,364)	35,400	(577)	—	33,459

Other expense/(income), net:
Interest income	(23,205)	(109)	(293)	23,162	(445)
Interest expense	30,305	23,124	—	(23,162)	30,267
Loss (income) from equity method investments	(10,471)	1,911	—	10,471	1,911
Other income	(248)	(301)	—	—	(549)
Other expense/(income), net	(3,619)	24,625	(293)	10,471	31,184

Income (loss) from continuing operations before income taxes and discontinued operations	2,255	10,775	(284)	(10,471)	2,275
Provision (benefit) for income taxes	1,830	—	(25)	—	1,805

Income (loss) from continuing operations before discontinued operations	425	10,775	(259)	(10,471)	470

Discontinued operations:
Loss from discontinued operations, net	—	(11)	—	—	(11)
Loss on disposal of discontinued operations, net	—	(34)	—	—	(34)

Net income (loss) applicable to common stockholders	$425	$10,730	$(259)	$(10,471)	$425

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(5,673)	$57,929	$(848)	$—	$51,408
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(745)	—	—	(745)
Additions to property, plant and equipment - growth	—	(14,281)	—	—	(14,281)
- maintenance	(884)	(43,950)	—	—	(44,834)
Payments on landfill operating lease contracts	—	(6,735)	—	—	(6,735)
Proceeds from divestitures	—	2,154	—	—	2,154
Investment in unconsolidated entities	(107)	—	—	—	(107)
Other	—	3,450	—	—	3,450
Net Cash Used In by Investing Activities	(991)	(60,107)	—	—	(61,098)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	256,208	4,492	—	—	260,700
Principal payments on long-term debt	(185,701)	(884)	—	—	(186,585)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—	—	—	(75,056)
Other	1,327	—	—	—	1,327
Intercompany borrowings	12,356	(12,801)	445	—	—
Net Cash Provided by (Used in) Financing Activities	9,134	(9,193)	445	—	386
Cash Used in Discontinued Operations	—	(164)	—	—	(164)
Net (decrease) increase in cash and cash equivalents	2,470	(11,535)	(403)	—	(9,468)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366
Cash and cash equivalents, end of period	$503	$1,480	$915	$—	$2,898

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(15,091)	$65,968	$(244)	$—	$50,633
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,196)	—	—	(2,196)
Additions to property, plant and equipment - growth	—	(10,165)	—	—	(10,165)
- maintenance	(1,351)	(38,064)	—	—	(39,415)
Payments on landfill operating lease contracts	—	(4,401)	—	—	(4,401)
Proceeds from divestitures	—	670	—	—	670
Other	(2,396)	931	—	—	(1,465)
Net Cash Used In Investing Activities	(3,747)	(53,225)	—	—	(56,972)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	105,400	—	—	—	105,400
Principal payments on long-term debt	(99,873)	(686)	—	—	(100,559)
Other	1,619	—	—	—	1,619
Intercompany borrowings	10,854	(11,224)	370	—	—
Net Cash Provided by (Used in) Financing Activities	18,000	(11,910)	370	—	6,460
Cash Provided by Discontinued Operations	—	47	—	—	47
Net increase (decrease) in cash and cash equivalents	(838)	880	126	—	168
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814
Cash and cash equivalents, end of period	$422	$2,186	$374	$—	$2,982

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

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), may include statements regarding:

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

There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008, as supplemented by Item 1A below.

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

As of February 27, 2009, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 37 recycling facilities, eight Subtitle D landfills, two landfills permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber and a 16.2% interest in a company that markets an incentive based recycling service.

Operating Results

For the three months ended January 31, 2009, the Company reported revenues of $121.2 million, a decrease of $19.7 million, or 14.0%, from $140.9 million in the quarter ended January 31, 2008.  Solid waste revenues, including the Company’s major accounts program, decreased 6.4%, with lower collection and landfill volumes accounting for 7.8% of the decrease and lower commodity prices and volumes 1.5% of the decline. These decreases were partially offset by the positive effect of price increases of 2.0%, primarily from our collection operations, and 0.9% from the rollover effect of a major accounts tuck-in acquisition. FCR recycling revenues decreased 38.2%, with 30.8% coming from lower commodity prices and 7.4% from lower volumes in the quarter.

The significant decrease in recycling revenues was a result of a sharp decline in commodity prices in the quarter driven by a severe drop in demand for all of the Company’s commodity product line as a result of global economic conditions.  The Company does not expect to see stabilization and growth in commodity prices in many grades until the global economic climate improves.  Prices in the recycling commodity markets began to partially rebound toward the end of January 2009, including fiber (newspapers, cardboard, and mixed papers) and plastic prices.  The decrease in FCR recycling revenues were partially offset by hedge contracts which reduce the impact of pricing fluctuations on a portion of FCR’s fiber volumes and from an increase in tipping fees year over year.

The slowdown in the U.S. economy also had an impact on collection volumes in the quarter, particularly in the Company’s commercial and industrial collection lines.  Landfill construction and demolition volumes as well as volumes into our Worcester facility declined year over year as a result of the continued slowdown in construction activities.  Landfill volumes also decreased year over year as the Colebrook facility ceased operation in the second quarter of the current fiscal year.  Pricing initiatives in the collection operations contributed positively in the quarter, while landfill pricing continues to experience the effect of competitive pressures due to lower volumes.

Operating income for the three months ended January 31, 2009 decreased to $1.9 million from $7.4 million for the quarter ended January 31, 2008, a decrease of 74.3%.  FCR recycling operating income decreased $8.2 million year over year due to lower commodity prices and volumes as well as costs associated with the upgrade of the Philadelphia and Boston materials recycling facilities to Zero-Sort Recycling TM.  Operating income was also negatively impacted by an environmental remediation charge of $2.8 million associated with a consent order issued by the State of New York to undertake certain work at a scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company.  These decreases were partially offset by lower cost of operations, general and administration and depreciation and amortization costs, including a reduction in incentive compensation accruals resulting in a year over year positive impact on operating income in the amount of $4.8 million.

As discussed above, recent economic conditions have had an impact on our financial position and results of operations in the quarter ended January 31, 2009.  The Company has reacted to these conditions by managing various expense categories and capital expenditures.  The continuation of weakness in the economy and lack of liquidity in the credit markets will likely result in continued negative pressure on consumer and business spending, which will result in lower future business volumes and resulting cash flows.  The Company is monitoring the operating performance of its reporting units and other market factors.  The Company will perform its annual goodwill impairment test at the end of its fiscal year or sooner if conditions warrant.  If it is determined that goodwill is impaired the amount of the charge could be significant.  Additionally the impairment charge could lead to a lack of compliance with certain, if not all, of the senior credit facility financial covenants which would require an amendment to the credit facility if it has not otherwise been refinanced by that time.

The Company expects to refinance the senior credit facility in the fourth quarter of fiscal year 2009 or first quarter of fiscal year 2010.  The refinancing will be at terms reflective of the distressed credit markets which will increase the Company’s future debt service costs.  The Company may also seek alternative sources of capital.  The Company cannot be certain that it will be successful in refinancing its debt and it may not have access to the amount of capital it requires, on favorable terms or at all.

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

Revenues and loss before income taxes attributable to these operations for the three and nine months ended January 31, 2008 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2009	2008	2009
Revenues	$480	$—	$7,755	$282
Loss before income taxes	$(221)	$—	$(2,230)	$(19)

The operating results of the above mentioned operations for the three and nine months ended January 31, 2008 and 2009 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and assumptions which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions and circumstances.  The Company’s significant accounting policies are more fully discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

General Revenues

The Company’s revenues in our North Eastern, South Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, waste-to-energy, transfer and recycling services.  The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities.  The majority of the Company’s residential collection services are performed on a subscription basis with individual households.  Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations.  The majority of the Company’s disposal and transfer customers are under one to ten year disposal contracts, with most having clauses for annual cost of living increases.  Recycling revenues, which are included in FCR recycling and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.

The Company’s cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation (“GreenFiber”), and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in our results of operations.  The Company also has a cost method investment in the common stock of RecycleRewards, Inc. (“RecycleRewards”); a company that markets an incentive based recycling service.  In April 2008, the Company’s voting interest was reduced to 16.2%.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  Additionally, in the “Other” segment, we have ancillary revenues including major customer accounts.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars of revenue attributable to services provided (dollars in millions).

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008		2009		2008		2009
Collection	$64.7	45.9%	$60.7	50.1%	$203.0	46.2%	$202.1	46.3%
Landfill / disposal facilities	24.0	17.0%	23.2	19.1%	82.2	18.7%	83.1	19.0%
Transfer	5.6	4.0%	6.3	5.2%	20.6	4.7%	24.2	5.6%
Recycling	46.6	33.1%	31.0	25.6%	134.1	30.4%	127.2	29.1%
Total revenues	$140.9	100.0%	$121.2	100.0%	$439.9	100.0%	$436.6	100.0%

Collection, landfill/disposal facilities and transfer revenues each increased as a percentage of total revenues in the three months ended January 31, 2009 compared to the prior year, mainly because of the decrease in recycling revenues.  The dollar decrease in collection revenues in the three months ended January 31, 2009 compared to the prior year is primarily due to lower volumes, partially offset by price increases and the effect of a major accounts tuck-in acquisition.  The dollar increase in transfer revenue in the three and nine months ended January 31, 2009 is primarily due to volume growth.  Recycling revenues are primarily from recycling facilities in the FCR recycling region.  As noted above, FCR recycling revenues were negatively impacted as a result of a sharp decline in commodity prices in the quarter ended January 31, 2009.

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

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales and community relations efforts.

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and the amortization of intangible assets (other than goodwill) using the straight-line method.  In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, except for accretion expense, the Company amortizes landfill retirement assets through a charge to cost of operations on a rate per ton basis as landfill airspace is utilized.  The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs.  The Company depreciates all fixed and intangible assets, other than goodwill, to a zero net book value, and does not apply a salvage value to any fixed assets.

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

The Company has and will have material financial obligations relating to capping, closure and post-closure costs of its existing landfills and any disposal facilities which it may own or operate in the future.  The Company has provided, and will in the future provide, accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.  There can be no assurance that the Company’s financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from the Company’s consolidated financial statements bear to revenues.

	Three Months Ended		Nine Months Ended
	2008	2009	2008	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	68.3%	70.6%	65.6%	67.3%
General and administration	13.0%	11.5%	12.5%	11.6%
Depreciation and amortization	13.5%	14.1%	13.4%	12.8%
Environmental remediation charge	0.0%	2.3%	0.0%	0.7%
Deferred costs	0.0%	0.0%	0.0%	0.0%
Operating income	5.2%	1.5%	8.5%	7.6%
Interest expense, net	7.4%	7.9%	7.3%	6.8%
Loss (income) from equity method investments	0.6%	-0.2%	1.0%	0.4%
Other income, net	0.0%	-0.3%	-0.5%	-0.1%
Provision (benefit) for income taxes	0.4%	-2.7%	0.3%	0.4%
Income (loss) before discontinued operations	-3.2%	-3.2%	0.4%	0.1%

Three months ended January 31, 2009 versus January 31, 2008

Revenues - Revenues decreased $19.7 million, or 14.0%, to $121.2 million in the quarter ended January 31, 2009 from $140.9 million in the quarter ended January 31, 2008.  Solid waste revenues, including the Company’s major accounts program, decreased $6.9 million, with $8.4 million coming from volume decreases in our collection and landfill operations and $1.6 million from lower commodity prices and volumes within the solid waste group.  These decreases were partially offset by price increases in our collection operations of $2.2 million and the rollover effect of acquisitions of $1.0 million.  FCR recycling revenues decreased $12.9 million mainly due to sharp declines in commodity prices and to a lesser extent, lower volumes.

Cost of operations - Cost of operations decreased $10.7 million, or 11.1%, to $85.5 million in the quarter ended January 31, 2009 from $96.2 million in the quarter ended January 31, 2008.  Primarily as a result of lower revenue levels, cost of operations increased to 70.6% in the quarter ended January 31, 2009 compared to 68.3% in the quarter ended January 31, 2008.  The dollar decrease in cost of operations is attributable to a decrease in the cost of purchased materials associated with lower recycling revenues as well as lower fuel costs and direct labor, partially offset by a write-down of FCR on-hand inventory to reflect lower commodity prices.

General and administration - General and administration expenses decreased $4.4 million, or 24.0%, to $13.9 million in the quarter ended January 31, 2009 from $18.3 million in the quarter ended January 31, 2008.  General and administration expenses as a percentage of revenues decreased to 11.5% in the quarter ended January 31, 2009 from 13.0% in the quarter ended January 31, 2008.  The dollar decrease in general and administration expenses in the quarter is primarily from lower expense associated with reduced incentive compensation accruals, partially offset by higher bad debt expense.  General and administrative expenses included a $1.2 million charge in the quarter ended January 31, 2008 for recruiting, equity compensation and termination costs associated with the Company’s reorganization.

Depreciation and amortization - Depreciation and amortization expense decreased $2.0 million, or 10.5%, to $17.0 million in the quarter ended January 31, 2009 from $19.0 million in the quarter ended January 31, 2008.  Landfill amortization expense decreased by $2.1 million primarily due to lower overall volumes along with lower amortization volumes and rates at our Colebrook facility, which closed in the quarter ended October 31, 2008.  Depreciation expense increased between periods by $0.1 million.  Depreciation and amortization expense as a percentage of revenue increased to 14.1% for the quarter ended January 31, 2009 from 13.5% for the quarter ended January 31, 2008.

Environmental remediation charge – During the quarter ended January 31, 2009, the Company recorded an environmental remediation charge of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company.  The consent order named other parties responsible in addition to the Company.  The Company is jointly and severally liable for the total cost to remediate but expects to be responsible for approximately 30% upon implementation of a cost-sharing agreement.  Such amounts could be higher if costs exceed estimates or the other responsible parties are not able to meet their obligation.

Operating income - Operating income for the quarter ended January 31, 2009 decreased to $1.9 million, or 74.3%, from $7.4 million for the quarter ended January 31, 2008.  FCR recycling operating income decreased $8.2 million year over year due to lower commodity prices and volumes as well as costs associated with the upgrade of the Philadelphia and Boston materials recycling facilities to Zero-Sort Recycling TM.  The Company’s operating income was also negatively impacted by an environmental remediation charge of $2.8 million discussed above. These decreases were partially offset by lower cost of operations, general and administration and depreciation and amortization costs as discussed above. Western region operating income was negatively impacted by the environmental remediation charge discussed above.  Excluding this charge, Western region operating income increased year over year as lower operating costs and landfill amortization more than offset revenue declines.  The Central, Northeast and Southeast regions all reflected operating income increases year over year as lower operating costs and landfill amortization more than offset the revenue declines from lower collection and landfill volumes.

Interest expense, net - Net interest expense decreased $0.8 million, or 7.7%, to $9.6 million in the quarter ended January 31, 2009 from $10.4 million in the quarter ended January 31, 2008.  This decrease is attributable to lower interest rates on the Company’s senior credit facility partially offset by higher net debt levels.  Net interest expense, as a percentage of revenues, increased to 7.9% in the quarter ended January 31, 2009 from 7.4% in the quarter ended January 31, 2008.

Loss (income) from equity method investments - The income from equity method investments in the quarter ended January 31, 2009 relates to the Company’s 50% joint venture interest in GreenFiber, and the loss for the quarter ended January 31, 2008 also included losses from the Company’s interest in RecycleRewards.  GreenFiber reported income for the quarter ended January 31, 2009 of which the Company’s share was $0.3 million, compared to a loss in the quarter ended January 31, 2008 of which the Company’s share was $0.3 million.  Although GreenFiber continues to be negatively impacted by the overall slowdown in the housing market, results for the quarter ended January 31, 2009 improved due to lower costs of goods sold associated with declining fiber prices.  The Company also has an investment in the common stock of RecycleRewards; a company that markets an incentive based recycling service.  In April 2008, the Company’s voting interest was reduced to 16.2% from 20.5%.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting.  Prior to April 2008 the Company accounted for this investment under the equity method of accounting.  RecycleRewards reported a loss for the quarter ended January 31, 2008, of which the Company’s share was $0.6 million.

Other income - Other income for the three months ended January 31, 2009 amounted to $0.4 million compared to $0.1 million in the three months ended January 31, 2008.  Other income in the three months ended January 31, 2009 includes a dividend of $0.2 million from our minority investment in Evergreen National Indemnity Company (“Evergreen”) and the balance from a gain on the sale of an asset.

Provision (benefit) for income taxes – Provision (benefit) for income taxes decreased $3.8 million to ($3.2) million for the quarter ended January 31, 2009 from $0.6 million for the quarter ended January 31, 2008.  The effective tax rate increased to 45.7% in the quarter ended January 31, 2009 from (14.8)% in the quarter ended January 31, 2008.  The rate variance between the periods is due mainly to the book loss projected for the prior year and the add back of non-deductible items.  The tax rate for the remainder of the year is likely to be volatile since it is sensitive to changes in book income.

Nine Months Ended January 31, 2009 versus January 31, 2008

Revenues - Revenues decreased $3.3 million, or 0.8% to $436.6 million in the nine months ended January 31, 2009 from $439.9 million in the nine months ended January 31, 2008.  Solid waste revenues, including the Company’s major accounts program, decreased $0.9 million. Price increases in our collections operations were $9.1 million and revenues from the rollover effect of acquisitions, primarily from a major accounts tuck-in acquisition, accounted for $3.0 million of the increase.  These increases were mostly offset by a decrease in volumes, primarily from collection operations, which negatively impacted revenue growth by $13.0 million.  FCR recycling revenues decreased $2.4 million mainly due to lower commodity prices.

Cost of operations - Cost of operations increased $5.0 million, or 1.7% to $293.7 million in the nine months ended January 31, 2009 from $288.7 million in the nine months ended January 31, 2008.  Cost of operations as a percentage of revenues increased to 67.3% in the nine months ended January 31, 2009 from 65.6% in the prior year.  The dollar increase is due primarily to higher fuel, hauling, maintenance costs and property tax expense, due to a property tax refund recognized in the prior year period.  These increases were partially offset by lower direct labor costs, disposal costs and the cost of purchased materials associated with lower FCR recycling revenues.  Also, included in the prior year was a reduction in the amount of $1.4 million from transactions involving the domestic brokerage and Canadian recycling operations as payments received on the notes receivable in the nine months ended January 31, 2008 exceeded the balance of the net assets under contractual obligation.

General and administration - General and administration expenses were $50.7 million in the nine months ended January 31, 2009 compared to $55.1 million in the nine months ended January 31, 2008, and decreased as a percentage of revenues to 11.6% in the nine months ended January 31, 2009 from 12.5% in the nine months ended January 31, 2008.  Lower costs associated with reduced incentive compensation accruals in the nine months ended January 31, 2009 were partially offset by higher bad debt expenses.  General and administrative expenses included a $1.2 million charge in the nine months ended January 31, 2008 for recruiting, equity compensation and termination costs associated with the Company’s reorganization.

Depreciation and amortization - Depreciation and amortization expense decreased $3.1 million, or 5.2%, to $56.0 million in the nine months ended January 31, 2009 from $59.1 million in the nine months ended January 31, 2008.  Landfill amortization expense decreased by $3.1 million primarily due to lower overall volumes along with lower amortization volumes and rates at our Colebrook facility, which closed in the quarter ended October 31, 2008, partially offset by an increase in amortization at our Worcester facility due to increased volumes.  Depreciation expense was relatively consistent between periods.  Depreciation and amortization expense as a percentage of revenue decreased to 12.8% for the nine months ended January 31, 2009 from 13.4% for the nine months ended January 31, 2008.

Environmental remediation charge – In the nine months ended January 31, 2009, the Company recorded an environmental remediation charge of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company.  The consent order named other parties responsible in addition to the Company.  The Company is jointly and severally liable for the total cost to remediate but expects to be responsible for approximately 30% upon implementation of a cost-sharing agreement.  Such amounts could be higher if costs exceed estimates or the other responsible parties are not able to meet their obligation.

Operating income - Operating income decreased $3.6 million, or 9.8%, to $33.5 million in the nine months ended January 31, 2009 from $37.1 million in the nine months ended January 31, 2008 and decreased as a percentage of revenues to 7.7% in the nine months ended January 31, 2009 from 8.4% in the nine months ended January 31, 2008.  FCR recycling operating income decreased $7.7 million year over year due to the impact in the third quarter of lower commodity prices as well as costs associated with the upgrade of the Philadelphia and Boston materials recycling facilities to Zero-Sort Recycling TM.  Also, included in FCR’s prior year operating income was $1.4 million of income from transactions involving the domestic brokerage and Canadian recycling operations as discussed above. The Company’s operating income was also negatively impacted by the environmental remediation charge of $2.8 million discussed above.  These decreases were partially offset by lower cost of operations, general administration and depreciation and amortization costs as discussed above.  Operating income for the South Eastern region was favorably impacted by $0.8 million from the benefit of a reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site.  Despite the environment charge discussed above, Western region operating income increased year over year primarily due to lower operating costs and landfill amortization.  Northeast region operating income increased year over year as a result of higher revenues, primarily from price and volume increases in the collection operations, as well as lower operating and landfill amortization costs.

Interest expense, net - Net interest expense decreased $2.0 million, or 6.4% to $29.8 million in the nine months ended January 31, 2009 from $31.8 million in the nine months ended January 31, 2008.  This decrease is attributable to lower interest rates on the Company’s senior credit facility partially offset by higher net debt levels.  Net interest expense, as a percentage of revenues, decreased to 6.8% in the nine months ended January 31, 2009 from 7.2% in the nine months ended January 31, 2008.

Loss (income) from equity method investments - The loss from equity method investments in the nine months ended January 31, 2009 relates to the Company’s 50% joint venture interest in GreenFiber and for the nine months ended January 31, 2008 also included losses from Company’s interest in RecycleRewards.  GreenFiber reported a loss for the nine months ended January 31, 2009 of which the Company’s share was $1.9 million compared to a loss in the nine months ended January 31, 2008, of which the Company’s share was $3.0 million.  GreenFiber continues to be negatively impacted by the overall slowdown in the housing market, offset by a reduction in the cost of fiber, its primary cost of goods sold.  As discussed above, effective April 2008, the Company had a voting interest of 16.2% from its common stock investment in RecycleRewards and accordingly accounts for this investment under the cost method of accounting.  Prior to April 2008 the Company had a voting interest of 20.5 % and accounted for this investment under the equity method of accounting.  RecycleRewards reported a loss for the nine months ended January 31, 2008, of which the Company’s share was $1.5 million.

Other income - Other income for the nine months ended January 31, 2009 amounted to $0.5 million compared to $2.4 million in the nine months ended January 31, 2008.  Other income in the nine months ended January 31, 2009 includes a dividend of $0.2 million from our investment in Evergreen and the balance represents a gain on the sale of an asset.  Other income in the nine months ended January 31, 2008 included $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company’s Maine Energy subsidiary and fifteen municipalities which were party to the agreements.  On June 18, 2008, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligation.

Provision (benefit) for income taxes – Provision (benefit) for income taxes increased $0.5 million in the nine months ended January 31, 2009 to $1.8 million from $1.3 million in the nine months ended January 31, 2008.  The effective tax rate increased to 79.3% in the nine months ended January 31, 2009 from 41.5% in the nine months ended January 31, 2008.  The high rate for the nine months ended January 31, 2009 and the rate variance between the periods are due mainly to the lower pre-tax income projected for the current year after the add back of non-deductible items.  The tax rate for the remainder of the year is likely to be volatile since it is sensitive to changes in book income.

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

The Company had net working capital of $3.3 million at January 31, 2009 compared to a deficit of $20.2 million at April 30, 2008.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at January 31, 2009 was primarily due to higher other current assets associated with commodity hedge contract valuations along with lower trade payables, and lower payroll accruals.  This was offset by lower trade receivables associated with lower revenues and higher accrued interest.

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

The credit facility matures on April 28, 2010. There are required annual principal payments on the term B loan of $0.9 million for three years, which began July 25, 2007, with the remaining principal due at maturity.  The credit facility agreement contains negative covenants that may limit the Company’s activities, including covenants that restrict the payment of dividends on common stock.  The credit facility agreement also contains certain financial covenants as detailed below.  The Company is monitoring the operating performance of its reporting units and other market factors.  The Company will perform its annual goodwill impairment test at the end of its fiscal year or sooner if conditions warrant.  If it is determined that goodwill is impaired the amount of the charge could be significant.  Additionally the impairment charge could lead to a lack of compliance with certain, if not all, of the senior credit facility financial covenants which would require an amendment to or waiver under the credit facility if it has not otherwise been refinanced by that time.

As of January 31, 2009, the Company was in compliance with all covenants as follows:

Credit Facility Covenant	Twelve months ended January 31, 2009	Covenant Requirements - January 31, 2009

Total Funded Debt / Bank - defined cash flow metric (1)	4.76	5.25 Max.

Senior Funded Debt / Bank - defined cash flow metric	3.16	3.35 Max.

Interest Coverage	3.13	2.25 Min.

Consolidated Net Worth	$122,993	$87,925 Min.

(1) Bank - defined cash flow metric is based on operating results for the twelve months preceding the measurement date, January 31, 2009.  A reconciliation of net cash provided by operating activities to bank - defined cash flow metric is as follows (dollars in thousands):

Twelve Months Ended January 31, 2009
Net cash provided by operating activities	$70,415

Changes in assets and liabilities, net of effects of acquisitions and divestitures	13,831
Gain on sale of equipment	607
Stock based compensation, net of excess tax benefit on exercise of options	(1,588)
Income from assets under contractual obligation	256
Environmental remediation, hardwick impairment and development project charges	(4,757)
Interest expense plus amortization of premium on senior notes	40,975
Provision for income taxes, net of deferred taxes	1,829
Losses from discontinued operations and on disposal of discontinued operations, net of income taxes	(2,009)
Adjustments to income as allowed by senior credit facility agreement	2,192

Bank - defined cash flow metric	$121,751

Further advances were available under the revolver in the amount of $142.3 million and $156.0 million as of January 31, 2009 and April 30, 2008, respectively.  These available amounts are net of outstanding irrevocable letters of credit totaling $38.6 million and $40.4 million as of January 31, 2009 and April 30, 2008, respectively, at which dates no amounts had been drawn.

The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $105.0 million.  One agreement for a notional amount of $30.0 million effectively fixes the interest rate index at 4.74% from November 4, 2007 through May 7, 2009.  Two agreements, for a notional amount of $75.0 million, effectively fix the interest index rate on the entire notional amount at approximately 4.55% from May 6, 2008 through May 6, 2009.  These agreements are specifically designated to interest payments under the Company’s term B loan and are accounted for as effective cash flow hedges pursuant to SFAS No. 133.

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

As of January 31, 2009, the Company had outstanding $195.0 million of Senior Subordinated Notes which mature in January 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.  The Senior Subordinated Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of January 31, 2009, the Company was in compliance with all covenants under the Senior Subordinated Notes.  As discussed below, refinance activities expected in the fourth quarter of fiscal year 2009 or first quarter of fiscal year 2010 may increase debt service costs which will have the effect of lowering the consolidated fixed charge coverage ratio.  The Company does not expect to be restricted by this covenant requirement, including in its efforts to refinance the senior credit facility.

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

On July 31, 2008, the Company completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at January 31, 2009 was $14.0 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $50.6 million for the nine months ended January 31, 2009 compared to $51.4 million for the same period of the prior fiscal year.  Net income increased $0.5 million in the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008.  Losses associated with discontinued operations decreased by $1.8 million during the same period.  Depreciation and amortization expense decreased by $3.1 million primarily due to lower overall volumes along lower amortization volumes and rates at our Colebrook facility, which closed in the quarter ended October 31, 2008, partially offset by an increase in landfill amortization at our Worcester facility due to increased volumes.  Depreciation expense was relatively consistent between periods.  Also contributing to a slight decrease is the accrual of the Series A Preferred dividend for $1.0 million which was included in interest expense for the nine months ended January 31, 2008 as well as a loss from equity method investments amounting to a $2.6 decrease in the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008.  These amounts were offset by income from assets under contractual obligations which decreased $1.3 million in the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, other income of $2.1 million associated with the favorable settlement at Maine Energy resulting in the reversal of residual accruals in the nine months ended January 31, 2008 as well as the environmental remediation charge of $2.8 million associated with the Waste Stream site.  Deferred taxes also contributed to an increase of $2.8 million in the same period due to projected utilization of net operating losses.

Changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $2.1 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008.  Changes in accounts receivable amounted to an $8.2 million increase for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 primarily due to lower revenues.  Changes in accounts payable during the nine months ended January 31, 2009 amounted to $15.9 million of cash used compared with $8.6 million used in the prior year comparable period due to lower operating costs and lower capital expenditures in the period.

Changes in prepaid expenses, inventories and other assets amounted to cash provided of $2.7 million in the nine months ended January 31, 2009 compared to cash used of $1.5 million in the nine months ended January 31, 2008.  The increase in cash provided of $4.2 million from the prior year is due primarily to the following: (1) changes in prepaid expenses associated with the timing of insurance payments, prepaid consulting and payroll fundings amounting to a $2.4 million increase and (2) higher net refundable income taxes at January 31, 2008, amounting to a $2.0 million increase.  Changes in accrued expenses and other liabilities amounted to cash used of $11.8 million in the nine months ended January 31, 2009 compared to cash used of $4.6 million in the nine months ended January 31, 2008.  The increase in cash used of $7.2 million is due primarily to the following (1) reductions associated with higher payroll accruals at April 30, 2008 amounting to $8.9 million, (2) higher payments for landfill capping, closure and post-closure in the nine months ended January 31, 2009 versus the prior period amounting to $2.9 million, (3) lower accrued interest at January 31, 2009 associated with lower interest rates partially offset by higher debt levels amounting to a $0.4 million decrease, offset by (4) higher other long-term liabilities at April 30, 2007 associated with the Maine Energy settlement which took place in the nine months ended January 31, 2008 resulting in a $3.1 million increase and (5) an increase of $3.5 million associated with other accrued expenses due to higher accruals at April 30, 2007.

Net cash used in investing activities was $57.0 million for the nine months ended January 31, 2009 compared to $61.1 million used in investing activities in the same period of the prior fiscal year.  The reduction is due primarily to lower capital expenditures in the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008.

Net cash provided by financing activities was $6.5 million for the nine months ended January 31, 2009 compared to cash provided of $0.4 million in the same period of the prior fiscal year.  The increase in cash provided by financing activities is primarily due to lower net borrowings.

The Company generally meets liquidity needs from operating cash flow and its senior credit facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.  Recent economic conditions have had an impact on our financial position and results of operations in the quarter ended January 31, 2009.  The Company has reacted to these conditions by managing various expense categories and capital expenditures.  Continuation of the weakness in the economy and lack of liquidity in the credit markets will likely result in continued negative pressure on consumer and business spending, which will result in lower future business volumes and resulting cash flows.

The Company expects to refinance the senior credit facility in the fourth quarter of fiscal year 2009 or first quarter of fiscal year 2010.  The refinancing will be at terms reflective of the distressed credit markets which will increase the Company’s debt service costs.  The Company may also seek alternative sources of capital.  The Company can’t be certain that it will be successful in refinancing its debt and it may not have access to the amount of capital that it requires, on favorable terms or at all.

The Company uses a variety of strategies to mitigate the impact of fluctuations in the commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of January 31, 2009, to minimize the Company’s commodity exposure, the Company was party to thirty commodity hedging agreements.  In November 2008, commodity prices declined sharply driven by a severe drop in demand as a result of global economic conditions which has impacted FCR recycling operating income.  For further discussion on commodity price volatility, see

“Item 3 – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

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

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on the Company’s operations. Consistent with industry practice, most of the Company’s contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.  Increases in fuel costs have been passed on through a fuel recovery program. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors and economic conditions may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation.

The Company’s business is located mainly in the eastern United States.  Therefore, the Company’s business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $202.3 million of long-term debt at January 31, 2009.  The interest rate on the variable rate portion of long-term debt was approximately 2.32% at January 31, 2009.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.  This includes $165.0 million of long term debt at fixed rates through interest rate swaps and collars.

Commodity price volatility

Through its FCR recycling operation, the Company markets a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  The Company uses a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of January 31, 2009 the Company is party to thirty commodity hedge contracts that manage pricing fluctuations on a portion of its OCC and ONP volumes.  These contracts expire between March 2009 and December 2011.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  The Company expects to be able to replace its expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended January 31, 2009, the impact on the Company’s operating income is estimated at between $0.4 million and $0.9 million based on the observed impact of commodity price changes on operating income margin during the quarter ended January 31, 2009 and January 31, 2008.  The Company’s sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2009, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 12, 2001, the Company’s subsidiary, North Country Environmental Services, Inc. (“NCES”), petitioned the New Hampshire Superior Court (“Superior Court”) for a declaratory judgment concerning the extent to which the Town of Bethlehem, New Hampshire (“Town”) could lawfully prohibit NCES’s expansion of its landfill in Bethlehem.  The Town filed counterclaims seeking contrary declarations and other relief.  The parties appealed the Superior Court’s decision to the New Hampshire Supreme Court (“Supreme Court”).  On March 1, 2004, the Supreme Court ruled that NCES had all necessary local approvals to landfill within a 51-acre portion of its 105-acre parcel and the Town could not prevent expansion in that area.  A significant portion of NCES’s Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services (“NHDES”), however, was to lie to the north of the 51 acres.  With respect to expansion to the north of the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings.  On April 25, 2005, the Superior Court rendered summary judgment in NCES’s favor on two of the four issues, leaving the other two issues for trial.  The two issues that were decided on summary judgment remain subject to appeal by the Town.  In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new zoning district which corresponded to the 51 acres.  The Town then amended its pleadings to seek a declaration that the new ordinance was valid.  The parties each filed motions for partial summary judgment.  Following the court’s decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.  On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated “Stage IV, Phase II”) would be relocated within the 51 acres.  That application was superseded by a new application, filed on November 30, 2007, that would bring all proposed berms along the perimeter of the landfill’s footprint within the 51 acres as well.  NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe.  The Superior Court granted the stay pending a decision by NHDES.  NHDES denied the application on December 12, 2008.  NCES has filed an administrative appeal of this decision as well as a declaratory relief action challenging the legal grounds upon which NHDES relied in the decision.  NCES also filed a revised application with NHDES on February 12, 2009 addressing the issues NHDES identified as the bases for denying the November 30, 2007 application.  NCES sought a renewal of the stay of the litigation on the same grounds upon which it sought and obtained a stay previously, and the Superior Court granted this motion on February 13, 2009.   The Town has threatened to file an enforcement action against NCES seeking the removal of certain ancillary landfill structures to the north of the 51 acres.

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007, to resolve issues raised by GRT as the minority shareholder of GMG.  The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes.  The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of bases including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters.  Management intends to vigorously contest those allegations, and it believes that the claims have no merit substantively or as a matter of law.  Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary FCR, LLC, making similar allegations.  On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken.  The Rutland Superior Court issued a decision on

February 10, 2009 ordering the case to be heard in Delaware Chancery Court as opposed to Rutland Superior Court, and the Company will arrange for the Delaware hearing to be held expeditiously.  All litigation is in discovery stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to SRD’s existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to several conditions, to reallocate tonnage capacity accepted at a Construction and Demolition Processing Facility located at the Landfill to solid waste to be accepted at the Landfill up to a maximum of 405,600 tons per year, including the right to import municipal solid waste to the Landfill without regard for geographic origin. On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with 10-citizens groups, filed a complaint in Worcester Superior Court contesting the 2008 Site Assignment (the “Appeal”).  The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD.  On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $.05 million.  The escrow account will serve as a source for funds to cover the costs of SRD installing a “sentinel” downgradient well to the Landfill for tests to be conducted by and results provided to the Sturbridge BOH pursuant to an environmental plan that is a condition of the 2008 Site Assignment, and for related monitoring costs to be incurred by the Sturbridge BOH in connection therewith.  The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10-citizens groups remain as participants in the Appeal.  A Motion to Dismiss filed by SRD and the Board of Health in August 2008 was denied on February 4, 2009.  While it is too early to assess the outcome of the Appeal, SRD will continue to aggressively defend the Appeal.

In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC (“BMR”) and the Company, alleging discriminatory hiring practices at BMR’s facility in Philadelphia.  A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission.  BMR and the Company deny all allegations, and while it is too early to assess the outcome of these actions, BMR and the Company will continue to aggressively defend this matter.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are disclosed in its Form 10-K for the year ended April 30, 2008 in response to Item 1A to Part 1 of Form 10-K and are incorporated herein.  These risk factors have been supplemented by certain risk factors described below.

Current economic conditions have adversely affected our revenues and our operating margin and will impact our efforts to refinance our senior credit facility.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business and consumer activity generally, and of construction spending in particular, which have significantly impacted the demand for our collection and landfill services, and declines in commodity prices, which have materially reduced our recycling revenues.   As a result of the current economic environment we may also be adversely impacted by customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies. The availability of credit since the second half of calendar year 2008 has been severely limited, which negatively affected business and consumer spending generally. If our customers do not have access to capital, we do not expect that our volumes will improve or that we will increase new business.

In addition, we expect to refinance our senior credit facility in the fourth quarter of fiscal 2009 or the first quarter of fiscal 2010.  The refinancing, to the extent available to us, will be on terms reflective of the distressed capital markets, which will increase our debt service costs.  We may also seek alternative sources of capital, which we believe would also increase our debt service costs.  As a result of the economic environment we may not have access to the amount of capital that we require, on favorable terms or at all.

The impact of the current economic environment on our operating performance and financial position could cause us to be in default of certain negative covenants under our senior credit facility

The senior credit agreement with our lenders contains financial covenants, including those described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.  In connection with the Company’s year-end audit, or earlier if conditions warrant, the Company will perform its annual goodwill impairment test.  In the event that it is determined that goodwill is impaired, the amount of the charge could be significant.  Such a charge could lead to a lack of compliance with certain, if not all, of the Company’s financial covenants under its senior credit facility, which would require an amendment to or waiver under the credit facility if it has not been refinanced by that time.  There is no assurance that the senior lenders would approve an amendment or waiver, in which case the Company would be in default under its senior credit facility.

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

Casella Waste Systems, Inc.

Date: March 6, 2009	By: /s/ John S. Quinn
Senior Vice President and Chief Financial
Officer (Principal Financial Officer and Duly
Authorized Officer)

Exhibit Index

10.1 * + †	Employment Agreement by and between Casella Waste Systems, Inc. and John S. Quinn dated December 18, 2008.
10.2 * +	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and James W. Bohlig dated December 30, 2008.
10.3 * +	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and John W. Casella dated December 30, 2008.
10.4 * +	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated December 29, 2008.
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2 +	Certification of John S. Quinn, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of John S. Quinn, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* - This is a management contract or compensatory plan or arrangement

+ - Filed herewith

++ - Furnished herewith

† – Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.