Form 10-K
period 2009-04-30
CASELLA WASTE SYSTEMS INC
filed 2009-06-16
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant's Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2008 was $123,991,116. The Company does not have any non-voting common stock outstanding.

        There were 24,678,700 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of May 29, 2009. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of May 29, 2009.

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

CASELLA WASTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

        This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding:

  •
  expected liquidity, financing plans or planned SEC filings or audit outcomes;

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

  •
  the Company's ability to use its net operating losses and tax positions;

  •
  the projected development of additional disposal capacity or expectations regarding permits of existing capacity;

  •
  the recoverability or impairment of any of the Company's assets or goodwill;

  •
  estimates of the potential markets for the Company's products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans or price and volume assumptions;

  •
  the outcome of any legal or permitting matter;

  •
  potential business combinations or divestitures; and

  •
  projected improvements to the Company's infrastructure and impact of such improvements on the Company's business and operations.

        In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words "believes", "expects", "anticipates", "plans", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management's beliefs and assumptions, and should be read in conjunction with the Company's consolidated financial statements and notes to consolidated financial statements included in this report. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company's control. Actual results may differ materially from those set forth in forward-looking statements.

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

ITEM 1.    BUSINESS

Overview

        Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated company. The Company provides resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. The Company now operates in 14 states—the Company operates vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

        As of May 31, 2009, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 37 recycling facilities, nine Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. The Company also has a 19.9% interest in a surety company which provides surety bonds to the Company to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations and a 16.2% interest in a company that markets an incentive based recycling service.

        The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable resources. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value—in the form of energy and raw materials—from resources previously considered an irretrievable waste stream. Since the opening of its first recycling facility in Vermont in 1977, the Company's business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

Strategy

        The Company's long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of commodities after processing costs is typically higher than other disposal options, such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favor this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations, and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

        The Company recognizes that the implementation of this strategy will be dependent upon the broader commodity and disposal pricing markets. In the fourth quarter of calendar 2008 global commodity prices collapsed. As a result of this collapse the Company expects to make limited investments in its long-term strategy until the commodity markets improve.

        The Company's short-term strategy is focused on generating free cash flow to repay debt and improving return on invested capital.

        In fiscal year 2010 the Company's strategy is to drive additional free cash flow by improving profitability and limiting capital spending to only low risk—high return opportunities, while leveraging the existing asset base.

        In order to improve profitability, the Company is carefully reviewing pricing strategies with the aim of improving core pricing in excess of the consumer price index. In addition the Company will be examining cost structure with the goal of reducing cost of operations, including a reduction in general and administrative costs. In order to further improve cash flow, the Company has established a goal to spend approximately $48.0 to $54.0 million in capital expenditures for fiscal year 2010, well below the average annual capital expenditures of $84.7 million over the past five years. The Company believes that with the decreased volumes associated with the current recession, the potential volume losses which will result from any pricing initiatives and the operating asset efficiency initiatives this goal can be achieved with minimal impact to the core business of the Company.

        In conjunction with the strategy of improving cash flows the Company also plans to undertake an examination of assets in each market. The goal of this exercise will be to identify low performing assets and determine if these assets can be improved or if they ought to be sold, closed or simply "run for cash." The Company plans to conduct this review during the first six months of fiscal year 2010. Until the analysis is complete, the Company will not know what, if any, actions will result but it is possible that material losses on divestitures or asset impairments could arise as a result of management decisions after this analysis.

        The Company is focused on four main areas to improve the performance of base operations and increase cash flow generation: (1) pricing initiatives; (2) cost controls and operating efficiencies; (3) landfill development initiatives; and (4) asset management.

  Pricing initiatives

        Over the past two years we have realigned the solid waste sales organization, including the introduction of a number of new sales programs, standardization of the sales process, and center led solid waste pricing. As part of this initiative we created a process to monitor field pricing and identify customers who have not been appropriately priced. We have also increased the pricing logic used in our fee programs and increased fee levels and participation levels. We expect to continue to add to our fee based pricing through additional administrative fees, recycling fees, late charges and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases in excess of CPI.

        By centralizing collection pricing in early fiscal year 2008 and landfill pricing in early fiscal year 2009, the Company has standardized its approach and begun to yield pricing in excess of CPI. In December 2008, Casella increased solid waste pricing by roughly 3.9%, yielding a net annualized benefit of $6.0 million. During fiscal year 2010, the Company plans to further expand successful fee based programs (fuel, oil, and environmental recovery fees) to recover increased costs and margin. In addition, the Company will look to implement other successful pricing tools utilized in the industry, such as container pickup charges and invoicing charges.

        The FCR recycling group derives revenue from a combination of commodity sales and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments, floor prices, forward sales contracts, index purchases, floating customer revenue shares, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows. With the large dislocation in commodity prices in late calendar 2008, the FCR recycling group increased tipping fees by over 64.0% to offset commodity pricing weakness. This tipping fee pricing increase in January 2009 yielded a net annualized benefit of roughly $9.9 million. The group will continue to use tipping fees or other fees to offset any additional weakness in commodity pricing.

  Cost controls and operating efficiencies

        During fiscal year 2009 the Company furthered cost control efforts with the consolidation of several operating units into market areas, the elimination of one regional office, the introduction of select operating efficiency initiatives, and G&A reductions. The Company plans to expand these successful programs into the future to drive additional cost reductions.

        As Casella grew through acquisitions over a 20 year period, separate divisional management teams were maintained for many entities, adding cost and complexity to the business structure. Consolidating these entities into market areas drives value by: eliminating redundant management and overhead costs; improving routing efficiency and asset utilization; and consolidating maintenance and support functions. During fiscal year 2009, the Company furthered its efforts by consolidating 11 operating divisions into five new market areas, permanently eliminating redundant positions and improving operational efficiency. As part of these efforts the Company reduced total workforce by 11.9% since May 2008, resulting in a $11.0 million annualized benefit.

        The Company continues to search for the best practices throughout the entire organization and then implements these solutions through standardized continuous improvement programs. The goals of these programs are to enhance customer service, increase safety for employees, and to reduce operating and administrative costs. The Company has implemented continuous improvement programs in safety, productivity, maintenance, customer service, environmental compliance, and procurement.

        Over the past year, best practices efforts were primarily focused on improving fleet routing and reducing long-haul transportation costs. During the first half of fiscal year 2009, the Company piloted a new fleet routing software program in the largest market area, and yielded meaningful reductions in labor and truck operating hours by more efficiently routing vehicles. With the success in this market, a company-wide roll-out is beginning and is expected to take roughly two years. The program was introduced in an additional five market areas in late fiscal year 2008, is expected to be completed in fiscal year 2010, and is expected to yield $1.2 million of annualized savings for these initial markets. In addition, the Company is expanding efforts to increase customer container sizes, allowing the ability to reduce the frequency of pick-ups and reduce operating costs. Another successful fleet efficiency effort is the multi-year program to convert vehicles from rear-load to front-load. Converting to front-load trucks reduces the time to service a customer and increases truck capacity.

        In late fiscal year 2009 the Company began a review of all long-haul transportation routes, including transportation from transfer stations to landfills and from materials recycling facilities to customer mills. As part of this effort the Company identified opportunities to reduce operating costs by increasing trailer load factors, outsourcing transportation operations, and redeploying fleet to new lanes. As a first step in this initiative, the Company outsourced long-haul transportation from transfer stations to our Waste USA landfill in late fiscal year 2009. Outsourcing these lanes is projected to reduce operating costs by $0.8 million per year through the replacement of walking-floor trailers with an outsourced fleet and tipper trailers that increase waste carrying capacity.

  Landfill Development Initiative

        In 2003, the Company set an ambitious goal to add disposal capacity to the solid waste franchise both to strengthen market position and to create a sustainable long-term foundation for the business.

        From fiscal year 2003 through fiscal year 2008, the Company made strides in executing landfill development growth initiative by adding significant total and annual permitted disposal capacity within its solid waste footprint, primarily through the strategy of entering into operating contracts for publicly-owned landfills. Total and annual disposal capacity additions resulted from: (1) the addition of four landfills (Southbridge landfill in Massachusetts; Ontario County landfill in New York; Juniper Ridge landfill in Maine; and Chemung County landfill in New York); and (2) permit expansions at existing landfills. Since April 30, 2003, the Company has added 68.2 million tons of permitted and permittable total landfill capacity to the solid waste business, bringing the total landfill capacity to 97.9 million tons as of April 30, 2009.

        During this same period, the Company added 1.6 million tons of annual disposal capacity bringing the total to 3.0 million as of April 30, 2009. In fiscal year 2008, the Company successfully expanded the annual permitted capacity at the Hakes and the Ontario County landfills by an aggregate of approximately 450,000 tons per year.

        With the addition of this total disposal capacity, the strategic emphasis shifted to a focus on creating free cash flow and generating an enhanced return on invested capital at the new and existing landfill sites. To increase the return on invested capital, the Company is: seeking to finalize regulatory approval for the Southbridge conversion and expansion; seeking permit modifications to increase annual permitted capacity; and optimizing flows of waste across the northeast to obtain better integration and asset profitability.

  Asset Management

        The Company's deployment of capital has evolved with its business strategy over the past three years from an emphasis on growth investments primarily in long-term landfill capacity to an approach that focuses on free cash flow generation from base operations with limited investments in high return resource transformation solutions.

        From fiscal year 2003 to fiscal year 2007, the Company invested approximately $177.5 million of capital to acquire and develop strategically located landfill capacity. Capital spending was elevated during this period as the Company built-out 25 to 30-year infrastructure and met contractual obligations associated with operating leases at certain of the landfill facilities. The heightened growth capital investment for existing landfill development projects was largely completed by the end of fiscal year 2007 and the focus shifted during fiscal year 2008 to extracting appropriate returns from the invested capital. The landfill capacity added to the business is the foundation of today's integrated solid waste strategy, and these sites will serve as a platform for emerging resource transformation programs into the future.

        During fiscal years 2008 and 2009, the Company's capital strategy was focused in three main areas: (1) improving the mix of base operations through divestitures, exchanges or closures; (2) implementing operating programs that improve capital efficiency and asset utilization; and (3) pursuing select strategic investment opportunities in waste transformation and resource optimization.

        As part of this strategy, the Company divested and closed underperforming and non-strategic operations amounting to $21.6 million of annual revenues in late fiscal year 2007 and fiscal year 2008. This effort was focused on closing or divesting low margin operations that do not fit the long-term strategic plan.

        As described above, operating initiatives such as the fleet routing software program and outsourcing of long-haul transportation are reducing immediate and expected future maintenance capital requirements. The routing initiative has freed up a number of spare collection trucks by more efficiently routing existing fleet to customer stops. These spare trucks will be used to supplement fleet needs for the next several years and will help to reduce the maintenance capital requirements. Outsourcing long-haul transportation from transfer stations to the Waste USA landfill has reduced maintenance capital requirements and freed up assets to be redeployed to other transportation lanes as required.

        Over the past two years the Company has selectively invested growth capital in high-return opportunities that enhance its ability to support emerging customer and market needs in waste transformation and resource optimization. The investment strategy seeks to leverage core competencies in materials processing to create additional value from the waste stream. Investments in Zero-Sort™ Recycling and landfill gas-to-energy facilities position the Company well for the evolution of the industry from waste management to resource management.

        To further improve cash flow generation over the next two years, the Company plans to limit capital spending to necessary maintenance capital expenditures and high-return growth projects that are either in-process or contractually obligated.

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

        Landfills.    The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2007, 2008 and 2009, for landfills we operated during the years then ended:

	April 30, 2007			April 30, 2008			April 30, 2009
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons(1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of year	24,076	62,577	86,653	37,152	56,969	94,121	33,019	59,404	92,423
New expansions pursued(3)	—	10,283	10,283	—	1,693	1,693	—	2,643	2,643
Permits granted(4)	15,467	(15,864)	(397)	—	—	—	5,272	(5,272)	—
Airspace consumed	(2,904)	—	(2,904)	(3,274)	—	(3,274)	(3,006)	—	(3,006)
Changes in engineering estimates(5)	513	(27)	486	(859)	742	(117)	2,959	2,898	5,857

Balance, end of year	37,152	56,969	94,121	33,019	59,404	92,423	38,244	59,673	97,917

(1)
We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons generally by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits may place a daily and/or annual limit on capacity.

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

(3)
The increase in fiscal year 2007 is primarily due to a determination of additional permittable airspace capacity at our Ontario and Clinton County landfills. The increase in fiscal year 2008 is primarily due to a determination of additional permittable airspace capacity at our Hakes construction and demolition landfill. The increase in fiscal year 2009 is due to a determination of additional permittable airspace capacity at our Southbridge and Clinton County landfills.

(4)
The increase in permitted airspace capacity in fiscal 2007 is associated with permits received at our Hyland, Hakes, Pine Tree and Waste USA landfill facilities. The increase in permitted airspace capacity in fiscal 2009 is associated with permits received at our Clinton County landfill facility.

(5)
The increase in airspace capacity in fiscal 2009 is associated with improved airspace utilization and compaction at the Western and Eastern region landfills. Most notably, the Juniper Ridge site in the Eastern region reflected an increase of 4.3 million tons due to depth of waste as well as the positive compaction effect of a change in waste mix inside the three year average from only unprocessed construction and demolition materials to processed construction and demolition materials, residue, soil, ash and sludge.

        NCES.    The North Country Environmental Services ("NCES") landfill located in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and C&D material. Since the purchase of this landfill in 1994, we have experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2005, we received approval for additional permitted capacity within the original 51 acres, which we expect to last into fiscal year 2010. We believe that the site also includes, as permittable airspace, an additional 1.3 million cubic yards within the existing 51 acre footprint. This airspace is subject to the outcome of litigation with, and approvals from, the New Hampshire Department of Environmental Services. Such approvals would extend the site life by approximately eight years to 2018. See Note 13(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

        Waste USA.    The Waste USA landfill is located in Coventry, Vermont and serves the major wastesheds throughout Vermont. The landfill is permitted to accept residential and commercially produced municipal solid waste, including pre-approved sludges, and construction and demolition debris. Since our purchase of this landfill in 1995, we have expanded its capacity which we expect to last through approximately fiscal year 2033. In fiscal year 2005, the annual permit was increased from 240,000 to 370,000 tons.

        Clinton County.    The Clinton County landfill, located in Schuyler Falls, New York and serves the principal wastesheds of Clinton, Essex, Warren, Washington, and Saratoga Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes MSW, C&D debris, and special waste which is approved by regulatory agencies. The facility recently received a permit for a multi-year landfill expansion which will provide considerable additional volume. The Clinton County site commenced operations in fiscal year 2009 of a landfill gas-to-energy facility.

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

        Juniper Ridge.    On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. The site is located on approximately 780 acres with 68 acres currently dedicated for waste disposal. The site has sufficient acreage within the 780 acres to permit the additional airspace required for the term of the 30-year operating and services agreement. The site is currently permitted to take construction and demolition debris, ash from municipal solid waste incinerators and fossil fuel boilers, FEPR and bypass MSW from waste-to-energy facilities, treatment plant sludge and biosolids sandblast grits, oily waste and oil spill debris, and other approved special wastes from within the state of Maine. There are no annual tonnage limitations at Juniper Ridge landfill.

        Southbridge.    On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. ("Southbridge Recycling and Disposal"). Southbridge Recycling and Disposal has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre C&D recycling facility and a 52-acre landfill currently permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. In June 2008 we received approval from the Southbridge, Massachusetts Board of Health to amend the landfill site assignment allowing the site to receive municipal solid waste from communities other than Southbridge, and to expand the annual permit to 405,600 tons per year from 180,960 tons per year. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits, one of which is subject to appeal by citizens groups. See Note 13(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

        Maine Energy Waste-to-Energy Facility.    We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Florida Power and Light, an electric utility, and guarantees 100% of its net electric generating capacity to FPL Energy Power Marketing, Inc. See Note 13(e) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

        Hyland.    The Hyland landfill, located in Angelica, New York, serves certain Western region wastesheds located throughout western New York. The facility is permitted to accept residential, commercial and municipal solid waste, construction & demolition debris and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11 million cubic yards. The landfill is currently permitted to accept approximately 312,000 tons annually. The Hyland site commenced operation in late August 2008 of a landfill gas to energy facility which has the capacity to generate 4.8 mW/hr.

        Ontario.    We have entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County Landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both Eastern and downstate markets. The site consists of approximately 380 total acres with additional potential expansions amounting to an estimated 13.5 million tons. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 612,000 tons to 917,604 tons. The Ontario site also houses a single stream recycling facility, a glass beneficiating plant and a landfill-gas-to energy plant which has the capacity to generate 5.6 mW/hr.

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

        Chemung.    We have entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste including the Chemung County Landfill, which is located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both eastern and downstate markets. The site consists of approximately 38 active acres permitted to accept 120,000 tons of municipal solid waste per year and 12.8 active acres permitted to accept 20,500 tons of construction and demolition material per year. We are pursuing an increase in annual permitted volumes through a minor modification to the existing permit which could expand municipal solid waste volumes by 60,000 tons annually. The landfill has further expansion capabilities of an additional 25 acres and an estimated 5.1 million cubic yards, representing approximately 3.1 million tons.

  Closure Projects

        In April 2005, we started operations at the Worcester, Massachusetts landfill, a closure project with approximately 1.7 million tons of available capacity as of April 30, 2009. In January 2006, we assumed the closure contract for this landfill. In addition, in the second quarter of fiscal year 2009, as part of a planned closure, we ceased operations at the Colebrook facility and began the process of capping and closing the site. The Worcester landfill is not included in the above table of remaining landfill capacity.

        In addition, we own and/or operated six unlined landfills and two lined landfills which are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

        We manage our solid waste operations on a geographic basis through three regions, which we designate as the Eastern, Central and Western regions and which each include a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations (See Note 22 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our four operating segments).

        Within each geographic region, we organize our solid waste services around smaller areas that we refer to as "wastesheds." A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in either landfills or waste-to-energy facilities, some of which may be owned and operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each of these divisions operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.

        Through its 23 material recycling facilities and 1 transfer station, FCR services 22 anchor contracts, which generally have an original term of five to ten years and expire at various times between 2009 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 23 FCR material recycling facilities process recyclables collected from approximately 3.1 million households, representing a population of approximately 11.3 million people.

        The following table provides information about each solid waste region and FCR (as of May 31, 2009 except revenue information, which is for the fiscal year ended April 30, 2009).

	Eastern Region	Central Region	Western Region	FCR Recycling
Revenues (in millions)	$182.8	$116.5	$105.9	$114.3
Solid waste collection operations	12	10	10	—
Transfer stations	6	14	10	1
Recycling facilities	7	5	2	23
Subtitle D landfills	Pine Tree Juniper Ridge Southbridge	NCES Waste USA Clinton County	Hyland Ontario Chemung	—
Other disposal facilities(1)	Maine Energy	—	Hakes	—

(1)
In addition to the disposal facilities shown above we operate the Worcester, Massachusetts landfill, a closure project with approximately 3.1 million tons of available capacity as of April 30, 2009.

Eastern region

        The Eastern region consists of wastesheds located in Maine and, subsequent to the integration of the South Eastern region into the North Eastern region in February 2009, the assets located in eastern Massachusetts. The Maine wastesheds generally have been affected by the regional constraints on disposal capacity imposed by the public policies of New Hampshire, Maine and Massachusetts which have, over the past ten years, either limited new landfill development or precluded development of additional capacity from existing landfills. Consequently, the Eastern region relies more heavily on non-landfill waste-to-energy disposal capacity than other regions. Maine Energy is one of four waste-to-energy facilities in the State of Maine.

        We entered the State of Maine in 1996 with the purchase of the assets comprising New England Waste Services of ME, Inc. in Hampden, Maine, which included the Pine Tree landfill. The acquisition of KTI in 1999 significantly improved disposal capacity in this region as the acquisition included the Maine Energy waste-to-energy facility and provided an alternative internalization option for solid waste assets in eastern Massachusetts. In 2004, the Company obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine.

        We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries (prior to its merger with Republic Services, Inc.) and through the acquisition of smaller independent operators. In this market, the Company relies to a large extent on third party disposal capacity. The Company believes that there is a greater opportunity to increase internalization rates and operating efficiencies in eastern Massachusetts facilities through the operating contract with the Town of Southbridge to operate the Southbridge landfill, which is currently permitted to accept 156,000 tons of construction and demolition material and 24,960 tons of municipal solid waste annually. In June 2008 we received a positive vote from the Southbridge, Massachusetts Board of Health to amend the landfill site assignment allowing the site to receive municipal solid waste from communities other than Southbridge, and to expand the annual permit to 405,600 tons per year from 180,960 tons per year. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits, one of which is subject to appeal by citizens groups.

Central region

        The Central region consists of wastesheds located in Vermont, north and south western New Hampshire and eastern New York. The portion of New York served by the Central region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two operating permitted Subtitle D landfills in Vermont, and our NCES landfill in Bethlehem, New Hampshire is one of only six operating permitted Subtitle D landfills in New Hampshire. In the Central region, there are a total of 13 operating permitted Subtitle D landfills.

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

Western region

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

        While we have achieved strong market positions in this region, we remain focused on increasing our vertical integration through expansion of annual permitted capacity at existing landfills and densification of hauling businesses that can internalize waste to our landfills. In the Western region, where we own the Hyland and Hakes landfills and operate the Ontario and Chemung County landfills, our strategy is to expand annual landfill permits to drive return on invested capital and cash flows. Future opportunities may exist to replicate our strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, and, subject to capital allocation, we expect that we would pursue these opportunities if it enhances our shareholder returns.

FCR Recycling

        Fairfield County Recycling, LLC, or FCR, is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 23 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to it under long-term contracts. Seven of FCR's facilities are leased, nine are owned and seven are operated under contracts. In fiscal year 2009, FCR processed and marketed approximately 1.2 million tons of recyclable materials. FCR's facilities are principally located in key urban markets, consisting of Connecticut, North Carolina, New Jersey, Florida, Tennessee, Georgia, Michigan, New York, Massachusetts, Wisconsin, Maine, and Pennsylvania.

        A significant portion of the material provided to FCR is delivered pursuant to 22 anchor contracts, which are long-term contracts. The anchor contracts generally have an original term of five to ten years and expire at various times between 2009 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage if certain other conditions are not met. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

        FCR derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2009, 53% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2009, we were party to 25 commodity hedge contracts. These contracts expire between June 2009 and December 2011.

GreenFiber Cellulose Insulation Joint Venture

        We are a 50% partner in US GreenFiber LLC ("GreenFiber"), a joint venture with Louisiana-Pacific Corporation. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has 12 manufacturing facilities, located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Albany, New York; Waco, Texas; East St. Louis, Illinois; and Salt Lake City, Utah. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 35% of its raw material costs, and is a major purchaser of FCR Recycling fiber material produced at various facilities. The Company accounts for its investment in GreenFiber under the equity method of accounting.

RecycleRewards

        In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC ("RecycleBank"), a company that markets an incentive based recycling service for total consideration of $3.0 million. During fiscal year 2007, RecycleBank borrowed $2.0 million from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company's investment. Additional investments in

RecycleBank were made during fiscal year 2007 increasing the Company's total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, RecycleBank completed an equity offering to third party investors that reduced the Company's common share interest to 16.2%. As a result of an internal reorganization by RecycleBank, the Company's investment is now held in RecycleRewards, Inc. ("RecycleRewards") the parent entity of RecycleBank. The Company's investment in RecycleRewards amounted to $4.4 million at April 30, 2008 and 2009, respectively. Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008 the Company accounted for this investment under the equity method of accounting.

Evergreen

        In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company ("Evergreen") for total consideration of $5.3 million. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5.3 million. The Company's investment in Evergreen amounted to $10.7 million at April 30, 2008 and 2009. The Company accounts for its investment in Evergreen under the cost method of accounting.

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

        The larger urban markets in which we compete are served by one or more of the large national solid waste companies, including Waste Management, Inc. and Republic Services, Inc., that may be able to achieve greater economies of scale than us. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues and tax-exempt financing.

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

Marketing and Sales

        We have a coordinated marketing and sales strategy, which is formulated at the corporate level and implemented at the divisional level. We seek to differentiate ourselves in the marketplace by offering customers value-added resource management solutions and quality service. Our business strategy for over 30 years has been tied to creating a sustainable resource management model and we continue to emphasize these value-added services today.

        The sales and marketing organization has been realigned during the past three years to incorporate standardized pricing models, provide enhanced sales tools, and to further build Casella brand equity. The realigned sales program integrates: an updated sales incentive program tied to customer profitability, new sales, and account turnover; standardized pricing models for new and existing collection customers with profitability analysis at the account level; a restructured account turnover tracking system; and the introduction of a prospect database management system. The prospect database enables the sales force to identify and sell to new collection customers at a profitable level as well as increasing the density of existing routes. The prospect database is augmented by traditional sales techniques, such as leads developed from new building permits, business licenses and other public records.

        We market our services locally through division managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. Maintenance of a local presence and identity is an important aspect of our marketing plan, and many of our managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on our containers and trucks. We attend and make presentations at municipal and state conferences and advertise in governmental associations' membership publications. Additionally, each division generally advertises in the yellow pages and other local business print media that cover its service area.

Employees

        As of May 31, 2009, we employed approximately 2,393 people, including approximately 465 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,928 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 126 of our employees are covered by collective bargaining agreements. We believe relations with our employees are satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

        We actively maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for environmental law compliance and operating procedures. We also maintain a worker safety program, which focuses on safe practices in the workplace. Operating practices at all of our operations are intended to reduce the possibility of environmental contamination enforcement actions and litigation.

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

        We are self insured for automobile and worker's compensation coverage. Our maximum exposure in fiscal 2009 under the worker's compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan was $0.8 million per individual event, after which reinsurance takes effect.

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

        We hold a 19.9% ownership interest in Evergreen, a surety company which provides surety bonds to us to secure our contractual obligations for certain municipal solid waste collection contracts and landfill closure and post-closure obligations.

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

        Maine Energy is contractually required to sell all of the electricity generated at its facilities to Florida Power and Light, an electric utility, and guarantees 100% of its electricity generating capacity to FPL Energy Power Marketing, Inc., both pursuant to a contract that expires April 30, 2010.

        FCR provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.

        Our cellulose insulation joint venture, GreenFiber, sells to contractors, manufactured home builders and retailers.

Raw Materials

        Maine Energy received approximately 16% of its solid waste in fiscal year 2009 from 17 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

        In fiscal year 2009, FCR received approximately 56% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

        The primary raw material for our insulation joint venture is newspaper. In fiscal year 2009, GreenFiber received approximately 13% of the newspaper used by it from FCR. It purchased the remaining newspaper from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

Seasonality

        Our transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

  •
  the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and

  •
  decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume in the ski industry.

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

Regulation

  Introduction

        We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting us are administered by the United States Environmental Protection Agency ("EPA") and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material environmental costs to bring our operations into compliance, although there can be no assurance in this regard in the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

        In order to transport, process, incinerate, or dispose of solid waste, it is necessary for us to possess and comply with one or more permits from federal, state and/or local agencies. We must renew these permits periodically, and the permits may be modified or revoked by the issuing agency.

        The principal federal, state and local statutes and regulations applicable to our various operations are as follows:

  The Resource Conservation and Recovery Act of 1976, as amended ("RCRA")

        RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two categories, hazardous and non-hazardous. Wastes are generally classified as hazardous if they (1) either (a) are specifically included on a list of hazardous wastes, or (b) exhibit certain characteristics defined as hazardous, and (2) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to more extensive regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

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

        In October 1991, the EPA adopted the Subtitle D regulations under RCRA governing solid waste landfills. The Subtitle D regulations, which generally became effective in October 1993, include siting restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Regulations generally require us to install groundwater monitoring wells at virtually all landfills we operate, to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection systems. The Subtitle D regulations also require facility owners or operators to control emissions of landfill gas (including methane) generated at landfills exceeding certain regulatory thresholds. State landfill regulations must meet these requirements or the EPA will impose such requirements upon landfill owners and operators in that state. Each state also must adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D regulatory criteria. Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D regulations.

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

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA")

        CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for investigation and cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be based on the existence of any of more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, under certain circumstances, or any other responsible party, responsible for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

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

        The EPA is focusing on the emissions of greenhouse gases ("GHG") and their potential role in climate change. EPA recently proposed a mandatory GHG reporting system for certain activities, including landfills, if GHG emissions are above threshold levels. EPA also has proposed a finding relating to GHG emissions that may result in the promulgation of GHG air quality standards and might require us to install systems to control those emissions. The adoption of those and other laws and regulations, which may include the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations relating to GHG that may be more stringent than regulations EPA may promulgate. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

        Congress also is considering various options, including a cap and trade system, which could impose a limit on and establish a pricing mechanism for GHG emission allowances. There also is increasing pressure for the United States to join international efforts to control GHG emissions.

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

        Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular privately-owned facility. However, on April 30, 2007, the U.S. Supreme Court upheld a U.S. District Court ruling that the flow control regulations in Oneida and Herkimer Counties in New York requiring trash haulers to use publicly-owned transfer stations are constitutional, and therefore valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to landfills or transfer stations in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

        There has been an increasing trend at the federal, state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, beverage containers, newspapers, household appliances and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities.

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

Executive Officers and Other Key Employees of the Company

        Our executive officers and other key employees and their respective ages as of May 31, 2009 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	58	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Paul A. Larkin	44	President and Chief Operating Officer
John S. Quinn	50	Senior Vice President, Chief Financial Officer and Treasurer
James W. Bohlig	62	Senior Vice President, Chief Development Officer, President of Renewables Group and Director
Other Key Employees
Timothy A. Cretney	45	Regional Vice President
Christopher M. DesRoches	51	Vice President, Selection and Training
Sean P. Duffy	49	Regional Vice President
Joseph S. Fusco	45	Vice President, Communications
Gerald Gormley	60	Vice President, Human Resources
William Hanley	55	Vice President, Sales and Marketing
Larry Lackey	48	Vice President, Permitting, Compliance and Environmental
Brian G. Oliver	47	Regional Vice President
Eric Reibsane	39	Vice President and Chief Information Officer
Alan N. Sabino	49	Regional Vice President
David L. Schmitt	58	Vice President, General Counsel
Gary R. Simmons	59	Vice President, Fleet Management
Michael J. Viani	54	Vice President, Business Development

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

        John S. Quinn has served as our Senior Vice President, Chief Financial Officer and Treasurer since January 2009. From 2001 until he joined us, Mr. Quinn spent eight years in a number of finance capacities for Allied Waste Industries, Inc. (now Republic Services, Inc.), including, from 2005 through 2008 as Senior Vice President of Finance, from 2006 through 2007 as Senior Vice President of Finance, Controller, and Chief Accounting Officer, from 2003 through 2006 as Vice President of Financial Analysis and Planning, and from 2001 through 2003 as Assistant Controller. From 1987 through 2001, Mr. Quinn worked for Waste Management in a number of finance and operational roles, most recently as the European Finance Director for Waste Management Services International. Prior to joining Waste Management, Mr. Quinn worked from 1983 through 1987 for a subsidiary of Ford Motor Company in various finance and treasury roles. Mr. Quinn received his bachelor of commerce, accounting and economics degree from the University of Toronto, and he received his MBA from York University. Mr. Quinn is a chartered management accountant.

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

        Gerald Gormley has served as our Vice President, Human Resources since August 1999. From 1993 through 1999 Mr. Gormley served as Vice President, Human Resources for SKI, LTD. Mr. Gormley holds a Bachelors degree from the University of Connecticut and a Masters degree from Lehigh University.

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

        David L. Schmitt has served as our Vice President and General Counsel since May 2006. Prior to that, Mr. Schmitt was President of his privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC. He served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a large box retailer in the northeastern United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc. He earned a Bachelor of Arts degree from The Pennsylvania State University, and his Juris Doctor, cum laude, from Duquesne University School of Law.

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

        Michael J. Viani has served as Vice President, Business Development since 1995. From 1990 to 1994, Mr. Viani served as Manager of Business Development with Consumat Sanco, Inc., the owner of the Company's NCES landfill, which the Company purchased in 1994. Mr. Viani is a graduate of Middlebury College and of the University of Massachusetts.

Available Information

        Our internet website is http://www.casella.com. We make available, through our website free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish it to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

        You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Casella and other issuers that file electronically with the SEC. The SEC's Internet website address is http://www.sec.gov.

ITEM 1A.    RISK FACTORS

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

We need to refinance our existing senior credit facility because it will mature by April 30, 2010 and because we will be in default under various covenants if we do not refinance it prior to July 31, 2009

        We are in the process of seeking to refinance our senior secured credit facility, which will mature on April 28, 2010. In anticipation of the possibility that we would be required to record non-cash charges, including a goodwill impairment charge, in our financial statements for the year ended April 30, 2009, we sought and received a waiver on June 3, 2009 from our lenders of various covenants under this credit facility which we would have otherwise breached as a result of these non-cash charges. The waiver is only applicable to our April 30, 2009 financial statements and as a result we will be in default under the credit facility if we do not complete our refinancing prior to July 31, 2009. The waiver does not include a waiver of our financial covenant compliance for the quarter ended July 31, 2009, and accordingly, if we are unable to complete our refinancing by that date, it is likely we will be in default under our senior secured credit facility and would seek another waiver. We anticipate that the refinancing will be effected through a combination of a revolving credit facility, term loan B and secured bond or other offering, depending on market conditions. As we would not be able to repay our senior secured credit facility obligations in accordance with the contractual terms without either refinancing this debt or obtaining additional debt or equity, our independent registered public accounting firm has issued an opinion on our fiscal year 2009 consolidated financial statements that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. Subject to the issuance of a revised audit opinion by our independent registered public accounting firm, we expect that this explanatory paragraph would be removed upon our successful refinancing. However, there can be no assurance that we will be able to successfully complete the refinancing.

Our outstanding indebtedness and borrowing costs may restrict our future operations and impact our ability to make future acquisitions.

        We have substantial indebtedness and expect our aggregate borrowing costs and indebtedness will increase as a result of the refinancing of our senior secured credit facility that we expect to close during the first quarter of fiscal year 2010. The payment of interest and principal due under our indebtedness will substantially reduce our net income and net cash flow from operations and will accordingly reduce funds available for other business purposes, including capital expenditures. In addition, the aggregate amount of indebtedness has limited and will continue to limit our ability to incur additional indebtedness, and thereby may limit our capital expenditures and place other restrictions and limitations on how we may operate our business, including the adoption of measures management considers to be in the best interests of our business. Covenants under any future debt agreements may be even more restrictive than those we are currently subject to.

        In addition, our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, will be curtailed due to our obligations to make payments or principal and interest on our outstanding indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness, include covenants that restrict our ability to make acquisitions while this indebtedness remains outstanding. To the extent that the amount of our outstanding indebtedness continues to have a negative impact on our stock price, using our Class A common stock as consideration will be less attractive for potential acquisition candidates. In the past, the trading price of our Class A common stock on the NASDAQ Global Select Market has limited our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result has limited, and could continue to limit, the size and scope of our acquisition program. If we are unable to pursue acquisitions that would enhance our business or operations, the potential growth of our business and revenues may be adversely effected.

Current economic conditions have adversely affected our revenues and our operating margin and may impact our efforts to pay our outstanding indebtedness.

        Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business and consumer activity generally, and of construction spending in particular, which have significantly impacted the demand for our collection and landfill services, and declines in commodity prices, which have materially reduced our recycling revenues. As a result of the current economic environment we may also be adversely impacted by customers' inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies. The availability of credit since the second half of calendar year 2008 has been severely limited, which has negatively affected business and consumer spending generally. If our customers do not have access to capital, we do not expect that our volumes will improve or that we will increase new business.

If our stock price were to fall below $1.00 and we do not meet the NASDAQ's continued listing requirements, our Class A common stock may be delisted.

        As of May 29, 2009, the closing bid price of our common stock on the NASDAQ Global Select Market was $2.50. In accordance with NASDAQ Marketplace Rule 4450(a)(5), if our closing bid price were to drop below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from of such notification.

        Given the current extraordinary market conditions, NASDAQ has suspended the bid price and market value of publicly held shares requirements through July 20, 2009. There can be no assurance that the bid price of our Class A common stock will be above $1.00 per share when the Rule is reinstated on July 20, 2009 or that the bid price of our Class A common stock will remain in excess of $1.00 per share thereafter. In addition, there can be no assurance that our Class A common stock will not be delisted due to a failure to meet other continued listing requirements even if the bid price of our Class A common stock remains in excess of $1.00 per share. Failure to maintain the listing of our Class A common stock on the NASDAQ Global Market could have an adverse effect on a stockholder's ability to buy or sell shares of our Class A common stock, which could affect the value of their investment in our Class A common stock.

We incur substantial costs to comply with environmental requirements. Failure to comply with these requirements and related litigation arising from an actual or perceived breach of such requirements could also subject us to fines, penalties, judgments and impose limits on our ability to expand.

        We are subject to potential liability and restrictions under environmental laws, including those relating to transportation, recycling, treatment, storage and disposal of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry, including efforts to regulate the emission of greenhouse gases. Our waste-to-energy facility is subject to regulations limiting discharges of pollution into the air and water, and our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals or permits, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and impact our results of operations, cash flows, as well as our available capital. We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities we may be subject to and/or we may not be able to obtain insurance coverage in the future at reasonable expense, or at all.

        Environmental and land use laws also impact our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept waste. Those laws and regulations may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under environmental laws, we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or operating margins. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we were to comply with applicable environmental law, there is no guarantee that we would be able to obtain the requisite permits from the applicable governmental authorities, and, even if we could, that any permit (and any existing permits we currently hold) will be extended or modified as needed to fit our business needs.

        We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, or prevent us from or delay us in obtaining or renewing permits to operate or expand our facilities or harm our reputation. In the third and fourth quarters of fiscal year 2009, we recorded environmental remediation charges totaling $4.4 million for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries. There can be no assurance that the cost of such cleanup or our share will not exceed our estimates.

        Our operating program depends on our ability to operate the landfills and transfer stations we own and lease. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station as well as the amount of waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis and any effort to acquire or expand landfills and transfer stations typically involves a significant amount of time and expense. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our wastestream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure.

        In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, which may result in our payment of significant amount of liabilities.

        See also "Business—Regulation," and Note 13 in Item 8 of this Form 10-K.

Our operations would be adversely affected if we do not have access to sufficient capital.

        Our ability to remain competitive and sustain our operations depends in part on cash flow from operations and our access to capital. We currently fund our cash needs primarily through cash from operations and borrowings under our senior secured credit facility. However, we will need to refinance this credit facility and we may require additional equity and/or debt financing from time to time, including for the payment of the principal and interest under the notes and our other indebtedness, and to fund our growth and operations. In addition, if we undertake more acquisitions or further expand our operations, our capital requirements may increase. We may not have access to the amount of capital that we require from time to time, on favorable terms, or at all.

Our results of operations could continue to be affected by changing prices or market requirements for recyclable materials.

        Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials, particularly waste paper, plastic and ferrous and aluminum metals, has been affected by unprecedented price decreases since October 2008, resulting in a severe impact on our results of operations. Although we have begun to experience some recovery in commodity pricing, such prices will continue to be volatile due to numerous factors beyond our control. Although we seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

        Our operations and customers are principally located in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase.

We may not be able to effectively compete in the highly competitive solid waste services industry.

        The solid waste services industry is highly competitive, has undergone a period of consolidation and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by, or adjacent to markets served by, one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than we do. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may either require us to reduce the pricing of our services or result in our loss of business.

        As is generally the case in our industry, some municipal contracts are subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period our revenues would decrease and our operating results would be harmed.

        In our solid waste disposal markets we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. These entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues and access tax-exempt financing.

        Our GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, principally national manufacturers of fiberglass insulation, which have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to our detriment.

Our results of operations and financial condition may be negatively affected if we inadequately accrue for capping, closure and post-closure costs or by the timing of these costs for our waste disposal facilities.

        We have material financial obligations relating to capping, closure and post-closure costs of our existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and post-closure maintenance started. We establish accruals for the estimated costs associated with such capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. We have provided and expect that we will in the future provide accruals for financial obligations relating to capping, closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after final closure of a landfill. Our financial obligations for capping, closure or post-closure costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges which would have an adverse impact on our business.

        In addition, the timing of any such capping, closure or post-closure costs, which exceed established accruals may further negatively impact our business. Since we will be unable to control the timing and amounts of such costs, we may be forced to delay investments or planned improvements in other parts of our business or we may be unable to meet applicable financial assurance requirements. Any of the foregoing would negatively impact our business and results of operations.

Fluctuations in fuel costs could affect our operating expenses and results.

        The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2009, we used approximately 6.7 million gallons of diesel fuel in our solid waste operations. We have a fuel and oil recovery fee program, based on a fuel index, to recover increases in the cost of fuel, oil and lubricants arising from price volatility. This fee has been passed on to all of our customers where their contracts and competition conditions permit.

We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third party financial assurance to secure our contractual obligations.

        Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and the operation and closure of our waste-to-energy facility may require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage. We currently obtain performance and surety bonds from Evergreen, in which we hold a 19.9% equity interest.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could harm our earnings.

        In accordance with U.S. generally accepted accounting principles, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, landfills and development projects. In addition, we have considerable unamortized assets. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to (1) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow, (2) any pending acquisition that is not consummated, (3) any landfill or development project that is not expected to be successfully completed, and (4) any goodwill or other intangible assets that are determined to be impaired.

        In response to such charges and costs and other market factors, we may be required to implement restructuring plans in an effort to reduce the size and cost of our operations and to better match our resources with our market opportunities. As a result of such actions, we would expect to incur restructuring expenses and accounting charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, the development of our landfill capacity and recycling technologies and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), we performed our annual assessment of goodwill impairment at the end of the fourth quarter of fiscal year

2009 by applying a fair value test to identified reporting segments. In the first step of testing for goodwill impairment, we estimated the fair value of each reporting unit, which we determined to be our four operating regions (Eastern, Western, Central and FCR). Effective February 1, 2009 we combined the management of the former South Eastern and North Eastern regions into the Eastern region. In conjunction with this combination, Maine Energy, which was formerly a separate reporting unit, was also combined into the Eastern region reporting unit. The estimated fair value of each reporting unit was compared with the carrying value of the net assets assigned to each reporting unit. Consistent with prior years, to determine the fair value of each of our reporting units as a whole we used discounted cash flow analyses and estimates about the future operations of each reporting unit. This analysis included a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses were based on financial forecasts developed internally by management. The discount rate used at the test date was our risk adjusted discount rate applicable for each reporting unit. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The step one test determined that the fair value of its Eastern region reporting segment was less than its carrying value. The reasons for this outcome were the continued deterioration of the equity and credit markets and the economy and their related impact on (i) our projected near term cash flows, due to lower projected landfill volumes and commodity pricing and (ii) an increase in our risk adjusted discount rate.

        We proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result we recognized a non-cash pre-tax charge of $55.3 million for the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill.

Our revenues and our operating income experience seasonal fluctuations.

        Our transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

  •
  the volume of waste relating to construction and demolition activities decreases substantially during the winter months in the northeastern United States; and

  •
  decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the ski industry.

        Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

        Our recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

We may, in the future, attempt to divest or sell certain parts or components of our business to third parties which may result in lower than expected proceeds or losses or we may be unable to identify potential purchasers.

        From time to time in the future, we may sell or divest certain components of our business. These divestitures may be undertaken for a number of reasons, including as a result of a determination that the specified asset will provide inadequate returns to us, the asset no longer serves a strategic purpose in connection with our business or we determine the asset may be more valuable to a third party. The timing of such sales or divesture may not be entirely within our control. For example, we may need to quickly divest assets to satisfy immediate cash requirements, or we may be forced to sell certain assets prior to canvassing the market or at a time when market conditions for valuations or for financing for buyers are unfavorable, which would result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing, or we may face opposition from municipalities or communities to a disposition or the proposed buyer. Any sale of our assets could result in a loss on divestiture. Any of the foregoing would have an adverse effect on our business and results of operations.

        With respect to our Maine Energy facility, we are currently in negotiations with government officials regarding a possible publicly funded purchase of the facility. However, these discussions are in preliminary stages and there can be no assurance that this or any transactions can be completed. This governmental involvement has impacted our ability to divest of the facility to third parties.

We may engage in acquisitions in the future with the goal of complementing or expanding our business, including developing additional disposal capacity. However, we may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

        We have in the past, and we may in the future, make acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include "tuck-in" acquisitions within our existing markets, assets that are adjacent to or outside our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to us. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

        Our ability to achieve the benefits from any potential future acquisitions, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and company resources that would otherwise be available for the ongoing management of our existing operations.

        Any properties or facilities that we acquire may be subject to unknown liabilities, such as undisclosed environmental contamination, for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

        In addition, the process of acquiring, developing and permitting additional disposal capacity is lengthy, expensive and uncertain. Moreover, the disposal capacity at our existing landfills is limited by the remaining available volume at our landfills and annual, quarterly and/or daily disposal limits imposed by the various governmental authorities with jurisdiction over our landfills. We typically reach or approximate our daily, quarterly and annual maximum permitted disposal capacity at the majority of our landfills. If we are unable to develop or acquire additional disposal capacity, our ability to achieve economies from the internalization of our waste stream will be limited and we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or our operating margins.

Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

        Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of May 31, 2009, approximately 5.3% of our employees involved in collection, transfer, disposal, recycling, waste-to-energy or other operations were represented by unions.

Our Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

        The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At May 31, 2009, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2009, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 32.3% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        At May 31, 2009, we owned and/or operated nine subtitle D landfills, one landfill permitted to accept construction and demolition materials, 31 transfer stations, 20 of which are owned, seven of which are leased and four of which are under operating contract, 32 solid waste collection facilities, 21 of which are owned and 11 of which are leased, 37 recyclable processing facilities, 16 of which are owned, 13 of which are leased and eight of which are under operating contracts, one waste-to-energy facility, and we utilized 13 corporate office and other administrative facilities, two of which are owned and 11 of which are leased (See Item 1—Business section of this Form 10-K for property information by operating segment).

ITEM 3.    LEGAL PROCEEDINGS

  North Country Landfill Expansion

        The North Country Environmental Services, Inc. ("NCES") landfill located in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and C&D material. Since the purchase of this landfill in 1994, the Company has experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, the Company has been required to assert its rights through litigation in the New Hampshire court system. In August 2005, the Company received approval for additional permitted capacity within the original 51 acres, which the Company expects to last into fiscal year 2010. The

Company believes that the site also includes, as expansion airspace, an additional 1.3 million cubic yards within the existing 51 acre footprint.

        A significant portion of NCES's Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services ("NHDES"), was to lie to the north of the 51 acres. With respect to expansion to the north of the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings. On April 25, 2005, the Superior Court rendered summary judgment in NCES's favor on two of the four issues, leaving the other two issues for trial. The two issues that were decided on summary judgment remain subject to appeal by the Town. In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new zoning district which corresponded to the 51 acres. The Town then amended its pleadings to seek a declaration that the new ordinance was valid. The parties each filed motions for partial summary judgment. Following the Superior Court's decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.

        On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated "Stage IV, Phase II") would be relocated within the 51 acres. That application was superseded by a new application, filed by NCES on November 30, 2007, that proposed to bring all berms along the perimeter of the landfill's footprint within the 51 acres as well. NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe. The Superior Court granted the stay pending a decision by NHDES. NHDES denied the application on December 12, 2008. NCES filed an administrative appeal of this decision as well as a declaratory relief action challenging the legal grounds upon which NHDES relied in the decision. NCES also filed a revised application with NHDES on February 12, 2009 addressing one of the two issues NHDES identified as the bases for denying the November 30, 2007 application. NCES sought a renewal of the stay of the litigation on the same grounds upon which it sought and obtained a stay previously, and the Superior Court granted this motion on February 13, 2009.

        NHDES summarily denied the February 12, 2009 application on March 25, 2009. NCES has sought preliminary and permanent injunctive relief requiring NHDES to resume consideration of the February 12, 2009 application. On June 10, 2009, the Superior Court issued a decision which denied the NHDES's motion to dismiss the NCES application for preliminary and permanent injunctive relief and also denied NCES's motion for preliminary injunction. The Superior Court ordered that a hearing be scheduled for a permanent injunction as soon as the Superior Court docket allowed. NCES has also filed an administrative appeal of the March 25, 2009 decision. The Town has filed an enforcement action against NCES seeking the removal of certain ancillary landfill structures to the north of the 51 acres. NCES has answered and generally denied the allegations of the Town's petition.

        In the event that the Company is unsuccessful obtaining the permits, the Company would assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of April 30, 2009 was approximately $6.2 million). The Company would also assess the need for additional closure and post-closure charges.

  GR Technologies, Inc. Litigation

        The Company, on behalf of itself, its subsidiary FCR, LLC ("FCR"), and as a Majority Managing Member of Green Mountain Glass, LLC ("GMG"), initiated a declaratory judgment action against GR Technologies, Inc. ("GRT"), Anthony C. Lane and Robert Cameron Billmyer ("the Defendants") on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken. The Rutland Superior Court issued a decision on February 10, 2009 ordering that a suit for dissolution must be heard in the Delaware Chancery Court as opposed to Rutland Superior Court, and the Company has brought such an action and will ask that the Delaware hearing be held expeditiously.

        All litigation is in discovery stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company's financial condition, results of operations or cash flows.

  New York Department of Labor Prevailing Wage Dispute

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

  Southbridge Landfill Site Assignment Appeal

        On June 9, 2008, the Southbridge Board of Health ("Southbridge BOH") issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 ("2008 Site Assignment") granting the Company's subsidiary, Southbridge Recycling and Disposal Park, Inc. ("SRD"), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the "Landfill"). The 2008 Site Assignment allows SRD, subject to numerous conditions, to reallocate to MSW, construction and demolition tonnage capacity currently accepted at SRD's Construction and Demolition Processing Facility located adjacent to the Landfill. This would allow the Landfill to accept up to a maximum of 405,600 tons of MSW per year, including the right to import MSW to the Landfill without regard for geographic origin.

        On or about July 14, 2008, the Sturbridge Board of Health ("Sturbridge BOH"), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the "Appeal"). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of fifty thousand dollars ($50,000). The escrow account will serve as a source for funds to cover the costs of SRD installing a "sentinel" downgradient well to the Landfill for tests to be conducted by and results provided to the Sturbridge BOH pursuant to an environmental plan that is a condition of the 2008 Site

Assignment, and for related monitoring costs to be incurred by the Sturbridge BOH in connection therewith.

        The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10 citizen groups remain as participants in the Appeal. A Motion to Dismiss filed by SRD and the Southbridge BOH in August 2008 was denied on February 4, 2009. SRD filed its answer on February 17, 2009. On April 17, 2009, Plaintiff's Motion to Expand the Record filed on November 21, 2008 was largely dismissed by the Court (with the exception of one record); on May 1, 2009, Plaintiffs subsequently filed a Motion to Reconsider the court's decision to dismiss. The court dismissed Plaintiff's Motion to Reconsider on May 20, 2009. While it is too early to assess the outcome of the Appeal, SRD will continue to aggressively defend the Appeal.

  Blue Mountain Recycling Class Action Litigation

        In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC ("BMR") and the Company, alleging discriminatory hiring practices at BMR's facility in Philadelphia. A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission. BMR and the Company deny all allegations, and while it is too early to assess the outcome of these actions, BMR and the Company will continue to aggressively defend this matter.

  Other

        The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

        The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and other matters. However, there can be no guarantee the Company will prevail or that any judgments against the Company, if sustained on appeal, will not have a material adverse effect on the Company's business, financial condition or results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fiscal quarter ended April 30, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock trades on the Nasdaq Global Select Market under the symbol "CWST". The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq Global Select Market.

Period	High	Low
Fiscal Year Ending April 30, 2008
First quarter	$11.64	$8.87
Second quarter	$15.03	$10.23
Third quarter	$16.20	$10.70
Fourth quarter	$12.50	$9.64
Fiscal Year Ending April 30, 2009
First quarter	$14.29	$10.00
Second quarter	$14.49	$3.91
Third quarter	$6.61	$1.87
Fourth quarter	$3.17	$.53

        On May 29, 2009, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq Global Select Market were $2.61 and $2.45, respectively. As of May 29, 2009 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

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

Stock Performance Graph

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The stock performance graph below compares the percentage change in cumulative stockholder return on Class A common stock for the period from April 30, 2004 through April 30, 2009, with the cumulative total return on The NASDAQ Stock Market (U.S. & Foreign) Index and the Company's Industry Peer Group on The NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2004 of $100.00 in Class A common stock of the Company at the closing price on such date, in The NASDAQ Stock Market (U.S. & Foreign) Index and the Company's Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on the Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Casella Waste Systems, Inc., The NASDAQ Composite Index,
A New Peer Group And An Old Peer Group

    *$100 invested on 4/30/04 in stock or index, including reinvestment of dividends.
    Fiscal year ending April 30.

	April 30, 2004	April 30, 2005	April 30, 2006	April 30, 2007	April 30, 2008	April 30, 2009
Casella Waste Systems, Inc.	$100.00	$81.31	$107.24	$64.14	$73.52	$14.21
NASDAQ Composite	$100.00	$100.90	$124.20	$136.38	$130.63	$91.41
Old Peer Group(1)	$100.00	$117.21	$125.13	$148.41	$146.50	$115.38
New Peer Group(2)	$100.00	$72.69	$64.35	$69.93	$51.14	$32.52

(1)
The old peer group is comprised of securities of Waste Industries USA, Inc. and Waste Connections, Inc.

(2)
The new peer group is comprised of securities of Waste Industries USA, Inc. and WCA Waste Corp.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2007, 2008 and 2009, and the consolidated balance sheets as of April 30, 2008 and 2009 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2005 and 2006, and the consolidated balance sheet data as of April 30, 2005, 2006 and 2007 are derived from previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$458,835	$501,437	$531,325	$579,517	$554,241
Cost of operations	292,662	329,150	347,550	383,009	372,178
General and administration	60,758	65,617	73,202	74,184	67,846
Depreciation and amortization	64,528	63,481	70,748	77,769	72,677
Goodwill impairment charge	—	—	—	—	55,286
Environmental remediation charge	—	—	—	—	4,356
Hardwick impairment and closing charge	—	—	26,892	1,400	—
Development project costs	295	1,329	752	534	355

Operating (loss) income	40,592	41,860	12,181	42,621	(18,457)
Interest expense, net	27,251	29,708	37,127	41,505	39,039
Other expense / (income), net	(1,266)	(7,622)	(1,622)	3,387	1,365

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	14,607	19,774	(23,324)	(2,271)	(58,861)
Provision (benefit) for income taxes	6,348	7,609	(7,849)	1,746	9,119

(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	8,259	12,165	(15,475)	(4,017)	(67,980)
Loss from discontinued operations, net	(908)	(1,061)	(1,691)	(1,705)	(11)
Loss on disposal of discontinued operations, net	(82)	—	(717)	(2,113)	(34)

Net (loss) income	$7,269	$11,104	$(17,883)	$(7,835)	$(68,025)
Preferred stock dividend	3,338	3,432	3,588	—	—

Net (loss) income available to common stockholders	$3,931	$7,672	$(21,471)	$(7,835)	$(68,025)

Basic net (loss) income per common share	$0.16	$0.31	$(0.85)	$(0.31)	$(2.66)
Basic weighted average common shares outstanding(1)	24,679	24,980	25,272	25,382	25,584
Diluted net (loss) income per common share	$0.16	$0.30	$(0.85)	$(0.31)	$(2.66)
Diluted weighted average common shares outstanding(1)	25,193	25,368	25,272	25,382	25,584

	Fiscal Year Ended April 30,
	2005	2006	2007	2008	2009
	(in thousands)
Other Operating Data:
Capital expenditures	$79,074	$112,472	$100,845	$73,174	$57,736
Other Data:
Cash flows provided by operating activities	$83,208	$75,124	$80,477	$71,190	$77,520
Cash flows used in investing activities	$(102,765)	$(148,679)	$(97,270)	$(85,687)	$(65,416)
Cash flows (used in) provided by financing activities	$21,301	$74,018	$24,380	$3,993	$(13,127)
Balance Sheet Data:
Cash and cash equivalents	$8,578	$7,425	$12,366	$2,814	$1,838
Working capital deficit, net(2)	$(31,949)	$(23,216)	$(105,718)	$(20,153)	$(522,887)
Property, plant and equipment, net	$406,723	$474,292	$482,819	$488,028	$490,360
Goodwill	$157,492	$171,258	$168,998	$179,716	$125,709
Total assets	$712,454	$811,111	$834,093	$836,087	$750,962
Long-term debt and capital leases, less current maturities	$378,436	$452,720	$476,225	$559,227	$26,396
Redeemable preferred stock	$67,964	$70,430	$74,018	$—	$—
Total stockholders' equity	$138,782	$149,490	$129,496	$124,682	$66,310

(1)
Computed on the basis described in Note 2(k) to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Company Overview

        Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States. Our Company was founded in 1975 as a single truck operation in Rutland, Vermont and the business now operates in 14 states. We operate vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, and Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

        As of May 31, 2009, we owned and/or operated 32 solid waste collection operations, 31 transfer stations, 37 recycling facilities, nine Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. We also have a 16.2% interest in a company that markets an incentive based recycling service and a 19.9% interest in a surety company which provides surety bonds to us to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Outlook

        Recent economic conditions had a significant impact on our financial position and results of operations in the fiscal year ended April 30, 2009. The slowdown in the U.S. economy resulted in lower solid waste collection volumes in fiscal year 2009, compared to the prior year, particularly in our commercial and industrial collection lines. Landfill construction and demolition volumes declined in fiscal year 2009 as a result of a slowdown in construction activities. Landfill volumes also decreased year over year due to the planned closure of the Colebrook facility, which ceased operation in the second quarter of fiscal year 2009. Pricing initiatives in the solid waste collection operations contributed positively in fiscal year 2009 while landfill prices declined year over year due to the effect of market pressure on pricing due to lower volumes in the market place. The continuing weak economy and lack of liquidity in the credit markets will likely result in continued negative pressure on consumer and business spending, which will result in lower future business volumes and resulting cash flows. We have reacted to these economic conditions by managing various expense categories and capital expenditures. In the fourth quarter of fiscal year 2009, we recorded a severance and reorganization charge of $1.3 million which consisted of employee severance and benefit costs and operating lease costs as a result of the consolidation of several operating units into market areas, the elimination of one Region office as well as other workforce reductions. Also, in fiscal year 2009 we reduced a substantial portion of our incentive compensation accrual including all amounts due under our annual incentive compensation plan.

        We had a net working capital deficit of $522.9 million at April 30, 2009 compared to a net working capital deficit of $20.2 million at April 30, 2008. The main factor accounting for the decrease in net working capital was the classification of our senior secured credit facility and senior subordinated notes as current debt. As discussed in Note 11 to our Consolidated Financial Statements included under Item 8 of this Form 10-K, our senior secured credit facility, including the revolving credit facility and

Term B loan, are scheduled to expire on April 28, 2010. We have received a waiver of various covenants under the senior secured credit facility which is in effect through July 31, 2009. If we are unsuccessful in refinancing before this date, it is likely that we will be in default under our senior secured credit facility. Default of the credit facility may trigger default under the senior subordinated notes which would result in an accelerated redemption of the notes. For this reason, we have classified the senior subordinated notes as current debt as of April 30, 2009.

        Given the impending expiration of the senior secured credit facility, we plan to refinance in the first quarter of fiscal year 2010. We anticipate that the refinancing will be effected through a combination of a revolving credit facility, term loan B and secured note or other offering, depending on market conditions. The refinancing will be at terms reflective of the distressed credit markets which will increase our future debt service costs. We may also seek alternative sources of capital. We cannot be certain that it will be successful in refinancing its debt and may not have access to the amount of capital it requires, on favorable terms or at all. As we would not be able to repay our senior secured credit facility obligations in accordance with the contractual terms without either refinancing this debt or obtaining additional debt or equity financing in sufficient amounts, our independent registered public accounting firm has issued an opinion on our fiscal year 2009 consolidated financial statements that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Goodwill Impairment

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), we have performed its annual assessment of goodwill impairment at the end of the fourth quarter of fiscal year 2009 by applying a fair value test to identified reporting segments. In the first step of testing for goodwill impairment, we estimated the fair value of each reporting unit, which we determined to be our four operating segments (Eastern, Western, Central and FCR). Effective February 1, 2009 we combined the management of the former South Eastern and North Eastern regions into the Eastern region. In conjunction with this combination, Maine Energy, which was formerly a separate reporting unit, was also combined into the Eastern region reporting unit. The estimated fair value of each reporting unit was compared with the carrying value of the net assets assigned to each reporting unit. Consistent with prior years, to determine the fair value of each of our reporting units as a whole we used discounted cash flow analyses and estimates about the future operations of each reporting unit. This analysis included a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses were based on financial forecasts developed internally by management. The discount rate used at the test date was our risk adjusted discount rate applicable for each reporting unit. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The step one test determined that the fair value of our Eastern region reporting segment was less than its carrying value. The reasons for this outcome were the continued deterioration of the equity and credit markets and the economy and their related impact on (i) our projected near term cash flows, due to lower projected landfill volumes and commodity pricing and (ii) an increase in our risk adjusted discount rate.

        We proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result we recognized a non-cash pre-tax charge of $55.3 million for the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill.

        In anticipation of the possibility that we would be required to record non-cash charges, including a goodwill impairment charge, in our financial statements for the year ended April 30, 2009, we sought and received a waiver from our lenders on June 3, 2009 of various covenants under this credit facility which we would have otherwise breached as a result of these non-cash charges. The lenders have given us a waiver with respect to this and other non-cash charges; however, the waiver is only applicable to our April 30, 2009 financial statements and will remain in effect through July 31, 2009. The waiver does not include a waiver of our financial covenant compliance for the quarter ended July 31, 2009, and accordingly, if we are unable to complete our refinancing by that date, it is likely we will be in default under our senior secured credit facility unless we seek another waiver.

Operating Results

        For the year ended April 30, 2009, the Company reported revenues of $554.2 million, a decrease of $25.3 million, or 4.4%, from $579.5 million in the year ended April 30, 2008. Solid waste revenues, including the Company's major accounts program, decreased 2.5%, with lower collection and landfill volumes accounting for 5.3% of the decrease and lower commodity prices and volumes 0.4% of the decline. These decreases were partially offset by the positive effect of price increases, including fuel and environmental surcharges, of 2.4%, primarily from our collection operations, and 0.9% from the rollover effect of a major accounts tuck-in acquisition. FCR recycling revenues decreased 10.9%, with 9.0% coming from lower commodity prices and 1.9% from lower volumes in the quarter.

        For the quarter ended April 30, 2009, the Company reported revenues of $117.6 million, a decrease of $22.0 million, or 15.7%, from $139.6 million for the quarter ended April 30, 2008. Solid waste revenues, including the Company's major accounts program, decreased 9.8%, with lower collection and landfill volumes accounting for 10.4% of the decrease and lower commodity prices and volumes 1.3% of the decline. These decreases were partially offset by the positive effect of price increases, including fuel and environmental surcharges, of 1.5%, primarily from our collection operations, and 0.4% from the rollover effect of a major accounts tuck-in acquisition. FCR recycling revenues decreased 34.2%, with 26.0% coming from lower commodity prices and 8.2% from lower volumes in the quarter.

        FCR recycling revenues declined $14.0 million in fiscal year 2009 compared to the prior year, as a result of a sharp decline in commodity prices at the end of the second quarter of fiscal year 2009, driven by a severe drop in demand for all of the Company's commodity product line as a result of global economic conditions. The Company does not expect to see stabilization and growth in commodity prices in many grades until the global economic climate improves. Prices in the recycling commodity markets began to partially rebound in the quarter ended April 30, 2009, including fiber (newspapers, cardboard, and mixed papers) and plastic prices. The decrease in FCR recycling revenues were partially offset by hedge contracts which reduce the impact of pricing fluctuations on a portion of FCR's fiber volumes and from an increase in tipping fees year over year.

        Eastern region revenues declined $2.6 million, or 1.4%, primarily due to the idling of a construction and demolition processing plant and the ramp-down of landfill volumes at the Pine Tree landfill, partially offset by higher revenues from volume increases at other landfill locations as well as revenue increases from the Pine Tree landfill gas-to-energy facility. Collection revenues decreased year over year as volume declines more than offset price increases. Western region revenues decreased $3.0 million or 2.8% due to lower collection volumes, partially offset by price increases. Landfill prices declined year over year and the volume increases at our Hyland and Ontario facilities were partially offset by volume declines at the Hakes construction and demolition site. Revenues from landfill gas-to-energy projects and carbon emission credits at our Ontario and Hyland facility contributed positively to revenue growth year over year. Central region revenues decreased $8.1 million or 6.5% due to lower collection and landfill volumes and the effect of lower commodity prices. Revenue declines from the planned closure of the Colebrook landfill, which ceased operations in August 2008, were $4.7 million year over year. These decreases were partially offset by collection and landfill price increases, the positive effect of tuck-in acquisitions and the start-up of the landfill-gas-to-energy facility at the Clinton County landfill.

        Operating loss for the fiscal year 2009 was $18.5 million compared to operating income of $42.6 million in fiscal year 2008. The Company's operating results were negatively impacted by the goodwill impairment charge discussed above as well as by environmental remediation charges in the third quarter of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company, and in the fourth quarter, in which the Company recognized an additional charge of $1.5 million for this same matter in recognition of the deteriorating financial condition and eventual bankruptcy filing by General Motors Corporation, one of the other responsible parties to this obligation. Operating results were positively impacted by lower cost of operations, general administration and depreciation and landfill amortization, due to the planned closure of the Colebrook landfill, the ramp-down of landfill volumes at the Pine Tree landfill and lower construction and demolition volumes at the Hakes landfill.

        FCR recycling operating income decreased $12.1 million year over year due to the impact in the third and fourth quarters of lower commodity prices as well as costs associated with the upgrade of the Philadelphia and Boston materials recycling facilities to Zero-Sort Recycling™. Also included in FCR's prior year operating income was $1.6 million of income from transactions involving the domestic brokerage and Canadian recycling operations, compared to $0.2 million in fiscal year 2009. Operating income for the Eastern region decreased $49.3 million, primarily due to the goodwill impairment charge discussed above. Excluding this charge, operating income increased $6.0 million as decreased revenues were more than offset by lower operating costs and landfill amortization as well as the favorable impact of a $0.8 million benefit from a reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site. In fiscal year 2008 operating results for the Eastern region included a $1.4 million charge for revised estimated closing costs for the Hardwick landfill facility. Despite lower revenue levels and the environmental remediation charges discussed above, the Western region operating income increased $1.3 million year over year due to lower operating costs and landfill amortization, primarily due to lower construction and demolition volumes at the Hakes landfill facility, as well as the positive effect of the start-up of the Hyland gas-to-energy facility as well as the sale of $1.4 million of carbon emission credits. Central region operating income increased $0.9 million year over year as lower revenues were more than offset by lower operating costs and landfill amortization, primarily due to the planned closure of the Colebrook landfill.

        The Company recorded a net loss of $68.0 million for the fiscal year ended April 30, 2009 compared to a net loss of $7.8 million in fiscal year 2008. The operating loss discussed above was partially offset by lower interest costs and the improved performance from the Company's unconsolidated subsidiary, GreenFiber. The Company pre-tax loss was $58.9 million in fiscal year 2009 compared to a pre-tax loss of $2.3 million in fiscal year 2008. Included in the fiscal year 2008 pre-tax loss was a $2.1 million gain related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company's Maine Energy subsidiary and fifteen municipalities which were party to the agreements. In the fourth quarter of fiscal year 2009, the Company recognized a non-cash charge of $24.1 million in the provision for income taxes from continuing operations related to an increase in the Company's deferred tax asset valuation allowance. In assessing the realizability of federal and state net operating loss carryforwards and other deferred tax assets, management determined that it is more likely than not that some portion of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes (see Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K).

        Net cash provided by operations was $77.5 million in fiscal year 2009 up from $71.2 million in fiscal year 2008. The increase in cash provided by operations included $14.0 million from cash received in the fourth quarter from the liquidation of trust assets held as collateral for the Company's self insurance financial obligations. The trust collateral was replaced by bank letter of credit. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures were $57.7 million in fiscal year 2009 compared to $73.2 million in fiscal year 2008. Capital spending was lower in fiscal year 2009 mainly due to delayed landfill projects. We also financed $14.1 million in capital projects in fiscal year 2009 through financing lease obligations that were not included in our reported capital expenditures.

Acquisitions and Divestitures

        In fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations in fiscal year 2007. In fiscal year 2008 the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations and also completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008.

        The Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008. As of April 30, 2008, the Company also deemed its FCR Greenville operation as held for sale and classified this operation as a discontinued operation pursuant to the requirements of SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The divestiture was completed in June 2008 for cash proceeds of $0.7 million. A loss amounting to $0.03 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2009. The operating results of the operations discussed above, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

        In fiscal year 2009, the Company acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration. Under the rules of purchase accounting, the acquired companies' revenues and results of operations have been included from the date of acquisition and affect the period-to-period comparisons of the Company's historical results of operations.

        On August 15, 2008, the Company made a $2.5 million equity contribution to GreenFiber, which was required as a condition to the refinancing of GreenFiber's existing revolving credit facility. In addition, the other member of GreenFiber, Louisiana-Pacific ("LP"), made the same equity contribution resulting in no change to the Company's ownership in GreenFiber. The Company will continue to account for its 50% ownership in GreenFiber using the equity method of accounting. In addition, the Company and LP issued a joint and several guarantee of up to $2.0 million to support the refinancing of a GreenFiber term loan. The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan.

General

Revenues

        Our revenues in our Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to energy, waste-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. Recycling revenues, which are included in FCR and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. We also generate and sell electricity under a contract at our waste-to-energy facility and at certain of our landfill facilities.

        Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture's net income on the equity method in our results of operations. The Company also has a 16.2% interest in a company that markets an incentive based recycling service and a 19.9% interest in a surety company which provides surety bonds to the Company to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. The Company accounts for these investments under the cost method of accounting. Also, in the "Other" segment, we have ancillary revenues including major customer accounts.

        Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Fiscal Year Ended April 30,
	2007		2008		2009
Collection	$256.4	48.4%	$270.1	46.6%	$261.5	47.2%
Landfill / disposal facilities	106.4	20.0%	106.2	18.3%	$104.5	18.8%
Transfer	25.5	4.8%	26.2	4.6%	$30.9	5.6%
Recycling	143.0	26.8%	177.0	30.5%	$157.3	28.4%

Total revenues	$531.3	100.0%	$579.5	100.0%	$554.2	100.0%

        Collection, landfill/disposal facilities and transfer revenues each increased as a percentage of total revenues in the fiscal year ended 2009 compared to fiscal year 2008, mainly because of the decrease in recycling revenues. The dollar decrease in collection revenues in fiscal year 2009 compared to fiscal year 2008 is primarily due to lower volumes, partially offset by price increases and the effect of a major accounts tuck-in acquisition. The dollar increase in transfer revenue in fiscal year 2009 is primarily due to volume growth. Recycling revenues are primarily from recycling facilities in the FCR recycling region. As noted above, FCR recycling revenues were negatively impacted as a result of a sharp decline in commodity prices in fiscal year 2009 compared to fiscal year 2008.

        Collection and landfill/disposal facilities revenues each decreased as a percentage of total revenues in fiscal year 2008 compared to fiscal year 2007, mainly because of the increase in recycling revenues due to higher commodity prices. Collection and transfer revenue dollars increased in fiscal year 2008 due to the positive impact of price and volume increases in the Eastern region and in the Company's major accounts programs and the effect of tuck-in acquisitions in the Central, Western and Eastern regions and within the major accounts program.

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

        We capitalize certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, we also capitalize certain third party expenditures related to development projects and pending acquisitions, such as legal and engineering costs. We routinely evaluate all such capitalized costs, and expense those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

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

	Fiscal Year Ended April 30,
	2007	2008	2009
Revenues	100.0%	100.0%	100.0%
Cost of operations	65.4%	66.1%	67.2%
General and administration	13.8%	12.8%	12.2%
Depreciation and amortization	13.3%	13.4%	13.1%
Goodwill impairment charge	0.0%	0.0%	10.0%
Environmental remediation charge	0.0%	0.0%	0.8%
Hardwick impairment and closing charge	5.1%	0.2%	0.0%
Deferred costs	0.1%	0.1%	0.1%

Operating (loss) income	2.3%	7.4%	(3.3)%

Interest expense, net	7.0%	7.2%	7.0%
Loss (income) from equity method investments	(0.2)%	1.0%	0.4%
Other income, net	(0.1)%	(0.5)%	(0.1)%
Provision (benefit) for income taxes	(1.5)%	0.3%	1.6%

(Loss) before discontinued operations	(2.9)%	(0.7)%	(12.3)%

Fiscal Year 2009 versus Fiscal Year 2008

        Revenues.    Revenues decreased $25.3 million, or 4.4% to $554.2 million in fiscal year 2009 from $579.5 million in fiscal year 2008. Solid waste revenues, including the Company's major accounts program, decreased $11.2 million. Price increases, including fuel and environmental surcharges, in our collections operations were $10.6 million and revenues from the rollover effect of acquisitions, primarily from a major accounts tuck-in acquisition, accounted for $3.5 million of the increase. These increases were mostly offset by a decrease in volumes, primarily from collection operations, which negatively impacted revenue growth by $25.3 million. FCR recycling revenues decreased $14.0 million mainly due to lower commodity prices.

        Cost of operations.    Cost of operations decreased $10.9 million, or 2.9% to $372.1 million in fiscal year 2009 from $383.0 million in fiscal year 2008. Cost of operations as a percentage of revenues increased to 67.2% in fiscal year 2009 from 66.1% in the prior year. The dollar decrease is primarily due to lower cost of purchased materials associated with lower FCR recycling revenues, lower direct labor costs, disposal and fuel costs. These dollar decreases were partially offset by higher hauling, maintenance and property tax expense, due to a property tax refund recognized in the prior year period. Also, included in the prior year was a reduction in the amount of $1.6 million from transactions involving the domestic brokerage and Canadian recycling operations as payments received on the notes receivable in fiscal year 2008 exceeded the balance of the net assets under contractual obligation, compared to $0.2 million in fiscal year 2009.

        General and administration.    General and administration expenses decreased $6.3 million, or 8.5%, to $67.8 million in fiscal year 2009 compared to $74.2 million in fiscal year 2008, and decreased as a percentage of revenues to 12.2% in fiscal year 2009 from 12.8% in fiscal year 2008. The dollar decrease is primarily due to lower costs associated with reduced incentive compensation accruals in fiscal year 2009, partially offset by higher bad debt expenses and by a severance and reorganization charge of

$1.2 million. This charge was primarily incurred in the fourth quarter of fiscal year 2009 and included employee severance and benefit costs and operating lease costs as a result of the consolidation of several operating units into market areas, the elimination of one Region office as well as other workforce reductions. General and administration expenses in fiscal year 2008 included a $1.2 million charge for recruiting, equity compensation and termination costs associated with the Company's management reorganization.

        Depreciation and amortization.    Depreciation and amortization expense decreased $5.1 million, or 6.5%, to $72.7 million in fiscal year 2009 from $77.8 million in fiscal year 2008. Landfill amortization expense decreased by $5.4 million primarily due to lower volumes as result of the planned closure of our Colebrook facility, which closed in the second quarter of fiscal year 2009, as well as the ramp-down of landfill volumes at the Pine Tree landfill, partially offset by an increase in amortization at our Worcester facility due to increased volumes. Depreciation expense increased $0.3 million year over year. Depreciation and amortization expense as a percentage of revenue decreased to 13.1% in fiscal year 2009 from 13.4% in fiscal year 2008.

        Goodwill impairment charge.    In accordance with SFAS No. 142, the Company performed its annual assessment of goodwill impairment at the end of the fourth quarter of fiscal year 2009 by applying a fair value test to identified reporting units. The Company's step one analysis indicated that the fair value of its Eastern region reporting segment was less than its carrying value and proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result the Company recognized a non-cash charge of $55.3 million in the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill.

        Environmental remediation charge.    In the third quarter of fiscal year 2009, the Company recorded an environmental remediation charge of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company. The consent order named other parties responsible in addition to the Company. The Company is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement. In the fourth quarter the Company recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of General Motors Corporation, one of the other responsible parties to this obligation. Such amounts could be higher if costs exceed estimates or the other responsible parties are not able to meet their obligation.

        Hardwick impairment and closing charge.    In fiscal year 2008 the Company recorded a $1.4 million charge associated with revised estimates for its future cash expenditures on capping, closure and post-closure activities at the Hardwick landfill, which the Company closed in fiscal year 2007.

        Development project charges.    In the fourth quarter of fiscal years 2009 and 2008, the Company wrote-off $0.4 million and $0.5 million in deferred costs associated with certain development projects deemed no longer viable.

        Interest expense, net.    Net interest expense decreased $2.5 million, or 5.9% to $39.0 million in fiscal year 2009 from $41.5 million in fiscal year 2008. This decrease is attributable to lower interest rates on the Company's senior credit facility partially offset by higher net debt levels. Net interest expense, as a percentage of revenues, decreased to 7.0% in fiscal year 2009 from 7.2% in fiscal year 2008.

        Loss (income) from equity method investments.    The loss from equity method investments in fiscal year 2009 relates to the Company's 50% joint venture interest in GreenFiber and for fiscal year 2008 also included losses from Company's interest in RecycleRewards. GreenFiber reported a loss for fiscal year 2009 of which the Company's share was $2.2 million compared to a loss in fiscal year 2008, of which the Company's share was $4.1 million. GreenFiber continues to be negatively impacted by the overall slowdown in the housing market, offset by a reduction in the cost of fiber, its primary cost of goods sold. As discussed above, effective April 2008, the Company had a voting interest of 16.2% from its common stock investment in RecycleRewards and accordingly accounts for this investment under the cost method of accounting. Prior to April 2008 the Company's interest was 20.5% and accordingly the Company accounted for this investment under the equity method of accounting. RecycleRewards reported a loss in fiscal year 2008, of which the Company's share was $2.0 million.

        Other income.    Other income in fiscal year 2009 amounted to $0.8 million compared to $2.7 million in fiscal year 2008. Other income in fiscal year 2009 includes a dividend of $0.2 million from our investment in Evergreen and the balance represents a gain on the sale of assets and certain marketable securities. Other income in fiscal year 2008 included $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company's Maine Energy subsidiary and 15 municipalities which were party to the agreements. On June 18, 2008, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligation.

        Provision (benefit) for income taxes.    Provision (benefit) for income taxes increased $7.4 million in fiscal year 2009 to $9.1 million from $1.7 million in fiscal year 2008. The effective tax rate increased to (15.5)% in the year ended April 30, 2009 from (76.9)% in fiscal year 2008. The rate variance between the periods is due mainly to the impairment of non-deductible goodwill and the $24.1 million increase in the valuation allowance in 2009. The remaining rate variance is primarily due to the low level of book loss from operations in 2008 and the add back of non-deductible items, including the 2008 non-deductible losses related to RecycleRewards, Inc. and preferred stock dividends recorded as interest expense.

        Loss from discontinued operations/Loss on disposal of discontinued operations.    In fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations in fiscal year 2007. In fiscal year 2008 the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations and also completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008.

        The Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008. As of April 30, 2008, the Company also deemed its FCR Greenville operation as held for sale and classified this operation as a discontinued operation pursuant to the requirements of SFAS No 144. The divestiture was completed in June 2008 for cash proceeds of $0.7 million. A loss amounting to $0.03 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2009.

        The operating results of the operations discussed above, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Fiscal Year 2008 versus Fiscal Year 2007

        Revenues.    Revenues increased $48.2 million, or 9.1% to $579.5 million in fiscal year 2008 from $531.3 million in fiscal year 2007. Solid waste revenues, including the Company's major accounts program, increased $20.5 million, with $4.0 million coming from price increases, primarily from our collection and transfer operations, and $13.2 million coming mainly from landfill and major accounts volume increases and increases in solid waste recycling commodity prices. Revenues from the rollover effect of acquired businesses, including tuck-in hauling acquisitions in the Central, Western, Eastern regions and major accounts accounted for $3.3 million of the increase. FCR recycling revenue increased $27.7 million mainly due to higher commodity prices.

        Cost of operations.    Cost of operations increased $35.4 million, or 10.2% to $383.0 million in fiscal year 2008 from $347.6 million in fiscal year 2007. Cost of operations as a percentage of revenues increased to 66.1% in fiscal year 2008 from 65.4% in the prior year, primarily due to an increase in the cost of purchased materials associated with higher FCR commodity prices as well as higher fuel costs, partially offset by lower direct operating costs and direct labor as well as property tax refunds.

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

        Depreciation and amortization.    Depreciation and amortization expense increased $7.0 million, or 10.0%, to $77.8 million in fiscal year 2008 from $70.7 million in fiscal year 2007. Landfill amortization expense increased by $6.7 million primarily due to higher expense at Pinetree, to reflect the shorter life of the site as agreed with the State of Maine. Depreciation expense increased between periods by $0.5 million due to capital additions. Amortization of other intangible assets decreased by $0.2 million year over year as certain intangible assets were fully amortized during fiscal year 2008. Depreciation and amortization expense as a percentage of revenue increased to 13.4% in fiscal year 2008 from 13.3% in fiscal year 2007.

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

        Development project charges.    In the fourth quarter of fiscal years 2008 and 2007, the Company wrote-off $0.5 million and $0.8 million, respectively, in deferred costs associated with certain development projects deemed no longer viable.

        Operating income.    Operating income increased $30.4 million, or 249.9%, to $42.6 million in fiscal year 2008 from $12.2 million in fiscal year 2007 and increased as a percentage of revenues to 7.4% in fiscal year 2008 from 2.3% in fiscal year 2007. The Eastern region operating income declined as landfill amortization expense at Pinetree increased year over year as discussed above. Offsetting this decrease, operating income increased due to the impact in the prior year of the Hardwick impairment and closing charge discussed above. Prior year revenue in the Eastern region included the true-up of the Brockton closure project. FCR's operating income increased in fiscal year 2008 compared to fiscal year 2007 mainly due to higher prices and lower operating costs as a percentage of revenue year over year. Included in FCR operating income is $1.6 million of income from the transactions involving the domestic brokerage and Canadian recycling operations, as payments received on the notes receivable in fiscal year 2008 exceeded the balance of the net assets under contractual obligation.

        Interest expense, net.    Net interest expense increased $4.4 million, or 11.8% to $41.5 million in fiscal year 2008 from $37.1 million in fiscal year 2007. This increase is attributable to higher debt levels, including the preferred shares which were redeemed in fiscal year 2008, compared to the prior year. In conjunction with the redemption, the Company recorded accrued dividends for the fiscal year 2008, in the amount of $1.0 million, as interest expense. Net interest expense, as a percentage of revenues, increased to 7.2% in fiscal year 2008 from 7.0% in fiscal year 2007.

        Loss (income) from equity method investments.    The loss from equity method investments in fiscal year 2008 relates to the Company's 50% joint venture interest in GreenFiber and the Company's interest in RecycleRewards. GreenFiber reported a loss for fiscal year 2008 of which the Company's share was $4.1 million, compared to income of $2.1 million in fiscal year 2007. GreenFiber's revenue and income were down in fiscal year 2008 due to a slowdown in new home construction and higher fiber prices. RecycleRewards reported a loss for fiscal year 2008, of which the Company's share was $2.0 million compared to a loss of $1.1 million in fiscal year 2007. Effective April 2008, the Company changed the accounting for its investment in RecycleRewards from the equity method of accounting to the cost method of accounting as RecycleRewards completed an equity offering to third party investors that reduced the Company's common share interest to 16.2%.

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

        Provision (benefit) for income taxes.    Provision (benefit) for income taxes increased $9.5 million in fiscal year 2008 to $1.7 million from $(7.8) million in fiscal year 2007. The effective tax rate decreased to (76.9)% in the year ended April 30, 2008 from 33.7% in fiscal year 2007. The rate variance between the periods is due mainly to the low level of book income from operations, the add back of non-deductible items, including non-deductible losses related to RecycleRewards and preferred stock dividends recorded as interest expense.

        Loss from discontinued operations/Loss on disposal of discontinued operations.    In fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded to loss on disposal of discontinued operations in fiscal year 2007. In fiscal year 2008 the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations and also completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008.

        The Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008. As of April 30, 2008, the Company also deemed its FCR Greenville operation as held for sale and classified this operation as a discontinued operation pursuant to the requirements of SFAS No 144. The divestiture was completed in June 2008 for cash proceeds of $0.7 million.

        The operating results of the operations discussed above, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

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

        We generally meet liquidity needs from operating cash flow and from external sources including our senior secured credit facility. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions. We had a net working capital deficit of $522.9 million at April 30, 2009 compared to a net working capital deficit of $20.2 million at April 30, 2008. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The main factor accounting for the decrease in net working capital was the classification of our senior credit facility and senior subordinated notes as current debt. The senior credit facility matures April 28, 2010 and we expect to refinance the facility in the first quarter of fiscal year 2010. We anticipate that the refinancing will be effected through a combination of a revolving credit facility, term loan B and secured bond or other offering, depending on market conditions. The refinancing will likely be at terms reflective of the distressed credit markets which will increase our debt service costs. We may also seek alternative sources of capital. We cannot be certain that it will be successful in refinancing its debt and it may not have access to the amount of capital that it requires, on favorable terms or at all. We have received a waiver, as discussed below, of various covenants under the senior secured credit facility which is in effect through July 31, 2009. If we are unsuccessful in refinancing before this date, it is likely that we will be in default under our senior secured credit facility. Default of the credit facility may trigger default under the senior subordinated notes which would result in an accelerated redemption of the notes. For this reason, we have classified the senior subordinated notes as current debt as of April 30, 2009.

        The senior revolving credit facility agreement, as amended May 9, 2007, contains covenants that may limit the Company's activities including covenants that forbid the payment of dividends on common stock. As of April 30, 2009, these covenants restricted capital expenditures to 1.75 times depreciation and landfill amortization, set a minimum net worth requirement of $95.2 million, a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.25 and a maximum senior funded debt to consolidated EBITDA ratio of 3.35. In anticipation of the possibility that we would be required to record non-cash charges, including a goodwill impairment charge, in our financial statements for the year ended April 30, 2009, we sought and received a waiver from our lenders on June 3, 2009 of various covenants under this credit facility which we would have otherwise breached as a result of such non-cash charges. The lenders have given us a waiver with respect to this and other non-cash charges; however, the waiver is only applicable to our April 30, 2009 financial statements and will remain in effect through July 31, 2009. The waiver does not include a waiver of our financial covenant compliance for the quarter ended July 31, 2009 and accordingly, if we are unable to complete our refinancing by that date, it is likely that we will be in default under our senior secured credit facility unless we obtain another waiver.

        The senior subordinated note indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. As of April 30, 2009, we were in compliance with all covenants.

        Our capital expenditures were $57.7 million in fiscal year 2009 compared to $73.2 million in fiscal year 2008. Growth capital expenditures were $10.6 million and $19.0 million in fiscal years 2009 and 2008 respectively, and maintenance capital expenditures were $47.2 million and $54.2 million in fiscal years 2009 and 2008 respectively. Capital spending was lower in fiscal year 2009 mainly due to delayed landfill projects. We also financed $14.1 million in capital projects in fiscal year 2009 through financing lease obligations that were not included in our reported statement of cash flows as capital expenditures. We expect capital spending to be between $48.0 million and $54.0 million in fiscal year 2010.

        On April 29, 2005, we entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350.0 million. On July 25, 2006, we amended the facility to increase the amount to $450.0 million, and on May 9, 2007, we further amended the facility to increase the amount of the facility to $525.0 million, including a $175.0 million term B loan and a revolver of $350.0 million. This credit facility is guaranteed by substantially all of our subsidiaries and secured by certain assets, including our interest in the equity securities of our subsidiaries. The credit facility matures in April 2010. The initial borrowings under the credit facility were used to repay all outstanding indebtedness under the former credit facility. Further advances were available under the revolver in the amount of $147.8 million and $156.1 million as of April 30, 2009 and 2008, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $51.7 million and $40.4 million as of April 30, 2009 and 2008, respectively. As of April 30, 2009 and 2008, no amounts had been drawn under the outstanding letters of credit.

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

        Our outstanding derivative agreements at April 30, 2009 have a total notional value of $165.0 million and require us to pay interest based on changes in LIBOR and receive interest at a fixed rate of approximately 4.55%. Our derivative agreements mature in May 2009.

        In accordance with SFAS No. 133, the fair value of our derivative contracts deemed to be effective cash flow hedges was an obligation $3.0 million and $.03 million, with the net amount (net of income tax benefit of $1.2 million and $.01 million) recorded as an unrealized loss in accumulated other comprehensive income (loss) at April 30, 2008 and 2009, respectively. In fiscal year 2009 we recorded interest expense amounting to $1.0 million associated with interest rate derivative contracts deemed to be ineffective.

        As of April 30, 2009, we had outstanding $195.0 million of 9.75% senior subordinated notes (the "notes") which mature in February 2013. The senior subordinated note indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

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

        Net cash provided by operating activities in fiscal years ended April 30, 2009 and 2008 amounted to $77.5 million and $71.2 million, respectively. Fiscal year 2009 net loss adjusted for impairment charges, loss on disposal of discontinued operations, loss from discontinued operations, environmental remediation charge and development project charges totaled ($8.0) million. This resulted in a decrease of $5.9 million when compared to the fiscal year 2008 total of ($2.1) million. Lower depreciation and amortization in fiscal year 2009 versus fiscal 2008 resulted in a $5.1 million decrease. Landfill amortization expense decreased by $5.4 million primarily due to lower volumes as result of the planned closure of our Colebrook facility, which closed in the second quarter of fiscal year 2009, as well as the ramp-down of landfill volumes at the Pine Tree landfill, partially offset by an increase in amortization at our Worcester facility due to increased volumes. The increase in deferred taxes in fiscal year 2009 versus 2008 was primarily associated with the deferred tax asset valuation allowance resulting in a $11.2 million increase. Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $6.8 million in fiscal year 2009 compared to fiscal year 2008. Changes in accounts receivable amounted to a $11.0 million increase in fiscal year 2009 compared to fiscal year 2008 primarily due to lower revenues. Changes in accounts payable in fiscal year 2009 amounted to $17.1 million of cash used compared with $0.5 million used in the prior year due to lower operating costs and lower capital expenditures. Lower restricted cash amounts at April 30, 2009 due to the liquidation of assets held in trust as collateral for the Company's financial obligations relative to its self insurance claims liability amounted to a $14.0 million increase in cash.

        Changes in prepaid expenses, inventories and other assets amounted to cash provided of $3.7 million in fiscal year 2009 compared to cash provided of $0.4 million in fiscal year 2008. The increase in cash provided of $3.2 million from the prior year is due primarily to the following: (1) changes in prepaid expenses associated with the timing of insurance payments, prepaid consulting and payroll fundings amounting to a $1.7 million increase and (2) lower net refundable income taxes at April 30, 2009, amounting to a $1.5 million increase. Changes in accrued expenses and other liabilities amounted to cash used of $16.5 million in fiscal year 2009 compared to cash used of $10.3 million in fiscal year 2008. The increase in cash used of $6.2 million is due primarily to the following (1) reductions associated with higher payroll accruals at April 30, 2008 amounting to $9.9 million, (2) higher payments for landfill capping, closure and post-closure in fiscal year 2009 versus the prior year amounting to $0.8 million, (3) lower accrued interest at April 30, 2009 associated with lower interest rates and the timing of borrowings partially offset by higher average debt levels amounting to a $1.7 million decrease, offset by (4) higher other long-term liabilities at April 30, 2007 associated with the Maine Energy settlement which took place in fiscal year 2008 resulting in a $3.1 million increase and (5) an increase of $4.0 million associated with other accrued expenses due to higher accruals for capital projects at April 30, 2007.

        Net cash used in investing activities was $65.4 million in fiscal year 2009 compared to $85.7 million used in investing activities in fiscal year 2008. The decrease in cash used in investing activities was due to (1) lower capital expenditures in fiscal year 2009 of $15.4 million, (2) lower acquisition activity in the current year amounting to $9.5 million due primarily to the final earnout payment associated with Blue Mountain Recycling, LLC in fiscal year 2008 (3) lower fiscal year 2009 payments on landfill operating lease contracts amounting to a $2.0 million decrease in cash used, offset by (4) higher investments in unconsolidated entities in fiscal year 2009 versus fiscal year 2008 amounting to $2.4 million (5) lower proceeds from assets under contractual obligations in fiscal year 2009 amounting to $1.5 million and (6) lower proceeds from divestitures and sale of equipment in fiscal year 2009 amounting to $2.8 million.

        Net cash used in financing activities was $13.1 million for fiscal year 2009 compared to $4.0 provided in fiscal year 2008. The increase in cash used by financing activities is primarily due to reductions in the Company's long term debt.

        In fiscal year 2009, we acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration. In fiscal year 2008, we acquired five solid waste hauling operations. These transactions were in exchange for total consideration of $1.2 million, including $0.8 million in cash and $0.4 in notes payable to seller. We also made a final earnout payment of $11.1 million to the members of Blue Mountain Recycling, LLC which was acquired in fiscal year 2006. For the landfill operating lease contracts, we made payments totaling $5.1 million, $7.1 million and $5.0 million in fiscal years 2009, 2008 and 2007, respectively.

        We have filed a universal shelf registration statement with the SEC. We may from time to time issue securities thereunder in an amount of up to $250.0 million. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commitments as of April 30, 2009 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2010	2011-2012	2013-2014	Thereafter	Total
Long-term debt(1)	$519,443	$1,087	$288	$25,000	$545,818
Financing lease obligations	1,344	3,012	3,498	5,771	13,625
Interest obligations(2)	10,633	3,274	2,703	8,631	25,241
Operating leases(3)	12,869	41,777	16,670	86,253	157,569
Capping / closure / post-closure	6,426	11,398	12,536	89,056	119,416

Total contractual cash obligations(4)	$550,715	$60,548	$35,695	$214,711	$816,669

(1)
We are considering debt obligations under our senior secured credit facility and senior subordinated notes as being due effective July 31, 2009 assuming we are unsuccessful in refinancing our senior secured credit facility resulting in default and accelerated maturity. Interest obligations on this debt also considers the accelerated maturity.

(2)
Interest obligations based on debt and capital lease balances as of April 30, 2009. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2009. Included in interest obligations are obligations associated with interest rate derivative agreements amounting to $1,120 for fiscal year ending April 30, 2009. Obligations related to interest rate derivative agreements were calculated using the appropriate variable interest index in effect at April 30, 2009.

(3)
Includes obligations related to landfill operating lease contracts.

(4)
Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2010.

        In addition to the above obligations, we have unrecognized tax benefits at April 30, 2009 of approximately $0.7 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at April 30, 2009, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Landfills

        The cost estimates for capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each capping event and the timing of construction related to each capping event and of closure and post-closure activities. Because landfill capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of construction of future landfill capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

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

Landfill Development Costs

        We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

        Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to income based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and expansion capacity.

Landfill Capping Costs

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

Landfill Closure and Post-Closure

        Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and expansion airspace.

Remaining Permitted Airspace

        Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

Expansion Airspace

        We include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. To be considered expansion airspace all of the following criteria must be met:

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

        For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by our engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

        After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

        It is possible that actual results, including the amount of costs incurred, the timing of capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities

        Our environmental liabilities are accounted for in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5") and SOP No. 96-1, Environmental Remediation Liabilities ("SOP 96-1"). The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers.

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and annually assess goodwill impairment at the end of the fourth quarter of our fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and FCR, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. We test goodwill at this reporting unit level because the business is managed and reported at this level. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

        To determine the fair value of each of our reporting units as a whole we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are based on financial forecasts developed internally by management. Our discount rate assumptions are based on an assessment of our risk adjusted discount rate applicable for each reporting unit. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

        In addition, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

  •
  A significant adverse change in legal status or in the business climate,

  •
  An adverse action or assessment by a regulator,

  •
  A more likely than not expectation that a segment or a significant portion thereof will be sold,

  •
  The testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within the segment.

Recovery of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

Income Tax Accruals

        We record income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. Management judgment is required in determining our provision for income taxes and liabilities and any valuation allowance recorded against our net deferred tax assets. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce the provision for income taxes.

        We account for income tax uncertainties under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. Evaluating and estimating our uncertain tax positions and tax benefits is based on our judgment. If our judgments and estimates are incorrect, our provision for income taxes would change.

        We are subject to examination or administrative review by various state and federal taxing authorities. The Internal Revenue Code (IRC) and income tax regulations are a complex set of rules that we are required to interpret and apply to our transactions. Tax positions taken may be subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken by us are disallowed by the taxing authorities.

Loss Contingencies

        We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. Consistent with SFAS No. 5, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management's assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. Actual costs can vary from our estimates for a variety of reasons including differing interpretations of laws, opinions on culpability and assessments of the amount of damages.

        Loss contingency assumptions involve judgments that are inherently subjective and generally involve business matters that are by their nature unpredictable. If a loss contingency results in an adverse judgment or is settled for significant amounts, it could have a material adverse impact on our consolidated financial position, result of operations or cash flows in the period in which such judgment or settlement occurs. We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Stock-Based Compensation

        Effective May 1, 2006, we adopted the provisions of SFAS 123(R), Share-Based Payment, for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of APB No. 25 and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation. We adopted SFAS 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Prior periods are not restated.

        Consistent with prior years, we used the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently the related amounts recognized in the Consolidated Statements of Operations.

New Accounting Standards

        Effective May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157") as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted this statement on May 1, 2008, but it did not have any impact on the Company's financial position or results of operations as the Company did not make any fair value elections under this standard.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption of this statement on the Company's Consolidated Financial Statements is dependent on the nature and volume of future acquisitions, and, therefore, cannot be determined at this time.

        In March 2008, the FSB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the adoption will have no impact on the Company's financial position, results of operations or cash flows.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS No. 142-3"). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on its financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

        We had interest rate risk relating to approximately $188.7 million of the current maturities of long-term debt at April 30, 2009. The interest rate on the variable rate portion of this debt was approximately 2.61% at April 30, 2009. Should the average interest rate on the variable rate portion of this debt change by 100 basis points, our annual interest expense would increase or decrease by $1.9 million.

        The remainder of the current maturities of long-term debt is at fixed rates and not subject to interest rate risk. This includes $165.0 million at fixed rates through interest rate swaps and collars.

Commodity price volatility

        Through its FCR recycling operation, we market a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. In addition, as of April 30, 2009 we are party to 25 commodity hedge contracts that manage pricing fluctuations on a portion of our OCC and ONP volumes. These contracts expire between June 2009 and December 2011. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We expect to be able to replace our expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

        If commodity prices were to have changed by 10% in the year ended April 30, 2009, the impact on our operating income is estimated at between $1.1 million and $1.6 million based on the observed impact of commodity price changes on operating income margin during the years ended April 30, 2009 and April 30, 2008. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2009, the Company's internal control over financial reporting is effective based on those criteria. The effectiveness of the Company's internal control over financial reporting as of April 30, 2009 has been audited by Caturano and Company, P.C., an independent registered public accounting firm. Caturano and Company, P.C. has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years ended April 30, 2009, 2008 and 2007. We have also audited the financial statement schedule for the years ended April 30, 2009, 2008 and 2007 listed in Item 15(a)(2) of this Form 10-K. We also have audited the Company's internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2009 and 2008, and the consolidated results of their operations, and their cash flows for each of the years in the three-year period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an approximate $523 million working capital deficit at April 30, 2009 due primarily to the fact that the Company's outstanding senior secured revolving credit facility and senior secured term B loan (together, "Senior Secured Debt") in the aggregate principal amount of approximately $324 million, due April 28, 2010, and the Company's senior subordinated notes (the "Notes") in the aggregate principal amount of approximately $195 million, due in February 2013, are classified as current liabilities on the April 30, 2009 consolidated balance sheet. The Company does not currently expect to be in compliance with certain financial covenants contained within the Senior Secured Debt agreements following the waiver period (see Note 11) and an event of default of the Senior Secured Debt could trigger an accelerated redemption of the Notes. The Company will be unable to repay these obligations in accordance with their contractual (or accelerated) terms without either refinancing portions or all of the debt or obtaining additional debt or equity. There can be no assurance that the Company will be successful in these efforts, which raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 17 to the consolidated financial statements, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective May 1, 2007.

/s/ Caturano and Company, P.C.

Boston, Massachusetts
June 15, 2009

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2008	April 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,814	$1,838
Restricted cash	95	508
Accounts receivable—trade, net of allowance for doubtful accounts of $1,752 and $2,014	62,233	51,296
Notes receivable—officer/employees	132	136
Refundable income taxes	2,020	1,195
Prepaid expenses	6,930	6,679
Inventory	3,876	3,114
Deferred income taxes	15,433	4,392
Other current assets	1,692	7,577
Current assets of discontinued operations	260	—

Total current assets	95,485	76,735
Property, plant and equipment, net of accumulated depreciation and amortization of $484,620 and $549,952	488,028	490,360
Goodwill	179,716	125,709
Intangible assets, net	2,608	2,635
Restricted assets	13,563	127
Notes receivable—officer/employees	1,101	1,128
Deferred income taxes	—	428
Investments in unconsolidated entities	44,617	41,798
Other non-current assets	10,487	12,042
Non-current assets of discontinued operations	482	—

	740,602	674,227

	$836,087	$750,962

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30, 2008	April 30, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$2,758	$522,467
Current maturities of financing lease obligations	—	1,344
Accounts payable	51,731	34,623
Accrued payroll and related expenses	11,251	4,180
Accrued interest	8,668	6,407
Current accrued capping, closure and post-closure costs	9,265	6,426
Other accrued liabilities	28,202	22,337
Current liabilities of discontinued operations	949	—

Total current liabilities	112,824	597,784
Long-term debt and capital leases, less current maturities	559,227	26,396
Financing lease obligations, less current maturities	—	12,281
Accrued capping, closure and post-closure costs, less current portion	32,864	35,464
Deferred income taxes	313	2,684
Other long-term liabilities	6,007	10,043
Non-current liabilities of discontinued operations	170	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,466,000 and 24,679,000 shares as of April 30, 2008 and April 30, 2009, respectively	245	247
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive income (loss)	(2,568)	3,828
Additional paid-in capital	276,189	279,444
Accumulated deficit	(149,194)	(217,219)

Total stockholders' equity	124,682	66,310

	$836,087	$750,962

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2007	2008	2009
Revenues	$531,325	$579,517	$554,241
Operating expenses:
Cost of operations	347,550	383,009	372,178
General and administration	73,202	74,184	67,846
Depreciation and amortization	70,748	77,769	72,677
Goodwill impairment charge	—	—	55,286
Environmental remediation charge	—	—	4,356
Hardwick impairment and closing charges	26,892	1,400	—
Development project charges	752	534	355

	519,144	536,896	572,698

Operating (loss) income	12,181	42,621	(18,457)
Other expense/(income), net:
Interest income	(1,265)	(1,354)	(728)
Interest expense	38,392	42,859	39,767
Loss (income) from equity method investments	(1,051)	6,077	2,157
Other income	(571)	(2,690)	(792)

Other expense, net	35,505	44,892	40,404

Loss from continuing operations before income taxes and discontinued operations	(23,324)	(2,271)	(58,861)
Provision (benefit) for income taxes	(7,849)	1,746	9,119

Loss from continuing operations before discontinued operations	(15,475)	(4,017)	(67,980)
Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $1,029, $990 and $8)	(1,691)	(1,705)	(11)
Loss on disposal of discontinued operations (net of income tax benefit (provision) of $449, $1,130 and ($262))	(717)	(2,113)	(34)

Net loss	(17,883)	(7,835)	(68,025)
Preferred stock dividend	3,588	—	—

Net loss applicable to common stockholders	$(21,471)	$(7,835)	$(68,025)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands)

	Fiscal Year Ended April 30,
	2007	2008	2009
Earnings Per Share:
Basic and diluted:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(0.75)	$(0.16)	$(2.66)
Loss from discontinued operations, net	(0.07)	(0.07)	—
Loss on disposal of discontinued operations, net	(0.03)	(0.08)	—

Net loss per common share applicable to common stockholders	$(0.85)	$(0.31)	$(2.66)

Basic and diluted weighted average common shares outstanding	25,272	25,382	25,584

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Class A Common Stock		Class B Common Stock
	# of Shares	Par Value	# of Shares	Par Value
Balance, April 30, 2006	24,185	$242	988	$10
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	147	1	—	—
Stock-based compensation expense	—	—	—	—
Accrual of preferred stock dividend	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—

Balance, April 30, 2007	24,332	243	988	10

Cumulative effect of adoption of FIN 48 as of May 1, 2007	—	—	—	—
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	134	2	—	—
Stock-based compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—

Balance, April 30, 2008	24,466	245	988	10

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	213	2	—	—
Stock-based compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—

Balance, April 30, 2009	24,679	$247	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Continued)

(In thousands)

	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Loss
Balance, April 30, 2006	$274,297	$(125,218)	$159	$149,490
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,934	—	—	1,935
Stock-based compensation expense	702	—	—	702
Accrual of preferred stock dividend	(3,588)	—	—	(3,588)
Net loss	—	(17,883)	—	(17,883)	$(17,883)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(1,160)	(1,160)	(1,160)

Total comprehensive loss	—	—	—	—	$(19,043)

Balance, April 30, 2007	273,345	(143,101)	(1,001)	129,496

Cumulative effect of adoption of FIN 48 as of May 1, 2007	—	1,742	—	1,742
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,468	—	—	1,470
Stock-based compensation expense	1,376	—	—	1,376
Net loss	—	(7,835)	—	(7,835)	$(7,835)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(1,567)	(1,567)	(1,567)

Total comprehensive loss	—	—	—	—	$(9,402)

Balance, April 30, 2008	276,189	(149,194)	(2,568)	124,682

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,576	—	—	1,578
Stock-based compensation expense	1,679	—	—	1,679
Net loss	—	(68,025)	—	(68,025)	$(68,025)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	6,396	6,396	6,396

Total comprehensive loss	—	—	—	—	$(61,629)

Balance, April 30, 2009	$279,444	$(217,219)	$3,828	$66,310

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended April 30,
	2007	2008	2009
Cash Flows from Operating Activities:
Net loss	$(17,883)	$(7,835)	$(68,025)
Loss from discontinued operations, net	1,691	1,705	11
Loss on disposal of discontinued operations, net	717	2,113	34
Adjustments to reconcile net loss to net cash provided by operating activities—
Gain on sale of equipment	(806)	(387)	(352)
Depreciation and amortization	70,748	77,769	72,677
Depletion of landfill operating lease obligations	7,021	6,010	6,416
Goodwill impairment charge	—	—	55,286
Environmental remediation charge	—	—	4,356
Hardwick impairment and closing charges	26,892	1,400	—
Development project charges	752	534	355
Income from assets under contractual obligation	(190)	(1,605)	(162)
Preferred stock dividend (included in interest expense)	—	1,038	—
Amortization of premium on senior notes	(579)	(625)	(675)
Maine Energy settlement	—	(2,142)	—
Loss (income) from equity method investments	(1,051)	6,077	2,157
Stock-based compensation	702	1,376	1,679
Excess tax benefit on the exercise of stock options	—	(103)	(162)
Deferred income taxes	(11,246)	(2,373)	8,806
Changes in assets and liabilities, net of effects of acquisitions and divestitures—
Accounts receivable	(5,076)	(1,476)	11,024
Accounts payable	6,440	(470)	(17,117)
Restricted cash liquidation	—	—	13,974
Prepaid expenses, inventories and other assets	(918)	439	3,651
Accrued expenses and other liabilities	3,263	(10,255)	(16,413)

	95,952	75,207	145,500

Net Cash Provided by Operating Activities	80,477	71,190	77,520

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,750)	(11,881)	(2,394)
Additions to property, plant and equipment—growth	(36,738)	(18,950)	(10,570)
—maintenance	(64,107)	(54,224)	(47,166)
Payments on landfill operating lease contracts	(4,995)	(7,143)	(5,102)
Proceeds from divestitures	7,383	2,373	670
Proceeds from sale of equipment	1,708	2,634	1,514
Restricted cash from revenue bond issuance	5,535	—	—
Investment in unconsolidated entities	(4,378)	(156)	(2,530)
Proceeds from assets under contractual obligation	1,072	1,660	162

Net Cash Used In Investing Activities	(97,270)	(85,687)	(65,416)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	267,525	301,200	127,600
Principal payments on long-term debt	(244,171)	(223,067)	(142,003)
Deferred financing costs	(582)	(554)	(348)
Redemption of Series A redeemable, convertible preferred stock	—	(75,056)	—
Proceeds from exercise of stock options	1,608	1,367	1,462
Excess tax benefit on the exercise of stock options	—	103	162

Net Cash (Used in) Provided by Financing Activities	24,380	3,993	(13,127)

Discontinued Operations:
Provided by (Used in) Operating Activities	(667)	402	47
Provided by (Used in) Investing Activities	(1,979)	550	—

Cash Provided by (Used in) Discontinued Operations	(2,646)	952	47

Net (decrease) increase in cash and cash equivalents	4,941	(9,552)	(976)
Cash and cash equivalents, beginning of period	7,425	12,366	2,814

Cash and cash equivalents, end of period	$12,366	$2,814	$1,838

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Twelve Months Ended April 30,
	2007	2008	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$34,307	$40,792	$40,623
Income taxes, net of refunds	$2,708	$1,426	$332
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations—
Fair value of assets acquired	$3,420	$12,305	$2,466
Cash paid, net	(2,750)	(11,881)	(2,394)

Notes payable, liabilities assumed and holdbacks to sellers	$670	$424	$72

Note receivable recorded upon divestiture	$—	$2,500	$—

Property, plant and equipment acquired through financing arrangements	$—	$3,612	$14,115

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.     ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Organization

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

Basis of Presentation and Liquidity

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company had a net working capital deficit of $522,887 at April 30, 2009 compared to a net working capital deficit of $20,153 at April 30, 2008. The main factor accounting for the decrease in net working capital was the classification of the Company's senior secured credit facility and senior subordinated notes as current debt. As discussed further in Note 11, the Company's senior secured credit facility, including the revolving credit facility and Term B loan, are scheduled to expire on April 28, 2010. The Company has received a waiver as discussed below of various covenants under the senior secured credit facility which is in effect through July 31, 2009. If the Company is unsuccessful in refinancing before this date, it is likely that the Company will be in default under our senior secured credit facility. Default of the credit facility may trigger default under the senior subordinated notes which would result in an accelerated redemption of the notes. For this reason, the Company has classified the senior subordinated notes as current debt as of April 30, 2009.

        Given the impending expiration of the senior secured credit facility, the Company plans to refinance in the first quarter of fiscal year 2010. The Company anticipates that the refinancing will be effected through a combination of a revolving credit facility, term loan B and secured bond or other offering, depending on market conditions. The refinancing will be at terms reflective of the distressed credit markets which will increase the Company's future debt service costs. The Company may also seek alternative sources of capital. The Company cannot be certain that it will be successful in refinancing its debt and may not have access to the amount of capital it requires, on favorable terms or at all. As the Company would not be able to repay its senior secured credit facility obligations in accordance with the contractual terms without either refinancing this debt or obtaining additional debt or equity, the Company's independent registered public accounting firm has issued an opinion on the Company's fiscal year 2009 consolidated financial statements that includes an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern.

        The senior revolving credit facility agreement contains covenants that may limit the Company's activities including covenants that forbid the payment of dividends on common stock. As of April 30, 2009, these covenants restricted capital expenditures to 1.75 times depreciation and landfill amortization, set a minimum net worth requirement of $95,195, a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.25 and a maximum senior funded debt to consolidated EBITDA ratio of 3.35. In anticipation of the possibility that the Company would be required to record non-cash charges, including a goodwill impairment charge, in the Company's financial statements for the year ended April 30, 2009, the Company sought and received a waiver from our lenders on June 3, 2009 of various covenants under this credit facility which the

Company would have otherwise breached as a result of such non-cash charges. The lenders have given the Company a waiver with respect to this and other non-cash charges; however, the waiver is only applicable to the Company's April 30, 2009 financial statements and will remain in effect through July 31, 2009. The waiver does not include a waiver of the Company's financial covenant compliance for the quarter ended July 31, 2009 and accordingly, if the Company is unable to complete its refinancing by that date, it is likely that the Company will be in default under its senior secured credit facility unless the Company seeks another waiver.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the Company's significant accounting policies follows:

(a)   Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries and complies with Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003) ("FIN 46"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

  Landfill Development Costs

        The Company estimates the total cost to develop each of its landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Interest capitalized for the years ended April 30, 2007, 2008 and 2009 was $1,397, $1,304 and $230 respectively.

        Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to income based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills' permitted and expansion capacity.

        The Company applies the following guidelines in determining a landfill's remaining permitted and expansion airspace:

        Remaining Permitted Airspace—The Company's engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at its landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

        Expansion Airspace—The Company includes currently unpermitted expansion airspace in its estimate of remaining permitted and expansion airspace in certain circumstances. To be considered expansion airspace all of the following criteria must be met:

  •
  the Company controls the land on which the expansion is sought;

  •
  all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained;

  •
  the Company has not identified any legal or political impediments which it believes will not be resolved in its favor;

  •
  the Company is actively working on obtaining any necessary permits and it expects that all required permits will be received; and

  •
  senior management has approved the project.

        For unpermitted airspace to be initially included in the Company's estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by the Company's engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When the Company includes the expansion airspace in its calculation of remaining permitted and expansion airspace, it also includes the projected costs for development, as well as the projected asset retirement cost related to capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

        After determining the costs and remaining permitted and expansion capacity at each of its landfills, the Company determines the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. The Company calculates per ton amortization rates for each landfill for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

  Landfill Capping, Closure and Post-Closure Costs

        The following is a description of the Company's asset retirement activities:

        Capping Costs—Capping includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill. The Company's engineering personnel estimate the cost for each capping event based on the acreage to be capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

        Closure and Post-Closure—Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. The Company estimates, based on input from its engineers, accounting personnel and consultants, its future cost requirements for closure and post-closure monitoring and maintenance based on its interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, the Company considers costs associated with permitted and permittable airspace.

        The Company's estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today's dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.8% and 3.0% for fiscal years 2008 and 2009, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at April 30, 2009 is between 8.6% and 9.1%, the range of the credit adjusted risk free rates effective since the adoption of SFAS 143 in fiscal year 2004. Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, the Company accretes its capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $2,253, $3,010 and $3,208 in fiscal years 2007, 2008 and 2009, respectively.

        The Company provides for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

        The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2008 and 2009 totaled $98,273 and $112,703 respectively. Letters of credit securing closure and post-closure obligations at April 30, 2008 and 2009 totaled $1,752 and $1,752 respectively (see Note 5 for amounts related to restricted cash).

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

  Environmental Remediation Liabilities

        The Company's environmental liabilities are accounted for in accordance with SFAS No.5, Accounting for Contingencies ("SFAS No. 5") and SOP No. 96-1, Environmental Remediation Liabilities ("SOP 96-1"). The recorded liabilities represents the Company's estimate of the most likely outcome of the matters for which the Company has determined liability is probable. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company estimates costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where the Company believes that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, the Company inflates the cost in current dollars until the expected time of payment and discounts the cost to present value.

  Goodwill and Other Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and annually assess goodwill impairment at the end of the fourth quarter of the Company's fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which the Company has determined to be our geographic operating segments and FCR, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. The Company tests goodwill at this reporting unit level because the business is managed and reported at this level. If the fair value is less than its carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

        To determine the fair value of each of the Company's reporting units as a whole the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's discounted cash flow analyses are based on financial forecasts developed internally by management. The Company's discount rate assumptions are based on an assessment of the Company's risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the Company's determined fair values of the Company's reporting units, the Company evaluates its results against its current market capitalization.

        In addition, the Company would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

  •
  A significant adverse change in legal status or in the business climate,

  •
  An adverse action or assessment by a regulator,

  •
  A more likely than not expectation that a segment or a significant portion thereof will be sold,

  •
  The testing for recoverability under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within the segment.

        In connection with its annual fair value test of goodwill, performed at the end of the fourth quarter of fiscal year 2009, the Company's step one analysis indicated that the fair value of its Eastern region reporting segment was less than its carrying value and proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region reporting segment to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result, the Company recognized a non-cash charge of $55,286, in the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region reporting segment goodwill. See Note 7 for further details.

  Recovery of Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144") we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

  Bad Debt Allowance

        Estimates are used in determining the Company's allowance for bad debts and are based on its historical collection experience, current trends, credit policy and a review of its accounts receivable by aging category. The Company's reserve is evaluated and revised on a monthly basis.

  Self-Insurance Liabilities and Related Costs

        The Company is self insured for vehicles and worker's compensation. The Company's maximum exposure in fiscal 2009 under the worker's compensation plan is $1,000 per individual event, after which reinsurance takes effect. The Company's maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in the Company's consolidated balance sheet as an accrued liability. The Company uses a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company's self insurance reserves totaled $12,129 and $11,181 at April 30, 2008 and 2009, respectively.

  Income Tax Accruals

        The Company uses estimates to determine its provision for income taxes and related assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets. The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No.109"). Under SFAS No. 109, deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making this determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it will make an adjustment to the valuation allowance which would reduce the provision for income taxes.

        The Company accounts for income tax uncertainties under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes("FIN No. 48"), which provides guidance on the recognition, de-recognition and measurement of potential tax benefits associates with tax positions. The Company recognizes interest and penalties relating to income tax matters as a component of income tax expense. For additional information regarding FIN No. 48, see Note 17.

  Loss Contingencies

        The Company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. Consistent with SFAS No. 5, the Company determines whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. The Company analyzes its litigation and regulatory matters based on available information to assess the potential liabilities. Management's assessment is developed based on an analysis of possible outcomes under various strategies. The Company accrues for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, the Company will disclose the potential range of the loss, if estimable. The Company records losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

  Stock-Based Compensation

        Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of APB No. 25 and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Prior periods are not restated.

        Consistent with prior years, the Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements.

(c)   Revenue Recognition

        The Company recognizes collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

        Revenues from the sale of electricity to utilities by the Company's waste-to-energy facility are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered. Contractual rental payments associated with power purchase agreements accounted for as embedded operating leases are recognized on a straight line basis over the life of the power purchase agreement.

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

(d)   Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and derivative instruments. The carrying values of these financial instruments approximate their respective fair values. At April 30, 2009, the fair market value of the Company's fixed rate debt, was approximately $166,481. At April 30, 2009, the fair market value of the Company's senior secured credit facility which includes the revolving credit facility and term B loan was approximately $310,788. See Note 11 for the terms and carrying values of the Company's various debt instruments.

(e)   Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)    Inventory

        Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $3,876 and $3,114 at April 30, 2008 and 2009, respectively.

(g)   Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows (See Note 6):

Asset Classification	Estimated Useful Life
Buildings	25-30 years
Machinery and equipment	5-10 years
Rolling stock	5-10 years
Containers	5-12 years
Furniture and Fixtures	3-8 years

        Building improvements are amortized over a ten year period or the remaining life of the building, whichever is shorter. Machinery and equipment includes landfill equipment, balers and shredders with useful lives ranging from eight to ten years and maintenance equipment with useful lives ranging from five to ten years. Rolling stock includes collection vehicles, trailers and automobiles with useful lives ranging from five to ten years. Containers include steel containers in a variety of sizes generally ranging from two to forty cubic yards with estimated useful lives of ten to twelve years. Containers also include residential carts and recycling bins with useful lives of five to ten years. The cost of maintenance and repairs is charged to operations as incurred.

(h)   Intangible Assets

        Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years (See Note 7).

        Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at each fiscal year end. The Company evaluates goodwill for impairment based on fair value of each operating segment. The Company estimates fair value based on net future cash flows discounted using an estimated risk adjusted discount rate. The Company measures impairment if the net book value of the operating segment exceeds the fair value based upon the discounted future cash flows.

(i)    Investments in Unconsolidated Entities

        The Company entered into an agreement in July 2000 with Louisiana-Pacific ("LP") to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC

("GreenFiber") under a joint venture agreement effective August 1, 2000. The Company's investment in GreenFiber amounted to $29,571 and $26,723 at April 30, 2008 and 2009, respectively.

        On August 15, 2008, the Company made a $2,500 equity contribution to GreenFiber to support a refinancing of GreenFiber's existing revolving credit facility. LP made the same equity contribution resulting in no change to the Company's ownership in GreenFiber. The Company will continue to account for its 50% ownership in GreenFiber using the equity method of accounting.

        In addition, the Company and LP issued a joint and several guarantee of up to $2,000 to support the refinancing of a GreenFiber term loan. The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan. As of April 30, 2009, the Company has recorded $75 as the fair value of the guarantee.

        Summarized financial information for GreenFiber is as follows:

	April 30, 2008	April 30, 2009
Current assets	$23,095	$22,326
Noncurrent assets	69,681	63,529
Current liabilities	16,229	14,576
Noncurrent liabilities	$17,365	$16,324

	Fiscal Year Ended April 30,
	2007	2008	2009
Revenue	$186,284	$151,635	$129,810
Gross profit	44,421	24,335	24,619
Net (loss) income	$4,227	$(8,103)	$(4,315)

        In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC ("RecycleBank"), a company that markets an incentive based recycling service, for total consideration of $3,000. During fiscal year 2007, RecycleBank borrowed $2,000 from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company's investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing the Company's total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, RecycleBank completed an equity offering to third party investors that reduced the Company's common share interest to 16.2%. As a result of an internal reorganization by RecycleBank, the Company's investment is now held in RecycleRewards, Inc. ("RecycleRewards") the parent entity of RecycleBank. The Company's investment in RecycleRewards amounted to $4,389 and $4,416 at April 30, 2008 and 2009, respectively. Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008 the Company accounted for this investment under the equity method of accounting. The Company recognized equity losses associated with its investment in RecycleRewards amounting to $1,063 and $2,025 in fiscal years 2007 and 2008, respectively.

        In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company ("Evergreen"), a surety company which provides surety bonds to the Company, for total consideration of $5,329. In December, 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306. The Company's investment in Evergreen amounted to $10,657 at April 30, 2008 and 2009. The Company accounts for its investment in Evergreen under the cost method of accounting.

(j)    Comprehensive Loss

        Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of changes in the fair value of the Company's interest rate derivative and commodity hedge agreements, marketable securities as well as the Company's portion of the changes in the fair value of GreenFiber's commodity hedge agreements.

        Other comprehensive income (loss) for the fiscal years ended April 30, 2007, 2008 and 2009 are shown as follows:

	Fiscal Year Ended April 30,
	2007			2008			2009
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
Changes in fair value of marketable securities during the period	$181	$63	$118	$228	$80	$148	$(26)	$(10)	$(16)
Reclassification to earnings for marketable securities	—	—	—	—	—	—	(208)	(73)	(135)
Change in fair value of interest rate derivatives and commodity hedges during period	(1,909)	(778)	(1,131)	(5,772)	(2,325)	(3,447)	10,150	4,087	6,063
Reclassification to earnings for interest rate derivative ineffectiveness	—	—	—	—	—	—	963	386	577
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(241)	(94)	(147)	2,896	1,164	1,732	(138)	(45)	(93)

	$(1,969)	$(809)	$(1,160)	$(2,648)	$(1,081)	$(1,567)	$10,741	$4,345	$6,396

        The components of accumulated comprehensive income (loss) for the fiscal years ended April 30, 2008 and 2009 are shown as follows:

	April 30, 2008			April 30, 2009
	Gross	Tax	Net	Gross	Tax	Net
Interest Rate Derivatives	$(3,025)	$1,224	$(1,801)	$(28)	$11	$(17)
Commodity Hedge Contracts	(1,530)	619	(911)	6,448	(2,597)	3,851
Marketable Securities	222	(78)	144	(11)	5	(6)

Accumulated other comprehensive income (loss)	$(4,333)	$1,765	$(2,568)	$6,409	$(2,581)	$3,828

(k)   Earnings per Share

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

(l)    Accounting for Derivatives and Hedging Activities

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

        The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to balance fixed and floating rate debt interest risk in accordance with management's criteria. The Company's outstanding derivative agreements at April 30, 2009 have a total notional value of $165.0 million and require the Company to pay interest based on changes in LIBOR and receive interest at a fixed rate of approximately 4.55%. The Company's derivative agreements mature in May 2009.

        In accordance with SFAS No. 133, for those interest rate derivatives deemed to be effective cash flow hedges, the changes in fair value have been recorded in stockholders' equity as components of accumulated other comprehensive income (loss).

        During the fourth quarter of fiscal year 2009, the Company chose to renew certain variable rate borrowings against which specific derivative contracts were designated against as cash flow hedges at terms that differed from the underlying derivative contracts. Pursuant to SFAS No. 133, the Company deemed these derivative contracts to be ineffective as cash flow hedges. The ineffective portion of the change in fair value as of April 30, 2009 has been recorded in interest expense in the Company's consolidated statements of operations and amounted to $963.

        The Company's strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. The Company has entered into twenty-five commodity hedges, which expire at various times between June 2009 and December 2011. The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, therefore the changes in fair value have been recorded in stockholders' equity as components of accumulated other comprehensive income (loss).

(m)  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. For the years ended April 30, 2008 and 2009, no single group or customer represents greater than 2.85% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company may also use credit insurance from time to time. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate derivative and commodity price hedge agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the credit worthiness of the counterparties.

3.     NEW ACCOUNTING STANDARDS

        Effective May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157") as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted this statement on May 1, 2008, but it did not have any impact on the Company's financial position or results of operations as the Company did not make any fair value elections under this standard.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption of this statement on the Company's Consolidated Financial Statements is dependent on the nature and volume of future acquisitions, and, therefore, cannot be determined at this time.

        In March 2008, the FSB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the adoption will have no impact on the Company's financial position, results of operations or cash flows.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS No. 142-3"). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS

No. 142"). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on its financial position or results of operations.

4.     BUSINESS COMBINATIONS

        The Company acquired thirteen, five and three solid waste hauling operations in fiscal years ended April 30, 2007, 2008 and 2009, respectively, in transactions accounted for as purchases. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. In addition to these purchase transactions, in fiscal year 2008, the Company made a final earnout payment of $11,136 to the members of Blue Mountain Recycling, LLC which was acquired in fiscal year 2006. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2008	2009
Property, plant and equipment	$19	$596
Goodwill	11,260	1,508
Intangible assets	1,026	281
Current assets	—	81
Current liabilities	—	(72)
Other non-current liabilities	(424)	—

Total	$11,881	$2,394

        The following unaudited pro forma combined information shows the results of the Company's continuing operations for the fiscal years ended April 30, 2008 and 2009 as though each of the acquisitions completed in the fiscal years ended April 30, 2008 and 2009 had occurred as of May 1, 2007.

	Fiscal Year Ended April 30,
	2008	2009
Revenue	$583,737	$555,196
Operating (loss) income	43,314	(18,229)
Net loss	(7,586)	(67,956)
Diluted net loss per common share	$(0.30)	$(2.66)
Weighted average diluted shares outstanding	25,382	25,584

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

	April 30,
	2008	2009
Current:
Landfill closure	$75	$76
Insurance	—	432
Other	20	—

Total	$95	$508

Non Current:
Insurance	$13,494	$—
Landfill closure	69	127

Total	$13,563	$127

        Included in non current restricted assets at April 30, 2008 are investments in fixed-maturity securities associated with collateral for the Company's financial obligations relative to its self insurance claims liability. During fiscal year 2009, the underlying trust which held these investments was replaced with an irrevocable letter of credit and the investments were sold. At April 30, 2009, current restricted cash included $432 held in cash and cash equivalents as collateral for the Company's financial obligations relative to its self insurance claims liability. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of fixed-maturity securities by major security type at April 30, 2008 are as follows:

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

        The following tables show the estimated fair values and gross unrealized losses aggregated by security types and length of time securities have been in a continuous unrealized loss position, as of April 30, 2008:

	April 30, 2008
	Fewer than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government agencies	$1,068	$(10)	$—	$—	$1,068	$(10)
Obligations of Government sponsored enterprises	209	(1)	—	—	209	(1)
Corporate debt securities	840	(7)	399	(7)	1,239	(14)

Totals	$2,117	$(18)	$399	$(7)	$2,516	$(25)

6.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at April 30, 2008 and 2009 consist of the following:

	April 30,
	2008	2009
Land	$21,770	$21,910
Landfills	334,115	363,107
Landfill operating lease contracts	71,995	77,096
Buildings and improvements	113,974	129,115
Machinery and equipment	232,068	248,065
Rolling stock	138,867	138,464
Containers	59,859	62,555

	972,648	1,040,312
Less: accumulated depreciation and amortization	484,620	549,952

	$488,028	$490,360

        Depreciation expense for the fiscal years ended April 30, 2007, 2008 and 2009 was $41,453, $42,001 and $42,301, respectively. Landfill amortization expense for the fiscal years ended April 30, 2007, 2008 and 2009 was $28,452, $35,120 and $29,725, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2007, 2008 and 2009 was $7,021, $6,010 and $6,416, respectively and was recorded in cost of operations.

7.     INTANGIBLE ASSETS AND GOODWILL

        Intangible assets at April 30, 2008 and 2009 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2008
Intangible assets	$15,125	$1,597	$920	$58	$17,700
Less accumulated amortization	(14,189)	(726)	(167)	(10)	(15,092)

	$936	$871	$753	$48	$2,608

Balance, April 30, 2009
Intangible assets	$14,125	$1,597	$920	$424	$17,066
Less accumulated amortization	(13,308)	(817)	(235)	(71)	(14,431)

	$817	$780	$685	$353	$2,635

        Intangible amortization expense for the fiscal years ended April 30, 2007, 2008 and 2009 was $843, $648 and $651, respectively. The intangible amortization expense estimated as of April 30, 2009, for the five fiscal years and thereafter following the fiscal year ended April 30, 2008 is as follows:

2010	2011	2012	2013	2014	Thereafter
$513	$402	$323	$266	$218	$913

        The following table shows the activity and balances related to goodwill from April 30, 2007 through April 30, 2009:

	April 30, 2007	Acquisitions	Other(1)	Impairment charge	April 30, 2008
Eastern region	$55,373	$—	$(73)	$—	$55,300
Central region	31,960	9	(9)	—	31,960
Western region	54,715	115	(26)	—	54,804
FCR Recycling	26,950	11,136	(434)	—	37,652

Total	$168,998	$11,260	$(542)	$—	$179,716

	April 30, 2008	Acquisitions	Other(2)	Impairment charge	April 30, 2009
Eastern region	$55,300	$19	$(33)	$(55,286)	$—
Central region	31,960	1,294	(303)	—	32,951
Western region	54,804	195	303	—	55,302
FCR Recycling	37,652	—	(196)	—	37,456

Total	$179,716	$1,508	$(229)	$(55,286)	$125,709

(1)
Consists primarily of a decrease in reserves for uncertain tax positions upon the adoption of FIN No. 48 and a decrease in state tax valuation allowances related to goodwill acquired as part of the KTI acquisition.

(2)
Consists primarily of a decrease in state tax valuation allowances related to goodwill acquired as part of the KTI acquisition as well as the realignment of a division between the Central and Western regions.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company performed its annual assessment of goodwill impairment at the end of the fourth quarter of fiscal year 2009. The first step (defined as "Step 1") of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The Company engaged an independent valuation specialist to assist in testing.

        In the Step 1 testing for goodwill impairment, the Company estimated the fair value of each reporting unit, which the Company determined to be its four operating regions (Eastern, Western, Central and FCR). Effective February 1, 2009 the Company combined the management of the former South Eastern and North Eastern regions into the Eastern region. In conjunction with this combination, Maine Energy, which was formerly a separate reporting unit, was also combined into the Eastern region reporting unit. The estimated fair value of each reporting unit was compared with the carrying value of the equity assigned to each reporting unit. The sum of the fair values of the reporting units was reconciled to the Company's current market capitalization (based on the Company's stock price) plus an estimated control premium. The discounted cash flow method was used to measure the fair value of the Company's equity under the income approach for each reporting unit. Determining the fair value using a discounted cash flow method requires the Company to make significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. The Company's estimates are based upon historical experience, current market trends, projected future volumes and other information. The Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, however different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value were discounted at a risk adjusted discount rate to determine the fair value of the reporting unit. The Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity for the Eastern reporting unit, thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test. The reasons for this outcome were the continued deterioration of the equity and credit markets and the economy and their related impact on (i) the Company's projected near term cash flows, due to lower projected landfill volumes and commodity pricing and (ii) an increase in the Company's risk adjusted discount rate. Holding all other assumptions constant at the test date, a 1.0% increase in the risk adjusted discount rate, applicable to each reporting unit, would have reduced aggregate cash flows by 11.3%.

        The second step (defined as "Step 2") of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in SFAS 142 paragraph 21 was used to estimate the implied fair value of goodwill. If the carrying amount of the Company's goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company estimated the fair value of several tangible and intangible assets during the process that were valued during this process.

Intangible assets included landfill air rights, customer relationships and trade names. For intangible assets, we selected an income approach to value the air rights, customer relationships, and trade names. The landfill air rights and customer relationships were valued using the multi-period excess earnings method under the income approach, which estimates the fair value of the asset by discounting the future projected earnings of the asset to present value as of the valuation date. The trade names were valued using a relief from royalty method. The Step 2 test resulted in the impairment of goodwill in an amount equal to its carrying value of $55,286. As a result the Company recognized a non-cash pre-tax charge of $55,286 for the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill. The Company also performed sensitivity analysis on certain key assumptions in the Step 2 test. Changes in the underlying assumptions were not deemed to have a material impact on the conclusion.

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

        The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership did not initially and have not yet sufficiently transferred to the buyer. The net assets of these operations are disclosed in the balance sheet as "net assets under contractual obligations" and were reduced as payments are made. During the fiscal years ended April 30, 2007, 2008 and 2009, the Company recognized income on the transactions in the amount of $190, $1,605 and $162, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation. Net assets under contractual obligation amounted to $0 at April 30, 2008 and 2009, respectively. Minimum amounts owed to the Company under these notes amounted to $2,076 and $1,884 at April 30, 2008 and 2009, respectively.

9.     ACCRUED CAPPING, CLOSURE AND POST CLOSURE

        Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. The Company estimates its future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 2(l) to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended April 30,
	2008	2009
Beginning balance, May 1	$38,372	$42,129
Obligations incurred(1)	5,848	4,483
Revisions in estimates(2)	1,864	(181)
Accretion expense	3,010	3,208
Payments(3)	(6,965)	(7,749)

Balance, April 30	$42,129	$41,890

    (1)
    The decrease in fiscal year 2009 compared to fiscal year 2008 is due primarily to a decrease in landfill tonnage placed.

    (2)
    The increase in fiscal year 2008 is primarily from capping, closure and post closure costs provided in conjunction with the closure of the Hardwick landfill facility.

    (3)
    The increase in fiscal years 2008 and 2009 is primarily due to payments made in conjunction with the closure of the Hardwick landfill facility.

10.   OTHER ACCRUED LIABILITIES

        Other accrued liabilities, classified as current liabilities, at April 30, 2008 and 2009 consist of the following:

	April 30,
	2008	2009
Self insurance reserve—current portion	$10,231	$9,593
Other accrued liabilities	17,971	12,744

Total other accrued liabilities	$28,202	$22,337

11.   LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt and capital leases as of April 30, 2008 and 2009 consist of the following:

	April 30, 2008	April 30, 2009
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $3,720 and $3,045)	$198,720	$198,045
Senior secured revolving credit facility (the "revolver"), which provides for advances or letters of credit of up to $350,000, due April 28, 2010, bearing interest at LIBOR plus 2.25%, (approximately 2.66% at April 30, 2009 based on one month LIBOR). This loan is secured by substantially all of the assets of the Company	153,500	150,500
Senior secured term B loan (the "term loan") due April 28, 2010, bearing interest at LIBOR plus 2.00% (approximately 2.47% at April 30, 2009 based on three month LIBOR) with principal payments of $900 per year, beginning in July 2007 with the remaining principal balance due at maturity	174,100	173,200
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005, dated December 1, 2005, bearing interest at BMA Index (approximately 0.75% at April 30, 2009) enhanced by an irrevocable, transferable direct-pay letter of credit (2.375% at April 30, 2009). Due January 1, 2025	25,000	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 6.75%, due in monthly or annual installments varying to $125, maturing May 2009 through February 2012	1,208	846
Interim financing arrangement with a bank related to certain equipment for up to $10,000 at a rate of LIBOR plus 2.5% (approximately 5.35% at April 30, 2008)	7,561	—
Capital leases for facilities and equipment, bearing interest rates of 6.52% - 7.70%, due in monthly installments varying to $11, expiring September 2009 through April 2013	1,896	1,272

	561,985	548,863
Less—current maturities	2,758	522,467

	$559,227	$26,396

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

        On February 2, 2004, the Company issued an additional $45,000 of 9.75% senior subordinated notes due 2013. The notes were issued at a premium of $6,075, which will be amortized over the life of the notes. Premium amortization of $579, $625 and $675 was recorded to interest expense in fiscal 2007, 2008 and 2009, respectively, using the effective interest rate method.

        On April 29, 2005, the Company entered into a senior credit facility with a group of banks for which Bank of America is acting as agent. The facility originally consisted of a senior secured revolving credit facility in the amount of $350,000. On July 25, 2006, the Company amended the facility to increase the amount of the facility per the original agreement to $450,000. This increase took the form of a $90,000 term loan and an increase of $10,000 to the revolver. The Company further amended the credit facility agreement on May 9, 2007. The amendment increased the allowed borrowings under the facility to $525,000 by increasing the term loan by $85,000 and reducing the revolver by $10,000. Proceeds from the term loan increase were used to pay down amounts drawn on the revolver. The amendment also reset the accordion provision in the agreement to permit an increase in the amount of the facility by an additional $50,000 provided that the Company is not in default at the time of the increase, and subject to the receipt of commitments from lenders for such additional amount. The amendment also modified the definitions of "Consolidated Adjusted Net Income" and "Consolidated Net Worth" to adjust for various non recurring charges incurred or expected to be incurred. The various covenant ratios were revised to provide more flexibility. This credit facility is secured by all of the Company's assets, including the interests in the equity securities of the Company's subsidiaries. The revolving credit facility matures April 2010. Further advances were available under the revolver in the amount of $156,060 and $147,813 as of April 30, 2008 and 2009, respectively. These available amounts are net of outstanding irrevocable letters of credit totaling $40,440 and $51,687 as of April 30, 2008 and 2009. As of April 30, 2008 and 2009 no amounts had been drawn under the outstanding letters of credit.

        The senior revolving credit facility agreement, as amended May 9, 2007, contains covenants that may limit the Company's activities including covenants that forbid the payment of dividends on common stock. As of April 30, 2009, these covenants restricted capital expenditures to 1.75 times depreciation and landfill amortization, set a minimum net worth requirement of $95,195, a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.25 and a maximum senior funded debt to consolidated EBITDA ratio of 3.35. In anticipation of the possibility that we would be required to record non-cash charges, including a goodwill impairment charge, in our financial statements for the year ended April 30, 2009, we sought and received a waiver from our lenders on June 3, 2009 of various covenants under this credit facility which we would have otherwise breached as a result of such non-cash charges. The lenders have given us a waiver with respect to this and other non-cash charges; however, the waiver is only applicable to our April 30, 2009 financial statements and will remain in effect through July 31, 2009. The waiver does not include a waiver of the Company's financial covenant compliance for the quarter ended July 31, 2009 and accordingly, if we are unable to complete our refinancing by that date, it is likely we will be in default under our senior secured credit facility and would seek another waiver.

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

        The Company is party to three separate interest rate swap agreements with three banks for a notional amount of $105,000. Two agreements, for a notional amount of $75,000, effectively fix the interest index rate on the notional amount at 4.55% from May 2008 through May 2009. The remaining agreement for a notional amount of $30,000 effectively fixes the interest rate index at 4.74% from November 2007 through May 2009.

        As of April 30, 2009, interest rate swap agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Receive	Pay	Range of Agreement
Bank A	$30,000	LIBOR	4.740%	November 2007 to May 2009
Bank B	$25,000	LIBOR	4.675%	May 2008 to May 2009
Bank C	$50,000	LIBOR	4.4825%	May 2008 to May 2009

        The Company is party to two separate interest rate zero-cost collars with two banks for a notional amount of $60,000. The collars have an interest index rate cap of 6.00% and an interest index rate floor of approximately 4.48% and are effective from November 6, 2006 through May 5, 2009.

        As of April 30, 2009, interest rate collar agreements in notional amounts and with terms as set forth in the following table were outstanding:

Bank	Notional Amounts	Floor Rate	Cap Rate	Range of Agreement
Bank D	$20,000	4.480%	6.000%	November 2006 to May 2009
Bank E	$40,000	4.480%	6.000%	November 2006 to May 2009

        In accordance with SFAS 133, for those interest rate derivatives deemed to be effective cash flow hedges, the changes in fair value have been recorded in stockholders' equity as components of accumulated other comprehensive income (loss). The ineffective portions of the changes in fair value as of April 30, 2009 have been recorded in interest expense in the Company's consolidated statements of operations and amounted to $963.

        As of April 30, 2009, debt and capital leases mature as follows:

Fiscal Year Ended April 30,
2010(1)	$522,467
2011	649
2012	460
2013	287
2014	—
Thereafter	25,000

$548,863

    (1)
    Includes unamortized premium of $3,045.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157") as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.

        SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

        The Company's financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments as well as certain investments included in restricted assets. The Company's restricted assets measured at fair value include investments in fixed-maturity securities which serve as collateral for the Company's self-insurance claims liability, self-insurance reserves and landfill post closure obligations.

        The Company's derivative instruments include interest rate swaps and collars along with commodity hedges. The Company uses interest rate derivatives to hedge the risk of adverse movements in interest rates. The fair value of these cash flow hedges are based primarily on the LIBOR index. The Company uses commodity hedges to hedge the risk of adverse movements in commodity pricing. The fair value of these hedges is based on futures pricing in the underlying commodities.

        The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company's financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability. As of April 30, 2009, the Company's assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Commodity derivatives	$—	$8,937	$—

Total	$—	$8,937	$—

Liabilities:
Interest rate derivatives	$—	$86	$—

Total	$—	$86	$—

13.   COMMITMENTS AND CONTINGENCIES

(a)   Leases

        The following is a schedule of future minimum operating lease and finance lease obligation payments, together with the present value of the net minimum lease payments under finance lease obligations, as of April 30, 2009:

	Operating Leases	Financing Lease Obligations
Fiscal Year Ended April 30,
2010	$12,869	$2,322
2011	29,144	2,322
2012	12,633	2,322
2013	8,604	2,322
2014	8,066	2,322
Thereafter	86,253	6,085

Total minimum lease payments	$157,569	17,695

Less—amount representing interest		4,070

		13,625
Less—current maturities of capital lease obligations		1,344

Present value of long term capital lease obligations		$12,281

        The Company leases real estate and equipment under leases that qualify for treatment as capital leases. On July 31, 2008, the Company completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company. The financing has a seven year term at a fixed rate of interest (approximately 7.1%). The assets related to these obligations have been capitalized and are included in property and equipment at April 30, 2008 and 2009 in the amount of $0 and $14,115, respectively.

        The Company leases operating facilities and equipment under operating leases with monthly payments varying to $57. Future minimum lease payments under these operating leases include the effect of escalation clauses, lease concessions and capital project funding, as applicable. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $5,368, $6,070 and $8,038 in fiscal years ended April 30, 2007, 2008 and 2009, respectively.

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

        In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments are amortized and charged to cost of operations over the life of the contract. The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed i.e. as tons are placed into the landfill. The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $7,021, $6,010 and $6,416 in fiscal years ended April 30, 2007, 2008 and 2009, respectively.

(b)   Legal Proceedings

  North Country Landfill Expansion

        The North Country Environmental Services, Inc. ("NCES") landfill located in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and C&D material. Since the purchase of this landfill in 1994, the Company has experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, the Company has been required to assert its rights through litigation in the New Hampshire court system. In August 2005, the Company received approval for additional permitted capacity within the original 51 acres, which the Company expects to last into fiscal year 2010. The Company believes that the site also includes, as expansion airspace, an additional 1.3 million cubic yards within the existing 51 acre footprint.

        A significant portion of NCES's Stage IV expansion as originally designed and approved by the New Hampshire Department of Environmental Services ("NHDES"), was to lie to the north of the 51 acres. With respect to expansion to the north of the 51 acres, the Supreme Court remanded four issues to the Superior Court for further proceedings. On April 25, 2005, the Superior Court rendered summary judgment in NCES's favor on two of the four issues, leaving the other two issues for trial. The two issues that were decided on summary judgment remain subject to appeal by the Town. In March of 2005, the Town adopted a new zoning ordinance that prohibited landfilling outside of a new zoning district which corresponded to the 51 acres. The Town then amended its pleadings to seek a declaration that the new ordinance was valid. The parties each filed motions for partial summary judgment. Following the Superior Court's decisions on those motions, the validity of the new ordinance remained subject to trial based on two defenses raised by NCES.

        On March 30, 2007, NCES applied to the NHDES for a permit modification under which all Stage IV capacity (denominated "Stage IV, Phase II") would be relocated within the 51 acres. That application was superseded by a new application, filed by NCES on November 30, 2007, that proposed to bring all berms along the perimeter of the landfill's footprint within the 51 acres as well. NCES sought a stay of the litigation on the ground that, if NHDES were to grant the permit modification, there would be no need for NCES to expand beyond the 51 acres for eight or more years, and the case could be dismissed as moot or unripe. The Superior Court granted the stay pending a decision by NHDES. NHDES denied the application on December 12, 2008. NCES filed an administrative appeal of this decision as well as a declaratory relief action challenging the legal grounds upon which NHDES relied in the decision. NCES also filed a revised application with NHDES on February 12, 2009 addressing one of the two issues NHDES identified as the bases for denying the November 30, 2007 application. NCES sought a renewal of the stay of the litigation on the same grounds upon which it sought and obtained a stay previously, and the Superior Court granted this motion on February 13, 2009.

        NHDES summarily denied the February 12, 2009 application on March 25, 2009. NCES has sought preliminary and permanent injunctive relief requiring NHDES to resume consideration of the February 12, 2009 application. On June 10, 2009, the Superior Court issued a decision which denied the NHDES's motion to dismiss the NCES application for preliminary and permanent injunctive relief and also denied NCES's motion for preliminary injunction. The Superior Court ordered that a hearing be scheduled for a permanent injunction as soon as the Superior Court docket allowed. NCES has also filed an administrative appeal of the March 25, 2009 decision. The Town has filed an enforcement action against NCES seeking the removal of certain ancillary landfill structures to the north of the 51 acres. NCES has answered and generally denied the allegations of the Town's petition.

        In the event that the Company is unsuccessful obtaining the permits, the Company would assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of April 30, 2009 was approximately $6,222). The Company would also assess the need for additional closure and post-closure charges.

  GR Technologies, Inc. Litigation

        The Company, on behalf of itself, its subsidiary FCR, LLC ("FCR"), and as a Majority Managing Member of Green Mountain Glass, LLC ("GMG"), initiated a declaratory judgment action against GR Technologies, Inc. ("GRT"), Anthony C. Lane and Robert Cameron Billmyer ("the Defendants") on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken. The Rutland Superior Court issued a decision on February 10, 2009 ordering that a suit for dissolution must be heard in the Delaware Chancery Court as opposed to Rutland Superior Court, and the Company has brought such an action and will ask that the Delaware hearing be held expeditiously.

        All litigation is in discovery stages and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that the litigation, regardless of its outcome, will not have a material adverse affect on the Company's financial condition, results of operations or cash flows.

  New York Department of Labor Prevailing Wage Dispute

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

  Southbridge Landfill Site Assignment Appeal

        On June 9, 2008, the Southbridge Board of Health ("Southbridge BOH") issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 ("2008 Site Assignment") granting the Company's subsidiary, Southbridge Recycling and Disposal Park, Inc. ("SRD"), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the "Landfill"). The 2008 Site Assignment allows SRD, subject to numerous conditions, to reallocate to MSW, construction and demolition tonnage capacity currently accepted at SRD's Construction and Demolition Processing Facility located adjacent to the Landfill. This would allow the Landfill to accept up to a maximum of 405,600 tons of MSW per year, including the right to import MSW to the Landfill without regard for geographic origin.

        On or about July 14, 2008, the Sturbridge Board of Health ("Sturbridge BOH"), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the "Appeal"). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of fifty thousand dollars ($50,000). The escrow account will serve as a source for funds to cover the costs of SRD installing a "sentinel" downgradient well to the Landfill for tests to be conducted by and results provided to the Sturbridge BOH pursuant to an environmental plan that is a condition of the 2008 Site Assignment, and for related monitoring costs to be incurred by the Sturbridge BOH in connection therewith.

        The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10 citizen groups remain as participants in the Appeal. A Motion to Dismiss filed by SRD and the Southbridge BOH in August 2008 was denied on February 4, 2009. SRD filed its answer on February 17, 2009. On April 17, 2009, Plaintiff's Motion to Expand the Record filed on November 21, 2008 was largely dismissed by the Court (with the exception of one record); on May 1, 2009, Plaintiffs subsequently filed a Motion to Reconsider the court's decision to dismiss. The court dismissed Plaintiff's Motion to Reconsider on May 20, 2009. While it is too early to assess the outcome of the Appeal, SRD will continue to aggressively defend the Appeal.

  Blue Mountain Recycling Class Action Litigation

        In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC ("BMR") and the Company, alleging discriminatory hiring practices at BMR's facility in Philadelphia. A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission. BMR and the Company deny all allegations, and while it is too early to assess the outcome of these actions, BMR and the Company will continue to aggressively defend this matter.

  Other

        The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

        The Company offers no prediction of the outcome of any of the proceedings or negotiations described above. The Company is vigorously defending each of these lawsuits and other matters. However, there can be no guarantee the Company will prevail or that any judgments against the

Company, if sustained on appeal, will not have a material adverse effect on the Company's business, financial condition or results of operations or cash flows.

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

        On December 20, 2000, the State of New York Department of Environmental Conservation ("DEC") issued an Order on Consent ("Order") which named Waste-Stream, Inc. ("WSI"), a Casella subsidiary, General Motors Corporation ("GM") and Niagara Mohawk Power Corporation ("NiMo") as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study ("the Study"). A draft of the Study was submitted to DEC in January 2009 by the consulting firm hired by the Respondents. The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2011. WSI is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement. Based on these estimates, the Company recorded an environmental remediation charge of $2,823 in third quarter of fiscal 2009. In the fourth quarter the Company recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. Such costs could be significantly higher if costs exceed estimates, one or more of the other responsible parties are not able to meet their obligation, or one or more of the other responsible parties declared bankruptcy. The Company inflates the cost (3.0% in fiscal year 2009) in current dollars until the expected time of payment and discounts the cost to present value using an appropriate discount rate (average of 6.6%. in fiscal year 2009).

        The payments the Company expects to make for each of the five succeeding years and the aggregate amount thereafter are as follows (in thousands):

Fiscal Year Ended April 30,
2010	$290
2011	2,769
2012	720
2013	26
2014	42
Thereafter	752

Total	$4,599

        A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the statements of financial position is as follows (in thousands):

Reconcilation of Undiscounted Amount to Liability
Undiscounted Liability	$4,599
Less Discount	(581)

Liability Balance—April 30, 2009	$4,018

        Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not presently aware of any other situations that it expects would have a material adverse impact on its business, financial condition, results of operations, or cash flows.

(d)   Employment Contracts

        The Company has entered into employment contracts with four of its senior officers. Contracts are dated June 18, 2001, January 8, 2008, January 9, 2008 and December 18, 2008, respectively. Each contract has an initial three year term and a covenant not to compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,251. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. The Company also has other employment contracts or arrangements with employees who are not senior officers.

(e)   Maine Energy

        During the first quarter of fiscal year 2008, the Company resolved all outstanding litigation regarding Maine Energy and certain municipalities and agreed to settlements absolving the Company from any further residual cancellation payment obligations. The Company provided for the residual cancellation payment obligations to the City of Biddeford and the City of Saco in a prior year in an amount sufficient to cover the settlements. The Company recognized income in the amount of $2,142 in fiscal year 2008 as other income related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between Maine Energy and the fifteen municipalities which were party to the agreements. This matter is now resolved.

14.   PREFERRED STOCK

        The Company is authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2008 and 2009, the Company had zero shares issued. The Company redeemed 56 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock) on August 11, 2007.

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

        The Company accrued $3,588 as dividends in the fiscal year ended April 30, 2007.

15.   STOCKHOLDERS' EQUITY

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

(b)   Stock Warrants

        At April 30, 2008, there were outstanding warrants to purchase 74 shares of the Company's Class A Common Stock, respectively, at exercise prices between $18.14 and $43.63 per share, based on the fair value of the underlying common stock at the time of the warrants' issuance. The warrants expired in November 2008.

(c)   Stock Incentive Plans

        On July 31, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. As of April 30, 2008, options to purchase 3,402 shares of Class A Common Stock at a weighted average exercise price of $12.87 were outstanding under the 1997 Plan. As of April 30, 2009, options to purchase 3,021 shares of Class A Common Stock at a weighted average exercise price of $12.23 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

        On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provided for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2008 options to purchase 174 shares of Class A Common Stock at a weighted average exercise price of $12.18 were outstanding. As of April 30, 2009 options to purchase 140 shares of Class A Common Stock at a weighted average exercise price of $11.62 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

        On October 10, 2006, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan"). Up to an aggregate amount equal to the sum of: (i) 1,275 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), of which 275 are reserved for issuance to non-employee directors pursuant to the formula grants described below, plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company's 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the "Prior Plans") which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2008, options to purchase 208 shares of Class A Common Stock at a weighted average exercise price of $12.55 were outstanding under the 2006 plan. As of April 30, 2009, options to purchase 361 shares of Class A Common Stock at a weighted average exercise price of $9.03 were outstanding under the 2006 Plan.

        During fiscal year 2009, the Company granted performance stock units under the 2006 Plan to certain employees. These performance stock units, each of which represents a share of Class A Common Stock, are subject to vesting, based on the attainment by the Company of a targeted annual return on assets over a three year period. At the one hundred percent level of attainment the grantee pool would be entitled to a total of 231 shares of Class A Common Stock. These units were granted at an average grant date value of $11.44 per share and are unvested and unissued at April 30, 2009. The

Company also granted 25 restricted stock units under the 2006 Plan during fiscal year 2009 that vest based on the passage of time. These shares were granted at a grant date value of $4.05 and are partially vested and unissued at April 30, 2009. The Company granted 11 restricted stock units under this plan in fiscal year 2008.

        On October 14, 2008, the Company granted 27 shares of restricted stock under the 2006 Plan to non-employee directors of the Company. The shares vest over a three year period and were issued at a grant date value of $9.16 per share. These shares are unvested at April 30, 2009 and there were no forfeitures during fiscal year 2009. As of April 30, 2009, awards for up to 1,699 shares of Class A Common stock were available for future grant from the 2006 Plan.

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

        Stock option activity for the fiscal years ended April 30, 2007, 2008 and 2009 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2006	3,430	13.13
Granted	498	12.91
Terminated	(63)	(13.24)
Exercised	(130)	(11.13)

Outstanding, April 30, 2007	3,735	13.17
Granted	396	11.84
Terminated	(255)	(17.10)
Exercised	(94)	(10.82)

Outstanding, April 30, 2008	3,782	12.82
Granted	155	4.33
Terminated	(304)	(20.50)
Exercised	(111)	(9.98)

Outstanding, April 30, 2009	3,522	$11.88

Exercisable, April 30, 2007	3,260	$13.22

Exercisable, April 30, 2008	3,142	$12.93

Exercisable, April 30, 2009	3,036	$12.09

        Set forth below is a summary of options outstanding and exercisable as of April 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.00 - $6.91	175	8.8	$4.30	75	$4.62
$6.92 - $10.38	705	2.5	8.80	679	8.75
$10.39 - $12.60	1,020	4.5	11.44	894	11.52
$12.61 - $15.58	1,457	4.1	13.91	1,223	14.05
Over $15.59	165	1.2	17.70	165	17.70

Totals	3,522	4.0	$11.88	3,036	$12.09

(d)   Stock-Based Compensation

        The Company recognized stock-based compensation expense of $702, $1,376 and $1,679 for the fiscal years ended April 30, 2007, 2008 and 2009. Of these amounts, expense recorded with respect to stock options was $601, and $1,201 and $1,376, expense recorded with respect to the Company's employee stock purchase plan was $101, $109 and $137, and expense recorded with respect to restricted stock and restricted stock units was $0, $66 and $166 for the fiscal years ended April 30, 2007, 2008 and 2009, respectively. The tax benefit in the provision (benefit) for income taxes associated with stock-based compensation expense was $13, $112 and $0 for the fiscal years ended April 30, 2007, 2008 and 2009, respectively.

        Stock-based compensation expense is included in General and Administration expenses in the Consolidated Statements of Operations. The total unrecognized compensation cost at April 30, 2008 related to unvested stock options was $1,399 and that future expense will be recognized over the remaining vesting periods of the stock options. The weighted average remaining vesting period of those awards is approximately 1.4 years.

        The Company recorded a tax benefit of $0, $103 and $162 to additional paid in capital related to the exercise of stock options in the fiscal years ended April 30, 2007, 2008 and 2009, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

        The Company's calculations of stock-based compensation expense for the fiscal years April 30, 2007, 2008 and 2009 were made using the Black-Scholes valuation model. The fair value of the

Company's stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the fiscal years ended April 30, 2007, 2008 and 2009 as follows:

	Fiscal Year Ended April 30,
	2007	2008	2009
Stock Options:
Expected life	6 years	6 years	7 years
Risk-free interest rate	5.10%	4.24%	1.74%
Expected volatility	31.02%	37.83%	36.80%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.10%	4.42%	1.25%
Expected volatility	33.03%	36.76%	145.64%

        Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the average of weekly historical volatility of the Company's Class A Common Stock over the expected term.

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

        A summary of options outstanding as of April 30, 2008 and 2009, and changes during the fiscal year ended April 30, 2009, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)
Outstanding, April 30, 2008	640	3,142	3,782	$12.82	$—	4.3
Granted	155	—	155	4.33
Vested	(283)	283	—	10.85
Forfeited	(26)	(278)	(304)	20.50
Exercised	—	(111)	(111)	9.98

Outstanding, April 30, 2009	486	3,036	3,522	11.88	—	4.0

Exercisable, April 30, 2009		3,036	3,036	$12.09	$—	3.4

        The weighted average grant date fair value per share for the stock options granted during the fiscal years ended April 30, 2007, 2008 and 2009 was $5.24, $5.22 and $1.75, respectively. The total intrinsic value of stock options exercised during the fiscal year ended April 30, 2009 was $385. The total fair value of the 283 stock options vested during the fiscal year ended April 30, 2009 was approximately $1,257.

        Stock options exercisable as of April 30, 2009 have an aggregate intrinsic value of $0 based on the market value of the Company's Class A common stock as of April 30, 2009.

16.   EMPLOYEE BENEFIT PLANS

        The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. Effective May 1, 2008, the Company will contribute fifty cents for every dollar an employee invests in the 401(k) plan up to a maximum Company match of one thousand dollars per calendar year. Previously this amount was seven hundred fifty dollars per calendar year. Effective January 1, 2009, the Company suspended the Company matching provision of the 401(k) plan. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2007, 2008 and 2009 amounted to $587, $570 and $389, respectively.

        In January 1998, the Company implemented its Employee Stock Purchase Plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2007, 2008 and 2009, 30, 39 and 68 shares, respectively, of Class A Common Stock were issued under this plan. As of April 30, 2009, 275 shares of Class A Common Stock were available for distribution under this plan.

17.   INCOME TAXES

        The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2007, 2008 and 2009 consists of the following:

	Fiscal Year Ended April 30,
	2007	2008	2009
Federal—
Current	$194	$—	$(51)
Deferred	(7,395)	877	11,080

	(7,201)	877	11,029

State—
Current	913	788	563
Deferred	(1,410)	108	(2,467)
Deferred benefit of loss carryforwards	(151)	(27)	(6)

	(648)	869	(1,910)

	$(7,849)	$1,746	$9,119

        The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2007, 2008 and 2009 are as follows:

	Fiscal Year Ended April 30,
	2007	2008	2009
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(8,163)	$(795)	$(20,601)
State income taxes, net of federal benefit	(910)	205	(2,313)
Increase in valuation allowance	541	427	24,082
Non-deductible goodwill impairment	—	—	7,498
Non-deductible stock option charges	235	378	383
Nondeductible expenses	—	520	459
Tax credits	—	—	(468)
Equity loss in RecycleRewards	—	709	—
Preferred dividends	—	363	—
Change in state tax rate, net of federal benefit	—	(66)	—
Other, net	448	5	79

	$(7,849)	$1,746	$9,119

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2008 and 2009:

	April 30,
	2008	2009
Deferred tax assets:
Accrued expenses and reserves	$20,836	$24,212
Net operating loss carryforwards	30,799	19,885
Alternative minimum tax credit carryforwards	2,017	2,408
Deferred revenue	1,455	937
General business tax credit carryforwards	—	294
Gain on business dispositions	127	117
Unrealized loss on commodity hedges	616	—
Other	1,857	730

Total deferred tax assets	57,707	48,583
Less: valuation allowance	(4,359)	(28,441)

Total deferred tax assets after valuation allowance	53,348	20,142

Deferred tax liabilities:
Accelerated depreciation of property and equipment	(21,482)	(7,712)
Amortization of intangibles	(16,219)	(6,888)
Unrealized gain on commodity hedges	—	(2,596)
Basis difference in equity interests	(527)	(810)

Total deferred tax liabilities	(38,228)	(18,006)

Net deferred tax asset	$15,120	$2,136

        At April 30, 2009 the Company has, for Federal income tax purposes, net operating loss carryforwards of approximately $47,721 that expire in fiscal years 2022 through 2027 and state net operating loss carryforwards of approximately $43,306 that expire in fiscal years 2010 through 2029. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the Company has $2,408 minimum tax credit carryforwards available that are not subject to a time limitation and $294 general business credit carryforwards which expire in fiscal years 2023 through 2029. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for the federal net operating loss carryforwards, $37,714 of the state net operating loss carryforwards and the general business credit carryforwards.

        In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. During the fourth quarter, the Company evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the increased uncertainty of the debt and commodity markets, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company recognized in 2009 a $19,045 addition to its beginning of the year valuation allowance.

        For the fiscal year ended April 30, 2009, the net increase in the valuation allowance was $24,082. In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has also considered the ability to implement certain strategies, such as a potential sale of assets, that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The net deferred tax asset as of April 30, 2009 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.

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

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended April 30, 2008 and 2009 are as follows:

	April 30,
	2008	2009
Unrecognized tax benefits at beginning of period	$5,497	$6,261
Gross increases for tax positions related to the current year	871	745
Gross increases for tax positions of prior years	2	—
Gross decreases for tax positions of prior years	(109)	(159)
Reductions resulting from lapse of statute of limitations	—	(294)
Settlements	—	(2)

Unrecognized tax benefits at end of period	$6,261	$6,551

        Included in the balances at April 30, 2008 and 2009 are approximately $3,194 and $239, respectively, of unrecognized tax benefits (net of the Federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. The Company anticipates that approximately $443 total unrecognized tax benefits, including accrued interest of $4 and $439 related to deferred tax assets which are subject to a full valuation allowance, may be reversed within the next 12 months due to the expiration of the applicable statute of limitations.

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, the Company accrued interest of $486 and penalties of $9 during 2009, including $2 accrued in income tax expense during the year ended April 30, 2009. During 2008, the Company accrued interest of $486 and penalties of $8 related to uncertain tax positions, including $168 accrued in income tax expense during the year ended April 30, 2008. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2009 remain open for examination, with limited exceptions.

18.   HARDWICK IMPAIRMENT AND CLOSING CHARGES AND DEVELOPMENT PROJECT CHARGES.

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

        In the fourth quarter of fiscal year 2008, the Company recorded additional closing charges amounting to $1,400 associated with higher expected cash expenditures on capping, closure and post-closure activities. Final capping and closure of the site was completed in fiscal year 2009 and the site will enter post-closure monitoring activity beginning in fiscal year 2010.

Development project charges:

        In fiscal years 2007, 2008 and 2009, the Company wrote-off $752, $534 and $355 in deferred costs associated with certain development projects deemed no longer viable.

19.   DISCONTINUED OPERATIONS

Discontinued Operations:

        During the fourth quarter of fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the Eastern region for cash sale proceeds of $7,383. A loss amounting to $717 (net of tax) was recorded to loss on disposal of discontinued operations in fiscal year 2007. During the fourth quarter of fiscal year 2008, the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $319 (net of tax) recorded to loss on disposal of discontinued operations in fiscal year 2008.

        During the second quarter of fiscal year 2008, the Company completed the sale of the Company's Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4,873 including a note receivable for $2,500 and net cash proceeds of $2,373. A loss amounting to $493 (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008.

        During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region. A charge was recorded amounting to $3,247 associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1,939 (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2008.

        As of April 30, 2008, the Company deemed its FCR Greenville operation as held for sale and classified this operation as a discontinued operation pursuant to the requirements of SFAS No 144. The divestiture was completed in June 2008 for cash proceeds of $670. A loss amounting to $34 (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2009.

        The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

        Revenues and loss before income tax benefit attributable to discontinued operations for fiscal years 2007, 2008 and 2009 are as follows:

	Fiscal Year Ended April 30,
	2007	2008	2009
Revenue	$26,052	$8,204	$282
Income (loss) before income tax (provision) benefit	$(3,885)	$(5,938)	$207

        A summary of discontinued operations on the consolidated balance sheet at April 30, 2008 is as follows:

April 30, 2008
Accounts receivable—trade, net	$220
Prepaid expenses	24
Inventory	16
Other current assets	—

Current assets of discontinued operations	$260

Property, plant and equipment, net	$55
Goodwill	427

Non-current assets of discontinued operations	$482

Accounts payable	$152
Accrued payroll and related expenses	16
Other accrued liabilities	781

Current liabilities of discontinued operations	$949

Other long-term liabilities	$170

Non-current liabilities of discontinued operations	$170

        The Company has recorded contingent liabilities associated with these divestitures amounting to approximately $1,110 and $855 at April 30, 2008 and 2009, respectively.

        In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial intercompany activity associated with discontinued operations.

20.   EARNINGS PER SHARE

        The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2007	2008	2009
Numerator:
Loss from continuing operations before discontinued operations	$(15,475)	$(4,017)	$(67,980)
Less: preferred stock dividends	(3,588)	—	—

Loss from continuing operations before discontinued operations applicable to common stockholders	$(19,063)	$(4,017)	$(67,980)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,332	24,466	24,678
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(48)	(72)	(82)

Weighted average number of common shares used in basic and diluted EPS	25,272	25,382	25,584

        For the fiscal years ended April 30, 2007, 2008 and 2009, 8,948, 3,854 and 3,605, respectively, of potentially dilutive common stock related to restricted stock, options, warrants and redeemable convertible preferred stock, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

21.   RELATED PARTY TRANSACTIONS

(a)   Services

        During fiscal years ended April 30, 2007, 2008 and 2009, the Company retained the services of a related party, a company wholly owned by two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2007, 2008 and 2009 were $13,180, $9,109 and $7,626, respectively, of which $759 and $563 were outstanding and included in either accounts payable or other current liabilities at April 30, 2008 and 2009, respectively.

(b)   Leases

        On August 1, 1993, the Company initially entered into two leases for operating facilities with a partnership in which two of the Company's major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases have been extended according to the terms of the agreements and are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $24 and expire in April 2013. Total expense charged to operations for fiscal years ended April 30, 2007, 2008 and 2009 under these agreements was $277, $273 and $330, respectively.

(c)   Landfill Post-closure

        The Company has agreed to pay the cost of post-closure on a landfill owned by certain principal shareholders. The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2007, 2008 and 2009, the Company paid $15, $8 and $10 respectively, pursuant to this agreement. As of April 30, 2008 and 2009, the Company has accrued $119 and $112 respectively, for costs associated with its post-closure obligations.

(d)   Employee Loans

        As of April 30, 2008 and 2009, the Company has recourse loans to officers and employees outstanding in the amount of $1,233 and $1,264, respectively. The interest on these notes is payable upon demand by the Company. The notes have no fixed repayment terms. Interest which has been fully accrued for as of April 30, 2009 is at the Wall Street Journal Prime Rate (3.25% at April 30, 2009). Non current assets includes notes from officers consisting of $1,101 and $1,128 at April 30, 2008 and 2009, respectively. Current assets include receivables associated with loans to employees of the Company amounting to $132 and $136 at April 30, 2008 and 2009, respectively.

(e)   Commodity Sales

        The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $4,142, $5,160 and $2,658 for fiscal years ended April 30, 2007, 2008 and 2009, respectively.

22.   SEGMENT REPORTING

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

        Effective February 1, 2009, the North Eastern and South Eastern regions were combined into the Eastern region because of a change in the Company's internal reporting structure. During the fourth quarter of fiscal year 2009, the Company also realigned various divisions within different segments based on relevant management structure and internal reporting. Therefore, segment data for the fiscal years 2007 and 2008 have been revised to reflect changes in the Company's segment classifications.

        The Company classifies its operations into Eastern region, Central region, Western region and FCR Recycling. The Company's revenues in the Eastern, Central and Western regions are derived mainly from collection, transfer, landfill-gas-to energy, recycling and disposal of non-hazardous solid waste. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company's revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, cardboard, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees, are included in Other.

Year Ended April 30, 2007

Segment	Outside revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$183,744	$59,466	$28,823	$(25,385)	$21,088	$39,230	$55,373	$312,913
Central	123,824	58,151	19,238	13,852	(3,057)	26,541	31,657	150,517
Western	101,086	23,575	14,771	12,482	9,246	21,889	55,018	171,042
FCR	100,700	185	5,880	14,389	4,016	12,029	26,950	97,192
Other	21,971	3,006	2,036	(3,157)	5,834	1,156	—	102,429
Eliminations	—	(144,383)	—	—	—	—	—	—

Total	$531,325	$—	$70,748	$12,181	$37,127	$100,845	$168,998	$834,093

Year Ended April 30, 2008

Segment	Outside revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$185,434	$49,826	$33,917	$(4,194)	$21,170	$29,155	$55,300	$297,367
Central	124,593	59,428	18,453	14,416	(4,200)	15,919	31,656	148,508
Western	108,898	24,350	16,722	12,295	9,203	19,877	55,107	181,207
FCR	128,373	(12)	6,750	20,332	3,335	7,099	37,653	111,420
Other	32,219	—	1,927	(228)	11,997	1,124	—	97,585
Eliminations	—	(133,592)	—	—	—	—	—	—

Total	$579,517	$—	$77,769	$42,621	$41,505	$73,174	$179,716	$836,087

Year Ended April 30, 2009

Segment	Outside revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$182,840	$44,064	$33,581	$(53,474)	$23,263	$22,306	$—	$232,826
Central	116,536	53,714	15,610	15,327	(5,100)	17,741	32,951	154,398
Western	105,860	24,252	15,069	13,603	9,072	10,877	55,302	176,506
FCR	114,345	1,049	6,978	8,269	3,346	4,773	37,456	109,363
Other	34,660	—	1,439	(2,182)	8,458	2,039	—	77,869
Eliminations	—	(123,079)	—	—	—	—	—	—

Total	$554,241	$—	$72,677	$(18,457)	$39,039	$57,736	$125,709	$750,962

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2007	2008	2009
Collection	$256,383	$270,075	$261,541
Landfill / disposal facilities	106,465	106,234	104,451
Transfer	25,510	26,241	30,901
Recycling	142,967	176,967	157,348

Total	$531,325	$579,517	$554,241

23.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2008 and 2009.

Fiscal Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$157,904	$157,538	$121,151	$117,647
Operating income	15,552	16,006	1,901	(51,916)
(Loss) income from continuing operations before discontinued operations	2,221	2,066	(3,817)	(68,450)
Net (loss) income available to common stockholders	2,176	2,066	(3,817)	(68,450)
(Loss) income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	0.09	0.08	(0.15)	(2.67)
Net (loss) income available to common stockholders	0.09	0.08	(0.15)	(2.67)
Diluted:
(Loss) income from continuing operations before discontinued operations	0.08	0.08	(0.15)	(2.67)
Net (loss) income available to common stockholders	0.08	0.08	(0.15)	(2.67)

Fiscal Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$148,526	$150,483	$140,879	$139,628
Operating income	13,846	15,828	7,412	5,534
(Loss) income from continuing operations before discontinued operations	2,347	3,937	(4,463)	(5,839)
Net (loss) income available to common stockholders	1,742	2,830	(4,604)	(7,803)
(Loss) income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	0.09	0.16	(0.18)	(0.23)
Net (loss) income available to common stockholders	0.07	0.11	(0.19)	(0.30)
Diluted:
(Loss) income from continuing operations before discontinued operations	0.09	0.15	(0.18)	(0.23)
Net (loss) income available to common stockholders	0.07	0.11	(0.19)	(0.30)

        The Company's transfer and disposal revenues have historically been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months. Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

        The Company's recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

        The Company's results for the quarter ended April 30, 2009 were negatively impacted by the goodwill impairment charge as discussed in Note 7 and the deferred tax asset valuation adjustment as discussed in Note 17.

24.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally by the Company's significant wholly-owned subsidiaries. The Parent is the issuer and non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2008 and 2009; the condensed consolidating results of operations for the fiscal years ended April 30, 2007, 2008 and 2009; and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2007, 2008 and 2009 of (a) the Parent company only, (b) the combined guarantors ("the Guarantors"), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors ("the Non-Guarantors"), (d) eliminating entries and (e) the Company on a consolidated basis.

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2008

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt and capital leases	$1,858	$900	$—	$—	$2,758
Accounts payable	4,084	47,503	144	—	51,731
Accrued payroll and related expenses	2,834	8,417	—	—	11,251
Other current liabilities	20,754	20,079	6,251	—	47,084

Total current liabilities	29,530	76,899	6,395	—	112,824
Long-term debt and capital leases, less current maturities	550,078	9,149		—	559,227
Other long-term liabilities	1,557	35,881	1,916	—	39,354
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,448,000 shares	245	100	100	(200)	245
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(2,568)	502	143	(645)	(2,568)
Additional paid-in capital	276,189	46,430	3,988	(50,418)	276,189
Accumulated deficit	(149,194)	(43,257)	(5,108)	48,365	(149,194)

Total stockholders' equity	124,682	3,775	(877)	(2,898)	124,682

	$705,847	$125,704	$7,434	$(2,898)	$836,087

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2009

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$873	$965	$—	$—	$1,838
Restricted cash	432	76	—	—	508
Accounts receivable—trade, net of allowance for doubtful accounts	3	51,293	—	—	51,296
Refundable income taxes	1,195	—	—	—	1,195
Deferred taxes	4,392	—	—	—	4,392
Other current assets	8,718	8,788	—	—	17,506

Total current assets	15,613	61,122	—	—	76,735
Property, plant and equipment, net of accumulated depreciation and amortization	2,922	487,438	—	—	490,360
Goodwill	—	125,709	—	—	125,709
Restricted cash	—	127	—	—	127
Deferred income taxes	428	—	—	—	428
Investment in subsidiaries	(49,753)	—	—	49,753	—
Other non-current assets	26,587	32,828	120	(1,932)	57,603

	(19,816)	646,102	120	47,821	674,227
Intercompany receivable	647,299	(641,415)	(7,816)	1,932	—

	$643,096	$65,809	$(7,696)	$49,753	$750,962

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2009

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$521,858	$609	$—	$—	$522,467
Current maturities of financing lease obligations	—	1,344	—	—	1,344
Accounts payable	3,070	31,542	11	—	34,623
Accrued payroll and related expenses	497	3,683	—	—	4,180
Accrued interest	6,402	5	—	—	6,407
Accrued closure and post-closure costs, current portion	—	6,426	—	—	6,426
Other current liabilities	13,126	9,209	2	—	22,337

Total current liabilities	544,953	52,818	13	—	597,784
Long-term debt and capital leases, less current maturities	25,396	1,000	—	—	26,396
Financing lease obligations, less current maturities	—	12,281	—	—	12,281
Deferred income taxes	2,684	—	—	—	2,684
Other long-term liabilities	3,753	41,723	31	—	45,507
STOCKHOLDERS' EQUITY:
Class A common stock— Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,679,000 shares	247	100	—	(100)	247
Class B common stock— Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	3,828	(1,494)	—	1,494	3,828
Additional paid-in capital	279,444	46,392	1,679	(48,071)	279,444
Accumulated deficit	(217,219)	(87,011)	(9,419)	96,430	(217,219)

Total stockholders' equity	66,310	(42,013)	(7,740)	49,753	66,310

	$643,096	$65,809	$(7,696)	$49,753	$750,962

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2009

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$554,241	$6,217	$(6,217)	$554,241
Operating expenses:
Cost of operations	922	371,938	5,535	(6,217)	372,178
General and administration	657	66,933	256	—	67,846
Depreciation and amortization	1,170	71,500	7	—	72,677
Goodwill impairment charge	—	55,286	—	—	55,286
Environmental remediation charge	—	4,356	—	—	4,356
Development project cost	725	(370)	—	—	355

	3,474	569,643	5,798	(6,217)	572,698

Operating (loss) income	(3,474)	(15,402)	419	—	(18,457)
Other expense/(income), net:
Interest income	(30,916)	(157)	(521)	30,866	(728)
Interest expense	39,430	31,203	—	(30,866)	39,767
Loss (income) from equity method investments	47,420	2,157	—	(47,420)	2,157
Other income	(249)	(335)	(208)	—	(792)

Other expense/(income), net	55,685	32,868	(729)	(47,420)	40,404

(Loss) income from continuing operations before income taxes and discontinued operations	(59,159)	(48,270)	1,148	47,420	(58,861)
Provision for income taxes	8,866	—	253	—	9,119

(Loss) income from continuing operations before discontinued operations	(68,025)	(48,270)	895	47,420	(67,980)
Discontinued operations:
Loss from discontinued operations, net	—	(11)	—	—	(11)
Loss on disposal of discontinued operations, net	—	(34)	—	—	(34)

Net (loss) income applicable to common stockholders	$(68,025)	$(48,315)	$895	$47,420	$(68,025)

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(2,485)	$84,265	$(1,303)	$—	$80,477
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,750)	—	—	(2,750)
Additions to property, plant and equipment—growth	—	(36,738)	—	—	(36,738)
—maintenance	(1,106)	(61,864)	(1,137)	—	(64,107)
Payments on landfill operating lease contracts	—	(4,995)	—	—	(4,995)
Proceeds from divestitures	—	7,383	—	—	7,383
Restricted cash from revenue bond issuance	5,535	—	—	—	5,535
Investment in unconsolidated entities	(4,378)	—	—	—	(4,378)
Other	—	2,780	—	—	2,780

Net Cash (Used In) Provided by Investing Activities	51	(96,184)	(1,137)	—	(97,270)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	267,137	388	—	—	267,525
Principal payments on long-term debt	(242,571)	(1,600)	—	—	(244,171)
Other	1,026	—	—	—	1,026
Intercompany borrowings	(21,285)	18,049	3,236	—	—

Net Cash Provided by (Used in) Financing Activities	4,307	16,837	3,236	—	24,380

Discontinued Operations:
Used in Operating Activities	—	(667)	—	—	(667)
Used in Investing Activities	—	(1,979)	—	—	(1,979)

Cash Used in Discontinued Operations	—	(2,646)	—	—	(2,646)

Net increase in cash and cash equivalents	1,873	2,272	796	—	4,941
Cash and cash equivalents, beginning of period	(3,840)	10,743	522	—	7,425

Cash and cash equivalents, end of period	$(1,967)	$13,015	$1,318	$—	$12,366

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(10,885)	$84,149	$(2,074)	$—	$71,190
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(11,881)	—	—	(11,881)
Additions to property, plant and equipment—growth	—	(18,950)	—	—	(18,950)
—maintenance	(409)	(53,815)	—	—	(54,224)
Payments on landfill operating lease contracts	—	(7,143)	—	—	(7,143)
Proceeds from divestitures	—	2,373	—	—	2,373
Investment in unconsolidated entities	(156)	—	—	—	(156)
Other	—	4,294	—	—	4,294

Net Cash Used In by Investing Activities	(565)	(85,122)	—	—	(85,687)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	297,205	3,995	—	—	301,200
Principal payments on long-term debt	(221,779)	(1,288)	—	—	(223,067)
Deferred financing costs	(554)	—	—	—	(554)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—	—	—	(75,056)
Other	1,470	—	—	—	1,470
Intercompany borrowings	13,391	(14,395)	1,004	—	—

Net Cash (Used in) Provided by Financing Activities	14,677	(11,688)	1,004	—	3,993
Cash Provided by Discontinued Operations	—	952	—	—	952

Net (decrease) increase in cash and cash equivalents	3,227	(11,709)	(1,070)	—	(9,552)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366

Cash and cash equivalents, end of period	$1,260	$1,306	$248	$—	$2,814

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2009

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(13,291)	$83,855	$6,956	$—	$77,520
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,394)	—	—	(2,394)
Additions to property, plant and equipment—growth	—	(10,570)	—	—	(10,570)
—maintenance	(2,068)	(45,098)	—	—	(47,166)
Payments on landfill operating lease contracts	—	(5,102)	—	—	(5,102)
Proceeds from divestitures	—	670	—	—	670
Other	(2,368)	1,514	—	—	(854)

Net Cash Used In Investing Activities	(4,436)	(60,980)	—	—	(65,416)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	127,600	—	—	—	127,600
Principal payments on long-term debt	(140,765)	(1,238)	—	—	(142,003)
Other	1,276	—	—	—	1,276
Intercompany borrowings	29,229	(22,025)	(7,204)	—	—

Net Cash (Used in) Provided by Financing Activities	17,340	(23,263)	(7,204)	—	(13,127)
Cash Provided by Discontinued Operations	—	47	—	—	47

Net decrease in cash and cash equivalents	(387)	(341)	(248)	—	(976)
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814

Cash and cash equivalents, end of period	$873	$965	$—	$—	$1,838

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of April 30, 2009, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        Management's report on the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

        No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Equity Compensation Plan Information

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of April 30, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	3,521,701	$11.88	1,974,628	(2)
Equity compensation plans not approved by security holders	—	$—	—

(1)
In addition to being available for future issuance in the form of options, 1,699,385 shares under the Company's 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.

(2)
Includes 275,243 shares issuable under the Company's 1997 Employee Stock Purchase Plan.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of April 30, 2008 and 2009.
Consolidated Statements of Operations for the fiscal years ended April 30, 2007, 2008, and 2009.
Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2007, 2008, and 2009.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2007, 2008, and 2009.
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

CASELLA WASTE SYSTEMS, INC.
Dated: June 15, 2009	By:	/s/ JOHN W. CASELLA John W. Casella Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. CASELLA John W. Casella	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 15, 2009
/s/ JOHN S. QUINN John S. Quinn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2009
/s/ JAMES W. BOHLIG James W. Bohlig	Senior Vice President, Chief Development Officer, President of Renewables Group and Director	June 15, 2009
/s/ DOUGLAS R. CASELLA Douglas R. Casella	Director	June 15, 2009
/s/ JOHN F. CHAPPLE III John F. Chapple III	Director	June 15, 2009
/s/ GREGORY B. PETERS Gregory B. Peters	Director	June 15, 2009
/s/ JAMES F. CALLAHAN, JR. James F. Callahan, Jr.	Director	June 15, 2009
/s/ JOSEPH G. DOODY Joseph G. Doody	Director	June 15, 2009
/s/ JAMES P. MCMANUS James P. McManus	Director	June 15, 2009
/s/ MICHAEL K. BURKE Michael K. Burke	Director	June 15, 2009

FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation Accounts

Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended April 30,
	2007	2008	2009
Balance at beginning of period	$607	$1,586	$1,752
Additions—Charged to expense	2,075	812	2,220
Deductions—Bad debts written off, net of recoveries	(1,096)	(646)	(1,958)

Balance at end of period	$1,586	$1,752	$2,014

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. ("Casella"), KTI, Inc. ("KTI") and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed December 7, 2007 (file no. 000-23211)).
3.3	Third Amended and Restated By-Laws of Casella Waste Systems, Inc., (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed February 27, 2009 (file no. 000-23211)).
4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).
4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
4.3	Indenture, dated January 24, 2003, by and among Casella Waste Systems, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2013, including the form of 9.75% Senior Subordinated Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed January 24, 2003 (file no. 000-23211)).
4.4	Exchange and Registration Rights Agreement, dated January 21, 2003, by and among Casella Waste Systems, Inc., the Guarantors listed therein and Purchasers listed therein, relating to the 9.75% Senior Subordinated Notes due 2013 (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-4 of Casella as filed on February 11, 2003 (file no. 333-103106)).
10.1	1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.2	1994 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.3	1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.4	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.5	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).
10.6	1995 Registration Rights Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

Exhibit No.	Description
10.7	Warrant to Purchase Common Stock of Casella granted to John W. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.8	Warrant to Purchase Common Stock of Casella granted to Douglas R. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.9	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.10	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.11	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.12	Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996 (incorporated herein by reference to Exhibit 10.21 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.13	Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996 (incorporated herein by reference to Exhibit 10.22 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.14	Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995 (incorporated herein by reference to Exhibit 10.23 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.15	Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).
10.16*	Amendment No. 1 to Stock Option Agreement, dated as of May 12, 1999, by and between KTI, Inc. and the Registrant (incorporated herein by reference to the current report on Form 8-K of Casella as filed May 13, 1999 (file no. 000-23211)).
10.17	Power Purchase Agreement between Maine Energy Recovery Company and Central Maine Power Company dated January 12, 1984, as amended (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.18	Host Municipalities' Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).

Exhibit No.	Description
10.19	Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.20	Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995. (incorporated herein by reference to Exhibit 10.38 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
10.21	Non-Exclusive License to Use Technology between KTI and Oakhurst Technology, Inc. dated December 29, 1998 (incorporated herein by reference to Exhibit 4.5 to the current report on Form 8-K of KTI as filed January 15, 1999 (file no. 000-25490)).
10.22*	Management Compensation Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.23	Management Compensation Agreement between Casella Waste Systems, Inc. and James W. Bohlig dated December 8, 1999 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.24	Preferred Stock Purchase Agreement, dated as of June 28, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.25	Registration Rights Agreement, dated as of August 11, 2000, by and among the Company and the Purchasers identified therein (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
10.26	KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.27	KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.28*	Management Compensation Agreement between Casella Waste Systems, Inc. and Charles E. Leonard dated June 18, 2001 (incorporated herein by reference to Exhibit 10.39 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.29*	Management Compensation Agreement between Casella Waste Systems, Inc. and Richard Norris dated July 20, 2001 (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.30	US GreenFiber LLC Limited Liability Company Agreement, dated June 26, 2000, between U.S. Fiber, Inc. and Greenstone Industries, Inc. (incorporated herein by reference to Exhibit 10.41 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.31	Purchase Agreement, dated August 17, 2001, by and among Crumb Rubber Investors Co., LLC, Casella Waste Systems, Inc. and KTI Environmental Group, Inc. (incorporated herein by reference to Exhibit 10.42 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).

Exhibit No.	Description
10.32	Purchase Agreement, dated August 17, 2001, by and among New Heights Holding Corporation, KTI, Inc., KTI Operations, Inc. and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.33*	Form of Non-Plan Non-Statutory Stock Option Agreement as issued by Casella Waste Systems, Inc. to certain individuals as of May 25, 1994 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.34	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 24, 2003, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Fleet National Bank, individually and as administrative agent, and Bank of America, N.A., individually and as syndication agent, with Fleet Securities, Inc. and Banc of American Securities LLC acting as Co-Arrangers (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed September 12, 2003 (file no. 000-23211)).
10.35	Construction, Operation and Management Agreement between New England Waste Services of Massachusetts, Inc. and the Town of Templeton, Massachusetts (incorporated herein by reference to Exhibit 10.35 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).
10.36	Amendment No. 1 and Release to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.36 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).
10.37	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella Waste Systems, Inc. as filed on September 12, 2003 (file no. 000-23211)).
10.38	Amendment No. 3 and Consent to Certain Acquisitions to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form S-4 of Casella Waste Systems, Inc. as filed on February 20, 2004 (file no. 000-23211)).
10.39	Joinder Agreement to Second Amended and Restated Revolving Credit and Term Loan Agreement (incorporated herein by reference to Exhibit 10.5 to the registration statement on Form S-4 of Casella Waste Systems, Inc. as filed on February 20, 2004 (file no. 000-23211)).
10.40	Amendment No. 4 to Second Amended and Restated Revolving Credit and Term Loan Agreement. (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on June 25, 2004 (file no. 000-23211)).
10.41*	Summary of compensatory arrangements including cash bonus arrangement, and salaries and other compensatory terms for executive officers (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 21, 2005 (file no. 000-23211)).
10.42*	Summary of compensating arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on March 8, 2005 (file no. 000-23211)).

Exhibit No.	Description
10.43	Amended and Restated Revolving Credit Agreement, dated April 28, 2005, by and among Casella Waste Systems, Inc. and its Subsidiaries (other than Excluded Subsidiaries), the lending institutions party thereto and Bank of America, N.A., individually and as administrative agent, and Bank of America Securities LLC, as sole arranger and sole book manager, with Citizens Bank, as syndication agent and Sovereign Bank, Wachovia Bank and Calyon New York Branch, as co-documentation agents. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on June 28, 2005 (file no. 000-23211)).
10.44*	Summary of compensatory arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on September 9, 2005 (file no. 000-23211)).
10.45	Financing Agreement between Casella Waste Systems, Inc. and Finance Authority of Maine, Dated as of December 1, 2006 relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).
10.46	First Amendment To Amended And Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 8, 2006 (file no. 000-23211)).
10.47*	2006 Stock Incentive Plan (incorporated herein by reference to the current report on Form 10-Q of Casella as filed on December 7, 2006 (file no. 000-23211)).
10.48	Third Amendment To Amended And Restated Revolving Credit Agreement by and among the Company, the Borrowers, the Lenders, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to the current report on Form 8-K of Casella as filed on May 15, 2007 (file no. 000-23211)).
10.49*	Employment Agreement, General Release and Noncompete Agreement by and between Casella Waste Systems, Inc. and Richard A. Norris dated as of January 23, 2008 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).
10.50*	Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated as of January 9, 2008 (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).
10.51*	Severance Agreement; General Release and Consulting Agreement by and between Casella Waste Systems, Inc. and Charles E. Leonard dated as of January 23, 2008 (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).
10.52*	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and James W. Bohlig dated as of January 8, 2008 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 4, 2008 (file no. 000-23211)).
10.53*	Employment Agreement by and between Casella Waste Systems, Inc. and John S. Quinn dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

Exhibit No.	Description
10.54*	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and James W. Bohlig dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).
10.55*	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and John W. Casella dated as of December 29, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).
10.56*	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).
21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1 +	Consent of Caturano and Company, P.C.
23.2 +	Consent of PricewaterhouseCoopers LLP on financial statements of US Green Fiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 +	Financial Statements of US Green Fiber, LLC—December 31, 2008, 2007 and 2006.

+
Filed herewith

++
Furnished herewith

*
This is a management contract or compensatory plan or arrangement.