Form 10-K/A
period 2009-04-30
CASELLA WASTE SYSTEMS INC
filed 2009-07-24
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K/A
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

Documents Incorporated by Reference

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I—Business—"Executive Officers and Other Key Employees of the Company" and with respect to certain equity compensation plan information which is set forth under Part III—"Equity Compensation Plan Information") have been omitted from this Annual Report on Form 10-K/A, because the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended April 30, 2009 to amend Item 8 "Financial Statements and Supplementary Data" to reflect the elimination from the report of Caturano and Company, P.C., our independent registered public accounting firm, of the explanatory paragraph which had described an uncertainty about our ability to continue as a going concern. Following the closing of the sale of an aggregate of $180.0 million principal amount of senior second lien notes due 2014 and the closing of our amended and restated senior first lien credit facilities, Caturano and Company, P.C. re-audited our financial statements for the fiscal year ended April 30, 2009 and determined that such explanatory paragraph was no longer necessary or appropriate. We have also amended other provisions of this 10-K to eliminate references to that explanatory paragraph and to reflect the completion of our note offering and refinancing. Additionally, in the table of lease obligations in Note 13 to our audited consolidated financial statements, we have corrected the operating leases obligations number for 2011 and the period following 2014 to reflect a smaller lease payment obligation in 2011 and a correspondingly larger lease payment obligation after 2014 than was reported in our original Form 10-K.

CASELLA WASTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K/A

PART I

Forward Looking Statements

        This Annual Report on Form 10-K/A contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding:

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

        There are a number of important risks and uncertainties that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, "Risk Factors" of this Annual Report on Form 10-K/A. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

        NCES.    The North Country Environmental Services ("NCES") landfill located in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and C&D material. Since the purchase of this landfill in 1994, we have experienced opposition from the local town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2005, we received approval for additional permitted capacity within the original 51 acres, which we expect to last into fiscal year 2010. We believe that the site also includes, as permittable airspace, an additional 1.3 million cubic yards within the existing 51 acre footprint. This airspace is subject to the outcome of litigation with, and approvals from, the New Hampshire Department of Environmental Services. Such approvals would extend the site life by approximately eight years to 2018. See Note 13(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K/A.

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

        Southbridge.    On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. ("Southbridge Recycling and Disposal"). Southbridge Recycling and Disposal has a contract with the Town of Southbridge, Massachusetts to maintain and operate a 13-acre C&D recycling facility and a 52-acre landfill currently permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. In June 2008 we received approval from the Southbridge, Massachusetts Board of Health to amend the landfill site assignment allowing the site to receive municipal solid waste from communities other than Southbridge, and to expand the annual permit to 405,600 tons per year from 180,960 tons per year. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits, one of which is subject to appeal by citizens groups. See Note 13(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K/A.

        Maine Energy Waste-to-Energy Facility.    We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Florida Power and Light, an electric utility, and guarantees 100% of its net electric generating capacity to FPL Energy Power Marketing, Inc. See Note 13(e) to our Consolidated Financial Statements included under Item 8 of this Form 10-K/A.

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

Operating Segments

        We manage our solid waste operations on a geographic basis through three regions, which we designate as the Eastern, Central and Western regions and which each include a full range of solid waste services, and FCR, which comprises our larger-scale non-solid waste recycling and our brokerage operations (See Note 22 to our Consolidated Financial Statements included under Item 8 of this Form 10-K/A for a summary of revenues, profitability and total assets of our four operating segments).

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

Regulation

  Introduction

        We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting us are administered by the United States Environmental Protection Agency ("EPA") and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Form 10-K/A, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material environmental costs to bring our operations into compliance, although there can be no assurance in this regard in the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

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

ITEM 1A.    RISK FACTORS

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K/A and presented elsewhere by management from time to time.

Our outstanding indebtedness and borrowing costs may restrict our future operations and impact our ability to make future acquisitions.

        We have substantial indebtedness and our aggregate borrowing costs and indebtedness have increased as a result of the refinancing of our senior secured credit facility and the issuance of senior second lien notes, both of which closed on July 9, 2009. The payment of interest and principal due under our indebtedness will substantially reduce our net income and net cash flow from operations and will accordingly reduce funds available for other business purposes, including capital expenditures. In addition, the aggregate amount of indebtedness has limited and will continue to limit our ability to incur additional indebtedness, and thereby may limit our capital expenditures and place other restrictions and limitations on how we may operate our business, including the adoption of measures management considers to be in the best interests of our business. Covenants under any future debt agreements may be even more restrictive than those we are currently subject to.

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

        See also "Business—Regulation," and Note 13 in Item 8 of this Form 10-K/A.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        At May 31, 2009, we owned and/or operated nine subtitle D landfills, one landfill permitted to accept construction and demolition materials, 31 transfer stations, 20 of which are owned, seven of which are leased and four of which are under operating contract, 32 solid waste collection facilities, 21 of which are owned and 11 of which are leased, 37 recyclable processing facilities, 16 of which are owned, 13 of which are leased and eight of which are under operating contracts, one waste-to-energy facility, and we utilized 13 corporate office and other administrative facilities, two of which are owned and 11 of which are leased (See Item 1—Business section of this Form 10-K/A for property information by operating segment).

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

        For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K/A, it has been assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

        No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit facility restricts the payment of dividends on common stock. The information required by Item 201(d) of Regulation S-K is included in Part III of this Form 10-K/A.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2007, 2008 and 2009, and the consolidated balance sheets as of April 30, 2008 and 2009 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K/A. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2005 and 2006, and the consolidated balance sheet data as of April 30, 2005, 2006 and 2007 are derived from previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K/A.

	Fiscal Year Ended April 30,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$458,835	$501,437	$531,325	$579,517	$554,241
Cost of operations	292,662	329,150	347,550	383,009	372,178
General and administration	60,758	65,617	73,202	74,184	67,846
Depreciation and amortization	64,528	63,481	70,748	77,769	72,677
Goodwill impairment charge	—	—	—	—	55,286
Environmental remediation charge	—	—	—	—	4,356
Hardwick impairment and closing charge	—	—	26,892	1,400	—
Development project costs	295	1,329	752	534	355

Operating (loss) income	40,592	41,860	12,181	42,621	(18,457)
Interest expense, net	27,251	29,708	37,127	41,505	39,039
Other expense / (income), net	(1,266)	(7,622)	(1,622)	3,387	1,365

(Loss) income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	14,607	19,774	(23,324)	(2,271)	(58,861)
Provision (benefit) for income taxes	6,348	7,609	(7,849)	1,746	9,119

(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	8,259	12,165	(15,475)	(4,017)	(67,980)
Loss from discontinued operations, net	(908)	(1,061)	(1,691)	(1,705)	(11)
Loss on disposal of discontinued operations, net	(82)	—	(717)	(2,113)	(34)

Net (loss) income	$7,269	$11,104	$(17,883)	$(7,835)	$(68,025)
Preferred stock dividend	3,338	3,432	3,588	—	—

Net (loss) income available to common stockholders	$3,931	$7,672	$(21,471)	$(7,835)	$(68,025)

Basic net (loss) income per common share	$0.16	$0.31	$(0.85)	$(0.31)	$(2.66)
Basic weighted average common shares outstanding(1)	24,679	24,980	25,272	25,382	25,584
Diluted net (loss) income per common share	$0.16	$0.30	$(0.85)	$(0.31)	$(2.66)
Diluted weighted average common shares outstanding(1)	25,193	25,368	25,272	25,382	25,584

	Fiscal Year Ended April 30,
	2005	2006	2007	2008	2009
	(in thousands)
Other Operating Data:
Capital expenditures	$79,074	$112,472	$100,845	$73,174	$57,736
Other Data:
Cash flows provided by operating activities	$83,208	$75,124	$80,477	$71,190	$77,520
Cash flows used in investing activities	$(102,765)	$(148,679)	$(97,270)	$(85,687)	$(65,416)
Cash flows (used in) provided by financing activities	$21,301	$74,018	$24,380	$3,993	$(13,127)
Balance Sheet Data:
Cash and cash equivalents	$8,578	$7,425	$12,366	$2,814	$1,838
Working capital deficit, net(2)	$(31,949)	$(23,216)	$(105,718)	$(20,153)	$(2,138)
Property, plant and equipment, net	$406,723	$474,292	$482,819	$488,028	$490,360
Goodwill	$157,492	$171,258	$168,998	$179,716	$125,709
Total assets	$712,454	$811,111	$834,093	$836,087	$750,962
Long-term debt and capital leases, less current maturities	$378,436	$452,720	$476,225	$559,227	$547,145
Redeemable preferred stock	$67,964	$70,430	$74,018	$—	$—
Total stockholders' equity	$138,782	$149,490	$129,496	$124,682	$66,310

(1)
Computed on the basis described in Note 2(k) to the consolidated financial statements included in Item 8 of this Form 10-K/A.

(2)
Working capital (deficit), net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information, included elsewhere in this Form 10-K/A. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

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

        On July 9, 2009, we completed (i) the refinancing of our existing senior credit facility with a senior secured first lien credit facility (the "Senior Secured Credit Facility"), consisting of a $177.5 million revolving credit facility and a $130.0 million aggregate principal term loan and (ii) the placement of $180.0 million aggregate principal amount of 11% senior second lien notes due 2014 (the "Second Lien Notes").

        The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under our $525.0 million senior secured credit facility due April 2010. Upon the closing of the transaction, we had $87.2 million of unused capacity on the revolver facility, after taking into account $51.7 million of letters of credit.

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

        In anticipation of the possibility that we would be required to record non-cash charges, including a goodwill impairment charge, in our financial statements for the year ended April 30, 2009, we sought and received a waiver from our lenders on June 3, 2009 of various covenants under this credit facility which we would have otherwise breached as a result of these non-cash charges. As a result of our refinancing of our senior credit facility described above, we are no longer in violation of these covenants.

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

        The Company recorded a net loss of $68.0 million for the fiscal year ended April 30, 2009 compared to a net loss of $7.8 million in fiscal year 2008. The operating loss discussed above was partially offset by lower interest costs and the improved performance from the Company's unconsolidated subsidiary, GreenFiber. The Company pre-tax loss was $58.9 million in fiscal year 2009 compared to a pre-tax loss of $2.3 million in fiscal year 2008. Included in the fiscal year 2008 pre-tax loss was a $2.1 million gain related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company's Maine Energy subsidiary and fifteen municipalities which were party to the agreements. In the fourth quarter of fiscal year 2009, the Company recognized a non-cash charge of $24.1 million in the provision for income taxes from continuing operations related to an increase in the Company's deferred tax asset valuation allowance. In assessing the realizability of federal and state net operating loss carryforwards and other deferred tax assets, management determined that it is more likely than not that some portion of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes (see Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K/A).

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

        We generally meet liquidity needs from operating cash flow and from external sources including our senior secured credit facility. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions. We had a net working capital deficit of $2.1 million at April 30, 2009 compared to a net working capital deficit of $20.2 million at April 30, 2008. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The increase in net working capital at April 30, 2009 was primarily due to higher other current assets associated with commodity hedge contract valuations along with lower trade payables, other accrued liabilities and payroll accruals. This was offset by lower trade receivables associated with lower revenues along with lower deferred income taxes.

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

        On July 9, 2009, we successfully completed the refinancing of our existing senior credit facility with a senior secured first lien credit facility (the "Senior Secured Credit Facility"), consisting of a $177.5 million revolving credit facility (the "New Revolver") and a $130.0 million aggregate principal term loan (the "New Term Loan") and the offering of $180.0 million aggregate principal amount of 11% senior second lien notes due 2014 (the "Second Lien Notes").

        The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under our $525.0 million senior secured credit facility due April 2010. Upon the closing of the transaction, we had $87.2 million of unused capacity on the New Revolver, after taking into account $51.7 million of letters of credit.

        For the first two quarters after the closing date, the interest rate for borrowings under the New Revolver will be LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan will be LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.500% of the principal amount of the loan.

        The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with our existing credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If we fail to refinance the Senior Subordinated Notes on or before October 31, 2012 the due date for the New Term Loan shall be December 31, 2012. We have the right to increase the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at our discretion, subject to certain conditions.

        The Second Lien Notes were issued at an original issue price of 97.212% of the principal amount. The Second Lien Notes will pay interest on a semi-annual basis and are due on July 15, 2014.

        The Second Lien Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

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

        Net cash provided by operating activities in fiscal years ended April 30, 2009 and 2008 amounted to $77.5 million and $71.2 million, respectively. Fiscal year 2009 net loss adjusted for impairment charges, loss on disposal of discontinued operations, loss from discontinued operations, environmental remediation charge and development project charges totaled ($8.0) million. This resulted in a decrease of $5.9 million when compared to the fiscal year 2008 total of ($2.1) million. Lower depreciation and amortization in fiscal year 2009 versus fiscal 2008 resulted in a $5.1 million decrease. Landfill amortization expense decreased by $5.4 million primarily due to lower volumes as result of the planned closure of our Colebrook facility, which closed in the second quarter of fiscal year 2009, as well as the ramp-down of landfill volumes at the Pine Tree landfill, partially offset by an increase in amortization at our Worcester facility due to increased volumes. The increase in deferred taxes in fiscal year 2009 versus 2008 was primarily associated with the deferred tax asset valuation allowance resulting in a $11.2 million increase. Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $6.8 million in fiscal year 2009 compared to fiscal year 2008. Changes in accounts receivable amounted to a $11.0 million increase in fiscal year 2009 compared to fiscal year 2008 primarily due to lower revenues. Changes in accounts payable in fiscal year 2009 amounted to $17.1 million of cash used compared with $0.5 million used in the prior year due to lower operating costs and lower capital expenditures. Lower restricted cash amounts at April 30, 2009 due to the liquidation of assets held in trust as collateral for our financial obligations relative to its self insurance claims liability amounted to a $14.0 million increase in cash.

        Changes in prepaid expenses, inventories and other assets amounted to cash provided of $3.7 million in fiscal year 2009 compared to cash provided of $0.4 million in fiscal year 2008. The increase in cash provided of $3.2 million from the prior year is due primarily to the following: (1) changes in prepaid expenses associated with the timing of insurance payments, prepaid consulting and payroll fundings amounting to a $1.7 million increase and (2) lower net refundable income taxes at April 30, 2009, amounting to a $1.5 million increase. Changes in accrued expenses and other liabilities amounted to cash used of $16.4 million in fiscal year 2009 compared to cash used of $10.3 million in fiscal year 2008. The increase in cash used of $6.2 million is due primarily to the following (1) reductions associated with higher payroll accruals at April 30, 2008 amounting to $9.9 million, (2) higher payments for landfill capping, closure and post-closure in fiscal year 2009 versus the prior year amounting to an $0.8 million increase, (3) lower accrued interest at April 30, 2009 associated with lower interest rates and the timing of borrowings partially offset by higher average debt levels amounting to a $1.7 million decrease, offset by (4) higher other long-term liabilities at April 30, 2007 associated with the Maine Energy settlement which took place in fiscal year 2008 resulting in a $3.1 million increase and (5) an increase of $4.0 million associated with other accrued expenses due to higher accruals for capital projects at April 30, 2007.

        Net cash used in investing activities was $65.4 million in fiscal year 2009 compared to $85.7 million used in investing activities in fiscal year 2008. The decrease in cash used in investing activities was due to (1) lower capital expenditures in fiscal year 2009 of $15.4 million, (2) lower acquisition activity in fiscal year 2009 amounting to $9.5 million due primarily to the final earnout payment associated with Blue Mountain Recycling, LLC in fiscal year 2008 (3) lower fiscal year 2009 payments on landfill operating lease contracts amounting to a $2.0 million decrease in cash used, offset by (4) higher investments in unconsolidated entities in fiscal year 2009 versus fiscal year 2008 amounting to $2.4 million (5) lower proceeds from assets under contractual obligations in fiscal year 2009 amounting to $1.5 million and (6) lower proceeds from divestitures and sale of equipment in fiscal year 2009 amounting to $2.8 million.

        Net cash used in financing activities was $13.1 million for fiscal year 2009 compared to $4.0 million provided in fiscal year 2008. The increase in cash used by financing activities is primarily due to reductions in our long term debt.

        In fiscal year 2009, we acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration. In fiscal year 2008, we acquired five solid waste hauling operations. These transactions were in exchange for total consideration of $1.2 million, including $0.8 million in cash and $0.4 million in notes payable to seller. We also made a final earnout payment of $11.1 million to the members of Blue Mountain Recycling, LLC which was acquired in fiscal year 2006. For the landfill operating lease contracts, we made payments totaling $5.1 million, $7.1 million and $5.0 million in fiscal years 2009, 2008 and 2007, respectively.

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

  Contractual Obligations

        The following table summarizes our significant contractual obligations and commitments as of April 30, 2009 (in thousands), as adjusted to reflect the subsequent closing of the Senior Secured Credit Facility and sale of the Second Lien Notes, and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) Ending April 30,
	2010	2011-2012	2013-2014	Thereafter	Total
Long-term debt	$1,718	$3,687	$447,526	$92,887	$545,818
Financing lease obligations	1,344	3,012	3,498	5,771	13,625
Interest obligations(1)	46,101	87,772	52,703	16,802	203,378
Operating leases(2)	12,869	23,564	16,670	104,465	157,568
Capping / closure / post-closure	6,426	11,398	12,536	89,056	119,416

Total contractual cash obligations(3)	$68,458	$129,433	$532,933	$308,981	$1,039,805

(1)
Interest obligations based on debt and capital lease balances as of April 30, 2009, as adjusted to reflect the subsequent closing of the Senior Secured Credit Facility and sale of the Second Lien Notes. Interest obligations related to variable rate debt were calculated using variable rates based on the terms of the Senior Secured Credit Facility. Included in interest obligations are obligations associated with interest rate derivative agreements amounting to $1,120 for fiscal year ending April 30, 2009. Obligations related to interest rate derivative agreements were calculated using the appropriate variable interest index in effect at April 30, 2009.

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

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Consolidated Financial Statements contained elsewhere in this Form 10-K/A.

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

        We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years ended April 30, 2009, 2008 and 2007. We have also audited the financial statement schedule for the years ended April 30, 2009, 2008 and 2007 listed in Item 15(a)(2) of this Form 10-K/A. We also have audited the Company's internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2009 and 2008, and the consolidated results of their operations, and their cash flows for each of the years in the three-year period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        As discussed in Note 17 to the consolidated financial statements, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective May 1, 2007.

/s/ Caturano and Company, P.C.

Boston, Massachusetts
July 23, 2009

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30, 2008	April 30, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$2,758	$1,718
Current maturities of financing lease obligations	—	1,344
Accounts payable	51,731	34,623
Accrued payroll and related expenses	11,251	4,180
Accrued interest	8,668	6,407
Current accrued capping, closure and post-closure costs	9,265	6,426
Other accrued liabilities	28,202	22,337
Current liabilities of discontinued operations	949	—

Total current liabilities	112,824	77,035
Long-term debt and capital leases, less current maturities	559,227	547,145
Financing lease obligations, less current maturities	—	12,281
Accrued capping, closure and post-closure costs, less current portion	32,864	35,464
Deferred income taxes	313	2,684
Other long-term liabilities	6,007	10,043
Non-current liabilities of discontinued operations	170	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock—
Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,466,000 and 24,679,000 shares as of April 30, 2008 and April 30, 2009, respectively	245	247
Class B common stock—
Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	10
Accumulated other comprehensive income (loss)	(2,568)	3,828
Additional paid-in capital	276,189	279,444
Accumulated deficit	(149,194)	(217,219)

Total stockholders' equity	124,682	66,310

	$836,087	$750,962

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

        The Company accounts for income tax uncertainties under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), which provides guidance on the recognition, de-recognition and measurement of potential tax benefits associates with tax positions. The Company recognizes interest and penalties relating to income tax matters as a component of income tax expense. For additional information regarding FIN No. 48, see Note 17.

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

10.   OTHER ACCRUED LIABILITIES

        Other accrued liabilities, classified as current liabilities, at April 30, 2008 and 2009 consist of the following:

	April 30,
	2008	2009
Self insurance reserve—current portion	$10,231	$9,593
Other accrued liabilities	17,971	12,744

Total other accrued liabilities	$28,202	$22,337

11.   LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt and capital leases as of April 30, 2008 and 2009 consist of the following:

	April 30, 2008	April 30, 2009
Senior subordinated notes (the "Senior Subordinated Notes"), due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $3,720 and $3,045)	$198,720	$198,045
Senior secured revolving credit facility (the "revolver"), which provides for advances or letters of credit of up to $350,000, due April 28, 2010, bearing interest at LIBOR plus 2.25%, (approximately 2.66% at April 30, 2009 based on one month LIBOR). This loan is secured by substantially all of the assets of the Company	153,500	150,500
Senior secured term B loan (the "term loan") due April 28, 2010, bearing interest at LIBOR plus 2.00% (approximately 2.47% at April 30, 2009 based on three month LIBOR) with principal payments of $900 per year, beginning in July 2007 with the remaining principal balance due at maturity	174,100	173,200
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005, dated December 1, 2005, bearing interest at BMA Index (approximately 0.75% at April 30, 2009) enhanced by an irrevocable, transferable direct-pay letter of credit (2.375% at April 30, 2009). Due January 1, 2025	25,000	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 6.75%, due in monthly or annual installments varying to $125, maturing May 2009 through February 2012	1,208	846
Interim financing arrangement with a bank related to certain equipment for up to $10,000 at a rate of LIBOR plus 2.5% (approximately 5.35% at April 30, 2008)	7,561	—
Capital leases for facilities and equipment, bearing interest rates of 6.52% - 7.70%, due in monthly installments varying to $11, expiring September 2009 through April 2013	1,896	1,272

	561,985	548,863
Less—current maturities	2,758	1,718

	$559,227	$547,145

        On January 24, 2003, the Company issued $150,000 of 9.75% Senior Subordinated Notes, due 2013. The Senior Subordinated Notes agreement contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company and its significant subsidiaries.

        On February 2, 2004, the Company issued an additional $45,000 of 9.75% Senior Subordinated Notes due 2013. The issuance was at a premium of $6,075, which will be amortized over the life of the Senior Subordinated Notes. Premium amortization of $579, $625 and $675 was recorded to interest expense in fiscal 2007, 2008 and 2009, respectively, using the effective interest rate method.

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

        On July 9, 2009, the Company successfully completed the refinancing of its existing senior credit facility with a senior secured first lien credit facility (the "Senior Secured Credit Facility"), consisting of a $177,500 revolving credit facility (the "New Revolver") and a $130,000 aggregate principal term loan (the "New Term Loan"). In connection with the Senior Secured Credit Facility, the Company simultaneously completed the offering of $180,000 aggregate principal amount of 11% senior second lien notes due 2014 (the "Second Lien Notes").

        The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under the Company's $525,000 senior secured credit facility due April 2010. After the transaction, the Company had $87,201 of unused capacity on the Revolver Facility, after taking into account $51,687 of letters of credit.

        For the first two quarters after July 9, 2009, the interest rate for borrowings under the New Revolver will be LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan will be LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.500% of the principal amount of the loan.

        The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company's prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If the Company fails to refinance the Senior Subordinated Notes on or before October 31, 2012 the due date for the New Term Loan shall be December 31, 2012. The Company has the right to increase the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in its discretion, subject to certain conditions.

        The Second Lien Notes were issued at an original issue price of 97.212% of the principal amount of the Second Lien Notes. The Second Lien Notes will pay interest on a semi-annual basis and are due on July 15, 2014.

        The Second Lien Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

        The Second Lien Notes have not been registered under the Securities Act, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

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

        As of April 30, 2009, debt(1) and capital leases mature as follows:

Fiscal Year Ended April 30,
2010	$1,718
2011	1,927
2012	1,760
2013(2)	325,446
2014	125,125
Thereafter	92,887

$548,863

    (1)
    Debt maturities have been adjusted to reflect the subsequent closing of the Senior Secured Credit Facility and the sale of the Second Lien Notes. The Company has also considered amounts associated with the New Term Loan as being due April 9, 2014. If the Company fails to refinance the Senior Subordinated Notes on or before October 31, 2012 the due date for the New Term Loan shall be December 31, 2012.

    (2)
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

13.   COMMITMENTS AND CONTINGENCIES

(a)   Leases

        The following is a schedule of future minimum operating lease and finance lease obligation payments, together with the present value of the net minimum lease payments under finance lease obligations, as of April 30, 2009:

	Operating Leases	Financing Lease Obligations
Fiscal Year Ended April 30,
2010	$12,869	$2,322
2011	10,931	2,322
2012	12,633	2,322
2013	8,604	2,322
2014	8,066	2,322
Thereafter	104,465	6,085

Total minimum lease payments	$157,568	17,695

Less—amount representing interest		4,070

		13,625
Less—current maturities of capital lease obligations		1,344

Present value of long term capital lease obligations		$12,281

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

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

AS OF APRIL 30, 2009

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,109	$609	$—	$—	$1,718
Current maturities of financing lease obligations	—	1,344	—	—	1,344
Accounts payable	3,070	31,542	11	—	34,623
Accrued payroll and related expenses	497	3,683	—	—	4,180
Accrued interest	6,402	5	—	—	6,407
Accrued closure and post-closure costs, current portion	—	6,426	—	—	6,426
Other current liabilities	13,126	9,209	2	—	22,337

Total current liabilities	24,204	52,818	13	—	77,035
Long-term debt and capital leases, less current maturities	546,145	1,000	—	—	547,145
Financing lease obligations, less current maturities	—	12,281	—	—	12,281
Deferred income taxes	2,684	—	—	—	2,684
Other long-term liabilities	3,753	41,723	31	—	45,507
STOCKHOLDERS' EQUITY:
Class A common stock— Authorized—100,000,000 shares, $0.01 par value; issued and outstanding—24,679,000 shares	247	100	—	(100)	247
Class B common stock— Authorized—1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	3,828	(1,494)	—	1,494	3,828
Additional paid-in capital	279,444	46,392	1,679	(48,071)	279,444
Accumulated deficit	(217,219)	(87,011)	(9,419)	96,430	(217,219)

Total stockholders' equity	66,310	(42,013)	(7,740)	49,753	66,310

	$643,096	$65,809	$(7,696)	$49,753	$750,962

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

        Management's report on the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K/A and are incorporated herein by reference.

        No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company which is set forth under "Executive Officers and Other Key Employees of the Company" in Item 1 of Part I of this Annual Report on Form 10-K/A and with respect to equity compensation plan information which is set forth under "Equity Compensation Plan Information" below) have been omitted from this Annual Report on Form 10-K/A, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K/A, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this Annual Report on Form 10-K/A.

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
The Exhibits that are filed as part of this Annual Report on Form 10-K/A or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.
Dated: July 24, 2009	By:	/s/ JOHN W. CASELLA John W. Casella Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

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