Form 10-Q
period 2009-07-31
CASELLA WASTE SYSTEMS INC
filed 2009-09-03
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 31, 2009:

Class A Common Stock, $0.01 par value per share:	24,745,079
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	July 31,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,838	$1,637
Restricted cash	508	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,014 and $2,222	51,296	56,136
Notes receivable - officer/employees	136	137
Refundable income taxes	1,195	1,075
Prepaid expenses	6,679	5,116
Inventory	3,114	3,309
Deferred income taxes	4,392	4,394
Other current assets	7,577	6,170

Total current assets	76,735	78,050

Property, plant and equipment, net of accumulated depreciation and amortization of $549,952 and $568,975	490,360	489,814
Goodwill	125,709	125,709
Intangible assets, net	2,635	2,505
Restricted assets	127	133
Notes receivable - officer/employees	1,128	1,133
Deferred income taxes	428	564
Investments in unconsolidated entities	41,798	41,227
Other non-current assets	12,042	22,736
	674,227	683,821

	$750,962	$761,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
	2009	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,718	$2,186
Current maturities of financing lease obligations	1,344	1,369
Accounts payable	34,623	35,268
Accrued payroll and related expenses	4,180	3,564
Accrued interest	6,407	11,613
Current accrued capping, closure and post-closure costs	6,426	5,325
Other accrued liabilities	22,337	24,226

Total current liabilities	77,035	83,551

Long-term debt and capital leases, less current maturities	547,145	554,790
Financing lease obligations, less current maturities	12,281	11,929
Accrued capping, closure and post-closure costs, less current portion	35,464	36,836
Deferred income taxes	2,684	2,956
Other long-term liabilities	10,043	9,392

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 24,679,000 and 24,745,000 shares as of April 30, 2009 and July 31, 2009, respectively	247	247
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	3,828	2,115
Additional paid-in capital	279,444	280,042
Accumulated deficit	(217,219)	(219,997)
Total stockholders’ equity	66,310	62,417

	$750,962	$761,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2008	2009

Revenues	$157,904	$135,861

Operating expenses:
Cost of operations	104,442	90,646
General and administration	18,440	16,288
Depreciation and amortization	19,470	19,530
	142,352	126,464
Operating income	15,552	9,397

Other expense/(income), net:
Interest income	(182)	(32)
Interest expense	10,155	9,846
Loss from equity method investments	1,129	1,219
Loss on debt modification	—	511
Other income	(88)	(46)

Other expense, net	11,014	11,498

(Loss) income from continuing operations before income taxes and discontinued operations	4,538	(2,101)
Provision for income taxes	2,317	677

(Loss) income from continuing operations before discontinued operations	2,221	(2,778)

Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $8)	(11)	—
Loss on disposal of discontinued operations (net of income tax provision of $262)	(34)	—

Net (loss) income available to common stockholders	$2,176	$(2,778)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2008	2009
Earnings Per Share:
Basic:
(Loss) income from continuing operations before discontinued operations available to common stockholders	$0.09	$(0.11)
Loss from discontinued operations, net	—	—
Loss on disposal of discontinued operations, net	—	—

Net (loss) income per common share available to common stockholders	$0.09	$(0.11)

Basic weighted average common shares outstanding	25,473	25,688

Diluted:
(Loss) income from continuing operations before discontinued operations available to common stockholders	$0.08	$(0.11)
Loss from discontinued operations, net	—	—
Loss on disposal of discontinued operations, net	—	—

Net (loss) income per common share available to common stockholders	$0.08	$(0.11)

Diluted weighted average common shares outstanding	25,683	25,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2008	2009
Cash Flows from Operating Activities:
Net (loss) income	$2,176	$(2,778)
Loss from discontinued operations, net	11	—
Loss on disposal of discontinued operations, net	34	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Gain on sale of equipment	(284)	(428)
Depreciation and amortization	19,470	19,530
Depletion of landfill operating lease obligations	1,723	1,520
Interest accretion on landfill and environmental remediation liabilities	778	959
Income from assets under contractual obligation	(89)	(69)
Amortization of premium on senior notes	(164)	(176)
Amortization of discount on term loan and second lien notes	—	122
Loss from equity method investments	1,129	1,219
Loss on debt modification	—	511
Stock-based compensation	389	530
Excess tax benefit on the exercise of stock options	(31)	—
Deferred income taxes	2,435	620
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(8,604)	(4,840)
Accounts payable	3,118	645
Prepaid expenses, inventories and other assets	(1,965)	2,338
Accrued expenses and other liabilities	(339)	4,998
	17,566	27,479
Net Cash Provided by Operating Activities	19,787	24,701

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(70)	—
Additions to property, plant and equipment - growth	(4,723)	(841)
- maintenance	(17,705)	(17,405)
Payments on landfill operating lease contracts	(452)	(1,327)
Proceeds from divestitures	670	—
Proceeds from sale of equipment	548	583
Proceeds from assets under contractual obligation	89	69
Net Cash Used In Investing Activities	(21,643)	(18,921)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	22,700	374,044
Principal payments on long-term debt	(21,447)	(366,204)
Payment of financing costs	—	(13,906)
Proceeds from exercise of stock options	496	85
Excess tax benefit on the exercise of stock options	31	—
Net Cash (Used in) Provided by Financing Activities	1,780	(5,981)

Discontinued Operations:
Net Cash Provided by Operating Activities	47	—

Net decrease in cash and cash equivalents	(29)	(201)
Cash and cash equivalents, beginning of period	2,814	1,838

Cash and cash equivalents, end of period	$2,785	$1,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2008	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for -
Interest	$5,845	$3,983
Income taxes, net of refunds	$245	$(54)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$70	$—
Cash paid, net	(70)	—

Notes payable, liabilities assumed and holdbacks to sellers	$—	$—

Property, plant and equipment acquired through financing lease obligations	$4,453	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“the Parent”) and subsidiaries (collectively, the “Company”) is a regional, integrated solid waste services company which provides a full range of solid waste services including collection, transfer, recycling, electrical generation and disposal of non-hazardous solid waste.  The Company also markets recyclable paper, metals, aluminum, plastics and glass which have been processed at its facilities or purchased from third parties.

The consolidated balance sheet of the Company as of July 31, 2009, the consolidated statements of operations for the three months ended July 31, 2008 and 2009 and the consolidated statements of cash flows for the three months ended July 31, 2008 and 2009 are unaudited.  In the opinion of management, such financial statements together with the consolidated balance sheet as of April 30, 2009 include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant accounting policies are more fully discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2009.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2009 included in the Annual Report.  The results for the three month period ended July 31, 2009 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2010.

Adoption of New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), to allow filers to defer the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP No. 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  Effective May 1, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised - 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on May 1, 2009 (See Note 3).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement applies to all entities and all derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 on May 1, 2009.  As SFAS No. 161 relates specifically to disclosures, the adoption will have no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS No. 142-3 on May 1, 2009.  The adoption of FSP FAS No. 142-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The standard addresses the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009.  The Company evaluated subsequent events through September 3, 2009, which was the date the accompanying financial statements were issued.  No material subsequent events have occurred since July 31, 2009 that required recognition or disclosure in the Company’s current period financial statements.

2.             NEW ACCOUNTING PROUNOUNCEMENTS PENDING ADOPTION

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities “ for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe the impact of adopting SFAS No. 167 will have a material effect on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

3.             BUSINESS COMBINATIONS

As disclosed in Note 1, the Company adopted SFAS No. 141(R) on May 1, 2009.  Assets and liabilities that arose from business combinations that preceded the application of SFAS No. 141(R) were not adjusted upon application of the new standard.

For all acquisitions completed prior to the Company’s adoption of SFAS No. 141(R), acquisition purchase prices were allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.  The time period for finalizing purchase price allocations did not exceed one year from the consummation of a business combination.  Any adjustments made during the one year allocation period were recorded prospectively as an adjustment to the acquired goodwill from the business combination.

For all acquisitions completed after the adoption of SFAS No. 141(R), as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values.  The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.  If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete.  The measurement period ends once the Company receives the information it was seeking; however, this period will not extend beyond one year from the acquisition date.  Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.  All acquisition-related transaction and restructuring costs are to be expensed as incurred rather than capitalized as part of the cost of the acquisition.

During the three months ended July 31, 2008, the Company acquired one solid waste hauling operation in exchange for total consideration of $70 in cash.  The operating results of this business are included in the Consolidated Statements of Operations from the date of acquisition.  The purchase price has been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.  Fair value of tangible assets is determined by Company based on fair market value of similar property using industry accepted sources.  The pro forma effect, as if the acquisition had been made on May 1, 2008, does not vary materially from actual reported results for the periods ended July 31, 2008 and 2009.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill at April 30, 2009 and July 31, 2009:

Eastern Region	Central Region	Western Region	FCR Recycling	Total
$—	$32,951	$55,302	$37,456	$125,709

Intangible assets at April 30, 2009 and July 31, 2009 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2009
Intangible assets	$14,125	$1,597	$920	$424	$17,066
Less accumulated amortization	(13,308)	(817)	(235)	(71)	(14,431)
	$817	$780	$685	$353	$2,635

Balance, July 31, 2009
Intangible assets	$14,142	$1,597	$920	$424	$17,083
Less accumulated amortization	(13,401)	(840)	(251)	(86)	(14,578)
	$741	$757	$669	$338	$2,505

Intangible amortization expense for the three months ended July 31, 2008 and 2009 was $146 and $152, respectively.  The intangible amortization expense estimated as of July 31, 2009 for the five fiscal years following fiscal year 2009 and thereafter is as follows:

2010	2011	2012	2013	2014	Thereafter
$518	$417	$332	$266	$218	$754

5.             LONG-TERM DEBT

On July 9, 2009, the Company successfully completed the refinancing of its existing senior credit facility with a senior secured first lien credit facility (the “Senior Secured Credit Facility”), consisting of a $177,500 revolving credit facility (the “New Revolver”) and a $130,000 aggregate principal term loan (the “New Term Loan”). In connection with the Senior Secured Credit Facility, the Company simultaneously completed the offering of $180,000 aggregate principal amount of 11% senior second lien notes due 2014 (the “Second Lien Notes”).  The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under the Company’s $525,000 senior credit facility due April 2010.

For the first two quarters after July 9, 2009, the interest rate for borrowings under the New Revolver will be LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan will be LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company’s prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If the Company fails to refinance the Company’s 9.75% Senior Subordinated Notes due February 2013 on or before October 31, 2012 the due date for the New Term Loan shall be December 31, 2012. The Company has the right to increase the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in its discretion, subject to certain conditions.

The Second Lien Notes were issued at an original issue price of 97.212% of the principal. The Second Lien Notes will pay interest on a semi-annual basis and are due on July 15, 2014.

The Second Lien Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

The Second Lien Notes have not been registered under the Securities Act, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

The Company recorded a charge of $511 as a loss on debt modification in the quarter ended July 31, 2009 relating to the unamortized deferred financing costs associated with the refinancing of its existing senior credit facility.

6.             COMMITMENTS AND CONTINGENCIES

(a)           Legal Proceedings

North Country Landfill Expansion

The North Country Environmental Services, Inc. (“NCES”) landfill is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and construction and demolition (“C&D”) material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2010.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town, a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court decided that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the superior court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  The remanded case remains pending, and no trial date has been set.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, stormwater drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES has filed a motion for summary judgment and expects a ruling on this motion before the end of 2009.  The enforcement action is currently scheduled for a bench trial in March, 2010.

On December 12, 2008, the New Hampshire Department of Environmental Services (“NHDES”) denied a request by NCES to modify its standard permit to develop approximately eight years of capacity within the bounds of the 51-acre area.  NCES revised and resubmitted its request, and the NHDES denied the revised request on March 25, 2009.  NCES appealed each of these denials to the New Hampshire Waste

Management Council (“WMC”).  NCES obtained a stay of the first appeal pending the outcome of the action for declaratory and injunctive relief described below.  NCES has requested a stay of the second appeal on the same basis.

NCES filed a petition for declaratory and injunctive relief with the superior court on February 10, 2009, related to the NHDES’s December 12, 2008, denial.  NCES amended this petition following NHDES’s March 25, 2009, denial.  In it its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the superior court’s declarations.  On June 11, 2009, the superior court denied NCES’s request for a preliminary injunction, but the superior court also denied NHDES’s request to dismiss the petition.  Subsequently, NCES filed a motion for partial summary judgment on two of its claims for declaratory relief.  NCES expects a ruling on this motion before the end of 2009.  The court has set a date for trial for the first week of November 2009.

In the event that the Company is unsuccessful obtaining the permits, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of July 31, 2009 was approximately $6,357). The Company would also assess the need for additional closure and post-closure charges.

GR Technologies, Inc. Litigation

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken. The Rutland Superior Court issued a decision on February 10, 2009 ordering that a suit for dissolution must be heard in the Delaware Chancery Court as opposed to Rutland Superior Court, and the Company has brought such an action and will ask that the Delaware hearing be held expeditiously.

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

New York Department of Labor Prevailing Wage Dispute

The Company has been involved in discussions with the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at the Chemung County Landfill (“CCL”). On August 10, 2007, the DOL issued a letter opinion that cell construction work and other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung, Ontario and Clinton County), is providing a “public purpose,” and accordingly are subject to the Prevailing Wage laws. The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief. Discussions with the DOL continue with a goal of resolving this matter. Any charge incurred by the Company related to these claims will be capitalized as part of the related landfill asset, and amortized over the life of the landfill as tons of waste are placed at each landfill site. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of MSW per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of fifty thousand dollars ($50,000). The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10 citizen groups remain as participants in the Appeal. A hearing on the merits was held on August 18, 2009. While it is too early to assess the outcome, SRD will continue to aggressively defend the Appeal.

Blue Mountain Recycling Class Action Litigation

In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC (“BMR”) and the Company, alleging discriminatory hiring practices at BMR’s facility in Philadelphia. A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission. BMR and the Company deny all allegations and are engaged in court-mediated settlement discussions with the plaintiffs. While it is too early to assess the outcome of these actions, BMR and the Company will continue to aggressively defend this matter.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste- Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (“the Study”).  A draft of the Study was submitted to DEC in January 2009 by the consulting firm hired by the Respondents.  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2011.  WSI is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement. Based on these estimates, the Company recorded an environmental remediation charge of $2,823 in third quarter of fiscal 2009.  In the fourth quarter o fiscal year 2009 the Company recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  Such costs could be significantly higher if costs exceed estimates, one or more of the other responsible parties are not able to meet their obligation, or one or more of the other responsible parties declared bankruptcy.  The Company inflates the cost in current dollars until the expected time of payment and discounts the cost to present value using an appropriate discount rate (average of 6.6%. in fiscal years 2009 and 2010).  As of July 31, 2009, the Company has recorded $4,085 related to this liability, including the recognition of $55 of accretion expense in the quarter.

7.             STOCK-BASED COMPENSATION

On June 11, 2009, the Company granted a combination of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  The stock units, each of which represents a share of Class A Common Stock, are subject to vesting, one half of which is based on the attainment by the Company of a targeted annual return on assets in fiscal year 2012 and the other half of which vests based on continued employment over a three year period starting on the first anniversary of the grant.  At the one hundred percent level of attainment the grantee pool would be entitled to a total of 129 shares of Class A Common Stock based on the attainment of a targeted annual return on assets in fiscal 2012 and 614 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.  The performance and restricted stock units were granted at an average grant date fair value of $2.60 per share.  The Company has agreed to issue 525 additional performance share units in the second quarter of fiscal year 2010 as awards become available for grant subject to shareholder approval.  As of July 31, 2009 there are 1,627 Class A Common Stock equivalents authorized for future grant under the 2006 plan inclusive of additional Class A Common Stock equivalents which were issued under the previous terminated plans because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option and restricted stock unit activity for the three months ended July 31, 2009 is as follows:

	Stock Options	Weighted Average Exercise Price	Restricted / Performance Stock Units (1)
Outstanding, April 30, 2009	3,522	$11.88	256
Granted	—	—	743
Exercised	—	—	—
Issued	—	—	(25)
Forfeited	(4)	12.72	(15)
Outstanding, July 31, 2009	3,518	11.87	959
Exercisable, July 31, 2009	3,188	$12.09

(1) Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 237 shares of Class A Common Stock.

The Company recorded $363 and $507 of stock-based compensation expense related to stock options, performance stock units and restricted stock units during the three months ended July 31, 2008 and 2009, respectively.  The Company also recorded $26 and $23 of stock-based compensation expense for the Company’s Employee Stock Purchase Plan during the three months ended July 31, 2008 and 2009, respectively.

Stock-based compensation expense is included general and administrative expenses in the Consolidated Statement of Operations.  The unrecognized stock-based compensation expense at July 31, 2009 related to unvested stock options and restricted stock units was $2,674 to be recognized over a weighted average period of 2.1 years.  Maximum unrecognized stock-based compensation expense at July 31, 2009 related to performance stock units was $2,661 to be recognized over a weighted average period of 2.1 years subject to the attainment of performance metrics.

The Company’s calculations of stock-based compensation expense associated with stock options and the Company’s Employee Stock Purchase Plan for the three months ended July 31, 2008 and 2009 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three months ended July 31, 2008 and 2009:

	Three Months Ended July 31,
	2008	2009
Stock Options:
Expected life	6 years	—
Risk-free interest rate	3.73%	—
Expected volatility	36.80%	—
Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Risk-free interest rate	2.87%	0.35%
Expected volatility	36.80%	243.78%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the three months ended July 31, 2008, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share (“EPS”):

	Three Months Ended July 31,
	2008	2009
Numerator:
Net (loss) income available to common stockholders	$2,176	$(2,778)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,516	24,745
Class B common stock	988	988
Effect of weighted average shares outstanding during period	(31)	(45)
Weighted average number of common shares used in basic EPS	25,473	25,688
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock units	210	—
Weighted average number of common shares used in diluted EPS	25,683	25,688

For the three months ended July 31, 2008 and 2009, 2,716 and 4,961 common stock equivalents related to options, warrants and restricted stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive (loss) income for the three months ended July 31, 2008 and 2009 is as follows:

	Three Months Ended
	July 31,
	2008	2009
Net (loss) income	$2,176	$(2,778)
Other comprehensive (loss) income	1,159	(1,713)
Comprehensive (loss) income	$3,335	$(4,491)

The components of other comprehensive (loss) income for the three months ended July 31, 2008 and 2009 are shown as follows:

	Three Months Ended July 31,
	2008			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(97)	$(34)	$(63)	$5	$—	$5
Change in fair value of interest rate derivatives and commodity hedges during period	592	237	355	(998)	—	(998)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	1,467	600	867	(1,206)	(486)	(720)
	$1,962	$803	$1,159	$(2,199)	$(486)	$(1,713)

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to SFAS No. 133, as amended by SFAS No. 161.  Designated as effective cash flow hedges, the changes in the fair value of these derivatives will be recognized in other comprehensive (loss) income until the hedged item is settled and recognized as part of commodity revenue.  The Company recognizes all derivatives on the balance sheet at fair value.  For purposes of cash flow presentation, the Company classifies cash inflows and outflows associated with derivatives within net income in the Consolidated Statements of Cash Flows.

At July 31, 2009, the Company was party to eleven commodity hedge contracts for old corrugated cardboard (“OCC”) and twelve commodity hedge contracts for old newsprint (“ONP”) as follows:

Inception Date Range	Commodity Type	Contract Date Range	Monthly Ton Range	Fixed Price Per Ton Received Range
December 2007 - October 2008	OCC	April 2008 - June 2011	75 - 750	$50 - $127
June 2007 - October 2008	ONP	April 2008 - December 2011	200 - 1500	$70 - $127

If the price per short ton of the underlying commodity as reported on the Official Board Market is less than the contract price per short ton, the Company receives the difference between the average price and the contract price (multiplied by the notional tons) from the respective counter-party.  If the price of the commodity exceeds the contract price per short ton, the Company pays the calculated difference to the counter-party.

The fair values of the commodity hedges are obtained from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross fair value of the Company’s commodity hedges was $6,053 at July 31, 2009 with $3,678 recorded in other current assets and $2,375 recorded in other non-current assets in the Company’s Consolidated Balance Sheets.  In accordance with SFAS No. 133, the offset to this, net of taxes of $2,950, is recorded to accumulated other comprehensive income.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

On May 1, 2008, the Company adopted SFAS No. 157, as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments.  The Company’s derivative instruments include commodity hedges.  As of July 31, 2009, the Company had no interest rate derivatives.  The Company uses commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.  During the three months ended July 31, 2009 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial measurement. As of July 31, 2009, the Company’s assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at July 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$133	$—	$—
Commodity derivatives	—	6,053	—
Total	$133	$6,053	$—

The Company’s financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At July 31, 2009, the fair market value of the Company’s fixed rate debt including the Second Lien Notes and the 9.75% Senior Subordinated Notes due February 2013 was approximately $353,813.  At July 31, 2009, the fair market value of the Company’s Senior Secured Credit Facility which includes the New Revolver and New Term Loan was approximately $162,931.

11.          DISCONTINUED OPERATIONS

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $670.  The Company recorded a loss on disposal of discontinued operations (net of tax) of $34.

The operating results of this operation for the three months ended July 31, 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and loss before income taxes attributable to discontinued operations for the three months ended July 31, 2008 were $282 and $19, respectively.

The Company has recorded liabilities associated with previous divestitures amounting to approximately $769 at July 31, 2009.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial inter-company activity associated with discontinued operations.

12.          SEGMENT REPORTING

The Company manages and evaluates its solid waste operations on a geographic basis through three regions, designated as Eastern, Central, Western regions, which include a full range of solid waste services including collection, transfer, recycling, electrical generation and disposal of non-hazardous solid waste.  The Company’s revenues in the FCR recycling segment are derived primarily from the processing and recycling and sale of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investments are included in Other.

Three Months Ended July 31, 2008 (1)

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$53,578	$14,095	$8,853	$334	$308,034
Central	33,594	15,515	4,495	4,698	152,474
Western	30,573	6,541	4,123	5,928	183,671
FCR recycling	31,347	217	1,576	5,074	112,182
Other	8,812	—	423	(482)	99,028
Eliminations	—	(36,368)	—	—	—
Total	$157,904	$—	$19,470	$15,552	$855,389

Three Months Ended July 31, 2009

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$48,754	$11,192	$9,737	$(1,953)	$234,209
Central	29,847	11,884	3,634	4,745	159,120
Western	25,157	6,123	3,758	4,992	175,012
FCR recycling	22,312	164	1,969	2,024	107,979
Other	9,791	—	432	(411)	85,551
Eliminations	—	(29,363)	—	—	—
Total	$135,861	$—	$19,530	$9,397	$761,871

(1) Segment data as of and for the three months ended July 31, 2008 has been revised to reflect a change in the Company’s internal reporting structure and a realignment of certain operations between segments.

Sources of the Company’s total revenue are as follows:

	Three Months Ended July 31,
	2008	2009
Collection	$58,282	$52,197
Disposal	32,360	29,742
Power generation	6,869	6,369
Processing and recycling	20,233	15,450
Solid waste operations	117,744	103,758
Major accounts	8,812	9,791
FCR recycling	31,348	22,312
Total revenues	$157,904	$135,861

The Company has revised its table of revenue by source to more closely align the types of revenue generated by its operating segments.  Amounts for the three months ended July 31, 2008 have been revised to conform to this presentation.

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $26,723 and $26,152 at April 30, 2009 and July 31, 2009, respectively.  The Company accounts for its 50% ownership in GreenFiber using the equity method of accounting.

On August 15, 2008, the Company and LP, issued a joint and several guarantee of up to $2,000 to support the refinancing of a GreenFiber term loan that is due in August 2010.  The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan.  As of July 31, 2009, the Company has recorded a liability of $75 related to the guarantee.

Summarized financial information for GreenFiber is as follows:

	April 30, 2009	July 31, 2009
Current assets	$22,326	$16,942
Noncurrent assets	63,529	62,346
Current liabilities	14,576	13,399
Noncurrent liabilities	$16,324	$12,668

	Three Months Ended July 31,
	2008	2009
Revenues	$30,233	$21,119
Gross profit	4,448	4,760
Net loss	$(2,258)	$(2,437)

The Company also has a 16.2% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.  The Company’s investment in these interests amounted to $15,073 at April 30, 2009 and July 31, 2009.  The Company accounts for these investments under the cost method of accounting.

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations were disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three months ended July 31, 2008 and 2009, the Company recognized income on the transactions in the amount of $89 and $69, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.  Minimum amounts owed to the Company under these notes amounted to $1,884 and $1,815 at April 30, 2009 and July 31, 2009, respectively.

15.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s Senior Subordinated Notes due 2013 and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2009 and July 31, 2009, and the condensed consolidating results of operations for the three months ended July 31, 2008 and 2009 and the condensed consolidating statements of cash flows for the three months ended July 31, 2008 and 2009 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2009

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$873	$965	$—	$—	$1,838
Restricted cash	432	76	—	—	508
Accounts receivable - trade, net of allowance for doubtful accounts	3	51,293	—	—	51,296
Refundable income taxes	1,195	—	—	—	1,195
Deferred taxes	4,392	—	—	—	4,392
Other current assets	8,718	8,788	—	—	17,506
Total current assets	15,613	61,122	—	—	76,735

Property, plant and equipment, net of accumulated depreciation and amortization	2,922	487,438	—	—	490,360
Goodwill	—	125,709	—	—	125,709
Restricted cash	—	127	—	—	127
Deferred income taxes	428	—	—	—	428
Investment in subsidiaries	(49,753)	—	—	49,753	—
Other non-current assets	26,587	32,828	120	(1,932)	57,603
	(19,816)	646,102	120	47,821	674,227

Intercompany receivable	647,299	(641,415)	(7,816)	1,932	—

	$643,096	$65,809	$(7,696)	$49,753	$750,962

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,109	$609	$—	$—	$1,718
Current maturities of financing lease obligations	—	1,344	—	—	1,344
Accounts payable	3,070	31,542	11	—	34,623
Accrued payroll and related expenses	497	3,683	—	—	4,180
Accrued interest	6,402	5	—	—	6,407
Accrued closure and post-closure costs, current portion	—	6,426	—	—	6,426
Other current liabilities	13,126	9,209	2	—	22,337

Total current liabilities	24,204	52,818	13	—	77,035

Long-term debt and capital leases, less current maturities	546,145	1,000	—	—	547,145
Financing lease obligations, less current maturities	—	12,281	—	—	12,281
Deferred income taxes	2,684	—	—	—	2,684
Other long-term liabilities	3,753	41,723	31	—	45,507

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,679,000 shares	247	100	—	(100)	247
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	3,828	(1,494)	—	1,494	3,828
Additional paid-in capital	279,444	46,392	1,679	(48,071)	279,444
Accumulated deficit	(217,219)	(87,011)	(9,419)	96,430	(217,219)
Total stockholders’ equity	66,310	(42,013)	(7,740)	49,753	66,310

	$643,096	$65,809	$(7,696)	$49,753	$750,962

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2009

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$850	$787	$—	$—	$1,637
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net of allowance for doubtful accounts	12	56,124	—	—	56,136
Other current assets	11,305	8,896	—	—	20,201
Total current assets	12,167	65,883	—	—	78,050

Property, plant and equipment, net of accumulated depreciation and amortization	3,296	486,518	—	—	489,814
Goodwill	—	125,709	—	—	125,709
Deferred income taxes	564	—	—	—	564
Investment in subsidiaries	(38,247)	—	—	38,247	—
Other non-current assets	37,481	32,065	120	(1,932)	67,734
	3,094	644,292	120	36,315	683,821

Intercompany receivable	640,722	(634,796)	(7,858)	1,932	—

	$655,983	$75,379	$(7,738)	$38,247	$761,871

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,415	$771	$—	$—	$2,186
Accounts payable	5,737	29,518	13	—	35,268
Accrued interest	11,580	33	—	—	11,613
Other current liabilities	14,163	20,317	4	—	34,484

Total current liabilities	32,895	50,639	17	—	83,551

Long-term debt and capital leases, less current maturities	554,118	672	—	—	554,790
Other long-term liabilities	6,553	54,529	31	—	61,113

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,745,000 shares	247	100	—	(100)	247
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	2,115	(988)	—	988	2,115
Additional paid-in capital	280,042	46,392	1,679	(48,071)	280,042
Accumulated deficit	(219,997)	(75,965)	(9,465)	85,430	(219,997)
Total stockholders’ equity	62,417	(30,461)	(7,786)	38,247	62,417

	$655,983	$75,379	$(7,738)	$38,247	$761,871

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$135,861	$—	$—	$135,861

Operating expenses:
Cost of operations	3	90,621	22	—	90,646
General and administration	34	16,233	21	—	16,288
Depreciation and amortization	211	19,319	—	—	19,530
	248	126,173	43	—	126,464
Operating income (loss)	(248)	9,688	(43)	—	9,397

Other expense/(income), net:
Interest income	(7,252)	(26)	—	7,246	(32)
Interest expense	9,317	7,775	—	(7,246)	9,846
Loss (income) from equity method investments	(718)	1,219	—	718	1,219
Loss on debt modification	511	—	—	—	511
Other income	(5)	(41)	—	—	(46)
Other expense/(income), net	1,853	8,927	—	718	11,498

(Loss) income before income taxes	(2,101)	761	(43)	(718)	(2,101)
Provision for income taxes	677	—	—	—	677

Net (loss) income applicable to common stockholders	$(2,778)	$761	$(43)	$(718)	$(2,778)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$1,222	$18,692	$(127)	$—	$19,787
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(70)	—	—	(70)
Additions to property, plant and equipment - growth	—	(4,723)	—	—	(4,723)
- maintenance	(194)	(17,511)	—	—	(17,705)
Payments on landfill operating lease contracts	—	(452)	—	—	(452)
Proceeds from divestitures	—	670	—	—	670
Other	—	637	—	—	637
Net Cash Used In Investing Activities	(194)	(21,449)	—	—	(21,643)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	17,283	5,417	—	—	22,700
Principal payments on long-term debt	(21,164)	(283)	—	—	(21,447)
Other	527	—	—	—	527
Intercompany borrowings	1,972	(2,193)	221	—	—
Net Cash Provided by (Used in) Financing Activities	(1,382)	2,941	221	—	1,780
Cash Provided by Discontinued Operations	—	47	—	—	47
Net (decrease) increase in cash and cash equivalents	(354)	231	94	—	(29)
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814
Cash and cash equivalents, end of period	$906	$1,537	$342	$—	$2,785

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(2,700)	$27,440	$(39)	$—	$24,701
Cash Flows from Investing Activities:
Additions to property, plant and equipment - growth	—	(841)	—	—	(841)
- maintenance	(1,080)	(16,325)	—	—	(17,405)
Payments on landfill operating lease contracts	—	(1,327)	—	—	(1,327)
Other	69	583	—	—	652
Net Cash Used In Investing Activities	(1,011)	(17,910)	—	—	(18,921)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	374,044	—	—	—	374,044
Principal payments on long-term debt	(365,799)	(405)	—	—	(366,204)
Deferred financing costs	(13,906)	—	—	—	(13,906)
Other	85	—	—	—	85
Intercompany borrowings	9,264	(9,303)	39	—	—
Net Cash (Used in) Provided by Financing Activities	3,688	(9,708)	39	—	(5,981)
Net decrease in cash and cash equivalents	(23)	(178)	—	—	(201)
Cash and cash equivalents, beginning of period	873	965	—	—	1,838
Cash and cash equivalents, end of period	$850	$787	$—	$—	$1,637

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1.  In addition, reference should be made to the Company’s audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009.

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including:

•	expected future revenues, operations, expenditures and cash needs;
•	fluctuations in the commodity pricing of the Company’s recyclables, increases in landfill tipping fees and fuel costs, and general economic and weather conditions;
•	projected future obligations related to capping, closure and post-closure costs of the Company’s existing landfills and any disposal facilities which the Company may own or operate in the future;
•	the Company’s ability to use its net operating losses and tax positions;
•	the projected development of additional disposal capacity or expectations regarding permits of existing capacity;
•	the recoverability or impairment of any of the Company’s assets or goodwill;
•	estimates of the potential markets for the Company’s products and services, including the anticipated drivers for future growth;
•	sales and marketing plans or price and volume assumptions;
•	the outcome of any legal or permitting matter;
•	potential business combinations or divestitures; and
•	projected improvements to the Company’s infrastructure and impact of such improvements on the Company’s business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. Forward-looking statements can be identified by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions, and should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in this report. The Company cannot guarantee that it will actually achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company’s control. Actual results may differ materially from those set forth in forward-looking statements.

There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009.  The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated company. The Company provides resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. The Company operates in 14 states— including vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

As of August 31, 2009, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 36 recycling facilities, nine Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility.  In addition, the Company holds a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  The Company also has a 16.2% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Outlook

The continuing weak economy has had an impact on the Company’s financial position and results of operations in the quarter ended July 31, 2009.  The slowdown in the U.S. economy resulted in lower solid waste collection volumes in the quarter, compared to the prior year, particularly in the Company’s commercial and industrial collection lines.  Landfill volumes and prices have declined year over year with construction and demolition volume declines in the quarter attributable to a slowdown in construction activities. Landfill volumes also decreased year over year due to the planned closure of the Colebrook facility, which ceased operation in the second quarter of fiscal year 2009.  Pricing initiatives in the solid waste collection operations contributed positively in the quarter while landfill prices declined year over year due to the effect of market pressure on pricing due to lower volumes in the market place.  Lower fuel costs resulted in lower fuel recovery fees year over year.  FCR recycling revenues declined year over year as a result of a sharp decline in commodity prices at the end of the second quarter of fiscal year 2009, driven by a severe drop in demand for all of the Company’s commodity product line as a result of global economic conditions.  Beginning in the fourth quarter of fiscal year 2009, and continuing in the quarter ended July 31, 2009, prices in the recycling commodity markets have begun to improve, including fiber (newspapers, cardboard, and mixed papers) and plastic prices.  The continuing weak economy and lack of liquidity in the credit markets will likely result in continued negative pressure on consumer and business spending, which could result in lower future business volumes and resulting cash flows. The Company has reacted to these economic conditions by managing various expense categories and capital expenditures.

Refinancing

On July 9, 2009, the Company completed (i) the refinancing of its existing senior credit facility with a senior secured first lien credit facility (the “Senior Secured Credit Facility”), consisting of a $177.5 million revolving credit facility and a $130.0 million aggregate principal term loan and (ii) the placement of $180.0 million aggregate principal amount of 11% senior second lien notes due 2014 (the “Second Lien Notes”).  The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under the $525.0 million senior credit facility due April 2010.

Operating Results

For the quarter ended July 31, 2009, the Company reported revenues of $135.9 million, a decrease of $22.0 million, or 14.0%, from $157.9 million for the quarter ended July 31, 2008.  As a percentage of total solid waste revenues, including the Company’s major accounts program, solid waste revenues decreased 10.3%, with lower collection and landfill volumes accounting for 7.8% of the decrease, 3.0% of the decrease from lower fuel recovery surcharges and 1.6% from lower commodity prices and volumes.  These decreases were partially offset by the positive effect of price increases of 1.8%, primarily from our collection operations, and 0.3% from the rollover effect of tuck-in acquisitions. As a percentage of total FCR recycling revenues, FCR revenues decreased 28.8%, with 24.3% coming from lower commodity prices and 4.5% from lower volumes in the quarter. The total decrease in FCR recycling revenues was partially offset by increased tipping fee revenue, lower revenue share payments and the positive effect of commodity hedge contracts, which reduced the impact of pricing fluctuations on a portion of FCR’s fiber volumes.

Eastern region revenues for the quarter ended July 31, 2009 declined $4.8 million, or 9.0%, from the same period last year primarily due to the idling of a construction and demolition processing plant as well as lower fuel recovery fees.  Also contributing to the revenue decline were lower volumes and prices from disposal facilities and lower volumes from collection operations, partially offset by collection price increases.  Western region revenues for the quarter ended July 31, 2009 decreased $5.4 million or 17.7%, from the same period last year, due to lower landfill prices and volumes as well as lower collection volumes and fuel recovery fees, partially offset by collection price increases.  In addition the revenue declines were attributable to lower commodity price and volumes from its scrap metal operation.  Central region revenues for the quarter ended July 31, 2009 decreased $3.7 million or 11.2%, from the same period last year, due to lower collection and landfill volumes and the effect of lower commodity prices and lower fuel recovery fees.  Revenue declines from the planned closure of the Colebrook landfill, which ceased operations in August 2008, were $1.4 million compared to the prior year period. These decreases were partially offset by collection price increases, the positive effect of tuck-in acquisitions and the start-up of the landfill-gas-to-energy facility at the Clinton County landfill.

Operating income for the quarter ended July 31, 2009 was $9.4 million compared to $15.6 million in the prior year comparable period and decreased as a percentage of revenue to 6.9% from 9.9%.  Operating income declined primarily due to lower revenue levels, partially offset by lower operating and general administration costs.  FCR recycling operating income decreased $3.1 million compared to the prior year period as lower net revenues, due to the impact of lower commodity prices and volumes, and higher depreciation expense, were partially offset by a decrease in purchased material costs.  Operating income for the Eastern region decreased $2.3 million, due to lower revenue volumes and increased landfill amortization expenses primarily due to higher amortizations rates associated with the planned ramp-down of landfill volumes at the Pine Tree landfill. These decreases were partially offset by lower operating costs.  Also in the prior year, operating income reflected a favorable impact of a $0.8 million benefit from a reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site.  Western region operating income decreased $0.9 million compared to the prior year period due to lower revenue, partially offset by lower operating costs and landfill amortization.  Central region operating income increased slightly year over year as lower revenues were more than offset by lower operating costs and landfill amortization.

The Company recorded a net loss of $2.8 million for the quarter ended July 31, 2009 compared to net income of $2.2 million in the prior year.  Interest costs and the performance of the Company’s unconsolidated subsidiary, GreenFiber, remained relatively consistent year over year.  As discussed above, the Company’s refinancing of its former senior credit facility took place on July 9, 2009 and accordingly, the net interest expense in the quarter was primarily impacted by the pricing structure under the terms in effect prior to the refinancing.  The Company expects that interest expense will increase in the future under the terms described in the newly refinanced Senior Secured Credit Facility and Second Lien Notes.  As a result of the refinancing, the Company recorded a loss from debt modification in the quarter ended July 31, 2009 of $0.5 million due to the write-off of unamortized financing costs associated with the former senior credit facility.

Divestitures

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $0.7 million.  The Company recorded a loss on disposal of discontinued operations (net of tax) of $0.03 million.  The operating results of this operation for the three months ended July 31, 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and loss before income taxes attributable to discontinued operations for the three months ended July 31, 2008 were $0.2 million and $0.02 million respectively.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and assumptions which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions and circumstances.  The Company’s significant accounting policies are more fully discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that affect the Company, see Note 1 to the Company’s consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

General

Revenues

The Company’s revenues in our Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to energy, waste-to-energy, transfer and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company’s residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s disposal facilities and transfer stations. Recycling revenues, which are included in FCR recycling and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  The Company also generates and sells electricity under a contract at our waste-to-energy facility and at certain of its landfill facilities.

GreenFiber’s business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in its results of operations.  The Company’s investments in RecycleRewards and Evergreen are accounted under the cost method of accounting.  Also, in the “Other” segment, the Company has ancillary revenues including major customer accounts.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended July 31,
	2008		2009
Collection	$58.3	36.9%	$52.2	38.4%
Disposal	32.4	20.5%	29.7	21.9%
Power generation	6.9	4.4%	6.4	4.7%
Processing and recycling	20.2	12.8%	15.5	11.4%
Solid waste operations	117.8	74.6%	103.8	76.4%
	8.8	5.6%	9.8	7.2%
FCR recycling	31.3	19.9%	22.3	16.4%
Total revenues	$157.9	100.0%	$135.9	100.0%

Solid waste operations revenues increased as a percentage of total revenues in the three months ended July 31, 2009 compared to the same period in the prior year, mainly because of the decrease in processing and recycling revenues.  The dollar decrease in collection and disposal revenues in the three months ended July 31, 2009 compared to the prior year is primarily due to lower volumes, partially offset by collection price increases.  Solid waste processing and recycling revenues and FCR recycling revenues were lower year over year due to lower commodity prices and volumes in the quarter ended July 31, 2009.

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

	Three Months Ended July 31,
	2008	2009

Revenues	100.0%	100.0%
Cost of operations	66.1%	66.7%
General and administration	11.7%	12.0%
Depreciation and amortization	12.4%	14.4%
Operating income	9.8%	6.9%
Interest expense, net	6.3%	7.2%
Loss from equity method investments	0.7%	0.9%
Other expense (income), net	-0.1%	0.3%
Provision for income taxes	1.5%	0.5%
(Loss) income before discontinued operations	1.4%	-2.0%

Three months ended July 31, 2009 versus July 31, 2008

Revenues - Revenues decreased $22.0 million, or 14.0%, to $135.9 million in the quarter ended July 31, 2009 from $157.9 million in the quarter ended July 31, 2008.  Solid waste revenues, including the Company’s major accounts program, decreased $13.0 million, with $9.8 million coming from volume decreases in our collection and landfill operations, $3.8 million of the decrease from lower fuel recovery fees and $2.1 million from lower commodity prices and volumes within the solid waste group.  These decreases were partially offset by price increases in our collection operations of $2.3 million and the rollover effect of acquisitions of $0.4 million.  FCR recycling revenues decreased $9.0 million mainly due to sharp declines in commodity prices and to a lesser extent, lower volumes.

Cost of operations - Cost of operations decreased $13.8 million, or 13.2%, to $90.6 million in the quarter ended July 31, 2009 from $104.4 million in the quarter ended July 31, 2008 and remained relatively consistent as a percentage of revenue between periods.  The dollar decrease in cost of operations is attributable to a decrease in the cost of purchased materials associated with lower recycling revenues as well as lower fuel costs and direct labor partially offset by a benefit in the prior year period of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site.

General and administration - General and administration expenses decreased $2.1 million, or 11.4%, to $16.3 million in the quarter ended July 31, 2009 from $18.4 million in the quarter ended July 31, 2008.  General and administration expenses as a percentage of revenues remained relatively consistent between periods.  The dollar decrease in general and administration expenses is primarily from lower expense associated with reduced salary and incentive compensation costs and lower travel expenses, partially offset by higher bad debt expense.

Depreciation and amortization - Depreciation and amortization expense for the quarter ended July 31, 2009 was $19.5 million, which was consistent with the same period in the prior year, and increased as a percentage of revenue from 12.4% to 14.4%, due to lower revenue levels in the current quarter.  Compared to the prior year period, higher landfill amortization expenses at the Pine Tree landfill, due to higher amortizations rates associated with the planned ramp-down of landfill volumes, were more than offset by lower amortization from the closure of the Colebrook facility as well as lower volumes at other landfill sites.  Depreciation expense increased between periods by $0.4 million primarily due to the Company’s landfill energy projects and investments in FCR recycling single stream projects.

Interest expense, net - Net interest expense decreased $0.2 million, or 2.0%, to $9.8 million in the quarter ended July 31, 2009 from $10.0 million in the quarter ended July 31, 2008.  This decrease is attributable to lower average interest rates, partially offset by higher net debt levels.  As discussed above, the refinancing of the Company’s senior credit facility took place on July 9, 2009 and accordingly, the net interest expense in the quarter was primarily impacted by the pricing structure under the terms in effect prior to the refinancing.  Net interest expense, as a percentage of revenues, increased to 7.2% in the quarter ended July 31, 2009 from 6.3% in the quarter ended July 31, 2008.

Loss from equity method investments - The loss from equity method investments in the quarter ended July 31, 2009 relates to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the quarter ended July 31, 2009 of which the Company’s share was $1.2 million, compared to a loss million in the quarter ended July 31, 2008 of which the Company’s share was $1.1 million.

Loss on debt modification - The loss in the quarter ended July 31, 2009 of $0.7 million is due to the write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter.

Provision for income taxes - Provision for income taxes decreased $1.6 million to $0.7 million for the quarter ended July 31, 2009 from $2.3 million for the quarter ended July 31, 2008.  The effective tax rate changed to (32.2)% for the quarter ended July 31, 2009 from 51.1% for the quarter ended July 31, 2008. The rate variance between the periods is due mainly to the Company changing its assessment of the realizability of deferred tax assets in the fourth quarter of fiscal year 2009.  The change in the effective tax rate between periods is primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

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

The Company had a net working capital deficit of $7.1 million at July 31, 2009 compared to a deficit of $2.1 million at April 30, 2009.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The decrease in net working capital at July 31, 2009 was primarily due to higher accrued interest offset by higher trade receivables associated with higher revenues in the month of July 2009 versus the month of April 2009.

On July 9, 2009, the Company completed the refinancing of its existing senior credit facility with a Senior Secured Credit Facility, consisting of a $177.5 million revolving credit facility (the “New Revolver”), a $130.0 million aggregate principal term loan (the “New Term Loan”) and the offering of $180.0 million aggregate principal amount of Second Lien Notes.  The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under the Company’s $525.0 million existing senior credit facility due April 2010.

For the first two quarters after the closing date, the interest rate for borrowings under the New Revolver will be LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan will be LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company’s prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014.  If the Company fails to refinance the Senior Subordinated Notes on or before October 31, 2012 the due date for the New Term Loan shall be December 31, 2012. The Company has the right to increase the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at its discretion, subject to certain conditions.

As of July 31, 2009, the Company was in compliance with all covenants as follows:

Senior Secured Credit Facility Covenant	Twelve months ended July 31, 2009	Covenant requirements - July 31, 2009
Total funded debt / Bank-defined cash flow metric (1)	4.72	5.50 Max.
Senior funded debt / Bank-defined cash flow metric (1)	3.13	3.65 Max.
Interest coverage	3.22	2.50 Min.

(1) Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, July 31, 2009. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (dollars in thousands):

Twelve Months Ended July 31, 2009
Net cash provided by operating activities	$82,434

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(2,787)
Gain on sale of equipment	496
Stock based compensation, net of excess tax benefit on exercise of options	(1,689)
Income from assets under contractual obligation	142
Goodwill Impairment, environmental remediation and development project charges	(59,997)
Interest expense plus amortization of premium on senior notes and discount on term loan and second lien notes	40,022
Loss on debt modification	(511)
Provision for income taxes, net of deferred taxes	488
Adjustments to income as allowed by senior secured credit facility agreement	64,407

Bank - defined cash flow metric	$123,005

Further advances were available under the New Revolver in the amount of $91.6 million as of July 31, 2009.  The available amount is net of outstanding irrevocable letters of credit totaling $51.7 million as of July 31, 2009, at which date no amount had been drawn.

The Second Lien Notes were issued at an original issue price of 97.212% of the principal amount. The Second Lien Notes will pay interest on a semi-annual basis and are due on July 15, 2014.

The Second Lien Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

The Second Lien Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of July 31, 2009, the Company was in compliance with all covenants under the Second Lien Notes.

As of July 31, 2009, the Company had outstanding $195.0 million of Senior Subordinated Notes which mature in January 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.   The Senior Subordinated Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of July 31, 2009, the Company was in compliance with all covenants under the Senior Subordinated Notes.

On December 28, 2005, the Company completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”) which mature in January 2025, subject to certain redemption rights. The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, the Company has borrowed the proceeds of the Bonds to pay for certain costs relating to equipment acquisition for solid waste collection and transportation services, all located in Maine.

On July 31, 2008, the Company completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at July 31, 2009 was $13.3 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $24.7 million for the three months ended July 31, 2009 compared to $19.8 million for the same period of the prior fiscal year.  Net income decreased $5.0 million in the three months ended July 31, 2009 compared to the three months ended July 31, 2008.  Deferred taxes also contributed to a decrease of $1.8 million in the same period due to projected utilization of net operating losses.

Changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $10.9 million for the three months ended July 31, 2009 compared to the three months ended July 31, 2008.  Changes in accounts receivable amounted to a $3.8 million increase for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 primarily due to lower revenues.  Changes in accounts payable during the three months ended July 31, 2009 amounted to $0.6 million of cash provided compared with $3.1 million provided in the prior year comparable period due to lower operating costs and lower capital expenditures in the period.

Changes in prepaid expenses, inventories and other assets amounted to cash provided of $2.3 million in the three months ended July 31, 2009 compared to cash used of $2.0 million in the three months ended July 31, 2008.  The increase in cash provided of $4.3 million from the prior year is due primarily to the following: (1) changes in prepaid expenses associated with payroll fundings amounting to a $1.7 million increase and (2) higher current assets at July 31, 2008 associated primarily with deposits made on equipment amounting to a $3.2 increase, offset by (3) higher net refundable income taxes at April 30, 2008, amounting to a $0.5 million decrease.  Changes in accrued expenses and other liabilities amounted to cash provided of $5.0 million in the three months ended July 31, 2009 compared to cash used of $0.3 million in the three months ended July 31, 2008.  The increase in cash provided of $5.3 million is due primarily to the following: (1) an increase associated with higher payroll accruals at April 30, 2008 amounting to $3.8 million and (2) lower accrued interest at April 30, 2009 associated with lower interest rates amounting to a $1.2 million increase.

Net cash used in investing activities was $18.9 million for the three months ended July 31, 2009 compared to $21.6 million used in investing activities in the same period of the prior fiscal year.  The reduction is due primarily to lower capital expenditures in the three months ended July 31, 2009 compared to the three months ended July 31, 2008.

Net cash used in financing activities was $6.0 million for the three months ended July 31, 2009 compared to cash provided of $1.8 million in the same period of the prior fiscal year.  The increase in cash used relates primarily to deferred financing fees associated with the refinancing as discussed above offset by lower net borrowings.

The Company generally meets liquidity needs from operating cash flow and its Senior Secured Credit Facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.  The Company has reacted to recent economic conditions by managing various expense categories and capital expenditures.  Continuation of the weakness in the economy will likely result in continued negative pressure on consumer and business spending, which could result in lower future business volumes and resulting cash flows.

The Company uses a variety of strategies to mitigate the impact of fluctuations in the commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of July 31, 2009, to minimize the Company’s commodity exposure, the Company was party to twenty-three commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the Indenture (the “Indenture”) dated as of July 9, 2009 by and among the Company, its guarantor subsidiaries and Wilmington Trust Company, as trustee, relating to the Second Lien Notes, each person that is a beneficial holder of the Second Lien Notes shall not knowingly acquire the Second Lien Notes such that, after giving effect thereto, such person owns 10% or more of the consolidated debt of the Company for which relevant subsidiaries of the Company are obligated (and to dispose of the Second Lien Notes or other debt of the Company to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. Pursuant to Section 4.18 of the Indenture, the Company has agreed that, for so long as any of the Second Lien Notes remain outstanding, the Company will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of debt of the Company that would serve as the threshold for evaluating any person that is a beneficial holder’s compliance with the first paragraph of Section 2.17 of the Indenture.  As of July 31, 2009, that dollar amount was $53.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $189.2 million of long-term debt at July 31, 2009.  The interest rate on the variable rate portion of long-term debt was approximately 6.6% at July 31, 2009.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through its FCR recycling operation, the Company markets a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  The Company uses a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of July 31, 2009 the Company is party to twenty-three commodity hedge contracts that manage pricing fluctuations on a portion of its OCC and ONP volumes.  These contracts expire between August 2009 and December 2011.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  The Company expects to be able to replace its expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended July 31, 2009, the impact on the Company’s operating income is estimated at between $0.1 million and $0.4 million based on the observed impact of commodity price changes on operating income margin during the quarter ended July 31, 2009 and July 31, 2008.  The Company’s sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)                                      Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2009, the Company’s chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)                                     Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

North Country Landfill Expansion

The North Country Environmental Services, Inc. (“NCES”) landfill is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2010.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town, a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court decided that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the superior court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  The remanded case is pending, and no trial date has been set.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, stormwater drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES has filed a motion for summary judgment and expects a ruling on this motion before the end of 2009.  The enforcement action is currently scheduled for a bench trial in March, 2010.

On December 12, 2008, the New Hampshire Department of Environmental Services (“NHDES”) denied a request by NCES to modify its standard permit to develop approximately eight years of capacity within the bounds of the 51-acre area.  NCES revised and resubmitted its request, and the NHDES denied the revised request on March 25, 2009.  NCES appealed each of these denials to the New Hampshire Waste Management Council (“WMC”).  NCES obtained a stay of the first appeal pending the outcome of the action for declaratory and injunctive relief described below.  NCES has requested a stay of the second appeal on the same basis.

NCES filed a petition for declaratory and injunctive relief with the superior court on February 10, 2009, related to the NHDES’s December 12, 2008, denial.  NCES amended this petition following NHDES’s March 25, 2009, denial.  In it its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the superior court’s declarations.  On June 11, 2009, the superior court denied NCES’s request for a preliminary injunction, but the superior court also denied NHDES’s request to dismiss the petition.  Subsequently, NCES filed a motion for partial summary judgment on two of its claims for declaratory relief.  NCES expects a ruling on this motion before the end of 2009.  The court has set a date for trial for the first week of November 2009.

In the event that the Company is unsuccessful obtaining the permits, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of July 31, 2009 was approximately $6,357). The Company would also assess the need for additional closure and post-closure charges.

GR Technologies, Inc. Litigation

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008 seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken. The Rutland Superior Court issued a decision on February 10, 2009 ordering that a suit for dissolution must be heard in the Delaware Chancery Court as opposed to Rutland Superior Court, and the Company has brought such an action and will ask that the Delaware hearing be held expeditiously.

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

New York Department of Labor Prevailing Wage Dispute

The Company has been involved in discussions with the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at the Chemung County Landfill (“CCL”). On August 10, 2007, the DOL issued a letter opinion that cell construction work and other construction activities, with respect to landfill sites operated by the Company in New York State (Chemung, Ontario and Clinton County), is providing a “public purpose,” and accordingly are subject to the Prevailing Wage laws. The Company will continue to work with the DOL to closely define which work may be subject to the DOL opinion, and the Company may yet pursue administrative and litigation relief. Discussions with the DOL continue with a goal of resolving this matter. Any charge incurred by the Company related to these claims will be capitalized as part of the related landfill asset, and amortized over the life of the landfill as tons of waste are placed at each landfill site. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to M.G.L. ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”). The 2008 Site Assignment allows SRD, subject to numerous conditions, to reallocate to MSW, construction and demolition tonnage capacity currently accepted at SRD’s Construction and Demolition Processing Facility located adjacent to the Landfill. The 2008 Site Assignment allows SRD, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of MSW per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of fifty thousand dollars ($50,000). The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10 citizen groups remain as participants in the Appeal. A hearing on the merits was held on August 18, 2009. While it is too early to assess the outcome, SRD will continue to aggressively defend the Appeal.

Blue Mountain Recycling Class Action Litigation

In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC (“BMR”) and the Company, alleging discriminatory hiring practices at BMR’s facility in Philadelphia. A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission. BMR and the Company deny all allegations and are engaged in court-mediated settlement discussions with the plaintiffs. While it is too early to assess the outcome of these actions, BMR and the Company will continue to aggressively defend this matter.

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

ITEM 1A. RISK FACTORS

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of our 2009 Annual Report on Form 10-K/A, that could have a material effect on its business, results of operations, financial condition and/or liquidity and that could cause its operating results to vary significantly from period to period. As of July 31, 2009, there have been no material changes to the risk factors disclosed in the Company’s most recent Annual Report on Form 10-K/A, although the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: September 3, 2009	By:	/s/ John S. Quinn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

31.1+	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2+	Certification of John S. Quinn, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2++	Certification pursuant to 18 U.S.C. Section 1350 of John S. Quinn, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

+	-	Filed Herewith
++	-	Furnished Herewith