Form 10-Q
period 2009-10-31
CASELLA WASTE SYSTEMS INC
filed 2009-12-03
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 30, 2009:

Class A Common Stock, $0.01 par value per share:	24,745,079
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	October 31,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,838	$2,004
Restricted cash	508	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,014 and $1,706	51,296	56,179
Notes receivable - officer/employees	136	137
Refundable income taxes	1,195	1,623
Prepaid expenses	6,679	5,923
Inventory	3,114	3,431
Deferred income taxes	4,392	4,618
Other current assets	7,577	4,913

Total current assets	76,735	78,904

Property, plant and equipment, net of accumulated depreciation and amortization of $549,952 and $580,646	490,360	487,003
Goodwill	125,709	125,709
Intangible assets, net	2,635	2,377
Restricted assets	127	211
Notes receivable - officer/employees	1,128	1,138
Deferred income taxes	428	763
Investments in unconsolidated entities	41,798	41,742
Other non-current assets	12,042	20,571
	674,227	679,514

	$750,962	$758,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	October 31,
	2009	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,718	$1,827
Current maturities of financing lease obligations	1,344	1,418
Accounts payable	34,623	34,270
Accrued payroll and related expenses	4,180	4,133
Accrued interest	6,407	11,984
Current accrued capping, closure and post-closure costs	6,426	1,009
Other accrued liabilities	22,337	22,778

Total current liabilities	77,035	77,419

Long-term debt and capital leases, less current maturities	547,145	555,743
Financing lease obligations, less current maturities	12,281	11,570
Accrued capping, closure and post-closure costs, less current portion	35,464	40,578
Deferred income taxes	2,684	3,552
Other long-term liabilities	10,043	9,194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 24,679,000 and 24,745,000 shares as of April 30, 2009 and October 31, 2009, respectively	247	247
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	3,828	1,099
Additional paid-in capital	279,444	280,554
Accumulated deficit	(217,219)	(221,548)
Total stockholders’ equity	66,310	60,362

	$750,962	$758,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009

Revenues	$157,538	$133,733	$315,442	$266,833

Operating expenses:
Cost of operations	103,728	86,674	208,170	174,560
General and administration	18,299	14,818	36,739	31,106
Depreciation and amortization	19,505	18,347	38,975	37,876
	141,532	119,839	283,884	243,542
Operating income	16,006	13,894	31,558	23,291
Other expense/(income), net:
Interest income	(85)	(28)	(267)	(61)
Interest expense	10,338	15,006	20,494	24,851
Loss from equity method investments	1,045	159	2,173	1,378
Loss on debt modification	—	—	—	511
Other income	(64)	(247)	(152)	(291)
Other expense, net	11,234	14,890	22,248	26,388

(Loss) income from continuing operations before income taxes and discontinued operations	4,772	(996)	9,310	(3,097)
Provision for income taxes	2,706	555	5,023	1,232

(Loss) income from continuing operations before discontinued operations	2,066	(1,551)	4,287	(4,329)

Discontinued Operations:
Loss from discontinued operations (net of income tax benefit of $8)	—	—	(11)	—
Loss on disposal of discontinued operations (net of income tax provision of $262)	—	—	(34)	—

Net (loss) income (applicable) available to common stockholders	$2,066	$(1,551)	$4,242	$(4,329)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Earnings Per Share:
Basic:
(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$0.08	$(0.06)	$0.17	$(0.17)
Loss from discontinued operations, net	—	—	—	—
Loss on disposal of discontinued operations, net	—	—	—	—

Net (loss) income per common share (applicable) available to common stockholders	$0.08	$(0.06)	$0.17	$(0.17)

Basic weighted average common shares outstanding	25,561	25,733	25,517	25,711

Diluted:
(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$0.08	$(0.06)	$0.17	$(0.17)
Loss from discontinued operations, net	—	—	—	—
Loss on disposal of discontinued operations, net	—	—	—	—

Net (loss) income per common share (applicable) available to common stockholders	$0.08	$(0.06)	$0.17	$(0.17)

Diluted weighted average common shares outstanding	25,745	25,733	25,720	25,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2008	2009
Cash Flows from Operating Activities:
Net (loss) income	$4,242	$(4,329)
Loss from discontinued operations, net	11	—
Loss on disposal of discontinued operations, net	34	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Gain on sale of equipment	(577)	(916)
Depreciation and amortization	38,975	37,876
Depletion of landfill operating lease obligations	3,520	3,165
Interest accretion on landfill and environmental remediation liabilities	1,603	1,738
Income from assets under contractual obligation	(114)	(150)
Amortization of premium on senior subordinated notes	(331)	(356)
Amortization of discount on term loan and second lien notes	—	626
Loss from equity method investments	2,173	1,378
Loss on debt modification	—	511
Stock-based compensation	954	1,040
Excess tax benefit on the exercise of stock options	(157)	—
Deferred income taxes	4,647	1,088
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(3,978)	(4,883)
Accounts payable	(4,400)	(353)
Prepaid expenses, inventories and other assets	1,851	1,453
Accrued expenses and other liabilities	(9,236)	2,664
	34,930	44,881
Net Cash Provided by Operating Activities	39,217	40,552

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(458)	—
Additions to property, plant and equipment - growth	(8,232)	(2,643)
- maintenance	(29,964)	(29,757)
Payments on landfill operating lease contracts	(1,825)	(4,538)
Proceeds from divestitures	670	—
Proceeds from sale of equipment	895	2,497
Investment in unconsolidated entities	(2,510)	—
Proceeds from assets under contractual obligation	114	150
Net Cash Used In Investing Activities	(41,310)	(34,291)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	60,000	413,144
Principal payments on long-term debt	(59,104)	(405,344)
Payment of financing costs	—	(13,980)
Proceeds from exercise of stock options	1,289	85
Excess tax benefit on the exercise of stock options	157	—
Net Cash (Used in) Provided by Financing Activities	2,342	(6,095)

Discontinued Operations:
Net Cash Provided by Operating Activities	47	—

Net increase in cash and cash equivalents	296	166
Cash and cash equivalents, beginning of period	2,814	1,838

Cash and cash equivalents, end of period	$3,110	$2,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2008	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$20,463	$17,212
Income taxes, net of refunds	$258	$550

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$458	$—
Cash paid, net	$(458)	$—

Property, plant and equipment acquired through financing lease obligations	$11,940	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“the Parent”) and its subsidiaries (collectively, the “Company”) is a regional, integrated solid waste services company which provides a full range of solid waste services including collection, transfer, recycling and disposal of non-hazardous solid waste.  The Company also generates electricity through its solid waste processing and markets recyclable paper, metals, aluminum, plastics and glass which have been processed at its facilities or purchased from third parties.

The consolidated balance sheet of the Company as of October 31, 2009, the consolidated statements of operations for the three and six months ended October 31, 2008 and 2009 and the consolidated statements of cash flows for the six months ended October 31, 2008 and 2009 are unaudited.  In the opinion of management, such financial statements, together with the consolidated balance sheet as of April 30, 2009, include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant accounting policies are more fully discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2009.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2009 included in the Annual Report.  The results for the three and six month period ended October 31, 2009 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2010.

Adoption of New Accounting Pronouncements

Fair Value Measurements and Disclosures

In February 2008, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance to allow filers to defer for one year the effective date of previously issued guidance as it relates to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This additional guidance does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  Effective May 1, 2009, the Company adopted this guidance with respect to non-financial assets and liabilities measured on a non-recurring basis.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued new guidance on business combinations, which revised previous guidance on accounting for business combinations and retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the Company’s adoption date.  The Company adopted this guidance on May 1, 2009 (See Note 3).

Derivatives and Hedging Disclosures

In March 2008, the FASB issued guidance which amends and expands the disclosure requirements for derivative instruments and hedging activities. This guidance requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this guidance on May 1, 2009.  As this guidance relates specifically to disclosures, the adoption had no impact on the Company’s financial position, results of operations or cash flows.

Intangible Assets

In April 2008, the FASB issued guidance on determining the useful life of intangible assets.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value.  The Company adopted this guidance on May 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance addresses the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarter ended July 31, 2009.  The Company evaluated subsequent events through December 3, 2009, which was the date the accompanying financial statements were available to be issued.  No material subsequent events have occurred since October 31, 2009 that require recognition or disclosure in the Company’s current period financial statements.

2.             NEW ACCOUNTING PROUNOUNCEMENTS PENDING ADOPTION

Variable Interest Entities

In June 2009, the FASB issued guidance  for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  This guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe the impact of adopting this guidance will have a material effect on the Company’s consolidated financial position or results of operations.

3.             BUSINESS COMBINATIONS

As disclosed in Note 1, the Company adopted new guidance on accounting for business combinations on May 1, 2009.  Assets and liabilities that arose from business combinations that preceded the application of this guidance were not adjusted upon application of the new standard.

For all acquisitions completed prior to the Company’s adoption of this guidance, acquisition purchase prices were allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.  The time period for finalizing purchase price allocations did not exceed one year from the consummation of a business combination.  Any adjustments made during the one year allocation period were recorded prospectively as an adjustment to the acquired goodwill from the business combination.

For all acquisitions completed after the adoption of this guidance, as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values.  The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.  If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete.  The measurement period ends once the Company receives the information it was seeking; however, this period will not extend beyond one year from the acquisition date.  Any material adjustments recognized during the measurement period will be recognized retrospectively in the consolidated financial statements of the then current period.  All acquisition-related transaction and restructuring costs are to be expensed as incurred rather than capitalized as part of the cost of the acquisition.

During the six months ended October 31, 2008, the Company acquired two solid waste hauling operations in exchange for total consideration of $458 in cash.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase price has been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.  Fair value of tangible assets is determined by the Company based on fair market value of similar property using industry accepted sources.  The pro forma results, as if these acquisitions had been made on May 1, 2008, do not vary materially from actual reported results for the three and six months ended October 31, 2008 and 2009.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill at April 30, 2009 and October 31, 2009:

Eastern Region	Central Region	Western Region	FCR Recycling	Total
$—	$32,951	$55,302	$37,456	$125,709

Intangible assets at April 30, 2009 and October 31, 2009 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Total
Balance, April 30, 2009
Intangible assets	$14,125	$1,597	$920	$424	$17,066
Less accumulated amortization	(13,308)	(817)	(235)	(71)	(14,431)
	$817	$780	$685	$353	$2,635

Balance, October 31, 2009
Intangible assets	$14,142	$1,597	$920	$424	$17,083
Less accumulated amortization	(13,481)	(863)	(268)	(94)	(14,706)
	$661	$734	$652	$330	$2,377

Intangible amortization expense for the three and six months ended October 31, 2008 and 2009 was $154, $133, $301 and $285, respectively.  The intangible amortization expense estimated for the five fiscal years following fiscal year 2009 and thereafter is as follows:

2010	2011	2012	2013	2014	Thereafter
$520	$412	$331	$269	$221	$899

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

For the first two quarters after July 9, 2009, the interest rate for borrowings under the New Revolver will be LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan is LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company’s prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If the Company fails to refinance the Company’s 9.75% Senior Subordinated Notes due February 2013 on or before October 31, 2012, the due date for the

New Term Loan shall be December 31, 2012. The Company has the right to increase the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in its discretion, subject to certain conditions of the Senior Secured Credit Facility Agreement.

The Second Lien Notes were issued at an original issue price of 97.2% of the principal amount.  The Second Lien Notes will pay interest on a semi-annual basis and are due on July 15, 2014.

The Second Lien Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

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

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town, a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  The remanded case remains pending and no trial date has been set.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, stormwater drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  The enforcement action is currently scheduled for a bench trial in March 2010.

On December 12, 2008, the New Hampshire Department of Environmental Services (“NHDES”) denied a request by NCES to modify its standard permit to develop approximately eight years of capacity within the bounds of the 51-acre area.  NCES revised and resubmitted its request, and the NHDES denied the revised request on March 25, 2009.  NCES appealed each of these denials to the New Hampshire Waste Management Council (“WMC”).  NCES obtained a stay of both appeals pending the outcome of the action for declaratory and injunctive relief described below.

NCES filed a petition for declaratory and injunctive relief with the Superior Court on February 10, 2009, related to the NHDES’s December 12, 2008 denial.  NCES amended this petition following NHDES’s March 25, 2009 denial.  In its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the Superior Court’s declarations.  On June 11, 2009, the Superior Court denied NCES’s request for a preliminary injunction and also denied NHDES’s request to dismiss the petition.  Subsequently, NCES filed a motion for partial summary judgment on two of its claims for declaratory relief and NHDES filed a cross-motion for partial summary judgment.  In October 2009, NCES agreed to the dismissal of one of its claims without prejudice, and moved successfully — with NHDES’s concurrence — to stay the litigation so that NHDES may consider the results of certain remedial work NCES undertook during the 2009 construction season.  NCES sought the stay because the outcome of this review by NHDES could affect the scope of the litigation.

In the event that the Company is unsuccessful obtaining the permits, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of October 31, 2009 was approximately $6,896). The Company would also assess the need for additional closure and post-closure charges.

GR Technologies, Inc. Litigation

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008, seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortuous interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken. The Rutland Superior Court issued a decision on February 10, 2009 ordering that a suit for dissolution must be heard in the Delaware Chancery Court, as opposed to Rutland Superior Court, and the Company has brought such an action.  A hearing has been set by the Delaware Chancery Court for the first week in February 2010.

The above described litigation is in discovery and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that this litigation, regardless of its outcome, will not have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

New York Department of Labor Prevailing Wage Dispute

The Company has been involved in an inquiry by the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at certain landfill sites operated by the Company in New York State that are owned by municipalities (Chemung, Ontario and Clinton Counties). On August 21, 2009, the DOL issued a letter opinion with regard to cell construction and capping work and other activities at these landfills, concluding that:  (1) the construction activity necessary for the recovery, use and sale of gases created by the landfill is not a public work project to which the Prevailing Wage Law applies; (2) cell construction and capping activities are public work where that work takes place on publicly owned lands in the furtherance of the operation of a publicly accessible landfill facility; (3) construction on lands acquired by Casella which adjoin a County-owned landfill are akin to a privately owned and operated landfill and would not be subject to the Prevailing Wage Law.  The Company is negotiating with the DOL to resolve this matter and though a negotiated settlement appears more likely than not, the Company has not ruled out administrative or litigation relief.  Any charge, excluding interest or penalties, incurred by the Company related to these claims will be capitalized as part of the related landfill asset, and amortized prospectively over the remaining life of the landfill as tons of waste are placed at each landfill site. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $50. The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10-citizen groups remain as participants in the Appeal. A hearing on the merits occurred on August 18, 2009, and the court has not yet issued a decision. While it is too early to assess the outcome, SRD will continue to aggressively defend the Appeal.

Port of Albany, New York Project Development

Casella Albany Renewables, LLC (“CAR”), a wholly-owned subsidiary of Casella Renewable Systems, LLC, entered into an Option Agreement with Albany Renewable Energy, LLC (“ARE”) in September, 2008 (“Option Agreement”).  In March 2008, ARE was the successful bidder to the Albany Port District Commission (“Port”) for the development of an ethanol facility to be located on a site owned by the Port (“Project”).  ARE has entered into a lease agreement with the Port, and CAR has the option pursuant to the Option Agreement of entering into a sublease with ARE should CAR elect to become involved in the development of the Project.

On or about September 18, 2009, Empire State Ethanol & Energy, LLC (“Empire”), a putative member of a non-selected bidder for the Project, filed litigation in Albany County Supreme Court against the Port and certain of its officers, ARE and certain of its affiliates, and CAR and certain of its affiliates, seeking a declaratory judgment that the bidding process for the Project was flawed and an order finding the selection of ARE was illegal and requiring the Port to rebid the Project.  Empire also moved on an expedited basis for a preliminary injunction in order to maintain the Project’s status quo until a hearing could be held on the merits of the declaratory judgment action.  Oral arguments were held on the preliminary injunction motion on October 30, 2009.  The court has not issued a decision.  The Company intends to vigorously defend against these claims and believes that regardless of its outcome, this matter will not have a material adverse effect on the  Company’s business, financial condition or results of operations or cash flows.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), has filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  NCES denies these allegations, and intends to vigorously defend against these claims.  The Company does not believe that this matter will have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

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

(b)           Environmental Liability

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste- Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009.  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2011.  WSI is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement. Based on these estimates, the Company recorded an environmental remediation charge of $2,823 in third quarter of fiscal 2009.  In the fourth quarter of fiscal year 2009, the Company recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  Such charges could be significantly higher if costs exceed estimates, one or more of the other responsible parties are not able to meet their obligation, or one or more of the other responsible parties declared bankruptcy.  The Company inflates the cost in current dollars until the expected time of payment and discounts the cost to present value using an appropriate discount rate (average of 6.6%. in fiscal years 2009 and 2010).  As of October 31, 2009, the Company has recorded $4,116 related to this liability, including the recognition of $56 and $111 of accretion expense in the three and six months ended October 31, 2009.

7.             STOCK-BASED COMPENSATION

In the six months ended October 31, 2009, the Company granted a combination of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  The stock units, each of which represents a share of Class A Common Stock, are subject to vesting, one half of which is based on the attainment by the Company of a targeted annual return on assets in fiscal year 2012 and the other half of which vests based on continued employment over a three year period starting on the first anniversary of the grant.  As of October 31, 2009, at the one hundred percent level of attainment, the grantee pool would be entitled to a total of 570 shares of Class A Common Stock based on the attainment of a targeted annual return on assets in fiscal 2012 and 570 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.  The maximum payout of the performance stock units equals 200% of the established target.

The initial grant date of these awards was June 11, 2009.  Subsequent to the initial grant, the Company determined that due to a clerical error, the number of awards made on June 11, 2009 exceeded the number of shares that were available for issuance under the 2006 Plan.  As a result, the Company asked officers and certain employees who received a performance stock unit award on June 11, 2009 and July 28, 2008 to agree to a termination of the agreements evidencing such awards.  Upon stockholder approval on October 13, 2009 to increase the number of shares authorized for issuance under the 2006 Plan, the Company granted performance stock units under the 2006 Plan for the same number of shares and subject to the same terms as those awards that had been terminated.

The performance and restricted stock units were granted at an average grant date fair value of $2.73 per share.  As of October 31, 2009 there were 3,272 Class A Common Stock equivalents authorized for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under the Company’s terminated plans because such awards expired or otherwise resulted in shares not being issued.

On October 13, 2009, the Company granted 104 restricted stock units under the 2006 Plan to non-employee directors of the Company.  These shares were issued at a grant date fair value of $2.89 and will vest in equal amounts over a three year period starting on the first anniversary of the grant date.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option and restricted / performance stock unit activity for the six months ended October 31, 2009 is as follows:

	Stock Options	Weighted Average Exercise Price	Restricted / Performance Stock Units - Unvested (1)
Outstanding, April 30, 2009	3,522	$11.88	275
Granted	—	—	1,304
Exercised	—	—	—
Class A Common Stock Issued	—	—	(34)
Forfeited	(602)	12.58	(71)
Outstanding, October 31, 2009	2,920	11.73	1,474
Exercisable, October 31, 2009	2,717	$11.68

(1) Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 674 shares of Class A Common Stock.

The Company recorded $536, $446, $899 and $953 of stock-based compensation expense related to stock options, performance stock units and restricted stock units during the three and six months ended October 31, 2008 and 2009, respectively.  The Company also recorded $28, $64, $55 and $87 of stock-based compensation expense for the Company’s Employee Stock Purchase Plan during the three and six months ended October 31, 2008 and 2009, respectively.

Stock-based compensation expense is included in general and administration expenses in the consolidated statement of operations.  The unrecognized stock-based compensation expense at October 31, 2009 related to unvested stock options and restricted stock units was $2,445, to be recognized over a weighted average period of 1.6 years.  Maximum unrecognized stock-based compensation expense at October 31, 2009 related to performance stock units was $6,786, to be recognized over a weighted average period of 2.4 years subject to the attainment of performance metrics.

The Company’s calculations of stock-based compensation expense associated with stock options and the Company’s Employee Stock Purchase Plan for the three and six months ended October 31, 2008 and 2009 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and six months ended October 31, 2008 and 2009:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Stock Options:
Expected life	—	—	6 years	—
Risk-free interest rate	—	—	3.73%	—
Expected volatility	—	—	36.80%	—
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	2.49%	0.35%	2.49%	0.35%
Expected volatility	36.44%	243.78%	36.44%	243.78%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the six months ended October 31, 2008, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share (“EPS”):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Numerator:
Net (loss) income (applicable) available to common stockholders	$2,066	$(1,551)	$4,242	$(4,329)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,601	24,745	24,601	24,745
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding during period	(28)	—	(72)	(22)
Weighted average number of common shares used in basic EPS	25,561	25,733	25,517	25,711
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock units	184	—	203	—
Weighted average number of common shares used in diluted EPS	25,745	25,733	25,720	25,711

For the three and six months ended October 31, 2008, 2,715 and 2,713 common stock equivalents related to options, warrants and restricted stock units, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2009, 4,267 common stock equivalents related to options and restricted stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive (loss) income for the three and six months ended October 31, 2008 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2009	2008	2009
Net (loss) income	$2,066	$(1,551)	$4,242	$(4,329)
Other comprehensive (loss) income	4,805	(1,016)	5,963	(2,729)
Comprehensive (loss) income	$6,871	$(2,567)	$10,205	$(7,058)

The components of other comprehensive (loss) income for the three and six months ended October 31, 2008 and 2009 are shown as follows:

	Three Months Ended October 31,
	2008			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(89)	$(32)	$(57)	$13	$—	$13
Change in fair value of interest rate derivatives and commodity hedges during period	6,525	2,627	3,898	(592)	—	(592)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	1,614	650	964	(732)	(295)	(437)
	$8,050	$3,245	$4,805	$(1,311)	$(295)	$(1,016)

	Six Months Ended October 31,
	2008			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(186)	$(65)	$(121)	$18	$—	$18
Change in fair value of interest rate derivatives and commodity hedges during period	7,118	2,865	4,253	(1,589)	—	(1,589)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	3,081	1,250	1,831	(1,939)	(781)	(1,158)
	$10,013	$4,050	$5,963	$(3,510)	$(781)	$(2,729)

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance.  Designated as effective cash flow hedges, the changes in the fair value of these derivatives are recognized in other comprehensive (loss) income until the hedged item is settled and recognized as part of commodity revenue.  The Company recognizes all derivatives on the balance sheet at fair value.

At October 31, 2009, the Company was party to twelve commodity hedge contracts for old corrugated cardboard (“OCC”) and twelve commodity hedge contracts for old newsprint (“ONP”) as follows:

Inception Date Range	Commodity Type	Contract Date Range	Monthly Notional Ton Range	Fixed Price Per Ton Received Range
December 2007 - September 2009	OCC	April 2008 - June 2011	75 - 750	$50 - $127
June 2007 - September 2009	ONP	February 2008 - December 2011	200 - 1500	$70 - $127

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross carrying value of the Company’s commodity hedges was $4,053 at October 31, 2009 with $2,447 recorded in other current assets and $1,606 recorded in other non-current assets in the Company’s Consolidated Balance Sheets.  In accordance with derivative and hedging guidance, the offset to this, net of taxes of $2,557, is recorded to accumulated other comprehensive income.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

On May 1, 2008, the Company adopted FASB guidance relating to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.

This guidance provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include restricted assets derivative instruments.  The Company’s derivative instruments include commodity hedges.  As of October 31, 2009, the Company had no interest rate derivatives.  The Company uses commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.  During the three and six months ended October 31, 2009 there were no nonrecurring fair value measurements of assets and liabilities subsequent to initial measurement.  As of October 31, 2009, the Company’s assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at October 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$211	$—	$—
Commodity derivatives	—	2,780	—
Total	$211	$2,780	$—

The Company’s financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At October 31, 2009, the fair market value of the Company’s fixed rate debt including the Second Lien Notes and the 9.75% Senior Subordinated Notes due February 2013 was approximately $377,025 and the carrying value was $372,902.  At October 31, 2009, the fair market value of the Company’s Senior Secured Credit Facility which includes the New Revolver and New Term Loan was approximately $165,623 and the carry value was $158,217.

11.          DISCONTINUED OPERATIONS

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $670.  The Company recorded a loss on disposal of discontinued operations (net of tax) of $34.

The operating results of this operation for the six months ended October 31, 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and loss before income taxes attributable to discontinued operations for the six months ended October 31, 2008 were $282 and $19, respectively.

The Company has recorded liabilities associated with previous divestitures amounting to approximately $434 at October 31, 2009.

The Company allocates interest to discontinued operations. The Company has also eliminated certain immaterial inter-company activity associated with discontinued operations.

12.          SEGMENT REPORTING

The Company manages and evaluates its solid waste operations on a geographic basis through three regions, designated as Eastern, Central, Western regions, which include a full range of solid waste services including collection, transfer, recycling and disposal of non-hazardous solid waste.  Solid waste operations also includes the Company’s power generation operations.  The Company’s revenues in the FCR recycling segment are derived primarily from the processing and recycling and sale of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investments are included in Other.

Three Months Ended October 31, 2008 (1)

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$54,643	$12,544	$9,557	$1,105	$303,433
Central	31,815	14,982	4,041	4,717	157,772
Western	30,355	6,661	3,966	5,806	183,159
FCR recycling	31,918	168	1,562	4,731	113,241
Other	8,807	—	379	(353)	98,851
Eliminations	—	(34,355)	—	—	—
Total	$157,538	$—	$19,505	$16,006	$856,456

Three Months Ended October 31, 2009

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$47,253	$11,002	$8,677	$1,788	$232,606
Central	28,775	10,993	3,530	5,028	158,868
Western	25,116	6,025	3,764	4,783	177,648
FCR recycling	22,894	113	1,969	2,690	106,630
Other	9,695	—	407	(395)	82,666
Eliminations	—	(28,133)	—	—	—
Total	$133,733	$—	$18,347	$13,894	$758,418

Six Months Ended October 31, 2008

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$108,221	$26,638	$18,409	$1,438	$303,433
Central	65,409	30,497	8,536	9,415	157,772
Western	60,928	13,202	8,089	11,734	183,159
FCR	63,265	385	3,138	9,805	113,241
Other	17,619	—	803	(834)	98,851
Eliminations	—	(70,722)	—	—	—
Total	$315,442	$—	$38,975	$31,558	$856,456

Six Months Ended October 31, 2009

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$93,245	$22,194	$18,413	$(164)	$232,606
Central	58,622	22,877	7,164	9,772	158,868
Western	50,273	12,147	7,522	9,774	177,648
FCR	45,206	277	3,938	4,714	106,630
Other	19,487	—	839	(805)	82,666
Eliminations	—	(57,495)	—	—	—
Total	$266,833	$—	$37,876	$23,291	$758,418

(1) Segment data as of and for the three and six months ended October 31, 2008 has been revised to reflect a change in the Company’s internal reporting structure and a realignment of certain operations between segments.

Sources of the Company’s total revenue are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Collection	$57,356	$52,319	$115,698	$104,407
Disposal	33,691	28,633	66,051	58,375
Power generation	7,230	7,159	14,100	13,528
Processing and recycling	18,536	13,033	38,709	25,830
Solid waste operations	116,813	101,144	234,558	202,140
Major accounts	8,807	9,695	17,619	19,487
FCR recycling	31,918	22,894	63,265	45,206
Total revenues	$157,538	$133,733	$315,442	$266,833

The Company has revised its table of revenue by source to more closely align the types of revenue generated by its operating segments.  Amounts for the three and six months ended October 31, 2008 have been revised to conform to this presentation.

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $26,723 and $26,667 at April 30, 2009 and October 31, 2009, respectively.  The Company accounts for its 50% ownership in GreenFiber using the equity method of accounting.

On August 15, 2008, the Company and LP issued a joint and several guarantee of up to $2,000 to support the refinancing of a GreenFiber term loan that is due in August 2010.  The guarantee can be drawn only upon a default (as defined) by GreenFiber under this term loan.  As of October 31, 2009, the Company has recorded a liability of $75 related to the guarantee.

Summarized financial information for GreenFiber is as follows:

	April 30, 2009	October 31, 2009
Current assets	$22,326	$23,772
Noncurrent assets	63,529	60,877
Current liabilities	14,576	20,283
Noncurrent liabilities	$16,324	$10,249

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Revenues	$35,496	$28,897	$65,729	$50,016
Gross profit	4,628	6,931	9,074	11,691
Net loss	$(2,090)	$(318)	$(4,347)	$(2,756)

The Company also has a 12.8% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.  The Company’s investment in these interests amounted to $15,075 at April 30, 2009 and October 31, 2009.  The Company accounts for these investments under the cost method of accounting.

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

The Company has not accounted for these transactions as sales based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operations were disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three and six months ended October 31, 2008 and 2009, the Company recognized income on the transactions in the amount of $25, $81, $114 and $150, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.  Minimum amounts owed to the Company under these notes amounted to $1,884 and $1,730 at April 30, 2009 and October 31, 2009, respectively.

15.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s Senior Subordinated Notes due 2013 and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2009 and October 31, 2009, and the condensed consolidating results of operations for the three and six months ended October 31, 2008 and 2009 and the condensed consolidating statements of cash flows for the six months ended October 31, 2008 and 2009 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2009

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(239)	$2,243	$—	$—	$2,004
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net of allowance for doubtful accounts	102	56,077	—	—	56,179
Refundable income taxes	1,623	—	—	—	1,623
Other current assets	9,209	9,813	—	—	19,022
Total current assets	10,695	68,209	—	—	78,904

Property, plant and equipment, net of accumulated depreciation and amortization	3,488	483,515	—	—	487,003
Goodwill	—	125,709	—	—	125,709
Restricted cash	—	211	—	—	211
Deferred income taxes	763	—	—	—	763
Investment in subsidiaries	(31,478)	—	—	31,478	—
Other non-current assets	35,519	32,121	120	(1,932)	65,828
	8,292	641,556	120	29,546	679,514

Intercompany receivable	638,408	(632,519)	(7,821)	1,932	—

	$657,395	$77,246	$(7,701)	$31,478	$758,418

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,590	$27,679	$1	$—	$34,270
Accrued interest	11,944	40	—	—	11,984
Accrued closure and post-closure costs, current portion	—	1,007	2	—	1,009
Other current liabilities	16,311	13,832	13	—	30,156
Total current liabilities	34,845	42,558	16	—	77,419

Long-term debt and capital leases, less current maturities	555,156	587	—	—	555,743
Other long-term liabilities	7,032	57,830	32	—	64,894

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,745,000 shares	247	100	—	(100)	247
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	1,099	(397)	—	397	1,099
Additional paid-in capital	280,554	46,392	1,679	(48,071)	280,554
Accumulated deficit	(221,548)	(69,824)	(9,428)	79,252	(221,548)
Total stockholders’ equity	60,362	(23,729)	(7,749)	31,478	60,362

	$657,395	$77,246	$(7,701)	$31,478	$758,418

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$157,538	$1,694	$(1,694)	$157,538

Operating expenses:
Cost of operations	—	103,556	1,866	(1,694)	103,728
General and administration	(7)	18,264	42	—	18,299
Depreciation and amortization	310	19,195	—	—	19,505
	303	141,015	1,908	(1,694)	141,532
Operating income (loss)	(303)	16,523	(214)	—	16,006

Other expense/(income), net:
Interest income	(7,708)	(43)	(24)	7,690	(85)
Interest expense	10,384	7,644	—	(7,690)	10,338
Loss (income) from equity method investments	(7,788)	1,045	—	7,788	1,045
Other income	(7)	(57)	—	—	(64)
Other expense/(income), net	(5,119)	8,589	(24)	7,788	11,234

Income (loss) before income taxes	4,816	7,934	(190)	(7,788)	4,772
Provision (benefit) for income taxes	2,750	—	(44)	—	2,706

Net income (loss) available (applicable) to common stockholders	$2,066	$7,934	$(146)	$(7,788)	$2,066

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$133,733	$—	$—	$133,733

Operating expenses:
Cost of operations	2	86,724	(52)	—	86,674
General and administration	237	14,567	14	—	14,818
Depreciation and amortization	187	18,160	—	—	18,347
	426	119,451	(38)	—	119,839
Operating income (loss)	(426)	14,282	38	—	13,894

Other expense/(income), net:
Interest income	(7,785)	(22)	—	7,779	(28)
Interest expense	14,738	8,047	—	(7,779)	15,006
Loss (income) from equity method investments	(6,177)	159	—	6,177	159
Other income	(206)	(41)	—	—	(247)
Other expense/(income), net	570	8,143	—	6,177	14,890

(Loss) income before income taxes	(996)	6,139	38	(6,177)	(996)
Provision for income taxes	555	—	—	—	555

Net (loss) income (applicable) available to common stockholders	$(1,551)	$6,139	$38	$(6,177)	$(1,551)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2008

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$315,442	$3,387	$(3,387)	$315,442

Operating expenses:
Cost of operations	245	207,681	3,631	(3,387)	208,170
General and administration	(133)	36,762	110	—	36,739
Depreciation and amortization	650	38,325	—	—	38,975
	762	282,768	3,741	(3,387)	283,884
Operating income (loss)	(762)	32,674	(354)	—	31,558

Other expense/(income), net:
Interest income	(15,461)	(67)	(163)	15,424	(267)
Interest expense	20,622	15,296	—	(15,424)	20,494
Loss (income) from equity method investments	(15,121)	2,173	—	15,121	2,173
Other income	(42)	(110)	—	—	(152)
Other expense/(income), net	(10,002)	17,292	(163)	15,121	22,248

Income (loss) from continuing operations before income taxes and discontinued operations	9,240	15,382	(191)	(15,121)	9,310
Provision for income taxes	4,998	—	25	—	5,023

Income (loss) from continuing operations before discontinued operations	4,242	15,382	(216)	(15,121)	4,287

Discontinued operations:
Loss from discontinued operations, net	—	(11)	—	—	(11)
Loss on disposal of discontinued operations, net	—	(34)	—	—	(34)

Net income (loss) available (applicable) to common stockholders	$4,242	$15,337	$(216)	$(15,121)	$4,242

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$266,833	$—	$—	$266,833

Operating expenses:
Cost of operations	5	174,585	(30)	—	174,560
General and administration	271	30,799	36	—	31,106
Depreciation and amortization	398	37,478	—	—	37,876
	674	242,862	6	—	243,542
Operating income (loss)	(674)	23,971	(6)	—	23,291

Other expense/(income), net:
Interest income	(15,217)	(49)	—	15,205	(61)
Interest expense	24,235	15,821	—	(15,205)	24,851
Loss (income) from equity method investments	(6,895)	1,378	—	6,895	1,378
Loss on debt modification	511	—	—	—	511
Other income	(211)	(80)	—	—	(291)
Other expense/(income), net	2,423	17,070	—	6,895	26,388

(Loss) income before income taxes	(3,097)	6,901	(6)	(6,895)	(3,097)
Provision for income taxes	1,232	—	—	—	1,232

Net (loss) income (applicable) available to common stockholders	$(4,329)	$6,901	$(6)	$(6,895)	$(4,329)

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(2,645)	$43,155	$42	$—	$40,552
Cash Flows from Investing Activities:
Additions to property, plant and equipment - growth	—	(2,643)	—	—	(2,643)
- maintenance	(1,456)	(28,301)	—	—	(29,757)
Payments on landfill operating lease contracts	—	(4,538)	—	—	(4,538)
Other	150	2,497	—	—	2,647
Net Cash Used In Investing Activities	(1,306)	(32,985)	—	—	(34,291)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	413,144	—	—	—	413,144
Principal payments on long-term debt	(404,229)	(1,115)	—	—	(405,344)
Deferred financing costs	(13,980)	—	—	—	(13,980)
Other	85	—	—	—	85
Intercompany borrowings	7,819	(7,777)	(42)	—	—
Net Cash (Used in) Provided by Financing Activities	2,839	(8,892)	(42)	—	(6,095)
Net increase (decrease) in cash and cash equivalents	(1,112)	1,278	—	—	166
Cash and cash equivalents, beginning of period	873	965	—	—	1,838
Cash and cash equivalents, end of period	$(239)	$2,243	$—	$—	$2,004

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

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated company. The Company provides resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. The Company operates in 14 states— including vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts and Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

As of November 30, 2009, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 36 recycling facilities, nine Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility.  In addition, the Company holds a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  The Company also holds a 12.8% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Outlook

The continuing weak economy has had an impact on the Company’s financial position and results of operations in the quarter ended October 31, 2009.  The Company experienced lower solid waste collection volumes in the quarter, compared to the same period in the prior year, particularly in the Company’s commercial and industrial collection lines.  Landfill volumes and prices have declined year over year with construction and demolition volume declines in the quarter attributable to a slowdown in construction activities.  Pricing initiatives in the solid waste collection operations contributed positively in the quarter while landfill prices declined year over year due to the effect of market pressure on pricing due to lower volumes in the market place.  Lower fuel costs resulted in lower fuel recovery fees year over year.  FCR recycling revenues declined year over year as a result of a sharp decline in commodity prices at the end of the second quarter of fiscal year 2009, driven by a severe drop in demand for all of the Company’s commodity product line as a result of global economic conditions.  Beginning in the fourth quarter of fiscal year 2009, and continuing in fiscal year 2010, prices in the recycling commodity markets have begun to improve, including fiber (newspapers, cardboard, and mixed papers) and plastic prices.  The continuing weak economy and lack of liquidity in the credit markets will likely result in continued negative pressure on consumer and business spending, which could result in lower future business volumes and resulting cash flows. The Company has reacted to these economic conditions by managing various expense categories and capital expenditures.

Refinancing

On July 9, 2009, the Company completed (i) the refinancing of its existing senior credit facility with a senior first lien credit facility (the “Senior Secured Credit Facility”), consisting of a $177.5 million revolving credit facility and a $130.0 million aggregate principal term loan and (ii) the placement of $180.0 million aggregate principal amount of 11% senior second lien notes due 2014 (the “Second Lien Notes”).  The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under the $525.0 million senior credit facility due April 2010.

Operating Results

For the quarter ended October 31, 2009, the Company reported revenues of $133.7 million, a decrease of $23.8 million, or 15.1%, from $157.5 million for the quarter ended October 31, 2008.  As a percentage of total solid waste revenues, including the Company’s major accounts program, solid waste revenues decreased 11.8%, with lower collection, disposal, processing and recycling volumes accounting for 8.2% of the decrease, 2.5% of the decrease from lower fuel recovery surcharges and 2.8% from lower commodity prices and volumes.  These decreases were partially offset by the positive effect of price increases of 0.8%, primarily from our collection operations, 0.6% from higher environmental impact fees and 0.3% from the rollover effect of tuck-in acquisitions. As a percentage of total FCR recycling revenues, FCR revenues decreased 28.3%, with 22.1% coming from lower commodity prices and 6.2% from lower volumes in the quarter. The total decrease in FCR recycling revenues was partially offset by increased tipping fee revenue, lower revenue share payments and the positive effect of commodity hedge contracts, which reduced the impact of pricing fluctuations on a portion of FCR’s fiber volumes.

Eastern region revenues for the quarter ended October 31, 2009 declined $7.4 million, or 13.5%, compared to the same period last year primarily due to lower volumes and prices from disposal facilities, lower volumes from collection operations and lower commodity volumes, partially offset by collection price increases.  Also contributing to revenue declines were lower fuel recovery fees.  Western region revenues for the quarter ended October 31, 2009 decreased $5.2 million, or 17.2%, compared to the same period last year, due to lower landfill prices and volumes as well as lower collection volumes and fuel recovery fees, partially offset by collection price increases.  In addition, the revenue declines were attributable to lower commodity price and volumes from its scrap metal operation.  Central region revenues for the quarter ended October 31, 2009 decreased $3.0 million, or 9.4%, compared to the same period last year, due to lower collection and landfill volumes and the effect of lower commodity prices and lower fuel recovery fees.  These decreases were partially offset by landfill and collection price increases, the positive effect of tuck-in acquisitions and the start-up of the landfill-gas-to-energy facility at the Clinton County landfill.

Operating income for the quarter ended October 31, 2009 was $13.9 million compared to $16.0 million in the prior year comparable period and increased slightly as a percentage of revenue at 10.4% from 10.2%.  Operating income declined primarily due to lower revenue levels, partially offset by lower operating and general and administration costs.  FCR recycling operating income decreased $2.0 million compared to the prior year period as lower net revenues, due to the impact of lower commodity prices and volumes, and higher depreciation expense, more than offset a decrease in purchased material costs.  Operating income for the Eastern region increased $0.7 million, due to lower general and administration costs as well as lower fuel and hauling costs which were lower relative to revenue reductions impacting the region.  Western region operating income decreased $1.0 million compared to the prior year period due to lower revenue, partially offset by lower operating costs and landfill amortization.  Central region operating income increased $0.3 million compared to the prior year period as lower revenues were more than offset by lower operating costs and lower landfill amortization expense.

The Company recorded a net loss of $1.6 million for the quarter ended October 31, 2009 compared to net income of $2.1 million in the prior year.  Interest costs increased $4.7 million year over year due to higher interest rates associated with the Company’s new capital structure as discussed above.  Loss from the Company’s unconsolidated subsidiary, GreenFiber, decreased in the quarter ended October 31, 2009 to $0.2 million from $1.0 million in the prior period.

Divestitures

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $0.7 million.  The Company recorded a loss on disposal of discontinued operations (net of tax) of $0.03 million.  The operating results of this operation for the six months ended October 31, 2008 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and loss before income taxes attributable to discontinued operations for the six months ended October 31, 2008 were $0.2 million and $0.02 million, respectively.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and assumptions which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of its evaluation form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions and circumstances.  The Company’s significant accounting policies are more fully discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that affect the Company, see Note 1 to the Company’s consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

General

Revenues

The Company’s revenues in our Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to energy, waste-to-energy, transfer, as well as processing and recycling services. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of the Company’s residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company’s landfill facilities and transfer stations. Recycling revenues, which are included in FCR recycling and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  The Company also generates and sells electricity under a contract at our waste-to-energy facility and at certain of its landfill facilities.

GreenFiber’s business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, the Company recognizes half of the joint venture’s net income on the equity method in its results of operations.  The Company’s investments in RecycleRewards and Evergreen are accounted under the cost method of accounting.  Also, in the “Other” segment, the Company has ancillary revenues, including major customer accounts.

The Company’s revenues are shown net of inter-company eliminations.  The Company typically establishes its inter-company transfer pricing based upon prevailing market rates.  The table below shows,

for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended October 31,				Six Months Ended October 31,
	2008		2009		2008		2009
Collection	$57.4	36.4%	$52.3	39.1%	$115.7	36.7%	$104.4	39.1%
Disposal	33.7	21.4%	28.6	21.4%	66.1	20.9%	58.4	21.9%
Power generation	7.2	4.6%	7.2	5.4%	14.1	4.5%	13.5	5.1%
Processing and recycling	18.5	11.7%	13.0	9.7%	38.7	12.3%	25.8	9.7%
Solid waste operations	116.8	74.1%	101.1	75.6%	234.6	74.4%	202.1	75.8%
Major accounts	8.8	5.6%	9.7	7.3%	17.6	5.6%	19.5	7.3%
FCR recycling	31.9	20.3%	22.9	17.1%	63.2	20.0%	45.2	16.9%
Total revenues	$157.5	100.0%	$133.7	100.0%	$315.4	100.0%	$266.8	100.0%

Solid waste operations revenues increased as a percentage of total revenues in the three and six months ended October 31, 2009 compared to the same periods in the prior year, mainly because of the decrease in FCR recycling and other recycling revenues.  The dollar decrease in collection and disposal revenues in the three and six months ended October 31, 2009 compared to the prior year is primarily due to lower volumes, partially offset by collection price. Processing and recycling revenues were lower in the three and six months ended October 31, 2009 due to lower prices and volumes.  FCR recycling revenues were lower in the three and six months ended October 31, 2009 due to lower commodity prices and volumes.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	65.8%	64.8%	66.0%	65.4%
General and administration	11.6%	11.1%	11.6%	11.7%
Depreciation and amortization	12.4%	13.7%	12.4%	14.2%
Operating income	10.2%	10.4%	10.0%	8.7%
Interest expense, net	6.5%	11.2%	6.4%	9.3%
Loss from equity method investments	0.7%	0.1%	0.7%	0.5%
Other expense (income), net	0.0%	-0.2%	-0.1%	0.1%
Provision for income taxes	1.7%	0.4%	1.6%	0.5%
(Loss) income before discontinued operations	1.3%	-1.1%	1.4%	-1.7%

Three months ended October 31, 2009 versus October 31, 2008

Revenues - Revenues decreased $23.8 million, or 15.1%, to $133.7 million in the quarter ended October 31, 2009 from $157.5 million in the quarter ended October 31, 2008.  Solid waste revenues, including the Company’s major accounts program, decreased $14.8 million, with $10.3 million coming from volume decreases in the Company’s collection, disposal, processing and recycling operations, $3.2 million from lower fuel recovery fees, $1.2 million from lower disposal prices and $3.5 million from lower commodity prices and volumes within the solid waste group.  These decreases were partially offset by price increases in the Company’s collection, processing and recycling operations of $3.0 million and the rollover effect of acquisitions of $0.4 million.  FCR recycling revenues decreased $9.0 million mainly due to sharp declines in commodity prices and, to a lesser extent, lower volumes.

Cost of operations - Cost of operations decreased $17.0 million, or 16.4%, to $86.7 million in the quarter ended October 31, 2009 from $103.7 million in the quarter ended October 31, 2008 and decreased as a percentage of revenue between periods to 64.8% from 65.8%.  The dollar decrease in cost of operations is attributable to a decrease in the cost of purchased materials associated with lower FCR recycling revenues as well as lower fuel costs and direct labor costs in the solid waste segments.

General and administration - General and administration expenses decreased $3.5 million, or 19.1%, to $14.8 million in the quarter ended October 31, 2009 from $18.3 million in the quarter ended October 31, 2008.  The decrease in general and administration expenses is primarily from lower expense associated with reduced salary and incentive compensation costs, lower travel expenses and lower consulting expense.  General and administration expenses as a percentage of revenues decreased to 11.1% in the quarter ended October 31, 2009 from 11.6% million in the quarter ended October 31, 2008.

Depreciation and amortization - Depreciation and amortization expense decreased $1.2 million, or 6.2%, to $18.3 million in the quarter ended October 31, 2009 from $19.5 million in the quarter ended October 31, 2008.  Compared to the prior year period, higher landfill amortization expenses at the Pine Tree landfill, due to higher volumes, were more than offset by lower amortization associated with lower volumes at other landfill sites.  Depreciation expense was relatively flat between periods.  Depreciation and amortization expense as a percentage of revenue increased to 13.7% in the quarter ended October 31, 2009 from 12.4% in the quarter ended October 31, 2008.

Interest expense, net - Net interest expense increased $4.7 million, or 45.6%, to $15.0 million in the quarter ended October 31, 2009 from $10.3 million in the quarter ended October 31, 2008.  This increase is primarily attributable to higher average interest rates associated with the Company’s new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 11.2% in the quarter ended October 31, 2009 from 6.5% in the quarter ended October 31, 2008.

Loss from equity method investments - The loss from equity method investments in the quarter ended October 31, 2009 is attributable to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the quarter ended October 31, 2009, of which the Company’s share was $0.2 million, compared to a loss in the quarter ended October 31, 2008, of which the Company’s share was $1.0 million.

Provision for income taxes – Provision for income taxes decreased $2.1 million to $0.6 million for the quarter ended October 31, 2009 from $2.7 million for the quarter ended October 31, 2008.  The effective tax rate changed to (55.7)% for the quarter ended October 31, 2009 from 56.7% in the quarter ended October 31, 2008.  The rate variance between the periods is due mainly to the Company changing its assessment of the realizability of deferred tax assets in the fourth quarter of fiscal year 2009.  The change in the effective tax rate between periods is primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

Six Months Ended October 31, 2009 versus October 31, 2008

Revenues - Revenues decreased $48.6 million, or 15.4%, to $266.8 million in the six months ended October 31, 2009 from $315.4 million in the six months ended October 31, 2008.  Solid waste revenues, including the Company’s major accounts program, decreased $30.6 million, with $20.1 million coming from volume decreases in our collection, disposal, processing and recycling operations, $7.0 million from lower fuel recovery fees, $1.7 million from lower disposal prices and $8.4 million from lower commodity prices and volumes within the solid waste group.  These decreases were partially offset by price increases in the Company’s collection, processing and recycling operations of $5.8 million and the rollover effect of acquisitions of $0.8 million.  FCR recycling revenues decreased $18.1 million mainly due to sharp declines in commodity prices and to a lesser extent, lower volumes.

Cost of operations - Cost of operations decreased $33.6 million, or 16.1%, to $174.6 million in the six months ended October 31, 2009 from $208.2 million in the six months ended October 31, 2008 and decreased as a percentage of revenue between periods to 65.4% from 66.0%.  The dollar decrease in cost of operations is attributable to a decrease in the cost of purchased materials associated with lower FCR recycling revenues as well as lower fuel costs and direct labor in the solid waste segments partially offset by a benefit in the prior year period of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site in the Eastern region.

General and administration - General and administration expenses decreased $5.6 million, or 15.3%, to $31.1 million in the six months ended October 31, 2009 from $36.7 million in the six months ended October 31, 2008.  The decrease in general and administration expenses is primarily due to lower expense associated with reduced salary and incentive compensation costs, lower travel expenses and lower consulting expense.  General and administration expenses as a percentage of revenues remained relatively consistent between periods.

Depreciation and amortization - Depreciation and amortization expense decreased $1.1 million, or 2.8%, to $37.9 million in the six months ended October 31, 2009 from $39.0 million in the six months ended October 31, 2008.  Compared to the prior year period, higher landfill amortization expenses at the Pine

Tree landfill, due to higher amortization rates associated with the planned ramp-down of landfill volumes, were more than offset by lower amortization from the closure of the Colebrook facility as well as lower volumes at other landfill sites.  Depreciation expense increased between periods by $0.5 million, primarily due to the Company’s landfill energy projects and investments in FCR recycling single stream projects.  Depreciation and amortization expense as a percentage of revenue increased to 14.2% in the six months ended October 31, 2009 from 12.4% in the six months ended October 31, 2008 due to revenue declines.

Interest expense, net - Net interest expense increased $4.6 million, or 22.8%, to $24.8 million in the six months ended October 31, 2009 from $20.2 million in the six months ended October 31, 2008.  This increase is primarily attributable to higher average interest rates associated with the Company’s new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 9.3% in the six months ended October 31, 2009 from 6.4% in the six months ended October 31, 2008.

Loss from equity method investments - The loss from equity method investments in the six months ended October 31, 2009 is attributable to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the six months ended October 31, 2009, of which the Company’s share was $1.4 million, compared to a loss in the six months ended October 31, 2008, of which the Company’s share was $2.2 million.

Loss on debt modification - The loss in the six months ended October 31, 2009 of $0.5 million is due to the write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter ended July 31, 2009.

Provision for income taxes – Provision for income taxes decreased $3.8 million in the six months ended October 31, 2009 to $1.2 million from $5.0 million in the six months ended October 31, 2008.  The effective tax rate changed to (39.8)% for the six months ended October 31, 2009 from 54.0% in the six months ended October 31, 2008.  The rate variance between the periods is due mainly to the Company changing its assessment of the realizability of deferred tax assets in the fourth quarter of fiscal year 2009.  The change in the effective tax rate between periods is primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

Liquidity and Capital Resources

The Company’s business is capital intensive.  The Company’s capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure.  The Company’s capital expenditures are broadly defined as pertaining to either growth or maintenance activities.  Growth capital expenditures are defined as costs related to development of new airspace, permit expansions and new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities.  Growth capital expenditures include the cost of equipment added directly as a result of new business, as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities.  Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid.  Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence.

The Company had a net working capital deficit of $0.5 million at October 31, 2009 compared to a deficit of $2.1 million at April 30, 2009.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at October 31, 2009 was primarily due to higher accrued interest and lower current assets offset by lower current accrued capping, closure and post closure costs along with higher trade receivables associated with higher revenues in the month of October 2009 versus the month of April 2009.

On July 9, 2009, the Company completed the refinancing of its existing senior credit facility with a Senior Secured Credit Facility, consisting of a $177.5 million revolving credit facility (the “New Revolver”), a $130.0 million aggregate principal term loan (the “New Term Loan”) and the offering of $180.0 million aggregate principal amount of Second Lien Notes.  The net proceeds from the Senior Secured Credit Facility and Second Lien Notes offering were used to refinance the borrowings under the Company’s $525.0 million existing senior credit facility due April 2010.

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

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company’s prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014.  If the Company fails to refinance the Senior Subordinated Notes due 2013 on or before October 31, 2012 the due date for the New Term Loan shall be December 31, 2012. The Company has the right to increase the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at its discretion, subject to certain conditions.

As of October 31, 2009, the Company was in compliance with all covenants as follows:

Senior Secured Credit Facility Covenant	Twelve months ended October 31, 2009	Covenant requirements - October 31, 2009
Total funded debt / Bank-defined cash flow metric (1)	4.86	5.90 Max.
Senior funded debt / Bank-defined cash flow metric (1)	3.23	3.95 Max.
Interest coverage	2.86	2.20 Min.

(1) Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, October 31, 2009.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (dollars in thousands):

Twelve Months Ended October 31, 2009
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

Further advances were available under the New Revolver in the amount of $92.3 million as of October 31, 2009.  The available amount is net of outstanding irrevocable letters of credit totaling $50.0 million as of October 31, 2009, at which date no amount had been drawn.

The Second Lien Notes were issued at an original issue price of 97.2% of the principal amount. The Second Lien Notes will pay interest on a semi-annual basis and are due on July 15, 2014.

The Second Lien Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

The Second Lien Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of October 31, 2009, the Company was in compliance with all covenants under the Second Lien Notes.

As of October 31, 2009, the Company had outstanding $195.0 million of Senior Subordinated Notes which mature in February 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.   The Senior Subordinated Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of October 31, 2009, the Company was in compliance with all covenants under the Senior Subordinated Notes.

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

On July 31, 2008, the Company completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at October 31, 2009 was $13.0 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $40.6 million for the six months ended October 31, 2009 compared to $39.2 million for the same period of the prior fiscal year.  Net income decreased $8.6 million in the six months ended October 31, 2009 compared to the six months ended October 31, 2008.  Deferred taxes contributed $3.6 million less compared to the prior period due to projected utilization of net operating losses and increases to the valuation allowance.

Cash from changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $14.6 million for the six months ended October 31, 2009 compared to the six months ended October 31, 2008.  Changes in accounts receivable amounted to a $0.9 million decrease for the six months ended October 31, 2009 compared to the six months ended October 31, 2008.  Changes in accounts payable during the six months ended October 31, 2009 amounted to $0.4 million of cash used compared with $4.4 million of cash used in the prior year comparable period due to lower operating costs and lower capital expenditures in the period.

Changes in prepaid expenses, inventories and other assets amounted to cash provided of $1.5 million in the six months ended October 31, 2009 compared to cash provided of $1.9 million in the six months ended October 31, 2008.  The decrease in cash provided of $0.4 million from the prior year is due primarily to the following: (1) refundable income taxes resulting in a $1.5 decrease, offset by (2) lower restricted assets at October 31, 2009 resulting in a $0.4 increase and (3) higher inventory balances at October 31, 2008 amounting to a $0.4 million increase.

Changes in accrued expenses and other liabilities amounted to cash provided of $2.7 million in the six months ended October 31, 2009 compared to cash used of $9.2 million in the six months ended October 31, 2008.  The increase in cash provided of $11.9 million is due primarily to the following: (1) an increase associated with higher payroll accruals at April 30, 2008 amounting to $4.0 million, (2) higher accrued interest at October 31, 2009 associated with higher interest rates amounting to a $6.2 million increase and (3) changes in other current liabilities associated amounting to a $1.4 million increase.

Net cash used in investing activities was $34.3 million for the six months ended October 31, 2009 compared to $41.3 million used in investing activities in the same period of the prior fiscal year.  The reduction of $7.0 million is due primarily to (1) lower capital expenditures in the six months ended October 31, 2009 compared to the six months ended October 31, 2008, (2) investments in unconsolidated entities in the six months ended October 31, 2008 amounting to $2.5 million of cash used, (3) higher proceeds from sale of equipment in the six months ended October 31, 2009 amounting to a $1.6 million increase, offset by (4) higher payments on landfill operating lease contracts in the six months ended October 31, 2009 amounting to a decrease of $2.7 million.

Net cash used in financing activities was $6.1 million for the six months ended October 31, 2009 compared to cash provided of $2.3 million in the same period of the prior fiscal year.  The increase in cash used relates primarily to deferred financing fees associated with the refinancing as discussed above offset by higher net borrowings.

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

The Company uses a variety of strategies to mitigate the impact of fluctuations in the commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of October 31, 2009, to minimize the Company’s commodity exposure, the Company was party to twenty-four commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the Indenture (the “Indenture”) dated as of July 9, 2009, by and among the Company, its guarantor subsidiaries and Wilmington Trust Company, as trustee, relating to the Second Lien Notes , each person that is a beneficial holder of the Second Lien Notes shall not knowingly acquire the Second Lien Notes such that, after giving effect thereto, such person owns 10% or more of the consolidated debt of the Company for which relevant subsidiaries of the Company are obligated (and to dispose of Notes or other debt of the Company to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. Pursuant to Section 4.18 of the Indenture, the Company has agreed that, for so long as any of the Second Lien Notes remain outstanding, the Company will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of debt of the Company that would serve as the threshold for evaluating a beneficial holder’s compliance with the first paragraph of Section 2.17 of the Indenture.  As of October 31, 2009, that dollar amount was $54.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $190.0 million of long-term debt at October 31, 2009.  The interest rate on the variable rate portion of long-term debt was approximately 6.4% at October 31, 2009.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through its FCR recycling operation, the Company markets a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  The Company uses a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of October 31, 2009 the Company was party to twenty-four commodity hedge contracts that manage pricing fluctuations on a portion of its OCC and ONP volumes.  These contracts expire between November 2009 and December 2011.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  The Company expects to be able to replace its expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended October 31, 2009, the impact on the Company’s operating income is estimated at between $0.1 million and $0.2 million based on the observed impact of commodity price changes on operating income margin during the quarters ended October 31, 2009 and October 31, 2008.  The Company’s sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2009, the Company’s chief executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town, a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  The remanded case remains pending and no trial date has been set.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, stormwater drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  The enforcement action is currently scheduled for a bench trial in March 2010.

On December 12, 2008, the New Hampshire Department of Environmental Services (“NHDES”) denied a request by NCES to modify its standard permit to develop approximately eight years of capacity within the bounds of the 51-acre area.  NCES revised and resubmitted its request, and the NHDES denied the revised request on March 25, 2009.  NCES appealed each of these denials to the New Hampshire Waste Management Council (“WMC”).  NCES obtained a stay of both appeals pending the outcome of the action for declaratory and injunctive relief described below.

NCES filed a petition for declaratory and injunctive relief with the Superior Court on February 10, 2009, related to the NHDES’s December 12, 2008 denial.  NCES amended this petition following NHDES’s March 25, 2009 denial.  In its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the Superior Court’s declarations.  On June 11, 2009, the Superior Court denied NCES’s request for a preliminary injunction and also denied NHDES’s request to dismiss the petition.  Subsequently, NCES filed a motion for partial summary judgment on two of its claims for declaratory relief and NHDES filed a cross-motion for partial summary judgment.  In October 2009, NCES agreed to the dismissal of one of its claims without prejudice, and moved successfully — with NHDES’s concurrence — to stay the litigation so that NHDES may consider the results of certain remedial work NCES undertook during the 2009 construction season.  NCES sought the stay because the outcome of this review by NHDES could affect the scope of the litigation.

In the event that the Company is unsuccessful obtaining the permits, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of October 31, 2009 was approximately $6,896). The Company would also assess the need for additional closure and post-closure charges.

GR Technologies, Inc. Litigation

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lane and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008, seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortuous interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken. The Rutland Superior Court issued a decision on February 10, 2009 ordering that a suit for dissolution must be heard in the Delaware Chancery Court, as opposed to Rutland Superior Court, and the Company has brought such an action.  A hearing has been set by the Delaware Chancery Court for the first week in February 2010.

The above described litigation is in discovery and, accordingly, it is not possible at this time to evaluate the likelihood of an unfavorable outcome or provide meaningful estimates as to amount or range of potential loss, but management currently believes that this litigation, regardless of its outcome, will not have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

New York Department of Labor Prevailing Wage Dispute

The Company has been involved in an inquiry by the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at certain landfill sites operated by the Company in New York State that are owned by municipalities (Chemung, Ontario and Clinton Counties). On August 21, 2009, the DOL issued a letter opinion with regard to cell construction and capping work and other activities at these landfills, concluding that:  (1) the construction activity necessary for the recovery, use and sale of gases created by the landfill is not a public work project to which the Prevailing Wage Law applies; (2) cell construction and capping activities are public work where that work takes place on publicly owned lands in the furtherance of the operation of a publicly accessible landfill facility; (3) construction on lands acquired by Casella which adjoin a County-owned landfill are akin to a privately owned and operated landfill and would not be subject to the Prevailing Wage Law.  The Company is negotiating with the DOL to resolve this matter and though a negotiated settlement appears more likely than not, the Company has not ruled out administrative or litigation relief.  Any charge, excluding interest or penalties, incurred by the Company related to these claims will be capitalized as part of the related landfill asset, and amortized prospectively over the remaining life of the landfill as tons of waste are placed at each landfill site. The Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $0.05 million.  The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008, and only the 10-citizen groups remain as participants in the Appeal. A hearing on the merits occurred on August 18, 2009, and the court has not yet issued a decision. While it is too early to assess the outcome, SRD will continue to aggressively defend the Appeal.

Port of Albany, New York Project Development

Casella Albany Renewables, LLC (“CAR”), a wholly-owned subsidiary of Casella Renewable Systems, LLC, entered into an Option Agreement with Albany Renewable Energy, LLC (“ARE”) in September, 2008 (“Option Agreement”).  In March 2008, ARE was the successful bidder to the Albany Port District Commission (“Port”) for the development of an ethanol facility to be located on a site owned by the Port (“Project”).  ARE has entered into a lease agreement with the Port, and CAR has the option pursuant to the Option Agreement of entering into a sublease with ARE should CAR elect to become involved in the development of the Project.

On or about September 18, 2009, Empire State Ethanol & Energy, LLC (“Empire”), a putative member of a non-selected bidder for the Project, filed litigation in Albany County Supreme Court against the Port and certain of its officers, ARE and certain of its affiliates, and CAR and certain of its affiliates, seeking a declaratory judgment that the bidding process for the Project was flawed and an order finding the selection of ARE was illegal and requiring the Port to rebid the Project.  Empire also moved on an expedited basis for a preliminary injunction in order to maintain the Project’s status quo until a hearing could be held on the merits of the declaratory judgment action.  Oral arguments were held on the preliminary injunction motion on October 30, 2009.  The court has not issued a decision.  The Company intends to vigorously defend against these claims and believes that regardless of its outcome, this matter will not have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), has filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  NCES denies these allegations, and intends to vigorously defend against these claims.  The Company does not believe that this matter will have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

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

ITEM 1A. RISK FACTORS

The Company’s business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of its 2009 Annual Report on Form 10-K/A, that could have a material effect on its business, results of operations, financial condition and/or liquidity and that could cause its operating results to vary significantly from period to period. As of October 31, 2009, there have been no material changes to the risk factors disclosed in the Company’s most recent Annual Report on Form 10-K/A, although the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on October 13, 2009, three proposals were submitted to a vote of the Company’s stockholders.  The proposals and results of voting were as follows:

PROPOSAL I.

Proposal to elect, as Class III directors, Messrs. John W. Casella, John F. Chapple and James P. McManus.

John W. Casella:	Votes For:	28,625,032
	Withheld:	3,653,296

John F. Chapple:	Votes For:	28,665,931
	Withheld:	3,612,397

James P. McManus:	Votes For:	28,663,781
	Withheld:	3,614,547

The terms of office of the following directors continued after the annual meeting: James W. Bohlig, Michael K. Burke, Douglas R. Casella, James F. Callahan, Jr., Joseph G. Doody and Gregory B. Peters.

PROPOSAL II.

To approve the amendment to the Company’s 2006 Stock Incentive Plan.

Votes For:	20,523,690
Votes Against:	6,651,775
Abstentions:	30,012
Broker Non-Votes:	5,071,851

PROPOSAL III.

Proposal to ratify the selection of Caturano and Company, P.C. as the Company’s auditors for the fiscal year ending April 30, 2010.

Votes For:	29,067,246
Votes Against:	3,157,819
Abstentions:	52,263

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 3, 2009	By:	/s/ Paul J. Massaro
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Paul J. Massaro, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Paul J. Massaro, Principal Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

+ - Filed Herewith

++ - Furnished Herewith