Form 10-Q
period 2010-01-31
CASELLA WASTE SYSTEMS INC
filed 2010-03-05
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2010:

Class A Common Stock, $0.01 par value per share:	24,944,483
Class B Common Stock, $0.01 par value per share:	988,200

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	January 31,
	2009	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,838	$2,171
Restricted cash	508	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,014 and $1,896	51,296	56,676
Notes receivable - officer/employees	136	138
Refundable income taxes	1,195	1,326
Prepaid expenses	6,679	6,352
Inventory	3,114	3,556
Deferred income taxes	4,392	4,964
Other current assets	7,577	4,756

Total current assets	76,735	80,015

Property, plant and equipment, net of accumulated depreciation and amortization of $549,952 and $588,180	490,360	482,567
Goodwill	125,709	125,709
Intangible assets, net	2,635	2,433
Restricted assets	127	220
Notes receivable - officer/employees	1,128	1,143
Deferred income taxes	428	462
Investments in unconsolidated entities	41,798	42,405
Other non-current assets	12,042	18,123

	674,227	673,062

	$750,962	$753,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	January 31,
	2009	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,718	$1,888
Current maturities of financing lease obligations	1,344	1,422
Accounts payable	34,623	31,401
Accrued payroll and related expenses	4,180	4,545
Accrued interest	6,407	10,939
Current accrued capping, closure and post-closure costs	6,426	8,786
Other accrued liabilities	22,337	21,582

Total current liabilities	77,035	80,563

Long-term debt and capital leases, less current maturities	547,145	559,178
Financing lease obligations, less current maturities	12,281	11,205
Accrued capping, closure and post-closure costs, less current portion	35,464	33,604
Deferred income taxes	2,684	4,712
Other long-term liabilities	10,043	9,025

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 24,679,000 and 24,944,000 shares as of April 30, 2009 and January 31, 2010, respectively	247	249
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive (loss) income	3,828	(958)
Additional paid-in capital	279,444	281,413
Accumulated deficit	(217,219)	(225,924)
Total stockholders’ equity	66,310	54,790

	$750,962	$753,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2010	2009	2010

Revenues	$120,945	$126,056	$434,673	$391,607

Operating expenses:
Cost of operations	85,254	84,764	292,829	258,690
General and administration	13,885	15,104	50,463	46,084
Depreciation and amortization	16,995	15,016	55,896	52,817
Environmental remediation charge	2,823	—	2,823	—
Development project charge	(20)	—	(20)	—
	118,937	114,884	401,991	357,591
Operating income	2,008	11,172	32,682	34,016
Other expense/(income), net:
Interest income	(178)	(25)	(445)	(86)
Interest expense	9,773	14,888	30,267	39,740
Loss (income) from equity method investments	(263)	(73)	1,911	1,305
Loss on debt modification	—	—	—	511
Other income	(396)	(195)	(549)	(487)
Other expense, net	8,936	14,595	31,184	40,983

(Loss) income from continuing operations before income taxes and discontinued operations	(6,928)	(3,423)	1,498	(6,967)
Provision (benefit) for income taxes	(3,174)	1,179	1,489	2,231

(Loss) income from continuing operations before discontinued operations	(3,754)	(4,602)	9	(9,198)

Discontinued Operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of ($44), ($8), $272 and $143)	(63)	(13)	396	213
Income on disposal of discontinued operations (net of income tax provision of $161, $297 and $189)	—	239	20	280

Net (loss) income (applicable) available to common stockholders	$(3,817)	$(4,376)	$425	$(8,705)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2010	2009	2010

Earnings Per Share:
Basic:
(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$(0.15)	$(0.18)	$—	$(0.36)
Income (loss) from discontinued operations, net	—	—	0.02	0.01
Income on disposal of discontinued operations, net	—	0.01	—	0.01

Net (loss) income per common share (applicable) available to common stockholders	$(0.15)	$(0.17)	$0.02	$(0.34)

Basic weighted average common shares outstanding	25,606	25,748	25,547	25,705

Diluted:
(Loss) income from continuing operations before discontinued operations (applicable) available to common stockholders	$(0.15)	$(0.18)	$—	$(0.36)
Income (loss) from discontinued operations, net	—	—	0.02	0.01
Income on disposal of discontinued operations, net	—	0.01	—	0.01

Net (loss) income per common share (applicable) available to common stockholders	$(0.15)	$(0.17)	$0.02	$(0.34)

Diluted weighted average common shares outstanding	25,606	25,748	25,632	25,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands )

		Nine Months Ended
		January 31,
		2009	2010
	Cash Flows from Operating Activities:
	Net (loss) income	$425	$(8,705)
	Income from discontinued operations, net	(396)	(213)
	Income on disposal of discontinued operations, net	(20)	(280)
	Adjustments to reconcile net (loss) income to net cash provided by operating activities -
	Gain on sale of equipment	(274)	(1,087)
	Depreciation and amortization	55,896	52,817
	Depletion of landfill operating lease obligations	5,018	4,936
	Interest accretion on landfill and environmental remediation liabilities	2,414	2,668
	Environmental remediation charge	2,823	—
	Income from assets under contractual obligation	(25)	(81)
	Amortization of premium on senior subordinated notes	(501)	(540)
	Amortization of discount on term loan and second lien notes	—	1,141
	Loss from equity method investments	1,911	1,305
	Loss on debt modification	—	511
	Stock-based compensation	1,383	1,727
	Excess tax benefit on the exercise of stock options	(157)	—
	Deferred income taxes	1,494	2,380
	Changes in assets and liabilities, net of effects of acquisitions and divestitures -
	Accounts receivable	7,529	(5,380)
	Accounts payable	(15,874)	(3,222)
	Prepaid expenses, inventories and other assets	2,730	21
	Accrued expenses and other liabilities	(14,227)	(382)
		50,140	56,814
	Net Cash Provided by Operating Activities	50,149	47,616

	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	(2,196)	—
Additions to property, plant and equipment	- growth	(10,165)	(2,973)
	- maintenance	(39,415)	(36,346)
	Payments on landfill operating lease contracts	(4,401)	(7,803)
	Proceeds from divestitures	670	—
	Proceeds from sale of equipment	948	2,782
	Investment in unconsolidated entities	(2,527)	(20)
	Proceeds from assets under contractual obligation	25	81
	Net Cash Used In Investing Activities	(57,061)	(44,279)

	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	105,400	450,644
	Principal payments on long-term debt	(100,559)	(440,444)
	Payment of financing costs	—	(14,072)
	Proceeds from exercise of stock options	1,462	260
	Excess tax benefit on the exercise of stock options	157	—
	Net Cash (Used in) Provided by Financing Activities	6,460	(3,612)

	Discontinued Operations:
	Net Cash Provided by Operating Activities	567	328
	Net Cash Provided by Investing Activities	53	280
	Cash Provided by Discontinued Operations	620	608

	Net increase in cash and cash equivalents	168	333
	Cash and cash equivalents, beginning of period	2,814	1,838

	Cash and cash equivalents, end of period	$2,982	$2,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2009	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$25,982	$31,775
Income taxes, net of refunds	$361	$345

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$2,504	$—
Cash paid, net	$(2,196)	$—

Notes payable, liabilities assumed and holdbacks to sellers	$308	$—

Property, plant and equipment acquired through lease obligations	$14,115	$404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“the Parent”) and its subsidiaries (collectively, the “Company”) is a regional, integrated solid waste services company which provides a full range of solid waste services including collection, transfer, recycling and disposal of non-hazardous solid waste.  The Company also generates electricity through its solid waste processing facilities and markets recyclable paper, metals, aluminum, plastics and glass which have been processed at its facilities or purchased from third parties.

The consolidated balance sheet of the Company as of January 31, 2010, the consolidated statements of operations for the three and nine months ended January 31, 2009 and 2010 and the consolidated statements of cash flows for the nine months ended January 31, 2009 and 2010 are unaudited.  In the opinion of management, such financial statements, together with the consolidated balance sheet as of April 30, 2009, include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant accounting policies are more fully discussed in Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2009 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2009.  The consolidated financial statements presented herein should be read in conjunction with the Company’s audited consolidated financial statements as of and for the twelve months ended April 30, 2009 included in the Annual Report.  The results for the three and nine month periods ended January 31, 2010 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2010.

Adoption of New Accounting Pronouncements

Fair Value Measurements and Disclosures

In February 2008, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance to allow filers to defer for one year the effective date of previously issued guidance as it relates to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This additional guidance does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  Effective May 1, 2009, the Company adopted the fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance addresses the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarter ended July 31, 2009.  The Company evaluated subsequent events through March 5, 2010, which was the date the accompanying financial statements were available to be issued.  No material subsequent events have occurred since January 31, 2010 that require recognition or disclosure in the Company’s current period financial statements other than that disclosed in Note 16.

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

During the nine months ended January 31, 2009, the Company acquired three solid waste hauling operations.  The transactions were in exchange for total consideration of $2,504 including $2,196 in cash and $308 in liabilities assumed.  The operating results of these businesses are included in the consolidated statements of operations from the dates of acquisition.  The purchase price has been allocated to the net assets acquired based on their fair values at the dates of acquisition, including the value of non-compete agreements, with the residual amounts allocated to goodwill.  Fair value of tangible assets is determined by the Company based on fair market value of similar property using industry accepted sources.  The pro forma results, as if these acquisitions had been made on May 1, 2008, do not vary materially from actual reported results for the three and nine months ended January 31, 2009.

4.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill at April 30, 2009 and January 31, 2010:

Eastern Region	Central Region	Western Region	FCR Recycling	Total
$—	$32,951	$55,302	$37,456	$125,709

Intangible assets at April 30, 2009 and January 31, 2010 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Patents	Total
Balance, April 30, 2009
Intangible assets	$14,125	$1,597	$920	$424	$—	$17,066
Less accumulated amortization	(13,308)	(817)	(235)	(71)	—	(14,431)
	$817	$780	$685	$353	$—	$2,635

Balance, January 31, 2010
Intangible assets	$14,142	$1,597	$920	$424	$250	$17,333
Less accumulated amortization	(13,552)	(885)	(285)	(103)	(75)	(14,900)
	$590	$712	$635	$321	$175	$2,433

Intangible amortization expense for the three and nine months ended January 31, 2009 and 2010 was $170, $199, $471 and $485, respectively.  The intangible amortization expense estimated for the five fiscal years following fiscal year 2009 and thereafter is as follows:

2010	2011	2012	2013	2014	Thereafter
$701	$487	$331	$269	$221	$909

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

For the first two fiscal quarters after July 9, 2009, the interest rate for borrowings under the New Revolver was LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan is LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company’s prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If the Company fails to refinance the Company’s 9.75% Senior Subordinated Notes due February 2013 on or before October 31, 2012, the due date for the New Term Loan shall be December 31, 2012. The Company has the right to request an increase to the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in its discretion, subject to certain conditions of the Senior Secured Credit Facility Agreement.

Further advances were available under the New Revolver in the amount of $89,013 as of January 31, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $49,987 million as of January 31, 2010, at which date no amount had been drawn.

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

6.                                      COMMITMENTS AND CONTINGENCIES

(a)                                 Legal Proceedings

North Country Landfill Expansion

The North Country Environmental Services, Inc. (“NCES”) landfill is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and construction and demolition (“C&D”) material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, stormwater drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  No new trial date has been set for the consolidated action.

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

In the event that the Company is unsuccessful obtaining the permits, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of January 31, 2010 was approximately $6,898). The Company would also assess the need for additional closure and post-closure charges.

GR Technologies, Inc. Litigation

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lame and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008, seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken in the Rutland Superior Court and subsequently in the Delaware Chancery Court. A hearing had been set by the Delaware Chancery Court for the second week of March 2010.

The parties agreed to submit this dispute to voluntary mediation in February 2010, and on February 11, 2010, the parties agreed to the terms of a Settlement Agreement.  There was no cash component in the terms of the Settlement, and the company retained all interests in intellectual property developed in FCR’s name in exchange for relinquishing its interests in GMG and a related venture.  The parties have filed the necessary documentation to dismiss all litigations between the parties (including individual defendants) with prejudice, and have entered into complete releases of any and all claims among the parties.

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

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of municipal solid waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $50. The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008.

On December 11, 2009, the Court dismissed the remaining plaintiffs’ complaint (by denying plaintiffs’ “motion for judgment on the pleadings”).  Plaintiffs filed an appeal from this decision, which the Company and the Board of Health have filed a joint motion to dismiss based upon their contention that the appeal was filed late and is subject to dismissal as a matter of law. While it is too early to assess the outcome of the appellate action, SRD will continue to aggressively defend the appellate action.

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

On December 24, 2009, the Court denied Empire’s motion for injunctive relief, and issued a decision granting all defendants’ motions, and dismissing Empire’s complaint in its entirety.  Empire has not timely appealed the Court’s decision.

Blue Mountain Recycling Class Action Litigation

In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC (“BMR”) and the Company, alleging discriminatory hiring practices at BMR’s facility in Philadelphia.  A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission.  On November 12, 2009, following the successful and non-material resolution of the matter through a negotiated settlement and release of claims, the Court dismissed Plaintiffs’ action with prejudice.  The court is retaining jurisdiction for two years to enforce the terms of the settlement.  The federal Equal Employment Opportunity Commission and the Pennsylvania Human Relations Commission have also closed the cases filed by Plaintiffs.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste- Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final Report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2011.  WSI is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement. Based on these estimates, the Company recorded an environmental remediation charge of $2,823 in third quarter of fiscal 2009.  In the fourth quarter of fiscal year 2009, the Company recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  Such charges could be significantly higher if costs exceed estimates, one or more of the other responsible parties are not able to meet their obligation, or one or more of the other responsible parties declared bankruptcy.  The Company inflates the cost in current dollars until the expected time of payment and discounts the cost to present value using an appropriate discount rate (average of 6.6%. in fiscal years 2009 and 2010).  As of April 30, 2009 and January 31, 2010, the Company has recorded $4,018 and $4,163, respectively, related to this liability including the recognition of $57 and $168 of accretion expense in the three and nine months ended January 31, 2010.

7.                                      STOCK-BASED COMPENSATION

In the nine months ended January 31, 2010, the Company granted a combination of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  The stock units are subject to vesting, one half of which is based on the attainment by the Company of a targeted annual return on assets in fiscal year 2012 (performance stock units) and the other half of which vests based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock grants).  As of January 31, 2010, the performance stock units could result in the issuance of up to 1,136 shares of Class A Common Stock based on the attainment of a targeted annual return on assets in fiscal 2012 and the restricted stock could result in the issuance of up to 568 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.

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

The performance and restricted stock units were granted at an average grant date fair value of $2.73 per share.  As of January 31, 2010 there were 3,543 Class A Common Stock equivalents authorized for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under the Company’s terminated plans, and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

On October 13, 2009, the Company granted 104 shares of restricted stock under the 2006 Plan to non-employee directors of the Company.  These shares were issued at a grant date fair value of $2.89 and will vest in equal amounts over a three year period starting on the first anniversary of the grant date.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by the Company upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option, restricted stock and restricted / performance stock unit activity for the nine months ended January 31, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price	Restricted Stock - Restricted / Performance Stock Units - Unvested (1)
Outstanding, April 30, 2009	3,522	$11.88	275
Granted	—	—	1,304
Exercised	—	—	—
Class A Common Stock Issued	—	—	(34)
Forfeited	(888)	13.48	(75)
Outstanding, January 31, 2010	2,634	11.73	1,470
Exercisable, January 31, 2010	2,464	$11.28

(1) Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 672 shares of Class A Common Stock.

The Company recorded $410, $596, $1,309 and $1,550 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock during the three and nine months ended January 31, 2009 and 2010, respectively.  The Company also recorded $19, $90, $74 and $177 of stock-based compensation expense for the Company’s Employee Stock Purchase Plan during the three and nine months ended January 31, 2009 and 2010, respectively.

Stock-based compensation expense is included in general and administration expenses in the consolidated statement of operations.  The unrecognized stock-based compensation expense at January 31, 2010 related to unvested stock options and restricted stock units was $1,999, to be recognized over a weighted average period of 1.3 years.  Maximum unrecognized stock-based compensation expense at January 31, 2010 related to performance stock units was $6,616, to be recognized over a weighted average period of 2.1 years subject to the attainment of performance metrics.  The Company expects to recognize $1,498 of expense related to performance stock units over the weighted average period based on expected metrics at January 31, 2010.

The Company’s calculations of stock-based compensation expense associated with stock options and the Company’s Employee Stock Purchase Plan for the three and nine months ended January 31, 2009 and 2010 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and nine months ended January 31, 2009 and 2010:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Stock Options:
Expected life	6.7 years	—	6.7 years	—
Risk-free interest rate	1.67%	—	1.74%	—
Expected volatility	36.80%	—	36.80%	—
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.71%	0.18%	2.07%	0.18%
Expected volatility	36.11%	242.50%	36.36%	242.50%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For stock options granted during the nine months ended January 31, 2010, expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the last six years.

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

8.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share (“EPS”):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Numerator:
Net (loss) income (applicable) available to common stockholders	$(3,817)	$(4,376)	$425	$(8,705)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,651	24,944	24,651	24,944
Class B common stock	988	988	988	988
Unvested restricted stock	—	(122)	—	(122)
Effect of weighted average shares outstanding during period	(33)	(62)	(92)	(105)
Weighted average number of common shares used in basic EPS	25,606	25,748	25,547	25,705
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock units	—	—	85	—
Weighted average number of common shares used in diluted EPS	25,606	25,748	25,632	25,705

For the three and nine months ended January 31, 2009, 3,848 and 3,813 Class A Common Shares related to options, warrants and restricted stock units, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2010, 3,977 Class A Common Shares related to options and restricted stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive (loss) income for the three and nine months ended January 31, 2009 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2010	2009	2010
Net (loss) income	$(3,817)	$(4,376)	$425	$(8,705)
Other comprehensive (loss) income	767	(2,056)	6,729	(4,786)
Comprehensive (loss) income	$(3,050)	$(6,432)	$7,154	$(13,491)

The components of other comprehensive (loss) income for the three and nine months ended January 31, 2009 and 2010 are shown as follows:

	Three Months Ended January 31,
	2009			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$277	$96	$181	$7	$—	$7
Change in fair value of interest rate derivatives and commodity hedges during period	2,667	1,074	1,593	(1,801)	—	(1,801)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(1,686)	(679)	(1,007)	(439)	(177)	(262)
	$1,258	$491	$767	$(2,233)	$(177)	$(2,056)

	Nine Months Ended January 31,
	2009			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$91	$31	$60	$25	$—	$25
Change in fair value of interest rate derivatives and commodity hedges during period	9,785	3,939	5,846	(3,391)	—	(3,391)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	1,394	571	823	(2,377)	(957)	(1,420)
	$11,270	$4,541	$6,729	$(5,743)	$(957)	$(4,786)

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

At January 31, 2010, the Company was party to six commodity hedge contracts for old corrugated cardboard (“OCC”) and eight commodity hedge contracts for old newsprint (“ONP”) as follows:

Inception Date Range	Commodity Type	Contract Date Range	Monthly Notional Ton Range	Fixed Price Per Ton Received Range
December 2007 - September 2009	OCC	April 2008 - June 2011	75 - 750	$85 - $127
June 2007 - September 2009	ONP	June 2007 - December 2011	400 - 1500	$85 - $127

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross carrying value of the Company’s commodity hedges was $1,164 at January 31, 2010 with $600 recorded in other current assets and $564 recorded in other non-current assets in the Company’s Consolidated Balance Sheets.  In accordance with derivative and hedging guidance, the offset to this, net of taxes of $2,328, is recorded to accumulated other comprehensive (loss) income.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments.  The Company’s derivative instruments include commodity hedges.  As of January 31, 2010, the Company had no interest rate derivatives.  The Company uses commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.  As of January 31, 2010, the Company’s assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at January 31, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$220	$—	$—
Commodity derivatives	—	37	—
Total	$220	$37	$—

During the three and nine months ended January 31, 2010 there were no nonrecurring fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

The Company’s financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At January 31, 2010, the fair market value of the Company’s fixed rate debt including the Second Lien Notes and the 9.75% Senior Subordinated Notes due February 2013 was approximately $389,813 and the carrying value was $372,912.  At January 31, 2010, the fair market value of the Company’s Senior Secured Credit Facility which includes the New Revolver and New Term Loan was approximately $168,497 and the carrying value was $161,414.

11.                               DISCONTINUED OPERATIONS

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $670.  The Company recorded a loss on disposal of discontinued operations (net of tax) of $34 for the nine months ended January 31, 2009.

The Company completed the divestiture of its FCR Great Northern Recycling Canadian operation in the quarter ended January 31, 2010 for a settlement amount of $400 in cash.  The Company had previously accounted for this transaction as an asset under contractual obligation (See Note 14).  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $0, $239, $54 and $280 for the three and nine months ended January 31, 2009 and 2010.

The Company’s contract with its FCR Cape May operation expired in the quarter ended January 31, 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of these operations for the three and nine months ended January 31, 2009 and 2010 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and income (loss) before income taxes attributable to discontinued operations for the three and nine months ended January 31, 2009 and 2010 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Revenues	$207	$274	$2,202	$1,557
Income (loss) before income taxes	$(107)	$(21)	$668	$356

The Company has recorded liabilities associated with previous divestitures amounting to approximately $427 at January 31, 2010.

The Company allocates interest expense to discontinued operations. The Company has also eliminated certain immaterial inter-company activity associated with discontinued operations.

12.                               SEGMENT REPORTING

The Company manages and evaluates its solid waste operations on a geographic basis through three regions, designated as the Eastern, Central and Western regions, which include a full range of solid waste services including collection, transfer, recycling and disposal of non-hazardous solid waste.  Solid waste operations also includes the Company’s power generation operations.  The Company’s revenues in the FCR recycling segment are derived primarily from the processing and recycling and sale of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investments are included in Other.

Three Months Ended January 31, 2009 (1)

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$44,139	$8,713	$7,765	$738	$295,552
Central	25,906	12,006	3,689	3,113	158,243
Western	23,000	5,778	3,555	680	181,255
FCR recycling	19,150	234	1,654	(1,842)	108,542
Other	8,750	—	332	(681)	101,560
Eliminations	—	(26,731)	—	—	—
Total	$120,945	$—	$16,995	$2,008	$845,152

Three Months Ended January 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,600	$10,807	$5,269	$2,120	$229,623
Central	25,532	9,488	3,270	2,932	158,100
Western	23,903	5,794	3,827	3,997	177,207
FCR recycling	23,607	23	1,957	2,941	108,611
Other	9,414	—	693	(818)	79,536
Eliminations	—	(26,112)	—	—	—
Total	$126,056	$—	$15,016	$11,172	$753,077

Nine Months Ended January 31, 2009 (1)

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$152,359	$35,351	$26,175	$2,178	$295,552
Central	91,315	42,503	12,225	12,528	158,243
Western	83,928	18,980	11,644	12,414	181,255
FCR	80,702	619	4,718	7,272	108,542
Other	26,369	—	1,134	(1,710)	101,560
Eliminations	—	(97,453)	—	—	—
Total	$434,673	$—	$55,896	$32,682	$845,152

Nine Months Ended January 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$136,845	$32,829	$23,682	$1,956	$229,623
Central	84,154	32,365	10,434	12,705	158,100
Western	74,176	17,941	11,350	13,772	177,207
FCR	67,531	300	5,818	7,369	108,611
Other	28,901	—	1,533	(1,786)	79,536
Eliminations	—	(83,435)	—	—	—
Total	$391,607	$—	$52,817	$34,016	$753,077

(1) Segment data as of and for the three and nine months ended January 31, 2009 has been revised to reflect a change in the Company’s internal reporting structure and a realignment of certain operations between segments.

Sources of the Company’s total revenue are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Collection	$50,748	$49,127	$169,466	$155,588
Disposal	23,181	23,992	89,232	82,367
Power generation	7,291	7,314	21,390	20,842
Processing and recycling	11,825	12,602	47,514	36,378
Solid waste operations	93,045	93,035	327,602	295,175
Major accounts	8,750	9,414	26,369	28,901
FCR recycling	19,150	23,607	80,702	67,531
Total revenues	$120,945	$126,056	$434,673	$391,607

The Company has revised its table of revenue by source to more closely align the types of revenue generated by its operating segments.  Amounts for the three and nine months ended January 31, 2009 have been revised to conform to this presentation.

13.                               INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company entered into an agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine their respective cellulose insulation businesses into a single operating entity, GreenFiber, under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $26,723 and $27,310 at April 30, 2009 and January 31, 2010, respectively.  The Company accounts for its 50% ownership in GreenFiber using the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2009	January 31, 2010
Current assets	$22,326	$20,439
Noncurrent assets	63,529	59,163
Current liabilities	14,576	15,093
Noncurrent liabilities	$16,324	$8,964

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Revenues	$36,424	$32,528	$102,153	$82,545
Gross profit	8,743	8,056	17,817	19,747
Net (loss) income	$525	$146	$(3,822)	$(2,610)

The Company also has a 10.6% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.  The Company’s investment in these interests amounted to $15,095 at April 30, 2009 and January 31, 2010.  The Company accounts for these investments under the cost method of accounting.

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

The Company has not accounted for this transaction as a sale based on an assessment that the risks and other incidents of ownership have not sufficiently transferred to the buyers. The net assets of the operation were disclosed in the balance sheet as “net assets under contractual obligation”, and were being reduced as payments are made.  During the three and nine months ended January 31, 2009 and 2010, the Company recognized income on the transactions in the amount of $0, $0, $25 and $81, respectively, as payments received on the notes receivable exceeded the balance of the net assets under contractual obligation.  Minimum amounts owed to the Company under these notes amounted to $1,469 and $1,388 at April 30, 2009 and January 31, 2010, respectively.

Effective August 1, 2005, the Company transferred a certain Canadian recycling operation to a former employee who had been responsible for managing that business.  Consideration for this transaction was in the form of a note receivable amounting up to $1,313, which was payable within six years of the anniversary date of the transaction to the extent of free cash flow generated from the operations.  The Company had accounted for this transaction similar to the transaction above since the risks and other incidents of ownership had not sufficiently transferred to the buyers.  The Company completed the sale of this operation in the quarter ended January 31, 2010 as a result of the payment of amounts due under the note.  Accordingly, all proceeds received on the notes receivable that exceeded the balance of the net assets under contractual obligation have been reclassified from continuing to discontinued operations (See Note 11).

15.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s Senior Subordinated Notes due 2013 and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the senior subordinated notes. The information which follows presents the condensed consolidating financial position as of April 30, 2009 and January 31, 2010, and the condensed consolidating results of operations for the three and nine months ended January 31, 2009 and 2010 and the condensed consolidating statements of cash flows for the nine months ended January 31, 2009 and 2010 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2010

(Unaudited)

(in thousands, except for share and per share data)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(10)	$2,181	$—	$—	$2,171
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net of allowance for doubtful accounts	14	56,662	—	—	56,676
Other current assets	9,643	11,449	—	—	21,092
Total current assets	9,647	70,368	—	—	80,015

Property, plant and equipment, net of accumulated depreciation and amortization	3,359	479,208	—	—	482,567
Goodwill	—	125,709	—	—	125,709
Restricted cash	—	220	—	—	220
Investment in subsidiaries	(27,019)	—	—	27,019	—
Other non-current assets	33,741	32,637	120	(1,932)	64,566
	10,081	637,774	120	25,087	673,062

Intercompany receivable	633,044	(627,150)	(7,826)	1,932	—

	$652,772	$80,992	$(7,706)	$27,019	$753,077

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,826	$26,574	$1	$—	$31,401
Accrued interest	10,892	47	—	—	10,939
Accrued closure and post-closure costs, current portion	—	8,786	—	—	8,786
Other current liabilities	15,859	13,555	23	—	29,437
Total current liabilities	31,577	48,962	24	—	80,563

Long-term debt and capital leases, less current maturities	558,331	847	—	—	559,178
Deferred income taxes	4,712	—	—	—	4,712
Other long-term liabilities	3,362	50,440	32	—	53,834

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,944,000 shares	249	100	—	(100)	249
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(958)	208	—	(208)	(958)
Additional paid-in capital	281,413	46,392	1,679	(48,071)	281,413
Accumulated deficit	(225,924)	(65,957)	(9,441)	75,398	(225,924)
Total stockholders’ equity	54,790	(19,257)	(7,762)	27,019	54,790

	$652,772	$80,992	$(7,706)	$27,019	$753,077

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$120,945	$1,694	$(1,694)	$120,945

Operating expenses:
Cost of operations	—	85,126	1,822	(1,694)	85,254
General and administration	(19)	13,809	95	—	13,885
Depreciation and amortization	272	16,723	—	—	16,995
Environmental remediation charge	—	2,823	—	—	2,823
Development project cost	350	(370)	—	—	(20)
	603	118,111	1,917	(1,694)	118,937
Operating income (loss)	(603)	2,834	(223)	—	2,008

Other expense/(income), net:
Interest income	(7,745)	(41)	(130)	7,738	(178)
Interest expense	9,683	7,828	—	(7,738)	9,773
(Income) loss from equity method investments	4,606	(263)	—	(4,606)	(263)
Other income	(206)	(190)	—	—	(396)
Other expense/(income), net	6,338	7,334	(130)	(4,606)	8,936

(Loss) income from continuing operations before income taxes and discontinued operations	(6,941)	(4,500)	(93)	4,606	(6,928)
Benefit for income taxes	(3,124)	—	(50)	—	(3,174)

(Loss) income from continuing operations before discontinued operations	(3,817)	(4,500)	(43)	4,606	(3,754)

Discontinued operations:
Loss from discontinued operations, net	—	(63)	—	—	(63)

Net (loss) income applicable to common stockholders	$(3,817)	$(4,563)	$(43)	$4,606	$(3,817)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2010

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$126,056	$—	$—	$126,056

Operating expenses:
Cost of operations	(1)	84,760	5	—	84,764
General and administration	(74)	15,169	9	—	15,104
Depreciation and amortization	459	14,557	—	—	15,016
	384	114,486	14	—	114,884
Operating income (loss)	(384)	11,570	(14)	—	11,172

Other expense/(income), net:
Interest income	(8,131)	(19)	—	8,125	(25)
Interest expense	14,654	8,359	—	(8,125)	14,888
Loss (income) from equity method investments	(3,703)	(73)	—	3,703	(73)
Other income	(7)	(188)	—	—	(195)
Other expense/(income), net	2,813	8,079	—	3,703	14,595

(Loss) income from continuing operations before income taxes and discontinued operations	(3,197)	3,491	(14)	(3,703)	(3,423)
Provision for income taxes	1,179	—	—	—	1,179

(Loss) income from continuing operations before discontinued operations	(4,376)	3,491	(14)	(3,703)	(4,602)

Discontinued operations:
Loss from discontinued operations, net	—	(13)	—	—	(13)
Income on disposal of discontinued operations, net	—	239	—	—	239

Net (loss) income (applicable) available to common stockholders	$(4,376)	$3,717	$(14)	$(3,703)	$(4,376)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$434,673	$5,081	$(5,081)	$434,673

Operating expenses:
Cost of operations	245	292,212	5,453	(5,081)	292,829
General and administration	(152)	50,410	205	—	50,463
Depreciation and amortization	921	54,975	—	—	55,896
Environmental remediation charge	—	2,823	—	—	2,823
Development project cost	350	(370)	—	—	(20)
	1,364	400,050	5,658	(5,081)	401,991
Operating income (loss)	(1,364)	34,623	(577)	—	32,682

Other expense/(income), net:
Interest income	(23,205)	(109)	(293)	23,162	(445)
Interest expense	30,305	23,124	—	(23,162)	30,267
Loss (income) from equity method investments	(10,155)	1,911	—	10,155	1,911
Other income	(248)	(301)	—	—	(549)
Other expense/(income), net	(3,303)	24,625	(293)	10,155	31,184

Income (loss) from continuing operations before income taxes and discontinued operations	1,939	9,998	(284)	(10,155)	1,498
Provision (benefit) for income taxes	1,514	—	(25)	—	1,489

Income (loss) from continuing operations before discontinued operations	425	9,998	(259)	(10,155)	9

Discontinued operations:
Loss from discontinued operations, net	—	396	—	—	396
Loss on disposal of discontinued operations, net	—	20	—	—	20

Net income (loss) applicable to common stockholders	$425	$10,414	$(259)	$(10,155)	$425

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2010

(Unaudited)

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$391,607	$—	$—	$391,607

Operating expenses:
Cost of operations	5	258,710	(25)	—	258,690
General and administration	197	45,842	45	—	46,084
Depreciation and amortization	856	51,961	—	—	52,817
	1,058	356,513	20	—	357,591
Operating income (loss)	(1,058)	35,094	(20)	—	34,016

Other expense/(income), net:
Interest income	(23,349)	(68)	—	23,331	(86)
Interest expense	38,890	24,181	—	(23,331)	39,740
Loss (income) from equity method investments	(10,418)	1,305	—	10,418	1,305
Loss on debt modification	511	—	—	—	511
Other income	(218)	(269)	—	—	(487)
Other expense/(income), net	5,416	25,149	—	10,418	40,983

(Loss) income from continuing operations before income taxes and discontinued operations	(6,474)	9,945	(20)	(10,418)	(6,967)
Provision for income taxes	2,231	—	—	—	2,231

(Loss) income from continuing operations before discontinued operations	(8,705)	9,945	(20)	(10,418)	(9,198)

Discontinued operations:
Income from discontinued operations, net	—	213	—	—	213
Income on disposal of discontinued operations, net	—	280	—	—	280

Net (loss) income (applicable) available to common stockholders	$(8,705)	$10,438	$(20)	$(10,418)	$(8,705)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2009

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(14,775)	$65,168	$(244)	$—	$50,149
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,196)	—	—	(2,196)
Additions to property, plant and equipment - growth	—	(10,165)	—	—	(10,165)
- maintenance	(1,351)	(38,064)	—	—	(39,415)
Payments on landfill operating lease contracts	—	(4,401)	—	—	(4,401)
Proceeds from divestitures	—	670	—	—	670
Other	(2,396)	842	—	—	(1,554)
Net Cash Used In Investing Activities	(3,747)	(53,314)	—	—	(57,061)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	105,400	—	—	—	105,400
Principal payments on long-term debt	(99,873)	(686)	—	—	(100,559)
Other	1,619	—	—	—	1,619
Intercompany borrowings	10,538	(10,908)	370	—	—
Net Cash Provided by (Used in) Financing Activities	17,684	(11,594)	370	—	6,460
Cash Provided by Discontinued Operations	—	620	—	—	620
Net increase (decrease) in cash and cash equivalents	(838)	880	126	—	168
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814
Cash and cash equivalents, end of period	$422	$2,186	$374	$—	$2,982

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2010

(Unaudited)

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(1,688)	$49,306	$(2)	$—	$47,616
Cash Flows from Investing Activities:
Additions to property, plant and equipment - growth	—	(2,973)	—	—	(2,973)
- maintenance	(1,758)	(34,588)	—	—	(36,346)
Payments on landfill operating lease contracts	—	(7,803)	—	—	(7,803)
Other	61	2,782	—	—	2,843
Net Cash Used In Investing Activities	(1,697)	(42,582)	—	—	(44,279)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	450,644	—	—	—	450,644
Principal payments on long-term debt	(438,974)	(1,470)	—	—	(440,444)
Deferred financing costs	(14,072)	—	—	—	(14,072)
Other	260	—	—	—	260
Intercompany borrowings	4,644	(4,646)	2	—	—
Net Cash (Used in) Provided by Financing Activities	2,502	(6,116)	2	—	(3,612)
Discontinued Operations:
Provided by Operating Activities	—	328	—	—	328
Provided by Investing Activities	—	280	—	—	280
Cash Provided by Discontinued Operations	—	608	—	—	608
Net increase (decrease) in cash and cash equivalents	(883)	1,216	—	—	333
Cash and cash equivalents, beginning of period	873	965	—	—	1,838
Cash and cash equivalents, end of period	$(10)	$2,181	$—	$—	$2,171

16.          SUBSEQUENT EVENT

Effective February 18, 2010, the Company completed the sale of its domestic brokerage operations upon receipt of cash proceeds amounting to $1,350.  Effective June 30, 2003, the Company transferred this operation to former employees who had been responsible for managing those businesses.  The Company had not accounted for this transaction as a divestiture since the risks and other incidents of ownership had not sufficiently transferred to the buyers (See Note 14).  All proceeds received on the notes receivable that exceeded the balance of the net assets under contractual obligation will be reclassified from continuing to discontinued operations.

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

•                                     expectations as to fluctuations in the commodity pricing of the Company’s recyclables, increases in landfill tipping fees and fuel costs, and general economic and weather conditions;

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

As of February 28, 2010, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 35 recycling facilities, eight Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility.  In addition, the Company holds a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  The Company also holds a 10.6% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

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

Operating Results

Revenue and operating income (loss) based on the Company’s segments for the three months ended January 31, 2009 and 2010 are as follows (in millions):

	Revenues		Operating Income (Loss)
	Three Months Ended January 31,
Segment	2009	2010	2009	2010
Eastern	$44.1	$43.6	$0.7	$2.1
Central	25.9	25.5	3.1	2.9
Western	23.0	23.9	0.7	4.0
Solid Waste Operations	93.0	93.0	4.5	9.0
FCR recycling	19.2	23.6	(1.8)	2.9
Other	8.7	9.5	(0.7)	(0.7)
Total	$120.9	$126.1	$2.0	$11.2

For the quarter ended January 31, 2010, the Company reported revenues of $126.1 million, an increase of $5.2 million, or 4.2%, from $120.9 million for the quarter ended January 31, 2009.  As a percentage of total solid waste revenues, including the Company’s major accounts program, solid waste revenues increased 0.6%, with higher collection, disposal, processing and recycling volumes accounting for 0.4% of the increase and 1.3% of the increase from the positive effect of price increases.  These increases were partially offset by the negative effect of commodity prices and volumes of 0.2% and 0.9% from lower fuel recovery surcharges.  As a percentage of total FCR recycling revenues, FCR revenues increased 23.3%, with 24.6% coming from higher commodity prices offset by 1.3% from lower volumes in the quarter. The total increase in FCR recycling revenues was partially offset by decreased tipping fee revenue, lower revenue share payments and the negative effect of commodity hedge contracts, which reduce the impact of pricing fluctuations on a portion of FCR’s fiber volumes.

Operating income for the quarter ended January 31, 2010 was $11.2 million compared to $2.0 million in the prior year comparable period and increased as a percentage of revenue to 8.9% from 1.7%.  FCR recycling operating income increased $4.7 million compared to the prior year period as higher revenues, due to the impact of higher commodity prices, more than offset an increase in purchased material costs.  Western region operating income increased $3.3 million compared to the prior year period due the impact of recording an environmental remediation charge of $2.8 million associated with the Company’s Potsdam location in the quarter ended January 31, 2009.

The Company recorded a net loss of $4.4 million for the quarter ended January 31, 2010 compared to a net loss of $3.8 million in the prior year.  Higher operating income was more than offset by increased interest expense of $5.1 million compared to the quarter ended January 31, 2009 due to higher interest rates associated with the Company’s new capital structure as discussed above along with increased tax provision of $4.4 million due mainly to the Company changing its assessment of the realizability of deferred tax assets in the fourth quarter of fiscal year 2009.

Divestitures

The Company completed the divestiture of its FCR Greenville operation in the quarter ended July 31, 2008 for cash proceeds of $0.7 million.  The Company recorded a loss on disposal of discontinued operations (net of tax) of $0.03 million.

The Company completed the divestiture of its FCR Great Northern Recycling Canadian operation in the quarter ended January 31, 2010 for a settlement amount of $400 in cash.  The Company had previously accounted for this transaction as an asset under contractual obligation (See Note 14 of Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $0, $0.2 million, $.05 million and $0.3 million for the three and nine months ended January 31, 2009 and 2010.

The Company’s contract with its FCR Cape May operation expired in the quarter ended January 31, 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of these operations for the three and nine months ended January 31, 2009 and 2010 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and income (loss) before income taxes attributable to discontinued operations for the three and nine months ended January 31, 2009 and 2010 were as follows (in millions):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Revenues	$0.2	$0.3	$2.2	$1.6
Income (loss) before income taxes	$(0.1)	$(0.02)	$0.7	$0.4

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

	Three Months Ended January 31,				Nine Months Ended January 31,
	2009		2010		2009		2010
Collection	$50.7	42.0%	$49.1	39.0%	$169.5	39.0%	$155.6	39.7%
Disposal	23.2	19.2%	24.0	19.0%	89.2	20.5%	82.4	21.0%
Power generation	7.3	6.0%	7.3	5.8%	21.4	4.9%	20.8	5.3%
Processing and recycling	11.8	9.8%	12.6	10.0%	47.5	10.9%	36.4	9.3%
Solid waste operations	93.0	77.0%	93.0	73.8%	327.6	75.3%	295.2	75.3%
Major accounts	8.7	7.2%	9.5	7.5%	26.3	6.1%	28.9	7.5%
FCR recycling	19.2	15.8%	23.6	18.7%	80.7	18.6%	67.5	17.2%
Total revenues	$120.9	100.0%	$126.1	100.0%	$434.6	100.0%	$391.6	100.0%

Solid waste operations revenues decreased as a percentage of total revenues in the three months ended January 31, 2010 compared to the same period in the prior year mainly due to the decrease in collection revenues as a result of lower volumes, higher revenues from Major accounts and FCR recycling, offset by the positive effect of collection price increases.  The dollar decrease in collection revenues in the three and nine months ended January 31, 2010 compared to the prior year is primarily due to lower volumes, partially offset by collection price increases.  The dollar decrease in disposal in the nine months ended January 31, 2010 is related to lower prices and volumes.  Processing and recycling revenues were higher in the three months ended January 31, 2010 due to improvements in pricing.  Processing and recycling revenues were lower in the nine months ended January 31, 2010 due to lower prices and volumes.  FCR recycling revenues were higher in the three months ended January 31, 2010 primarily due to commodity price increases partially offset by lower volumes.  FCR recycling revenues were lower in the nine months ended January 31, 2010 due to lower commodity prices and volumes.

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

	Three Months Ended January 31,		Nine Months Ended October 31,
	2009	2010	2009	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	70.5%	67.2%	67.4%	66.1%
General and administration	11.5%	12.0%	11.6%	11.8%
Depreciation and amortization	14.1%	11.9%	12.9%	13.5%
Environmental remediation charge	2.3%	0.0%	0.6%	0.0%
Development project charge	0.0%	0.0%	0.0%	0.0%
Operating income	1.6%	8.9%	7.5%	8.6%
Interest expense, net	7.9%	11.8%	6.9%	10.1%
Loss (income) from equity method investments	-0.2%	0.1%	0.4%	0.3%
Other income, net	-0.3%	-0.2%	-0.1%	0.0%
Provision (benefit) for income taxes	-2.6%	0.9%	0.3%	0.6%
(Loss) income before discontinued operations	-3.2%	-3.7%	0.0%	-2.4%

Three months ended January 31, 2010 versus January 31, 2009

Revenues - Revenues increased $5.2 million, or 4.2%, to $126.1 million in the quarter ended January 31, 2010 from $120.9 million in the quarter ended January 31, 2009.  Solid waste revenues, including the Company’s major accounts program, increased $0.7 million, with $0.4 million coming from solid waste volume increases, $2.0 million from higher collection prices and $0.4 million coming from higher processing and recycling prices.  These increases were partially offset by lower disposal prices amounting to $1.0 million,  $0.2 from lower commodity price and volume and declines in fuel recovery fees of $0.9 million.  FCR recycling revenues increased $4.5 million mainly due to sharp increases in commodity prices offset slightly by lower volumes.

Cost of operations - Cost of operations decreased $0.5 million, or 0.5%, to $84.8 million in the quarter ended January 31, 2010 from $85.3 million in the quarter ended January 31, 2009 and decreased as a percentage of revenue between periods to 67.2% from 70.5%.  The dollar decrease in cost of operations is attributable to a decrease in direct labor costs in the solid waste segments.

General and administration - General and administration expenses increased $1.2 million, or 8.6%, to $15.1 million in the quarter ended January 31, 2010 from $13.9 million in the quarter ended January 31, 2009.  The increase in general and administration expenses is primarily from higher incentive compensation costs, offset by lower salary, legal, bad debt and consulting expenses.  General and administration expenses as a percentage of revenues increased to 12.0% in the quarter ended January 31, 2010 from 11.5% in the quarter ended January 31, 2009.

Depreciation and amortization - Depreciation and amortization expense decreased $2.0 million, or 11.8%, to $15.0 million in the quarter ended January 31, 2010 from $17.0 million in the quarter ended January 31, 2009.  Landfill amortization expense decreased by $2.0 million in the quarter ended January 31, 2010 associated with the planned closure of the Pine Tree landfill which ceased operations in the quarter ended January 31, 2010.  Depreciation expense was relatively flat between periods.  Depreciation and amortization expense as a percentage of revenue decreased to 11.9% in the quarter ended January 31, 2010 from 14.1% in the quarter ended January 31, 2009.

Environmental remediation charge — During the quarter ended January 31, 2009, the Company recorded an environmental remediation charge of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company.

Interest expense, net - Net interest expense increased $5.1 million, or 52.0%, to $14.9 million in the quarter ended January 31, 2010 from $9.8 million in the quarter ended January 31, 2009.  This increase is primarily attributable to higher average interest rates associated with the Company’s new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 11.8% in the quarter ended January 31, 2010 from 7.9% in the quarter ended January 31, 2009.

Loss (income) from equity method investments - The income from equity method investments in the quarter ended January 31, 2010 is attributable to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported net income for the quarter ended January 31, 2010, of which the Company’s share was $0.1 million, compared to net income in the quarter ended January 31, 2009, of which the Company’s share was $0.3 million.

Provision (benefit) for income taxes — Provision for income taxes increased $4.4 million to $1.2 million for the quarter ended January 31, 2010 from ($3.2) million for the quarter ended January 31, 2009.  The effective tax rate changed to (34.4%) for the quarter ended January 31, 2010 from 45.8% in the quarter ended January 31, 2009.  The rate variance between the periods is due mainly to the Company’s change in its assessment of the realizability of deferred tax assets in the fourth quarter of fiscal year 2009.  As a result of this change in assessment, the Company is no longer providing a tax benefit for its current operating losses. The change in the effective tax rate between periods is primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

Nine Months Ended January 31, 2010 versus January 31, 2009

Revenues - Revenues decreased $43.1 million, or 9.9%, to $391.6 million in the nine months ended January 31, 2010 from $434.7 million in the nine months ended January 31, 2009.  Solid waste revenues, including the Company’s major accounts program, decreased $29.9 million, with $20.2 million coming from solid waste volume decreases, $7.9 million from lower fuel recovery fees, $2.6 million from lower disposal prices, and $8.2 million from lower commodity prices and volumes within the solid waste group.  These decreases were partially offset by price increases in the Company’s collection, processing and recycling operations of $7.8 million, major accounts price increases of $0.4 and the rollover effect of acquisitions of $0.8 million.  FCR recycling revenues decreased $13.2 million mainly due to sharp declines in commodity prices and to a lesser extent, lower volumes.

Cost of operations - Cost of operations decreased $34.1 million, or 11.6%, to $258.7 million in the nine months ended January 31, 2010 from $292.8 million in the nine months ended January 31, 2009 and decreased as a percentage of revenue between periods to 66.1% from 67.4%.  The dollar decrease in cost of operations is attributable to a decrease in the cost of purchased materials associated with lower FCR recycling revenues as well as lower fuel costs, vehicle maintenance costs and direct labor costs in the solid waste segments partially offset by a benefit in the prior year period of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site in the Eastern region.

General and administration - General and administration expenses decreased $4.4 million, or 8.7%, to $46.1 million in the nine months ended January 31, 2010 from $50.5 million in the nine months ended January 31, 2009.  The decrease in general and administration expenses is primarily due to lower expense associated with reduced salary, travel, legal, bad debt and consulting expenses.  These reductions were partially offset by higher incentive compensation costs in the nine months ended January 31, 2010.

General and administration expenses as a percentage of revenues increased slightly to 11.8% in the nine months ended January 31, 2010 from 11.6% in the nine months ended January 31, 2009.

Environmental remediation charge — During the nine months ended January 31, 2009, the Company recorded an environmental remediation charge of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company.

Depreciation and amortization - Depreciation and amortization expense decreased $3.1 million, or 5.5%, to $52.8 million in the nine months ended January 31, 2010 from $55.9 million in the nine months ended January 31, 2009.  Compared to the prior year period, landfill amortization expense was lower by $3.6 million due to the closure of the Colebrook facility as well as lower volumes at other landfill sites.  Depreciation expense increased between periods by $0.5 million, primarily due to the Company’s landfill energy projects and investments in FCR recycling single stream projects.  Depreciation and amortization expense as a percentage of revenue increased to 13.5% in the nine months ended January 31, 2010 from 12.9% in the nine months ended January 31, 2009 due to revenue declines.

Interest expense, net - Net interest expense increased $9.4 million, or 31.0%, to $39.7 million in the nine months ended January 31, 2010 from $30.3 million in the nine months ended January 31, 2009.  This increase is primarily attributable to higher average interest rates associated with the Company’s new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 10.1% in the nine months ended January 31, 2010 from 6.9% in the nine months ended January 31, 2009.

Loss from equity method investments - The loss from equity method investments in the nine months ended January 31, 2010 is attributable to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the nine months ended January 31, 2010, of which the Company’s share was $1.3 million, compared to a loss in the nine months ended January 31, 2009, of which the Company’s share was $1.9 million.

Loss on debt modification - The loss in the nine months ended January 31, 2010 of $0.5 million is due to the write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter ended July 31, 2009.

Provision (benefit) for income taxes — Provision for income taxes increased $0.7 million in the nine months ended January 31, 2010 to $2.2 million from $1.5 million in the nine months ended January 31, 2009.  The effective tax rate changed to (32.0%) for the nine months ended January 31, 2010 from 99.4% in the nine months ended January 31, 2009.  The rate variance between the periods is due mainly to the Company changing its assessment of the realizability of deferred tax assets in the fourth quarter of fiscal year 2009.  The provision for income taxes for the nine months ended January 31, 2010 includes $2.1 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.1 million in current tax provision.  The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

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

The Company had a net working capital deficit of $2.7 million at January 31, 2010 compared to a deficit of $2.1 million at April 30, 2009.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The decrease in net working capital at January 31, 2010 was primarily due to higher accrued interest, higher current accrued capping, closure and post closure costs and lower current assets offset by lower accounts payable along with higher trade receivables.

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

For the first two quarters after the closing date, the interest rate for borrowings under the New Revolver was LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan will be LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with the Company’s prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014.  If the Company fails to refinance the Senior Subordinated Notes due 2013 on or before January 31, 2012 the due date for the New Term Loan shall be December 31, 2012. The Company has the right to request an increase to the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at its discretion, subject to certain conditions.

As of January 31, 2010, the Company was in compliance with all financial covenants as follows:

Senior Secured Credit Facility Covenant	Twelve months ended January 31, 2010	Covenant requirements - January 31, 2010
Total funded debt / Bank-defined cash flow metric (1)	4.63	5.90 Max.
Senior funded debt / Bank-defined cash flow metric (1)	3.08	3.95 Max.
Interest coverage	2.75	2.10 Min.

(1) Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, January 31, 2010.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (dollars in thousands):

Twelve Months Ended January 31, 2010
Net cash provided by operating activities	$74,437

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(2,715)
Gain on sale of equipment	1,165
Stock based compensation, net of excess tax benefit on exercise of options	(2,018)
Income from assets under contractual obligation	83
Goodwill impairment, environmental remediation and development project charges	(57,194)
Interest expense plus amortization of premium on senior notes less discount on term loan and second lien notes	48,813
Loss on debt modification	(511)
Provision for income taxes, net of deferred taxes	(191)
Adjustments to income as allowed by Senior Secured Credit Facility Agreement	63,921

Bank - defined cash flow metric	$125,790

Further advances were available under the New Revolver in the amount of $89.0 million as of January 31, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $50.0 million as of January 31, 2010, at which date no amount had been drawn.

The Second Lien Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of January 31, 2010, the Company was in compliance with all covenants under the Second Lien Notes.

As of January 31, 2010, the Company had outstanding $195.0 million of Senior Subordinated Notes which mature in February 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.  The Senior Subordinated Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that the Company maintain a minimum consolidated fixed charge coverage ratio.  As of January 31, 2010, the Company was in compliance with all covenants under the Senior Subordinated Notes.

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

On July 31, 2008, the Company completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at January 31, 2010 was $12.6 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $47.6 million for the nine months ended January 31, 2010 compared to $50.1 million for the same period of the prior fiscal year.  Net income decreased $9.1 million in the nine months ended January 31, 2010 compared to the nine months ended January 31,

2009.  Landfill amortization expense decreased by $3.6 million due to the closure of the Colebrook facility as well as lower volumes at other landfill sites.  In the nine months ended January 31, 2009, the Company recorded an environmental remediation charge of $2.8 million associated with the Waste Stream site.

Cash from changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $10.9 million for the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009.  Changes in accounts receivable amounted to a $12.7 million decrease for the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009.  Changes in accounts payable during the nine months ended January 31, 2010 amounted to $3.2 million of cash used compared with $15.9 million of cash used in the prior year comparable period due to lower capital expenditures in the period and the timing of certain payments.

Changes in prepaid expenses, inventories and other assets amounted to cash provided of $0.02 million in the nine months ended January 31, 2010 compared to cash provided of $2.7 million in the nine months ended January 31, 2009.  The decrease in cash provided of $2.7 million from the prior year is due primarily to the following: (1) refundable income taxes resulting in a $0.4 million decrease, (2) inventory balances resulting in a $0.8 million decrease, (3) higher prepaid expenses at January 31, 2010 resulting in a $0.7 million decrease, (4) higher deposits at January 31, 2010 resulting in a $1.3 million decrease offset by (5) lower restricted assets at January 31, 2010 resulting in a $0.8 million increase.

Changes in accrued expenses and other liabilities amounted to cash used of $0.4 million in the nine months ended January 31, 2010 compared to cash used of $14.2 million in the nine months ended January 31, 2009.  The increase in cash provided of $13.8 million is due primarily to the following: (1) an increase associated with higher payroll accruals at April 30, 2008 amounting to $8.5 million, (2) higher accrued interest at January 31, 2010 associated with higher interest rates amounting to a $1.3 million increase, (3) higher payments in the nine months ended January 31, 2009 for capping, closure and post-closure costs amounting to an increase of $0.3 million and (4) changes in other accrued expenses amounting to a $2.7 million increase.

Net cash used in investing activities was $44.3 million for the nine months ended January 31, 2010 compared to $57.1 million used in investing activities in the same period of the prior fiscal year.  The reduction of $12.8 million is due primarily to (1) lower capital expenditures in the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009, (2) investments in unconsolidated entities in the nine months ended January 31, 2009 amounting to $2.5 million of cash used, (3) higher proceeds from sale of equipment in the nine months ended January 31, 2010 amounting to a $1.8 million increase, (4) acquisition activity in the nine months ended January 31, 2009 amounting to $2.2 million of cash used, offset by (5) higher payments on landfill operating lease contracts in the nine months ended January 31, 2010 amounting to a decrease of $3.4 million.

Net cash used in financing activities was $3.6 million for the nine months ended January 31, 2010 compared to cash provided of $6.5 million in the same period of the prior fiscal year.  The increase in cash used relates primarily to deferred financing fees associated with the refinancing as discussed above offset by higher net borrowings.

The Company generally meets liquidity needs from operating cash flow and its Senior Secured Credit Facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.  The Company has reacted to recent economic conditions by managing various expense categories and capital expenditures.  Continued weakness in the economy will likely result in negative pressure on consumer and business spending, which could result in lower future business volumes and resulting cash flows.

The Company uses a variety of strategies to mitigate the impact of fluctuations in the commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of January 31, 2010, to minimize the Company’s commodity exposure, the Company was party to fifteen commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the Indenture (the “Indenture”) dated as of July 9, 2009, by and among the Company, its guarantor subsidiaries and Wilmington Trust Company, as trustee, relating to the Second Lien Notes , each person that is a beneficial holder of the Second Lien Notes shall not knowingly acquire the Second Lien Notes such that, after giving effect thereto, such person owns 10% or more of the consolidated debt of the Company for which relevant subsidiaries of the Company are obligated (and to dispose of Notes or other debt of the Company to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. Pursuant to Section 4.18 of the Indenture, the Company has agreed that, for so long as any of the Second Lien Notes remain outstanding, the Company will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of debt of the Company that would serve as the threshold for evaluating a beneficial holder’s compliance with the first paragraph of Section 2.17 of the Indenture.  As of January 31, 2010, that dollar amount was $54.3 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

The Company had interest rate risk relating to approximately $192.9 million of long-term debt at January 31, 2010.  The interest rate on the variable rate portion of long-term debt was approximately 6.5% at January 31, 2010.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of the Company’s long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through its FCR recycling operation, the Company markets a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  The Company uses a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of January 31, 2010 the Company was party to fourteen commodity hedge contracts that manage pricing fluctuations on a portion of its OCC and ONP volumes.  These contracts expire between March 2010 and December 2011.  The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.  The Company expects to be able to replace its expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended January 31, 2010, management’s estimate of the impact on the Company’s operating income is between $0.7 million and $0.8 million.  The Company’s sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2010, the Company’s chief executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

North Country Landfill Expansion

The North Country Environmental Services, Inc. (“NCES”) landfill is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and construction and demolition (“C&D”) material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, stormwater drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  No new trial date has been set for the consolidated action.

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

In the event that the Company is unsuccessful obtaining the permits, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of January 31,

2010 was approximately $6.9 million). The Company would also assess the need for additional closure and post-closure charges.

GR Technologies, Inc. Litigation

The Company, on behalf of itself, its subsidiary FCR, LLC (“FCR”), and as a Majority Managing Member of Green Mountain Glass, LLC (“GMG”), initiated a declaratory judgment action against GR Technologies, Inc. (“GRT”), Anthony C. Lame and Robert Cameron Billmyer (“the Defendants”) on June 8, 2007 to resolve issues raised by GRT as the minority member of GMG. The issues addressed in the action included exercise of management discretion, right to intellectual property, and other related disputes. The Defendants counterclaimed in May 2008, seeking unspecified damages on a variety of allegations including, among others, breach of contract, breach of fiduciary duty, fraud, tortious interference with business relations, induced infringement and other matters. Additionally, the Defendants filed a Derivative Action in Rutland Superior Court as a Managing Member of GMG on July 2, 2008 against several employees of the Company and its subsidiary, FCR, LLC, making similar allegations. On September 16, 2008, the Company filed a Motion for Summary Judgment, and a Proposed Order Decreeing Dissolution and Appointing a Special Master, alleging that the relationship of GRT and FCR in GMG is irretrievably broken in the Rutland Superior Court and subsequently in the Delaware Chancery Court. A hearing had been set by the Delaware Chancery Court for the second week of March 2010.

The parties agreed to submit this dispute to voluntary mediation in February 2010, and on February 11, 2010, the parties agreed to the terms of a Settlement Agreement.  There was no cash component in the terms of the Settlement, and the company retained all interests in intellectual property developed in FCR’s name in exchange for relinquishing its interests in GMG and a related venture.  The parties have filed the necessary documentation to dismiss all litigations between the parties (including individual defendants) with prejudice, and have entered into complete releases of any and all claims among the parties.

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

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal

Park, Inc. (“SRD”), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of municipal solid waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH and its individual members at the time of the 2008 Site Assignment, and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $.05 million. The Sturbridge BOH Appeal was formally withdrawn as to all parties on August 22, 2008.

On December 11, 2009, the Court dismissed the remaining plaintiffs’ complaint (by denying plaintiffs’ “motion for judgment on the pleadings”).  Plaintiffs filed an appeal from this decision, which the Company and the Board of Health have filed a joint motion to dismiss based upon their contention that the appeal was filed late and is subject to dismissal as a matter of law. While it is too early to assess the outcome of the appellate action, SRD will continue to aggressively defend the appellate action.

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

On December 24, 2009, the Court denied Empire’s motion for injunctive relief, and issued a decision granting all defendants’ motions, and dismissing Empire’s complaint in its entirety.  Empire has not timely appealed the Court’s decision.

Blue Mountain Recycling Class Action Litigation

In November 2008, a class action lawsuit was filed in United States District Court Eastern District of Pennsylvania against Blue Mountain Recycling, LLC (“BMR”) and the Company, alleging discriminatory hiring practices at BMR’s facility in Philadelphia.  A companion complaint was filed in February 2009 with the Equal Employment Opportunity Commission.  On November 12, 2009, following the successful and non-material resolution of the matter through a negotiated settlement and release of claims, the Court dismissed Plaintiffs’ action with prejudice.  The court is retaining jurisdiction for two years to enforce the terms of the settlement.  The federal Equal Employment Opportunity Commission and the Pennsylvania Human Relations Commission have also closed the cases filed by Plaintiffs.

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

Casella Waste Systems, Inc.

Date: March 5, 2010	By:	/s/ Paul J. Massaro
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Paul J. Massaro, Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Paul J. Massaro, Principal Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

+ - Filed Herewith

++ - Furnished Herewith