Form 10-K
period 2010-04-30
CASELLA WASTE SYSTEMS INC
filed 2010-06-11
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2009 was $69,038,780.  The Company does not have any non-voting common stock outstanding.

There were 24,944,483 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of May 28, 2010. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of May 28, 2010.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I—Business—“Executive Officers and Other Key Employees of the Company” and with respect to certain equity compensation plan information which is set forth under Part III—“Equity Compensation Plan Information”) have been omitted from this Annual Report on Form 10-K because the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

CASELLA WASTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

•                  expected liquidity and financing plans;

•                  expected future revenues, operations, expenditures and cash needs;

•                  fluctuations in the commodity pricing of the Company’s recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

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

•                  the outcome of any legal or regulatory matter;

•                  potential business combinations or divestitures; and

•                  projected improvements to the Company’s infrastructure and impact of such improvements on the Company’s business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions, and should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in this report. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within the Company’s control. Actual results may differ materially from those set forth in forward-looking statements.

There are a number of important risks and uncertainties that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1.  BUSINESS

Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. (the “Company”) is a vertically-integrated company. The Company provides resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. The Company now operates in 14 states—the Company operates vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts, Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

As of May 31, 2010, the Company owned and/or operated 32 solid waste collection operations, 31 transfer stations, 35 recycling facilities, eight landfills that are subject to the Subtitle D regulations that govern solid waste landfills (“Subtitle D landfills”), one landfill permitted to accept construction and demolition materials and one waste-to-energy facility.  In addition, the Company holds a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. The Company also holds a 10.6% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive-based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company that provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

We manage our solid waste operations on a geographic basis through three regional operating segments, which we designate as the Eastern, Central and Western regions, and which each include a full range of solid waste services. Our fourth operating segment is FCR Recycling, which comprises our larger-scale, non-solid waste recycling and our brokerage operations.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment.

Strategy

The vision of the organization is to build a sustainable and profitable company by transforming traditional solid waste streams into renewable resources. The Company believes that global competition for limited resources is creating significant business opportunities for companies that can sustain and extract value—in the form of energy and raw materials—from resources previously considered an irretrievable waste stream. Since the opening of its first recycling facility in Vermont in 1977, the Company’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. The Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

The Company’s long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of commodities after processing costs is typically higher than other disposal options, such as landfilling or incineration, the Company believes this strategy will be effective long-term. However, the Company recognizes that the implementation of this strategy will be dependent upon the broader commodity and disposal pricing markets, which will continue to be impacted by global financial markets and economic activity. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

To improve cash flows, the Company is carefully reviewing pricing strategies with the aim of increasing core pricing in excess of the consumer price index (“CPI”).  In addition to pricing increases, the Company intends to expand its differentiated product offerings to increase volumes and customer cross-selling.

The Company has established a goal to spend approximately 9.5% to 10.5% of revenues on maintenance capital expenditures in fiscal year 2011, below its five-year historical average.  The Company plans to continue implementing cost efficiency programs that reduce operating and general and administrative costs.  The Company expects that these cost efficiency programs will also improve asset utilization, thereby reducing capital spending.  Improving asset efficiency, outsourcing certain aspects of the operations and information technology tools are key aspects that are helping to lower maintenance capital costs.

In fiscal year 2011, the Company is focused on four main areas to improve the performance of base operations and increase cash flow generation: (1) profitable revenue growth and pricing initiatives; (2) cost controls and operating efficiencies; (3) landfill development initiatives; and (4) asset management.

Profitable revenue growth and pricing initiatives

Over the past two years the Company has successfully implemented solid waste price increases in excess of the CPI despite the lingering recession, depressed regional economic activity and lower solid waste and recycling volumes.  The team met this challenge through a standardized sales approach with centrally-led solid waste pricing and the expansion of successful fee-based programs (e.g., environmental recovery fee).  As part of the standardized approach, the Company created a process to monitor field pricing and identify customers who have not been appropriately priced.  The Company also increased the pricing logic used in our fee programs and increased fee levels and participation levels.

These programs were successful in fiscal year 2010, with solid waste price up over the previous year, including price increases associated with collection revenues.  Overall, pricing declined at the landfills due to several new large disposal contracts signed at market rates during the second quarter of fiscal year 2010.  The Company intends to continue to seek solid waste pricing in excess of the CPI, but expects that any such positive collection pricing will be partially offset by lower landfill pricing due to roll-over impacts of the disposal contracts signed in the second quarter of fiscal year 2010.

The solid waste sales organization was realigned in late fiscal year 2010, by moving revenue generation and sales force reporting responsibility to the regional and divisional management teams.  By placing revenue generation and customer responsibility with the local teams, the Company believes they will be able to more quickly react to local conditions, cross-sell customers with differentiated resource transformation solutions (e.g., Zero-Sort Recycling® and organics offerings), help to steward local marketing programs and co-branded alliances and retain more existing business.  The shared services model discussed in the next section has helped to create additional margin for these managers, so they can focus more of their time on revenue generation.  In addition to this change, the incentive compensation for the sales team was also realigned in late fiscal year 2010 to focus on the profitability of new accounts and the retention of existing customers.

This organizational change does not impact the Company’s pricing programs.  Solid waste pricing targets and implementation procedures will still be centrally generated and measured by the pricing team.

Landfill sales and major accounts sales continue to be managed centrally to optimize cross-selling and internalization benefits.  The Company is increasing its sales efforts in the major accounts business in fiscal year 2011.  While the major accounts business negatively impacts overall company margins, this business generates positive free cash flow because it requires little to no direct capital investment.  This business is focused on winning new contracts that can be serviced either by the Company’s assets or through a contracted third party.

FCR Recycling derives revenue from a combination of commodity sales and tipping fees paid for material processing.  Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments, floor prices, forward sales contracts, index purchases, floating customer revenue shares and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.  With the large dislocation in commodity prices in late calendar 2008, FCR Recycling has worked to implement its innovative sustainable pricing model across the majority of existing and new contracts.  This contract structure seeks to balance commodity revenues with tipping fees to maintain stable cash flows and returns across a wider spectrum of commodity pricing.  This is achieved by sharing additional commodity revenues with municipal partners and lowering tipping fees in high commodity price environments, while lowering commodity revenue shares and increasing tipping fees in lower priced environments.

Cost controls and operating efficiencies

As part of an ongoing effort, the Company continues to identify best practices throughout the entire organization and then implements these solutions through standardized continuous improvement programs. The goals of these programs are to enhance customer service, increase safety for employees and reduce operating and administrative costs. The Company has implemented continuous improvement programs in safety, productivity, maintenance, environmental compliance, procurement, customer care and back-office functions.

In fiscal year 2010 the Company expanded its successful cost control efforts from the previous year, with a focus on improving fleet routing efficiencies, reducing costs through front-load conversions, reducing long-haul transportation costs, improving customer care and reducing back-office costs.  These efforts built on the successful fiscal year 2009 efforts that included the consolidation of several operating units into market areas, the elimination of one regional office, the introduction of operating efficiency initiatives and general and administration reductions.

In fiscal year 2009 the Company piloted a new dynamic fleet routing software program in its largest market area, and yielded meaningful reductions in labor and truck operating hours by more efficiently routing vehicles. With the success in this market, the Company began a company-wide rollout in early fiscal year 2010 and expects that this program will continue to yield savings in labor and truck operating costs.  The Company continues to expand its efforts to increase customer container sizes, allowing the ability to reduce the frequency of pick-ups and reduce operating costs. Another successful fleet efficiency effort is the multi-year program to convert vehicles from rear-load to front-load. Converting to front-load trucks reduces the time to service a customer and increases truck capacity.

Over the past year, the Company completed an operating review of long-haul transportation routes, including transportation from transfer stations to landfills and from materials recycling facilities to customer mills.  As part of this effort the Company identified opportunities to reduce operating costs by increasing trailer load factors, outsourcing transportation operations and redeploying its fleet to new lanes. The Company outsourced long-haul transportation from transfer stations to its Waste USA landfill in late fiscal year 2009. Outsourcing these lanes reduces operating costs through the replacement of walking-floor trailers with an outsourced fleet and tipper trailers that increase waste carrying capacity.

The Company launched a new shared services center in fiscal year 2010, with the goal of improving customer care, simplifying customer interactions, implementing new streamlined IT tools, consolidating decentralized functions into one center and reducing costs.  The initial focus on the shared services model was to centralize customer care and improve the service level to its customers.  The first operating divisions were transitioned into the center in the second quarter of fiscal year 2010, and the Company expects to have customer care centralized from all of the operating divisions by the third quarter of fiscal year 2011.  In addition, the shared services center will be further expanded in fiscal year 2011 by transitioning back-office functions into the centralized center, starting with collections and cash management.

Landfill Development Initiative

In 2003, the Company set an ambitious goal to add disposal capacity to the solid waste franchise both to strengthen market position and to create a sustainable long-term foundation for the business.

From fiscal year 2003 through fiscal year 2008, the Company made strides in executing its landfill development growth by adding significant total and annual permitted disposal capacity within its solid waste footprint, primarily through the strategy of entering into operating contracts for publicly-owned landfills. Total and annual disposal capacity additions resulted from: (1) the addition of four landfills (Southbridge landfill in Massachusetts; Ontario County landfill in New York; Juniper Ridge landfill in Maine; and Chemung County landfill in New York); and (2) permit expansions at existing landfills. Since April 30, 2003, the Company has added 73.5 million tons of permitted and permittable total landfill capacity to the solid waste business, bringing the total landfill capacity to 103.1 million tons as of April 30, 2010.  During this same period, the Company added 1.7 million tons of annual disposal capacity bringing the total to 3.1 million tons as of April 30, 2010.

With the addition of this total disposal capacity, the Company’s strategic emphasis shifted to a focus on increasing free cash flow and generating an enhanced return on invested capital at the new and existing landfill sites by increasing annual permit limits and converting the Southbridge landfill from construction and demolition residuals to municipal solid waste.

On May 28, 2010, the Company received an important permit to convert the Southbridge landfill from construction and demolition residuals to municipal solid waste.  With the issuance of this permit, the Company is better positioned to move forward with its long-term plans to more fully vertically integrate its Massachusetts assets and improve the returns on invested capital for this market area.

Going forward, the Company is seeking to finalize regulatory approval for the Southbridge expansion, obtain permit modifications to increase annual permitted capacity, and optimize flows of waste across the northeast to obtain better integration and asset profitability.

Asset Management

The Company’s deployment of capital has evolved with its business strategy over the past four years from an emphasis on growth investments primarily in long-term landfill capacity to an approach that focuses on free cash flow generation from base operations with limited investments in high return resource transformation solutions.

From fiscal year 2003 to fiscal year 2007, the Company invested approximately $177.5 million of capital to acquire and develop strategically located landfill capacity. Capital spending was elevated during this period as the Company built-out 25 to 30-year infrastructure and met contractual obligations associated with operating leases at certain of the landfill facilities. The heightened growth capital investment for existing landfill development projects was largely completed by the end of fiscal year 2007 and the focus shifted during fiscal year 2008 to extracting appropriate returns from the invested capital. The landfill capacity added to the business is the foundation of today’s integrated solid waste strategy, and these sites will serve as a platform for emerging resource transformation programs into the future.

The Company shifted its capital strategy in 2008 to focus in three main areas: (1) improving the mix of base operations through divestitures, exchanges or closures; (2) implementing operating programs that improve capital efficiency and asset utilization; and (3) pursuing select strategic investment opportunities in waste transformation and resource optimization.  The Company remains focused on these three goals in fiscal year 2011.

The Company completed a bottom-up strategic asset review during the first six months of fiscal year 2010.  The goals of this review were to assess the opportunity cost of capital in each of the Company’s markets, formulate operating and market strategies, and then identify how low performing assets could be either improved or divested with the proceeds used to repay debt borrowings.  Looking forward, we plan to focus investment in assets that support our strategy to improve asset integration and utilization.

The Company’s successful operating efforts listed above have also helped to improve asset utilization and reduce capital expenditures required per revenue dollar.  Operating initiatives such as the dynamic fleet routing and outsourcing of long-haul transportation are reducing immediate and expected future maintenance capital requirements.  The routing initiative has freed up a number of spare collection trucks by more efficiently routing existing fleet to customer stops.  These spare trucks will be used to supplement fleet needs for the next several years and will help to reduce the maintenance capital requirements.  Outsourcing long-haul transportation from transfer stations to the Waste USA landfill has reduced maintenance capital requirements and freed up assets to be redeployed to other transportation lanes as required.

The front-load vehicle conversions and container up-sizing programs have increased immediate capital investment.  However, these programs are improving operating efficiency by reducing the operating expenses necessary to service a customer.  The Company plans to roll out these programs by market area over several years, with a strategy to replace all assets in a given marketplace with the new collection system, and then rotate all useful assets into markets that have not yet been converted to offset expected maintenance capital.

Over the past two years the Company has selectively invested growth capital in high-return opportunities that enhance its ability to support emerging customer and market needs in waste transformation and resource optimization. The investment strategy seeks to leverage core competencies in materials processing to create additional value from the waste stream. Investments in Zero-Sort® Recycling and landfill gas-to-energy facilities position the Company well for the evolution of the industry from waste management to resource management.

The Company and its partners have built landfill gas-to-energy facilities at five of the Company’s landfills.  These facilities are producing roughly 25 megawatts per hour of clean energy and it is estimated that this clean energy is powering roughly 25,000 homes each year.  Beyond producing clean energy, these facilities are part of the Company’s model to create a low-emission landfill, whereby landfill methane emissions are virtually eliminated and fossil fuels are displaced with a clean energy source.

As a key initiative to improve existing asset utilization and to advance the Company’s resource transformation strategy, Zero-Sort® Recycling is being introduced in select markets.  Zero-Sort Recycling is the Company’s single stream recycling processing platform.  The Company branded its recycling process to differentiate the high quality end-use commodities produced as the result of our innovative approach.  With Zero-Sort Recycling, a customer can commingle all of their recyclables (paper, cardboard, plastics, metals, glass) into a right sized residential container or commercial dumpster.  By making it easier for a customer to recycle, the Company increases recycling participation and yields, thereby increasing volumes through the Zero-Sort Recycling facilities and increasing the asset utilization.

Four of the Company’s materials processing facilities were upgraded to Zero-Sort Recycling over the past two years, bringing the total to eight facilities.  During fiscal year 2011, the Company plans to upgrade an additional four facilities.  The Company’s municipal partners will invest the majority of capital to upgrade three of these facilities, and the Company will make the required investment for the fourth facility.

To further improve cash flow generation over the next two years, the Company plans to limit capital spending to necessary maintenance capital expenditures and high-return growth projects that are either in-process or support existing market positions.

Solid Waste Operations

Our solid waste operations comprise a full range of non-hazardous solid waste services, including collections, transfer stations, material recycling facilities and disposal facilities.

Collections.  A majority of our commercial and industrial collection services are performed under one to three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (e.g., with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.

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

Material Recycling Facilities.  Our material recycling facilities, or MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. Through FCR Recycling, we operate 18 MRFs in geographic areas not served by our collection divisions or disposal facilities and three in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs are large-scale, high-volume facilities that process recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations. This latter group is concentrated primarily in Vermont, as the public sector in other states within our core solid waste services market area has generally maintained primary responsibility for recycling efforts.

Disposal Facilities.  We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.  The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2008, 2009 and 2010, for landfills we operated during the years then ended:

	April 30, 2008			April 30, 2009			April 30, 2010
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons(1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of year	37,152	56,969	94,121	33,019	59,404	92,423	38,244	59,673	97,917
New expansions pursued(3)	—	1,693	1,693	—	2,643	2,643	—	8,728	8,728
Permits granted(4)	—	—	—	5,272	(5,272)	—	174	(174)	—
Airspace consumed	(3,274)	—	(3,274)	(3,006)	—	(3,006)	(3,074)	—	(3,074)
Changes in engineering estimates(5)	(859)	742	(117)	2,959	2,898	5,857	1,067	(1,566)	(499)
Balance, end of year	33,019	59,404	92,423	38,244	59,673	97,917	36,411	66,661	103,072

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

(3)                                  The increase in fiscal year 2008 was primarily due to a determination of additional permittable airspace capacity at our Hakes construction and demolition landfill. The increase in fiscal year 2009 was due to a determination of additional permittable airspace capacity at our Southbridge and Clinton County landfills.  The increase in fiscal year 2010 is associated with expansions at Hyland and Chemung landfills.  Hyland landfill completed work to justify an approved horizontal expansion of 7.8 million tons.  The Chemung landfill capacity increased 3.6 million tons due to an amendment which increases the annual permitted tonnage.  These increases in the Western region were offset by a decrease of 2.7 million tons deemed appropriate by the Company through a review of capacity over the remaining life of the Ontario landfill site.

(4)                                  The increase in permitted airspace capacity in fiscal year 2009 was the result of permits received at our Clinton County landfill facility.

(5)                                  The increase in airspace capacity in fiscal year 2009 was the result of improved airspace utilization and compaction at the Western and Eastern region landfills. Most notably, the Juniper Ridge site in the Eastern region reflected an increase of 4.3 million tons due to depth of waste, as well as the positive compaction effect of a change in waste mix inside the three year average from only unprocessed construction and demolition materials to processed construction and demolition materials, residue, soil, ash and sludge.

NCES.  The North Country Environmental Services (“NCES”) landfill in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and construction and demolition, or C&D, material. Since the purchase of this landfill in 1994, we have experienced opposition from the town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2005, we received approval for additional permitted capacity within the original 51 acres, which we expect to last through fiscal year 2011. We believe that the site has permittable airspace of up to 1.2 million cubic yards within the existing 51 acre footprint. This airspace is subject to approvals from the New Hampshire Department of Environmental Services. Such approvals would extend the site life by approximately eight years to 2018. See Note 11(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Waste USA.  The Waste USA landfill in Coventry, Vermont serves the major wastesheds throughout Vermont. The landfill is permitted to accept residential and commercially generated municipal solid waste, including pre-approved sludges, soils, and C&D debris. Since our purchase of this landfill in 1995, we have expanded its capacity which we expect to last through approximately fiscal year 2033. In fiscal year 2005, the annual permit was increased from 240,000 to 370,000 tons.

Clinton County.  The Clinton County landfill is located in Schuyler Falls, New York and serves the principal wastesheds of Clinton, Essex, Warren, Washington and Saratoga Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes residential and commercially generated municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility recently received a permit for a multi-year landfill expansion which will provide considerable additional volume. The Clinton County site commenced operations of a landfill gas-to-energy facility in fiscal year 2009.

Juniper Ridge.  On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. The site is located on approximately 780 acres with 68 acres currently dedicated for waste disposal. The site has sufficient acreage to permit the additional airspace required for the term of the 30-year operating and services agreement. The site is currently permitted to take C&D debris, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities, treatment plant sludge and biosolids sandblast grits, oily waste and oil spill debris, and other approved special wastes from within Maine. There are no annual tonnage limitations at Juniper Ridge landfill.

Southbridge.  On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal owns a 13-acre recycling facility that has a contract with the Town of Southbridge, Massachusetts to operate a 146-acre landfill currently permitted to accept residuals from the recycling facility and a limited amount of municipal solid waste. In June 2008, we received approval from the Southbridge, Massachusetts Board of Health to amend the landfill site assignment allowing the site to receive municipal solid waste from communities other than Southbridge, and to increase the annual disposal volume to 405,600 tons per year from 180,960 tons per year.  In April 2010, we received a provisional permit from the Massachusetts Department of Environmental Protection (“MADEP”) which allows the facility to accept up to a combined 180,960 tons per year of construction and demolition material and municipal solid waste without regard to the geographic origin of the waste.  On May 28, 2010, the MADEP issued the permit modification granting the minor modification to Southbridge Recycling and Disposal’s existing operating permit. The operation of the facility as outlined in the amended agreement remains subject to the receipt of necessary permits, one of which is under appeal by citizens groups. See Note 11(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Maine Energy Waste-to-Energy Facility.  We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Florida Power and Light, an electric utility, and guarantees 100% of its net electric generating capacity to FPL Energy Power Marketing, Inc. See Note 11(e) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Hyland.  The Hyland landfill, located in Angelica, New York, serves certain wastesheds located throughout western New York. The facility is permitted to accept residential, commercial and municipal solid waste, C&D debris and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11 million cubic yards and we are currently seeking an additional 9.9 million cubic yards of permittable capacity. The landfill is currently permitted to accept approximately 312,000 tons annually. In late August 2008, the Hyland site commenced operation of a landfill gas to energy facility which has the capacity to generate 4.8 mW/hr.

Ontario.  We entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both eastern and downstate markets. The site consists of approximately 380 total acres with additional potential expansions amounting to an estimated 12.2 million tons. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 612,000 tons to 917,604 tons. The Ontario site also houses a single stream recycling facility, a glass beneficiating plant and a landfill-gas-to energy plant, which has the capacity to generate 5.6 mW/hr.

Hakes.  The Hakes construction and demolition landfill in Campbell, New York is permitted to accept only C&D material. The landfill serves the principal rural wastesheds of western New York. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 306,000 tons to 457,164 tons.

Chemung.  We entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste including the Chemung County landfill, which is located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both eastern and downstate markets. The site consists of approximately 38 active acres permitted to accept 120,000 tons of municipal solid waste per year and 12.8 active acres permitted to accept 20,500 tons of C&D material per year. We are pursuing an increase in annual permitted volumes through a minor modification to the existing permit, which could expand municipal solid waste volumes by 60,000 tons annually. The landfill has further expansion capabilities of an additional 25 acres and an estimated 11.7 million cubic yards, representing approximately 6.4 million tons.  In addition, in April 2010 we successfully negotiated an amendment to the management and lease agreement allowing the annual tonnage to be increased to 417,000 tons per year, subject to regulatory approval.

Closure Projects

In April 2005, we started closure operations at the Worcester, Massachusetts landfill, a closure project with approximately 1.2 million tons of available capacity as of April 30, 2010. In January 2006, we assumed the closure contract for this landfill. In addition, in the second quarter of fiscal year 2009, as part of a planned closure, we ceased operations at the Colebrook facility and began the process of capping and closing the site. The Worcester landfill is not included in the above table of remaining landfill capacity.

In addition, we own and/or operated six unlined landfills and three lined landfills that are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

We manage our solid waste operations on a geographic basis through three regional operating segments, which we designate as the Eastern, Central and Western regions, and which each include a full range of solid waste services. Our fourth operating segment is FCR Recycling, which comprises our larger-scale, non-solid waste recycling and our brokerage operations.  See Note 20 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our four operating segments. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment.

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

Through its 21 material recycling facilities and one transfer station, FCR Recycling services 20 anchor contracts, which generally have an original term of five to ten years and expire at various times between 2010 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The 21 FCR Recycling material recycling facilities process recyclables collected from approximately 3.2 million households, representing a population of approximately 11.1 million people.

The following table provides information about each solid waste region and FCR Recycling (as of May 31, 2010 except revenue information, which is for the fiscal year ended April 30, 2010).

	Eastern Region	Central Region	Western Region	FCR Recycling
Revenues (in millions)	$179.2	$110.0	$100.5	$93.9
Solid waste collection operations	13	9	10	—
Transfer stations	6	14	10	1
Recycling facilities	8	4	2	21
Subtitle D landfills	Juniper Ridge Southbridge	NCES Waste USA Clinton County	Hyland Ontario Chemung	—
Other disposal facilities(1)	Maine Energy	—	Hakes	—

(1)           In addition to the disposal facilities shown above we operate the Worcester, Massachusetts landfill, a closure project with approximately 1.2 million tons of available capacity as of April 30, 2010.

Eastern region

The Eastern region consists of wastesheds located in Maine and, subsequent to the integration of the South Eastern region into the North Eastern region in February 2009, the assets located in eastern Massachusetts and in the New Hampshire Seacoast area. The Maine wastesheds generally have been affected by the regional constraints on disposal capacity imposed by the public policies of New Hampshire, Maine and Massachusetts which have, over the past ten years, either limited new landfill development or precluded development of additional capacity from existing landfills. Consequently, the Eastern region relies more heavily on non-landfill waste-to-energy disposal capacity than other regions. Maine Energy is one of four waste-to-energy facilities in Maine.

We entered Maine in 1996 with the purchase of the assets comprising New England Waste Services of ME, Inc. in Hampden, Maine.  The acquisition of KTI, Inc. in 1999 significantly improved disposal capacity in this region as the acquisition included the Maine Energy waste-to-energy facility and provided an alternative internalization option for solid waste assets in eastern Massachusetts. In 2004, the Company obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine.

We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries (prior to its merger with Republic Services, Inc.) and through the acquisition of smaller independent operators. In this market, the Company relies to a large extent on third party disposal capacity. The Company believes that there is a greater opportunity to increase internalization rates and operating efficiencies in eastern Massachusetts facilities through the operating contract with the Town of Southbridge to operate the Southbridge landfill, which is currently permitted to accept 156,000 tons of C&D material and 24,960 tons of municipal solid waste annually from the Town of Southbridge.

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

As our most mature region, we believe that future operating efficiencies will be driven primarily by improving our core operating efficiencies, offering increased recycling capabilities such as single stream processing, providing enhanced customer service, and further building relationships with our customers and within our communities.

Western region

The Western region consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean). We entered the Western region with our acquisition of Superior Disposal Services, Inc.’s business in 1997 and have expanded in this region largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market in the Western region outside of larger metropolitan markets such as Syracuse, Rochester, Buffalo and Albany.

While we have achieved strong market positions in this region, we remain focused on increasing our vertical integration through expansion of annual permitted capacity at existing landfills and densification of hauling businesses that can internalize waste to our landfills. In the Western region, where we own the Hyland and Hakes landfills and operate the Ontario and Chemung County landfills, our strategy is to expand annual landfill permits to drive return on invested capital and cash flows. Future opportunities may exist to replicate our strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, and, subject to capital allocation, we expect that we would pursue these opportunities if they would enhance our shareholder returns.

FCR Recycling

FCR Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 21 material recycling facilities that process and then market recyclable materials that municipalities and commercial customers deliver to them under long-term contracts. Seven of FCR Recycling’s facilities are leased, nine are owned and six are operated under contracts. In fiscal year 2010, FCR Recycling processed and marketed approximately 1.1 million tons of recyclable materials. FCR Recycling’s facilities are principally located in key urban markets, consisting of

Connecticut, North Carolina, New Jersey, Florida, Tennessee, Georgia, Michigan, New York, Massachusetts, Wisconsin, Maine, and Pennsylvania.

A significant portion of the material provided to FCR Recycling is delivered pursuant to 20 anchor contracts, which are long-term contracts. The anchor contracts generally have an original term of five to ten years and expire at various times between 2010 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage if certain other conditions are not met. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

FCR Recycling derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2010, 62% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of April 30, 2010, we were party to 17 commodity hedge contracts. These contracts expire between August 2010 and December 2011.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in GreenFiber, a joint venture with Louisiana-Pacific Corporation. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has 12 manufacturing facilities, located in Atlanta, Georgia; Charlotte, North Carolina; Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Sacramento, California; Tampa, Florida; Albany, New York; Waco, Texas; East St. Louis, Illinois; and Salt Lake City, Utah. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 60% of its raw material costs, and is a major purchaser of FCR Recycling fiber material produced at various facilities. The Company accounts for its investment in GreenFiber under the equity method of accounting.

RecycleRewards

In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC (“RecycleBank”), a company that markets an incentive-based recycling service, for total consideration of $3.0 million. During fiscal year 2007, RecycleBank borrowed $2.0 million from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company’s investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing the Company’s total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, RecycleBank completed an equity offering to third party investors that reduced the Company’s common share interest to 16.2%.  In November 2009, RecycleBank completed an equity offering to third party investors that reduced the Company’s common share interest to 10.6%. As a result of an internal reorganization by RecycleBank, the Company’s investment is now held in RecycleRewards, the parent entity of RecycleBank. The Company’s investment in RecycleRewards amounted to $4.4 million at April 30, 2009 and 2010.  Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008, the Company accounted for this investment under the equity method of accounting.

Evergreen

In April 2003, the Company acquired a 9.9% interest in Evergreen for total consideration of $5.3 million. In December 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5.3 million. The

Company’s investment in Evergreen amounted to $10.7 million at April 30, 2009 and 2010. The Company accounts for its investment in Evergreen under the cost method of accounting.

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

The sales and marketing organization has been realigned during the past three years to incorporate standardized pricing models, provide enhanced sales tools, and to further build Casella brand equity. The realigned sales program integrates: an updated sales incentive program tied to customer profitability, new sales, and account turnover; standardized pricing models for new and existing collection customers with profitability analysis at the account level; a restructured account turnover tracking system; and the introduction of a prospect database management system. The prospect database enables the sales force to identify and sell to new collection customers at a profitable level, as well as increasing the density of existing routes. The prospect database is augmented by traditional sales techniques, such as leads developed from new building permits, business licenses and other public records.

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

Employees

As of May 31, 2010, we employed approximately 2,386 people, including approximately 464 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,922 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 126 of our employees are covered by collective bargaining agreements. We believe relations with our employees are satisfactory.

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

We are self insured for automobile and workers’ compensation coverage. Our maximum exposure in fiscal 2010 under the workers’ compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan was $0.8 million per individual event, after which reinsurance takes effect.

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

Customers

We provide our collection services to commercial, industrial and residential customers. A majority of our commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (e.g., with no underlying contract) with individuals, or through contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

Maine Energy is contractually required to sell all of the electricity generated at its facilities to Florida Power and Light, an electric utility, and guarantees 100% of its electricity generating capacity to FPL Energy Power Marketing, Inc., both pursuant to a contract that was amended to extend its term to December 31, 2011 and is based on “day ahead” electricity prices.

FCR Recycling provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.

Our cellulose insulation joint venture, GreenFiber, sells to contractors, manufactured home builders and retailers.

Raw Materials

Maine Energy received approximately 16% of its solid waste in fiscal year 2010 from 17 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

In fiscal year 2010, FCR Recycling received approximately 55% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs shall be delivered to a facility that is owned or operated by us. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

The primary raw material for our insulation joint venture is recycled fiber. In fiscal year 2010, GreenFiber received approximately 7% of the fiber used by it from FCR Recycling. It purchased the remaining fiber from municipalities, commercial haulers and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

Seasonality

Our transfer and disposal revenues historically have been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

•      the volume of waste relating to C&D activities decreases substantially during the winter months in the northeastern United States; and

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

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. Our waste-to-energy facility also is subject to federal energy law.  The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material environmental costs to bring our operations into compliance, although there can be no assurance in this regard in the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

In order to transport, process, incinerate, or dispose of solid waste, it is necessary for us to possess and comply with one or more permits from federal, state and/or local agencies. We must renew these permits periodically, and the permits may be modified or revoked by the issuing agency.

The principal federal statutes and regulations applicable to our various operations are as follows:

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

Leachate generated at our landfills and transfer stations is tested on a regular basis, and generally is not regulated as a hazardous waste under federal law, although there is no guarantee that leachate generated from our facilities in the future will not be classified as hazardous waste.

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

CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for investigation and cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the existence of any of more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, under certain circumstances, or any other responsible party, responsible for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

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

The EPA is focusing on the emissions of greenhouse gases (“GHG”), including carbon dioxide and methane. In December, 2009, EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for EPA to promulgate GHG air quality standards.  This could, in turn, require us to install systems to monitor and control such emissions. In addition, in December 2009 the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit 25,000 metric tons or more per year of GHG emissions to submit annual reports to EPA commencing in March 2011.

The adoption of other laws and regulations, which may include the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations relating to GHG that may be more stringent than regulations EPA may promulgate. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

Congress also is considering various options, including a cap and trade system, which could impose a limit on and establish a pricing mechanism for GHG emissions and emission allowances. There also is increasing pressure for the United States to join international efforts to control GHG emissions.

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

The Occupational Safety and Health Act of 1970, as amended (“OSHA”)

OSHA establishes employer responsibilities and authorizes the Occupational Safety and Health Administration to promulgate and enforce occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

The Public Utility Regulatory Policies Act of 1978, As Amended (“PURPA”)

Our waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a “qualifying small power production facility” under the PURPA. PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility’s full “avoided cost.”

State and Local Regulations

Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste, hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities. Such standards typically are as stringent as, and may be more stringent and broader in scope than, the federal regulations. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments.

Many municipalities in which we currently operate or may operate in the future also have ordinances, laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or conduct, flow control provisions that direct the delivery of solid wastes to specific facilities or to facilities in specific areas, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

Certain permits and approvals issued under state or local law may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if similar legislation is enacted, states in which we operate landfills could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any of our landfills within those states that receive a significant portion of waste originating from out-of-state.

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

There has been an increasing trend at the state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, beverage containers, newspapers, household appliances and electronics such as computers, and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities.

Executive Officers and Other Key Employees of the Company

Our executive officers and other key employees and their respective ages as of May 31, 2010 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	59	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Paul A. Larkin	45	President and Chief Operating Officer
James W. Bohlig	63	Senior Vice President, Chief Development Officer, President of Renewables Group and Director
Other Key Employees
David L. Schmitt	59	Vice President, General Counsel
Paul J. Massaro	52	Principal Financial and Accounting Officer

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

Paul J. Massaro has served as our Principal Financial and Accounting Officer since September, 2009.  Mr. Massaro has also served as Director of Finance from April, 2002 to present.  From 1999 until he joined us, Mr. Massaro was Vice President and Chief Financial Officer for Vianix, LC, a voice compression technology company.  He served from 1994 to 1998 as Vice President and Chief Financial Officer of Sales Dynamics, Inc., a specialty retailer. From 1992 to 1994, Mr. Massaro served as Corporate Controller for Robec, Inc., a distributor of microcomputer systems and components. Mr. Massaro is a Certified Public Accountant and received his bachelor’s degree in accounting from American University.

Available Information

Our internet website is http://www.casella.com. We make available, through our website free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding Casella and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

ITEM 1A.  RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the eastern United States, where our operations and customers are principally located, changes in laws or accounting rules or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business results of operations and financial condition.

Our outstanding indebtedness and borrowing costs may restrict our future operations including our ability to make future acquisitions.

We have substantial indebtedness, and our aggregate borrowing costs and indebtedness have increased as a result of the fiscal year 2010 refinancing of our senior secured credit facility and the issuance of senior second lien notes. The payment of interest and principal due under our indebtedness will substantially reduce our net income and net cash flow from operations and will accordingly reduce funds available for other business purposes, including capital expenditures and acquisitions. In addition, the aggregate amount of indebtedness and the covenants in the agreements governing our existing indebtedness have limited and will continue to limit our ability to incur additional indebtedness, and thereby may limit our capital expenditures and ability to make acquisitions and place other restrictions and limitations on how we may operate our business, including taking of actions of the adoption of measures management considers to be in the best interests of our business. Covenants under any future debt agreements may be even more restrictive than those we are currently subject to.

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

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly being viewed as renewable resources, which may adversely impact volumes and tipping fees at our landfills.

From fiscal 2003 through fiscal 2008, the Company executed a strategy to grow its landfill capacity, and since that time it has focused on increasing free cash flow and generating an enhanced return on invested capital at its landfills.  As the Company has continued to develop its landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource, and accordingly, new alternatives to landfilling are being developed which seek to maximize the renewable energy and other resource benefits of waste.  These alternatives will impact the demand for landfill space, which is likely to reduce the volume of waste going to landfills, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and the Company in particular, can charge for utilization of landfill space.  As a result, the Company’s revenues and operating margins could be adversely affected due to these disposal alternatives.

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

Environmental and land use laws also impact our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept waste. Those laws and regulations may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under such laws, we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or operating margins. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we were to comply with applicable environmental law, there is no guarantee that we would be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be reserved or modified as needed to fit our business needs.

We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, or prevent us from, or delay us, in obtaining or renewing permits to operate or expand our facilities or harm our reputation. In the third and fourth quarters of fiscal year 2009, we recorded environmental remediation charges totaling $4.4 million for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries. There can be no assurance that the cost of such cleanup or our share will not exceed our estimates.

Our operating program depends on our ability to operate the landfills and transfer stations we own and lease. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis and any effort to acquire or expand landfills and transfer stations typically involves a significant amount of time and expense. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure.

In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, which may result in us incurring significant liabilities.

See also “Business—Regulation,” and Note 11(c) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Our results of operations could continue to be affected by changing prices or market requirements for recyclable materials.

Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials, particularly newspaper, corrugated containers, plastic and ferrous and aluminum metals, has been affected by unprecedented price decreases since October 2008, resulting in a severe impact on our results of operations. Although we have begun to experience some recovery in commodity pricing, such prices will continue to be volatile due to numerous factors beyond our control. Although we seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

Our operations and customers are principally located in the eastern United States with our solid waste operations concentrated in New England and New York. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase.

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

In our solid waste disposal markets we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. We are also increasingly competing with companies which seek to use parts of the waste stream as feedstock for renewable energy supplies.  These entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues, access tax-exempt financing and in some cases utilize government subsidies.

Our GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, principally national manufacturers of fiberglass insulation, that have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to our detriment.

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

In addition, the timing of any such capping, closure or post-closure costs which exceed established accruals may further negatively impact our business. Since we will be unable to control the timing and amounts of such costs, we may be forced to delay investments or planned improvements in other parts of our business or we may be unable to meet applicable financial assurance requirements. Any of the foregoing would negatively impact our business and results of operations.

Fluctuations in fuel costs could affect our operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2010, we used approximately 5.8 million gallons of diesel fuel in our solid waste operations. We have a fuel and oil recovery fee program, based on a fuel index, to recover increases in the cost of fuel, oil and lubricants arising from price volatility. This fee has been passed on to all of our customers where their contracts and competition conditions permit.

We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third party financial assurance to secure our contractual obligations.

Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and the operation and closure of our waste-to-energy facility typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage. We currently obtain performance and surety bonds from Evergreen, in which we hold a 19.9% equity interest.

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

Our transfer and disposal revenues historically have been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

• the volume of waste relating to C&D activities decreases substantially during the winter months in the northeastern United States; and

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

From time to time in the future, we may sell or divest certain components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt, or as a result of a determination that the specified asset will provide inadequate returns to us, or that the asset no longer serves a strategic purpose in connection with our business or if we determine the asset may be more valuable to a third party. The timing of such sales or divesture may not be entirely within our control. For example, we may need to quickly divest assets to satisfy immediate cash requirements, or we may be forced to sell certain assets prior to canvassing the market or at a time when market conditions for valuations or for financing for buyers are unfavorable, which would result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing, or we may face opposition from municipalities or communities to a disposition or the proposed buyer. Any sale of our assets could result in a loss on divestiture. Any of the foregoing would have an adverse effect on our business and results of operations.

We previously announced our efforts to divest the Maine Energy facility.  Public opposition to these efforts and the continued operation of Maine Energy have impacted our ability to sell the Maine Energy facility to date, and although we intend to continue to explore such opportunities into the future, there is no certainty that we will be able to divest Maine Energy.

We may engage in acquisitions in the future with the goal of complementing or expanding our business, including developing additional disposal capacity. However, we may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

We have in the past, and we may in the future, make acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of May 31, 2010, approximately 5.3% of our employees were represented by unions.

Our Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At May 31, 2010, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, or by his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2010, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 32.1% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At May 31, 2010, we owned and/or operated eight subtitle D landfills, one landfill permitted to accept construction and demolition materials, 31 transfer stations, 20 of which are owned, six of which are leased and five of which are under operating contract, 32 solid waste collection facilities, 20 of which are owned and 12 of which are leased, 35 recycling processing facilities, 15 of which are owned, 13 of which are leased and seven of which are under operating contracts, one waste-to-energy facility, and we utilized 13 corporate office and other administrative facilities, two of which are owned and 11 of which are leased (See Item 1—Business section of this Form 10-K for property information by operating segment).

ITEM 3.  LEGAL PROCEEDINGS

North Country Landfill Expansion

The NCES landfill is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  The trial of the consolidated actions has been set for January 2011.

On December 12, 2008, the New Hampshire Department of Environmental Services (“NHDES”) denied a request by NCES to modify its standard permit to develop approximately eight years of capacity within the bounds of the 51-acre area.  NCES revised and resubmitted its request, and the NHDES denied the revised request on March 25, 2009.  NCES appealed each of these denials to the New Hampshire Waste Management Council.  NCES obtained a stay of both appeals pending the outcome of the action for declaratory and injunctive relief described below.

NCES filed a petition for declaratory and injunctive relief with the New Hampshire Superior Court on February 10, 2009 related to the NHDES’s December 12, 2008 denial.  NCES amended this petition following NHDES’s March 25, 2009 denial.  In its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the Superior Court’s declarations.  On June 11, 2009, the Superior Court denied NCES’s request for a preliminary injunction and also denied NHDES’s request to dismiss the petition.  Subsequently, NCES filed a motion for partial summary judgment on two of its claims for declaratory relief and NHDES filed a cross-motion for partial summary judgment.  In October 2009, NCES agreed to the dismissal of one of its claims without prejudice, and moved successfully — with NHDES’s concurrence — to stay the litigation so that NHDES may consider the results of certain remedial work NCES undertook during the 2009 construction season.  NCES sought the stay because the outcome of this review by NHDES could affect the scope of the litigation.

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.  NHDES has found the application to be complete.  By law, NHDES must render a decision on the application by August 27, 2010.  A favorable decision on the application could render some or all of the pending litigation against NHDES moot.

In the event that the Company is unsuccessful obtaining the permit amendment, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of April 30, 2010 was approximately $6.7 million). The Company would also assess the need for additional closure and post-closure charges.

New York Department of Labor Prevailing Wage Dispute

The Company has been involved in an inquiry by the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at certain landfill sites operated by the Company in New York State that are owned by municipalities (Chemung, Ontario and Clinton Counties). On August 21, 2009, the DOL issued a letter opinion with regard to cell construction and capping work and other activities at these landfills, concluding that:  (1) the construction activity necessary for the recovery, use and sale of gases created by the landfill is not a public work project to which the Prevailing Wage Law applies; (2) cell construction and capping activities are public work where that work takes place on publicly owned lands in the furtherance of the operation of a publicly accessible landfill facility; (3) construction on lands acquired by Casella which adjoin a County-owned landfill are akin to a privately owned and operated landfill and would not be subject to the Prevailing Wage Law.  The Company has negotiated a settlement with the DOL to resolve this matter, which requires the payment of increased wages and benefits to employees of Rifenburg Construction, Inc. and Casella Construction, Inc., in an aggregate amount of $0.5 million.  No penalties or interest are required.  These amounts were accrued and capitalized as part of the related landfill asset, and will be amortized prospectively over the remaining life of the landfill as tons of waste are placed at each landfill site.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows Southbridge Recycling and Disposal Park, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH, its individual members and Southbridge Recycling and Disposal Park. On August 21, 2008, Southbridge Recycling and Disposal Park reached a settlement with the Sturbridge BOH, pursuant to which Southbridge Recycling and Disposal Park agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $0.05 million. The Sturbridge BOH Appeal withdrew as a party to the Appeal on August 22, 2008.

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing.  Plaintiffs appealed that decision, and the Company and the Sturbridge BOH have filed a joint motion to dismiss contending that the appeal was filed late and is subject to dismissal as a matter of law. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued the final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), have filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  NCES denies these allegations, and intends to vigorously defend against these claims.  The Company does not believe that this matter will have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “CWST”. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the Nasdaq Global Select Market.

Period	High	Low
Fiscal Year Ending April 30, 2009
First quarter	$14.29	$10.00
Second quarter	$14.49	$3.91
Third quarter	$6.61	$1.87
Fourth quarter	$3.17	$.53
Fiscal Year Ending April 30, 2010
First quarter	$3.67	$1.82
Second quarter	$3.30	$2.46
Third quarter	$4.80	$2.55
Fourth quarter	$5.34	$4.03

On May 28, 2010, the high and low sale prices per share of our Class A common stock as quoted on the Nasdaq Global Select Market were $4.53 and $4.33, respectively. As of May 28, 2010 there were approximately 508 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, we have assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit facility and indentures restrict the payment of dividends on common stock. The information required by Item 201(d) of Regulation S-K is included in Part III of this Form 10-K.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The stock performance graph below compares the percentage change in cumulative stockholder return on Class A common stock for the period from April 30, 2005 through April 30, 2010, with the cumulative total return on The NASDAQ Stock Market (U.S. & Foreign) Index and the Company’s Industry Peer Group on The NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2005 of $100.00 in Class A common stock of the Company at the closing price on such date, in The NASDAQ Stock Market (U.S. & Foreign) Index and the Company’s Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on the Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Casella Waste Systems, Inc., the NASDAQ Composite Index

and a Peer Group

*$100 invested on 4/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

	April 30, 2005	April 30, 2006	April 30, 2007	April 30, 2008	April 30, 2009	April 30, 2010
Casella Waste Systems, Inc.	$100.00	$131.89	$78.88	$90.42	$17.47	$43.77
NASDAQ Composite	$100.00	$121.25	$134.58	$127.40	$89.92	$129.99
Peer Group	$100.00	$88.52	$96.21	$70.35	$44.73	$94.91

 (1)                               The peer group is comprised of securities of Waste Industries USA, Inc. and WCA Waste Corp.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2008, 2009 and 2010, and the consolidated balance sheets as of April 30, 2009 and 2010 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2006 and 2007, and the consolidated balance sheet data as of April 30, 2006, 2007 and 2008 are derived from previously filed Consolidated Financial Statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	(in thousands, except per share data)
	2006	2007	2008	2009	2010
Statement of Operations Data:
Revenues	$498,216	$528,875	$576,788	$551,937	$522,328
Cost of operations	327,921	346,509	383,437	371,200	347,460
General and administration	65,356	72,960	73,902	67,591	61,868
Depreciation and amortization	62,927	70,194	77,550	72,526	68,275
Goodwill impairment charge	—	—	—	55,286	—
Environmental remediation charge	—	—	—	4,356	335
Hardwick impairment and closing charges	—	26,892	1,400	—	—
Development project charges	1,329	752	534	355	—
Operating income (loss)	40,683	11,568	39,965	(19,377)	44,390
Interest expense, net	29,708	37,127	41,505	39,039	54,270
Other expense / (income), net	(7,622)	(1,433)	3,399	1,365	2,353
(Loss) income from continuing operations before income taxes and discontinued operations	18,597	(24,126)	(4,939)	(59,781)	(12,233)
Provision (benefit) for income taxes	7,056	(8,178)	669	8,749	3,018
(Loss) income from continuing operations before discontinued operations	11,541	(15,948)	(5,608)	(68,530)	(15,251)
Income (loss) from discontinued operations, net	(439)	(1,334)	(1,082)	442	213
Income (loss) on disposal of discontinued operations, net	2	(601)	(1,145)	63	1,180
Net (loss) income	11,104	(17,883)	(7,835)	(68,025)	(13,858)
Preferred stock dividend	3,432	3,588	—	—	—
Net (loss) income available to common stockholders	$7,672	$(21,471)	$(7,835)	$(68,025)	$(13,858)
Basic net (loss) income per common share	$0.31	$(0.85)	$(0.31)	$(2.66)	$(0.54)
Basic weighted average common shares outstanding (1)	24,980	25,272	25,382	25,584	25,731
Diluted net (loss) income per common share	$0.30	$(0.85)	$(0.31)	$(2.66)	$(0.54)
Diluted weighted average common shares outstanding (1)	25,368	25,272	25,382	25,584	25,731

	Fiscal Year Ended April 30,
	(in thousands)
	2006	2007	2008	2009	2010
Other Operating Data:
Capital expenditures	$112,472	$100,845	$73,174	$57,736	$54,350

Other Data:

Cash flows provided by operating activities from continuing operations	$74,464	$80,194	$71,044	$75,879	$69,266

Cash flows used in investing activities from continuing operations	$(149,540)	$(98,342)	$(89,720)	$(66,248)	$(64,566)

Cash flows (used in) provided by financing activities from continuing operations	$74,018	$24,380	$3,993	$(13,127)	$(7,807)

Balance Sheet Data:
Cash and cash equivalents	$7,425	$12,366	$2,814	$1,838	$2,035

Working capital deficit, net (2)	$(23,216)	$(105,718)	$(20,153)	$(2,138)	$(10,051)

Property, plant and equipment, net	$474,292	$482,819	$488,028	$486,351	$480,053

Goodwill	$171,258	$168,998	$179,716	$125,709	$125,792

Total assets	$811,111	$834,093	$836,087	$750,962	$754,814

Long-term debt and capital leases, less current maturities	$452,720	$476,225	$559,227	$547,145	$556,130

Redeemable preferred stock	$70,430	$74,018	$—	$—	$—

Total stockholders’ equity	$149,490	$129,496	$124,682	$66,310	$50,296

(1)	Computed on the basis described in Note 1(j) to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

(2)	Working capital deficit, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information, included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Company Overview

Casella Waste Systems, Inc. is a vertically-integrated regional solid waste services company that provides collection, transfer, disposal and recycling services to residential, industrial and commercial customers, primarily in the eastern United States. We were founded in 1975 as a single truck operation in Rutland, Vermont and the business now operates in 14 states. We operate vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts and Maine, and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

As of May 31, 2010, we owned and/or operated 32 solid waste collection operations, 31 transfer stations, 35 recycling facilities, eight Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility, as well as a 50% interest in a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. We also have a 10.6% interest in a company that markets an incentive-based recycling service and a 19.9% interest in a surety company which provides surety bonds to us to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Overview of Fiscal Year 2010 Operating Results

For the year ended April 30, 2010, the Company reported revenues of $522.3 million, a decrease of $29.6 million, or 5.4%, from $551.9 million in the year ended April 30, 2009. Solid waste revenues, including the Company’s major accounts program, decreased 5.0%, with lower collection and landfill volumes accounting for a 3.3% decrease, fuel surcharges accounting for a 1.7% decline and lower commodity prices and volumes a 1.6% decline. These decreases were partially offset by the positive effect of price increases, including environmental surcharges of 1.3%, primarily from our collection operations, and 0.2% from the rollover effect of a tuck-in acquisition. FCR Recycling revenues decreased 7.1%, with 4.1% coming from lower commodity prices and 2.9% from lower volumes.

FCR Recycling revenues declined $7.1 million in fiscal year 2010 compared to the prior year, as a result of a continued decline in commodity prices and volumes during the first and second quarters of fiscal year 2010, driven by a severe drop in demand for all of the Company’s commodity product line as a result of global economic conditions. Prices in the recycling commodity markets began to strengthen in the third and fourth quarters of fiscal year 2010, including fiber (newspapers, cardboard, and mixed papers) and plastic prices.

Eastern region revenues decreased $14.6 million, or 7.5%, in fiscal year 2010 compared to the prior year primarily due to lower volumes and prices from disposal facilities, lower volumes from collection operations, lower commodity volumes and lower fuel recovery fees.  The total decrease in Eastern region revenue was partially offset by collection price increases and positive waste-to-energy price and volumes.  Western region revenues for fiscal year 2010 decreased $5.3 million, or 5.1%, compared to the prior year due to lower collection volumes, decreases in landfill price as well as lower fuel surcharges.  These declines were partially offset by higher collection prices and  landfill volumes.  Central region revenues decreased $6.6 million, or 5.6%, in fiscal year 2010 compared to the prior year due to lower collection and landfill volumes and lower fuel recovery fees.  These decreases were partially offset by collection price increases, the start-up of the landfill-gas-to-energy facility at the Clinton County landfill, and the positive effect of environmental impact fees.

Operating income for the fiscal year 2010 was $44.4 million compared to operating loss of $19.4 million in fiscal year 2009. The Company’s operating results were negatively impacted by decreases in collection, disposal, and recycling volumes and unfavorable fuel surcharges.   Operating results were positively impacted by lower cost of operations, general and administration, depreciation and landfill amortization for the Colebrook and Pinetree landfills.  Additionally, operating results in fiscal year 2009 included goodwill impairment, environmental remediation and reorganization charges.

FCR Recycling operating income increased $2.0 million year over year due to operating efficiencies, a decrease in bad debt reserves and an insurance settlement related to the GR Technologies, Inc. litigation.  Also included in FCR Recyling’s prior year operating income were costs associated with the upgrade of the Philadelphia and Boston materials recycling facilities to Zero-Sort Recycling™. Operating income for the Eastern region increased $55.8 million, primarily due to the fiscal 2009 goodwill impairment charge. Excluding this charge, operating income increased $0.5 million as decreased revenues were more than offset by lower operating costs and landfill amortization. Despite lower revenue levels, Western region operating income increased $5.4 million year over year due to divisional consolidations and due to the positive effect of the fiscal year 2009 environmental remediation charge of $4.4 million associated with the Company’s Potsdam location. Central region operating income increased $0.7 million year over year as lower revenues were more than offset by lower operating costs and landfill amortization, primarily due to the planned closure of the Colebrook landfill.

The Company recorded a net loss of $13.9 million for the fiscal year ended April 30, 2010 compared to a net loss of $68.0 million in fiscal year 2009, primarily due to the fiscal 2009 goodwill impairment charge. The fiscal year 2010 operating income discussed above was offset by higher interest costs and the poorer performance from the Company’s unconsolidated subsidiary, GreenFiber. The Company’s pre-tax loss was $12.2 million in fiscal year 2010 compared to a pre-tax loss of $59.8 million in fiscal year 2009.

Net cash provided by operations was $69.3 million in fiscal year 2010 down from $75.9 million in fiscal year 2009.  Fiscal year 2010 net loss adjusted for impairment charges, income on disposal of discontinued operations, income from discontinued operations, environmental remediation charge and development project charges totaled $14.9 million. This resulted in an increase of net loss of $6.4 million when compared to the fiscal year 2009 total of $8.5 million.  Depreciation and amortization was lower in the current year by $4.3 million.  These amounts were offset by increased cash flows of $6.3 million associated with changes in assets and liabilities, net of effects of acquisitions and divestitures.

Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures were $54.4 million in fiscal year 2010 compared to $57.7 million in fiscal year 2009. We also financed $0.4 million and $14.1 million in capital projects in fiscal years 2010 and 2009, respectively, through financing lease obligations that were not included in our reported capital expenditures.

Acquisitions and Divestitures

In fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the Eastern region for cash sale proceeds of $7.4 million. In fiscal year 2008 the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded as loss on disposal of discontinued operations.  The Company also completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008.

The Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008. In fiscal year 2010 the Company recorded a true-up of certain liabilities associated with the site amounting to a gain of $0.05 million.  As of April 30, 2008, the Company also deemed its FCR Recycling Greenville operation as held for sale and classified this operation as a discontinued operation. The divestiture was completed in June 2008 for cash proceeds of $0.7 million. A loss amounting to $0.03 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2009.

The Company completed the divestiture of its Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for a settlement amount of $0.4 million in cash.  In the fourth quarter of fiscal year 2010, the Company also completed the divestiture of its domestic brokerage operations for a settlement amount of $1.4 million in cash.  The Company had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $1.0 million, $0.1 million and $1.1 million for fiscal years 2008, 2009 and 2010, respectively.

The Company’s contract with its FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and loss before income tax benefit (in millions) attributable to discontinued operations for fiscal years 2008, 2009 and 2010 are as follows:

	Fiscal Year Ended April 30,
	2008	2009	2010
Revenues	$10.9	$2.6	$1.6
Income (loss) before income taxes	$(5.3)	$0.7	$0.2

In fiscal year 2010, the Company acquired two solid waste hauling operations. These transactions were in exchange for total consideration of $1.6 million, including $0.9 million in cash and $0.7 million in notes payable to the seller and liabilities assumed. In fiscal year 2009, we acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration.

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

Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture’s net income on the equity method in our results of operations. The Company also has a 10.6% interest in a company that markets an incentive-based recycling service and a 19.9% interest in a surety company which provides surety bonds to the Company to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. The Company accounts for these investments under the cost method of accounting. Also, in the “Other” segment, we have ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Fiscal Year Ended April 30,
	2008		2009		2010
Collection	$223.7	38.8%	$218.4	39.5%	$204.2	39.1%
Disposal	118.4	20.5%	111.1	20.1%	107.4	20.6%
Power generation	24.5	4.2%	28.4	5.2%	27.8	5.3%
Processing and recycling	67.2	11.7%	58.3	10.6%	50.3	9.6%
Solid waste operations	433.8	75.2%	416.2	75.4%	389.7	74.6%
Major accounts	32.2	5.6%	34.7	6.3%	38.7	7.4%
FCR recycling	110.8	19.2%	101.0	18.3%	93.9	18.0%
Total revenues	$576.8	100.0%	$551.9	100.0%	$522.3	100.0%

The dollar decrease in collection revenues in fiscal year 2010 compared to fiscal year 2009 is primarily due to lower volumes and fuel surcharges, partially offset by price increases and the effect of a tuck-in acquisition. Disposal and power generation revenues were down slightly due primarily to lower volumes but increased as a percentage of total revenues in the fiscal year ended 2010 compared to fiscal year 2009, mainly because of the decrease in total revenues due to lower FCR Recycling revenues.

Major accounts revenues increased due to increased volume.  As noted above, FCR Recycling revenues were negatively impacted as a result of a sharp decline in average commodity prices in fiscal year 2010 compared to fiscal year 2009.

Operating Expenses

Cost of operations includes labor, tipping fees paid to third-party disposal facilities, fuel, maintenance and repair of vehicles and equipment, workers’ compensation and vehicle insurance, the cost of purchasing materials to be recycled, third party transportation expense, district and state taxes, host community fees and royalties. Cost of operations also includes accretion expense related to landfill capping, closure and post closure, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

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

We will have material financial obligations relating to capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future. We have provided, and will in the future provide, accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that our financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from our Consolidated Financial Statements bear in relation to revenues.

	Fiscal Year Ended April 30,
	2008	2009	2010

Revenues	100.0%	100.0%	100.0%
Cost of operations	66.5%	67.3%	66.5%
General and administration	12.8%	12.2%	11.8%
Depreciation and amortization	13.4%	13.1%	13.1%
Goodwill impairment charge	0.0%	10.0%	0.0%
Environmental remediation charge	0.0%	0.8%	0.1%
Hardwick impairment and closing charge	0.2%	0.0%	0.0%
Development project charge	0.1%	0.0%	0.0%
Operating income (loss)	7.0%	-3.4%	8.5%
Interest expense, net	7.2%	7.1%	10.4%
Loss from equity method investments	1.1%	0.4%	0.5%
Other income, net	-0.5%	-0.1%	-0.1%
Provision for income taxes	0.1%	1.6%	0.6%
Loss from continuing operations	-0.9%	-12.4%	-2.9%

Fiscal Year 2010 versus Fiscal Year 2009

Revenues.  Revenues decreased $29.6 million, or 5.4%, to $522.3 million in fiscal year 2010 from $551.9 million in fiscal year 2009. Solid waste revenues, including the Company’s major accounts program, decreased $22.5 million. Price increases, including environmental surcharges, in our collections and processing and recycling, and major accounts operations were $9.3 million and revenues from a tuck-in acquisition accounted for $1.0 million of the increase. These increases were more than offset by decreases in volumes in the collection, disposal, recycling and power generation operations which negatively impacted revenue growth by $14.8 million, price declines in disposal and power generation of $3.3 million, decreases in fuel recovery fees of $7.7 million, and lower commodity price and volume of $7.0 million. FCR Recycling revenues decreased $7.1 million due to lower commodity prices and volumes.

Cost of operations.  Cost of operations decreased $23.7 million, or 6.4%, to $347.5 million in fiscal year 2010 from $371.2 million in fiscal year 2009. Cost of operations as a percentage of revenues decreased to 66.5% in fiscal year 2010 from 67.3% in the prior year. The dollar decrease was primarily due to lower cost of purchased materials associated with lower FCR Recycling revenues, lower direct labor costs, vehicle maintenance and fuel costs. These dollar decreases were partially offset by higher hauling, accretion and third party disposal expenses, and by a benefit in the prior year period of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site in the Eastern region.

General and administration.  General and administration expenses decreased $5.7 million, or 8.4%, to $61.9 million in fiscal year 2010 compared to $67.6 million in fiscal year 2009, and decreased as a percentage of revenues to 11.8% in fiscal year 2010 from 12.2% in fiscal year 2009. The dollar decrease was primarily due to lower expenses associated with reduced salary, travel, legal, consulting and bad debt expenses and the current year benefit of a general and administrative charge in fiscal year 2009 of $1.2 million for severance and reorganization.  These costs were offset by higher incentive compensation costs in fiscal year 2010.

Depreciation and amortization.  Depreciation and amortization expense decreased $4.3 million, or 0.6%, to $68.3 million in fiscal year 2010 from $72.5 million in fiscal year 2009. Landfill amortization expense decreased by $4.8 million primarily due to lower volumes and the planned closure of our Colebrook and Pinetree facilities.  Depreciation and intangible amortization expense increased $0.5 million year over year primarily due to the Company’s landfill energy projects and investments in FCR Recycling single stream projects.  Depreciation and amortization expense as a percentage of revenue remained unchanged at 13.1% in fiscal years 2010 and 2009.

Environmental remediation charge.  In fiscal year 2010, the Company recorded an environmental remediation charge of $0.3 million associated with changes in expected cash flows for its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company.  In fiscal year 2009, the Company recorded $4.4 million for this remediation work.

Interest expense, net.  Net interest expense increased $15.2 million, or 39.0% to $54.3 million in fiscal year 2010 from $39.0 million in fiscal year 2009. This increase was attributable to higher average interest rates associated with the Company’s new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 10.4% in fiscal year 2010 from 7.0% in fiscal year 2009.

Loss from equity method investments.  The loss from equity method investments in fiscal year 2010 relates to the Company’s 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for fiscal year 2010, of which the Company’s share was $2.7 million, compared to a loss in fiscal year 2009 of which the Company’s share was $2.2 million. GreenFiber continues to be negatively impacted by the overall slowdown in the housing market, offset by a reduction in the cost of fiber, its primary cost of goods sold.

Loss on debt modification.  The loss in fiscal year 2010 of $0.5 million was due to the write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter ended July 31, 2009.

Other income.  Other income in fiscal year 2010 remained unchanged at $0.8 million in fiscal years 2010 and 2009. Other income in fiscal year 2010 includes a dividend of $0.5 million from our investment in Evergreen and the balance represents a gain on the sale of assets and certain marketable securities and fees charged to customers.

Provision for income taxes.  Provision for income taxes decreased $5.7 million in fiscal year 2010 to $3.0 million from $8.7 million in fiscal year 2009. The effective tax rate changed to (24.7)% in the year ended April 30, 2010 from (14.6)% in fiscal year 2009. The rate variance between the periods is due mainly to the Company changing its assessment of the realizability of deferred tax assets in the fourth quarter of 2009, resulting in a $24.1 million increase in the valuation allowance in 2009, and due to the impairment of non-deductible goodwill in 2009.  The remaining rate variance is primarily a result of an increase in the valuation allowance in 2010 due to the book loss for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

Loss from discontinued operations/Loss on disposal of discontinued operations.  The Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008. In fiscal year 2010, the Company recorded a true-up of certain liabilities associated with the site amounting to a gain of $0.05 million.  As of April 30, 2008, the Company also deemed its FCR Recycling Greenville operation as held for sale and classified this operation as a discontinued operation. The divestiture was completed in June 2008 for cash proceeds of $0.7 million. A loss amounting to $0.03 million (net of tax) was recorded as loss on disposal of discontinued operations in fiscal year 2009.

The Company completed the divestiture of its Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for a settlement amount of $0.4 million in cash.  In the fourth quarter of fiscal year 2010, the Company also completed the divestiture of its domestic brokerage operations for a settlement amount of $1.4 million in cash.  The Company had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $0.1 million and $1.1 million for fiscal years 2009 and 2010, respectively.

The Company’s contract for its FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of the operations discussed above, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.

Fiscal Year 2009 versus Fiscal Year 2008

Revenues.  Revenues decreased $24.9 million, or 4.3% to $551.9 million in fiscal year 2009 from $576.8 million in fiscal year 2008. Solid waste revenues, including the Company’s major accounts program, decreased $15.1 million. The decrease was caused by lower volumes, primarily from collection operations, which negatively impacted revenue growth by $29.2 million. The decrease was partially offset by price increases, including fuel and environmental surcharges, in our collections operations of $10.6 million and revenues from the rollover effect of acquisitions, primarily from a major accounts tuck-in acquisition, accounted for $3.5 million.  FCR Recycling revenues decreased $9.8 million mainly due to lower commodity prices.

Cost of operations.  Cost of operations decreased $12.2 million, or 3.2% to $371.2 million in fiscal year 2009 from $383.4 million in fiscal year 2008. Cost of operations as a percentage of revenues increased to 67.3% in fiscal year 2009 from 66.5% in the prior year. The dollar decrease is primarily due to lower cost of purchased materials associated with lower FCR Recycling revenues, lower direct labor costs, disposal and fuel costs. These dollar decreases were partially offset by higher hauling, maintenance and property tax expense, due to a property tax refund recognized in the prior year period. Also, included in the prior year was a reduction in the amount of $1.6 million from transactions involving the domestic brokerage and Canadian recycling operations as payments received on the notes receivable in fiscal year 2008 exceeded the balance of the net assets under contractual obligation, compared to $0.2 million in fiscal year 2009.

General and administration.  General and administration expenses decreased $6.3 million, or 8.5%, to $67.6 million in fiscal year 2009 compared to $73.9 million in fiscal year 2008, and decreased as a percentage of revenues to 12.2% in fiscal year 2009 from 12.8% in fiscal year 2008. The dollar decrease is primarily due to lower costs associated with reduced incentive compensation accruals in fiscal year 2009, partially offset by higher bad debt expenses and by a severance and reorganization charge of $1.2 million. This charge was primarily incurred in the fourth quarter of fiscal year 2009 and included employee severance and benefit costs and operating lease costs as a result of the consolidation of several operating units into market areas, the elimination of one Region office, as well as other workforce reductions. General and administration expenses in fiscal year 2008 included a $1.2 million charge for recruiting, equity compensation and termination costs associated with the Company’s management reorganization.

Depreciation and amortization.  Depreciation and amortization expense decreased $5.0 million, or 6.5%, to $72.5 million in fiscal year 2009 from $77.6 million in fiscal year 2008. Landfill amortization expense decreased by $5.4 million primarily due to lower volumes as result of the planned closure of our Colebrook facility, which closed in the second quarter of fiscal year 2009, as well as the ramp-down of landfill volumes at the Pine Tree landfill, partially offset by an increase in amortization at our Worcester facility due to increased volumes. Depreciation expense increased $0.4 million year over year. Depreciation and amortization expense as a percentage of revenue decreased to 13.1% in fiscal year 2009 from 13.4% in fiscal year 2008.

Goodwill impairment charge.  The Company performed its annual assessment of goodwill impairment at the end of the fourth quarter of fiscal year 2009 by applying a fair value test to identified reporting units. The Company’s step one analysis indicated that the fair value of its Eastern region reporting segment was less than its carrying value and proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result the Company recognized a non-cash charge of $55.3 million in the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill.

Environmental remediation charge.  In the third quarter of fiscal year 2009, the Company recorded an environmental remediation charge of $2.8 million for the estimated cost of its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of the Company. The consent order named other parties responsible in addition to the Company. The Company is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with other parties. In the fourth quarter of fiscal year 2009, the Company recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of General Motors Corporation, one of the other responsible parties to this obligation. Such amounts could be higher if costs exceed estimates or the other responsible parties are not able to meet their obligation.

Hardwick impairment and closing charge.  In fiscal year 2008 the Company recorded a $1.4 million charge associated with revised estimates for its future cash expenditures on capping, closure and post-closure activities at the Hardwick landfill, which the Company closed in fiscal year 2007.

Development project charges.  In the fourth quarter of fiscal years 2009 and 2008, the Company wrote-off $0.4 million and $0.5 million, respectively, in deferred costs associated with certain development projects deemed no longer viable.

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

Loss from equity method investments.  The loss from equity method investments in fiscal year 2009 relates to the Company’s 50% joint venture interest in GreenFiber and for fiscal year 2008 also included losses from Company’s interest in RecycleRewards. GreenFiber reported a loss for fiscal year 2009 of which the Company’s share was $2.2 million compared to a loss in fiscal year 2008, of which the Company’s share was $4.1 million.  As discussed above, effective April 2008, the Company had a voting interest of 16.2% from its common stock investment in RecycleRewards and accordingly accounts for this investment under the cost method of accounting. Prior to April 2008 the Company’s interest was 20.5% and accordingly the Company accounted for this investment under the equity method of accounting. RecycleRewards reported a loss in fiscal year 2008, of which the Company’s share was $2.0 million.

Other income.  Other income in fiscal year 2009 amounted to $0.8 million compared to $2.7 million in fiscal year 2008. Other income in fiscal year 2009 includes a dividend of $0.2 million from our investment in Evergreen and the balance represents a gain on the sale of assets and certain marketable securities. Other income in fiscal year 2008 included $2.1 million related to the reversal of residual accruals originally established in connection with waste handling agreement disputes between the Company’s Maine Energy subsidiary and 15 municipalities which were party to the agreements. On June 18, 2008, the Company settled the last of these disputes with the City of Saco and the city agreed to release the Company from any further residual cancellation payment obligation.

Provision for income taxes.  Provision (benefit) for income taxes increased $8.0 million in fiscal year 2009 to $8.7 million from $0.7 million in fiscal year 2008. The effective tax rate changed to (14.6)% in the year ended April 30, 2009 from (13.5)% in fiscal year 2008. The rate variance between the periods is due mainly to the impairment of non-deductible goodwill and the $24.1 million increase in the valuation allowance in 2009.  The remaining rate variance is primarily due to the low level of book loss from operations in 2008 and the add back of non-deductible items, including the 2008 non-deductible losses related to RecycleRewards and preferred stock dividends recorded as interest expense.

Loss from discontinued operations/Loss on disposal of discontinued operations.  In fiscal year 2007, the Company completed the sale of the assets of the Holliston Transfer Station in the Eastern region for cash sale proceeds of $7.4 million. A loss amounting to $0.7 million (net of tax) was recorded as loss on disposal of discontinued operations in fiscal year 2007. In fiscal year 2008 the Company recorded the true-up of certain contingent liabilities associated with the Holliston transaction amounting to a gain of $0.3 million (net of tax) recorded to loss on disposal of discontinued operations and also completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4.9 million including a note receivable for $2.5 million and net cash proceeds of $2.4 million. A loss amounting to $0.5 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008.

The Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008. As of April 30, 2008, the Company also deemed its FCR Recycling Greenville operation as held for sale and classified this operation as a discontinued operation. The divestiture was completed in June 2008 for cash proceeds of $0.7 million. A loss amounting to $0.03 million (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2009.

The Company completed the divestiture of its Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for $0.4 million in cash.  In the fourth quarter of fiscal year 2010, the Company also completed the divestiture of its domestic brokerage operations for $1.4 million in cash.  The Company had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $1.0 million and $0.1 million for fiscal years 2008 and 2009.

The Company’s contract for its FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation.

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

We generally meet liquidity needs from operating cash flow and from external sources including our senior secured credit facility. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions. We had a net working capital deficit of $10.1 million at April 30, 2010 compared to a net working capital deficit of $2.1 million at April 30, 2009. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The decrease in net working capital at April 30, 2010 was primarily due to higher accrued interest associated with our modified capital structure, higher accounts payable, lower current assets and higher trade receivables associated with higher revenues in the current period.

Our capital expenditures were $54.4 million in fiscal year 2010 compared to $57.7 million in fiscal year 2009. Growth capital expenditures were $4.3 million and $10.6 million in fiscal years 2010 and 2009 respectively, and maintenance capital expenditures were $50.0 million and $47.2 million in fiscal years 2010 and 2009 respectively. Capital spending was lower in fiscal year 2010 mainly due to lower spending on landfill development.  We financed capital projects amounting to $0.4 million in fiscal year 2010 and $14.1 million in fiscal year 2009 through financing lease obligations that were not included in our reported statement of cash flows as capital expenditures. We expect capital spending to be between $60.0 million and $66.0 million in fiscal year 2011.

On July 9, 2009, we completed the refinancing of our existing senior credit facility with a Senior Secured Credit Facility, consisting of a $177.5 million revolving credit facility (the “New Revolver”), a $130.0 million aggregate principal term loan (the “New Term Loan”) and the offering of $180.0 million aggregate principal amount of 11% Senior Second Lien Notes due 2014 (the “Second Lien Notes”).  The net proceeds from the Senior Secured Credit Facility and Second Lien Notes offering were used to refinance the borrowings under our $525.0 million existing senior credit facility due April 2010.

For the first two quarters after the closing date, the interest rate for borrowings under the New Revolver was LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin is to be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan is LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative and financial covenants, generally consistent with our prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014.  If we fail to refinance the Senior Subordinated Notes due 2013 on or before October 31, 2012, the maturity date for the New Term Loan shall be December 31, 2012. We have the right to request an increase in the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at its discretion, subject to certain conditions.

As of April 30, 2010, we were in compliance with all financial covenants as follows:

Senior Secured Credit Facility Covenant	Twelve months ended April 30, 2010	Covenant requirements - April 30, 2010
Total funded debt / Bank-defined cash flow metric (1)	4.57	5.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	3.03	3.90 Max.
Interest coverage	2.54	1.85 Min.
Capital expenditures	$54.4 Million	$55.0 Million Max.

(1)          Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, April 30, 2010.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (dollars in thousands):

Twelve Months Ended April 30, 2010
Net cash provided by operating activities	$69,266

Changes in assets and liabilities, net of effects of acquisitions and divestitures	2,556
Gain on sale of equipment	1,325
Stock based compensation, net of excess tax benefit on exercise of options	(2,242)
Environmental remediation charge	(335)
Interest expense plus amortization of premium on senior notes less discount on term loan and second lien notes	53,440
Loss on debt modification	(511)
Provision for income taxes, net of deferred taxes	(13)
Adjustments to income as allowed by Senior Secured Credit Facility Agreement	3,107

Bank - defined cash flow metric	$126,593

Further advances were available under the New Revolver in the amount of $92.3 million as of April 30, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $50.0 million as of April 30, 2010, at which date no amount had been drawn.

The Second Lien Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that we maintain a minimum consolidated fixed charge coverage ratio.  As of April 30, 2010, we were in compliance with all covenants under the Second Lien Notes.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.

As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150.0 million from equity offerings to repurchase our 9.75% senior subordinated notes due 2013 (the “Senior Subordinated Notes”) or our outstanding Second Lien Notes, subject to the restrictions as described in the amendment.  The Company is also permitted to use up to $50.0 million of borrowings under the Senior Secured Credit Facility to repurchase the Senior Subordinated Notes, subject to the restrictions as described in the amendment.

We have historically entered into interest rate derivative agreements to balance fixed and floating rate interest risk in accordance with management’s criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt.  We were not party to any such agreements at April 30, 2010.

In accordance with derivatives and hedging accounting guidance, for those interest rate derivatives deemed to be effective cash flow hedges, the changes in fair value have been recorded in stockholders’ equity as components of accumulated other comprehensive (loss) income. Ineffective portions of the changes in fair value as of April 30, 2009 were recorded in interest expense in the Company’s consolidated statements of operations and amounted to $1.0 million.

As of April 30, 2010, we had outstanding $195.0 million of Senior Subordinated Notes which mature in February 2013. The Senior Subordinated Notes indenture contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

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

On August 13, 2007, we redeemed for cash all of the outstanding shares of our Series A Preferred Stock, pursuant to the mandatory redemption requirements set forth in the Certificate of Designation for the Series A Preferred Stock. The shares were redeemed at an aggregate redemption price of $75.1 million, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. We borrowed against the Senior Secured Credit Facility to fund this redemption.

Net cash provided by operating activities in fiscal years ended April 30, 2010 and 2009 amounted to $69.3 million and $75.9 million, respectively. Fiscal year 2010 net loss adjusted for impairment charges, income on disposal of discontinued operations, income from discontinued operations, environmental remediation charge and development project charges totaled $14.9 million. This resulted in an increase of net loss of $6.4 million when compared to the fiscal year 2009 total of $8.5 million. Lower depreciation and amortization in fiscal year 2010 versus fiscal 2009 resulted in a $4.3 million decrease.  Landfill amortization expense decreased by $4.8 million primarily due to lower volumes and the planned closure of our Colebrook and Pinetree facilities.  Depreciation and intangible amortization expense increased $0.5 million year over year primarily due to the Company’s landfill energy project and investments in FCR Recycling single stream projects.  The decrease in deferred taxes in fiscal year 2010 versus 2009 was primarily associated with the deferred tax asset valuation allowance resulting in a $5.4 million decrease. Assets and liabilities, net of effects of acquisitions and divestitures, increased $6.3 million in fiscal year 2010 compared to fiscal year 2009. Accounts receivable amounted to a $21.5 million decrease in fiscal year 2010 compared to fiscal year 2009 primarily due to higher revenues. Accounts payable in fiscal year 2010 amounted to $5.5 million of cash provided compared with $17.1 million used in the prior year due primarily to higher operating costs associated with higher business levels.  Lower restricted cash amounts at April 30, 2009 due to the liquidation of assets held in trust as collateral for the Company’s financial obligations relative to its self insurance claims liability amounted to $14.0 million cash provided in fiscal 2009.

Prepaid expenses, inventories and other assets amounted to cash provided of $2.9 million in fiscal year 2010 compared to cash provided of $2.9 million in fiscal year 2009.  Accrued expenses and other liabilities amounted to cash used of $0.5 million in fiscal year 2010 compared to cash used of $19.7 million in fiscal year 2009.  The decrease in cash used of $19.2 million is due primarily to the following (1) reductions associated with higher payroll accruals at April 30, 2008 amounting to $7.5 million, (2) higher accrued interest at April 30, 2010 associated with higher interest rates and the timing of borrowings amounting to $7.6 million and (3) changes in accrued expenses amounting to $1.9 million.

Net cash used in investing activities was $64.6 million in fiscal year 2010 compared to $66.2 million used in investing activities in fiscal year 2009. The decrease in cash used in investing activities was due to (1) lower capital expenditures in fiscal year 2010 of $3.3 million, (2) lower acquisition activity in the current year amounting to $1.5 million, (3) higher proceeds from sale of equipment in fiscal year 2010 amounting to $2.9 million, (4) lower investments in unconsolidated entities in fiscal year 2010 versus fiscal year 2009 amounting to $2.4 million, offset by (5) higher fiscal year 2010 payments on landfill operating lease contracts amounting to a $8.6 million increase in cash used.

Net cash used in financing activities was $7.8 million for fiscal year 2010 compared to $13.1 million used in financing activities in fiscal year 2009.  The increase in cash used relates primarily to deferred financing fees associated with the refinancing as discussed above offset by higher net borrowings.

In fiscal year 2010, we acquired two solid waste hauling operations. These transactions were in exchange for total consideration of $1.6 million, including $0.9 million in cash and $0.7 million in notes payable to the seller and liabilities assumed. In fiscal year 2009, we acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration. For the landfill operating lease contracts, we made payments totaling $13.7 million, $5.1 million and $7.1 million in fiscal years 2010, 2009 and 2008, respectively.

We generally meet our liquidity needs from operating cash flow and our Senior Secured Credit Facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.  We have reacted to recent economic conditions by managing various expense categories and capital expenditures.  Continued weakness in the economy will likely result in negative pressure on consumer and business spending, which could result in lower future business volumes and resulting cash flows.

We use a variety of strategies to mitigate the impact of fluctuations in the commodity prices, including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of April 30, 2010, to minimize the Company’s commodity exposure, the Company was party to seventeen commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2010 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2011	2012-2013	2014-2015	Thereafter	Total
Long-term debt	$2,001	$233,942	$125,373	$205,000	$566,316
Financing lease obligations	1,449	3,244	6,518	1,070	12,281
Interest obligations (1)	52,283	98,483	41,069	11,853	203,688
Operating leases (2)	12,457	21,316	37,098	131,486	202,357
Capping / closure / post-closure	7,380	7,478	11,078	92,510	118,446
Total contractual cash obligations (3)	$75,570	$364,463	$221,136	$441,919	$1,103,088

(1)                                  Interest obligations based on debt and capital lease balances as of April 30, 2010. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2010.

(2)                                  Includes obligations related to landfill operating lease contracts.

(3)                                  Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2011.

In addition to the above obligations, we have unrecognized tax benefits at April 30, 2010 of approximately $0.7 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at April 30, 2010, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indenture governing the Second Lien Notes, no beneficial holder of the Second Lien Notes is permitted to knowingly acquire Second Lien Notes if such person would own 10% or more of our consolidated debt for which relevant subsidiaries of the Company are obligated (and must dispose of Second Lien Notes or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions.  As of April 30, 2010, that dollar amount was $53.9 million.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 1(b) to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Landfills

The cost estimates for capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each capping event and the timing of construction related to each capping event and of closure and post-closure activities. Because landfill capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of construction of future landfill capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

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

Environmental Remediation Liabilities

Recorded environmental liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers.

Goodwill and Other Intangibles

We assess goodwill impairment annually at the end of the fourth quarter of our fiscal year by applying a fair value test. To determine the fair value of each of our reporting units as a whole we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are based on financial forecasts developed internally by management. Our discount rate assumptions are based on an assessment of our risk adjusted discount rate applicable for each reporting unit. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

In addition, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. See Note 1(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Recovery of Long-Lived Assets

We conduct a review of our long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. Estimating future cash flows requires significant judgment about factors such as general economic condition, and projected growth, and our estimates often vary from the cash flows eventually realized. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Self-Insurance Liabilities and Related Costs

We are self insured for vehicles and workers’ compensation. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in our consolidated balance sheet as an accrued liability. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

New Accounting Standards

Adoption of New Accounting Pronouncements

Fair Value Measurements and Disclosures

In February 2008, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance to allow reporting entities to defer for one year the effective date of previously issued guidance as it relates to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This additional guidance does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  Effective May 1, 2009, the Company adopted the fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued new guidance on business combinations, which revised previous guidance on accounting for business combinations and retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the Company’s adoption date.  The Company adopted this guidance on May 1, 2009 See Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Derivatives and Hedging Disclosures

In March 2008, the FASB issued guidance which amends and expands the disclosure requirements for derivative instruments and hedging activities. This guidance requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this guidance on May 1, 2009.  As this guidance relates specifically to disclosures, the adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance addresses the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarter ended July 31, 2009.  The Company evaluated subsequent events through the date the accompanying financial statements were available to be filed.

New Accounting Pronouncements Pending Adoption

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $189.2 million of long-term debt under the New Revolver at April 30, 2010. The interest rate on the variable rate portion of this debt was approximately 6.29% at April 30, 2010. Should the average interest rate on the variable rate portion of this debt change by 100 basis points, our annual interest expense would increase or decrease by $1.9 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity Price Volatility

Through our FCR Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”) and old newsprint (“ONP”), plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. In addition, as of April 30, 2010 we were party to 17 commodity hedge contracts that manage pricing fluctuations on a portion of our OCC and ONP volumes. These contracts expire between August 2010 and December 2011. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We expect to be able to replace our expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the year ended April 30, 2010, the impact on our operating income is estimated to have been between $1.0 million and $1.9 million based on the observed impact of commodity price changes on operating income margin during the years ended April 30, 2010 and April 30, 2009. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria. The effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 has been audited by Caturano and Company, P.C., an independent registered public accounting firm. Caturano and Company, P.C. has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended April 30, 2010, 2009 and 2008. We have also audited the financial statement schedule for the years ended April 30, 2010, 2009 and 2008 listed in Item 15(a)(2) of this Form 10-K. We also have audited the Company’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the company’s internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2010 and 2009, and the consolidated results of their operations, and their cash flows for each of the years in the three-year period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Caturano and Company, P.C.

Boston, Massachusetts

June 10, 2010

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,	April 30,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,838	$2,035
Restricted cash	508	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,014 and $1,641	51,296	61,722
Notes receivable - officer/employees	136	139
Refundable income taxes	1,195	1,316
Prepaid expenses	6,679	5,710
Inventory	3,114	3,604
Deferred income taxes	4,392	5,461
Other current assets	7,577	2,001

Total current assets	76,735	82,064

Property, plant and equipment, net of accumulated depreciation and amortization of $544,446 and $595,023	486,351	480,053
Goodwill	125,709	125,792
Intangible assets, net	2,635	3,085
Restricted assets	127	228
Notes receivable - officer/employees	1,128	1,149
Deferred income taxes	428	553
Investments in unconsolidated entities	41,798	40,965
Other non-current assets	12,042	17,217
Non-current assets held for sale	4,009	3,708

	674,227	672,750

	$750,962	$754,814

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30,	April 30,
	2009	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,718	$2,000
Current maturities of financing lease obligations	1,344	1,449
Accounts payable	34,623	40,139
Accrued payroll and related expenses	4,180	4,596
Accrued interest	6,407	11,769
Current accrued capping, closure and post-closure costs	6,426	7,765
Other accrued liabilities	22,337	22,362

Total current liabilities	77,035	90,080

Long-term debt and capital leases, less current maturities	547,145	556,130
Financing lease obligations, less current maturities	12,281	10,832
Accrued capping, closure and post-closure costs, less current portion	35,464	32,237
Deferred income taxes	2,684	6,277
Other long-term liabilities	10,043	8,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock - Authorized -	247	249
100,000,000 shares, $0.01 par value per share, issued and outstanding - 24,679,000 and 24,944,000 shares as of April 30, 2009 and April 30, 2010, respectively
Class B common stock - Authorized -	10	10
1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares
Accumulated other comprehensive (loss) income	3,828	(785)
Additional paid-in capital	279,444	281,899
Accumulated deficit	(217,219)	(231,077)
Total stockholders’ equity	66,310	50,296

	$750,962	$754,814

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2008	2009	2010

Revenues	$576,788	$551,937	$522,328

Operating expenses:
Cost of operations	383,437	371,200	347,460
General and administration	73,902	67,591	61,868
Depreciation and amortization	77,550	72,526	68,275
Goodwill impairment charge	—	55,286	—
Environmental remediation charge	—	4,356	335
Hardwick impairment and closing charges	1,400	—	—
Development project charges	534	355	—
	536,823	571,314	477,938
Operating income (loss)	39,965	(19,377)	44,390
Other expense/(income), net:
Interest income	(1,354)	(728)	(110)
Interest expense	42,859	39,767	54,380
Loss from equity method investments	6,077	2,157	2,691
Loss on debt modification	—	—	511
Other income	(2,678)	(792)	(849)
Other expense, net	44,904	40,404	56,623

Loss from continuing operations before income taxes and discontinued operations	(4,939)	(59,781)	(12,233)
Provision for income taxes	669	8,749	3,018

Loss from continuing operations before discontinued operations	(5,608)	(68,530)	(15,251)

Discontinued Operations:
Income (loss) from discontinued operations (net of income tax (provision) benefit of ($143), ($297) and $562)	(1,082)	442	213
Income (loss) on disposal of discontinued operations (net of income tax (provision) benefit of ($795), ($327) and $481)	(1,145)	63	1,180
Net loss applicable to common stockholders	$(7,835)	$(68,025)	$(13,858)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2008	2009	2010
Earnings Per Share:
Basic and diluted:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(0.22)	$(2.68)	$(0.59)
Income (loss) from discontinued operations, net	(0.04)	0.02	$0.01
Income (loss) on disposal of discontinued operations, net	(0.05)	—	$0.04

Net loss per common share applicable to common stockholders	$(0.31)	$(2.66)	$(0.54)

Basic and diluted weighted average common shares outstanding	25,382	25,584	25,731

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Class A		Class B
	Common		Common
	Stock		Stock
	# of	Par	# of	Par
	Shares	Value	Shares	Value
Balance, April 30, 2007	24,332	$243	988	$10
Cumulative effect of adoption of ASC 740-10-25-5 as of May 1, 2007	—	—	—	—
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	134	2	—	—
Stock-based compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Balance, April 30, 2008	24,466	245	988	10

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	213	2	—	—
Stock-based compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Balance, April 30, 2009	24,679	247	988	10

Issuance of Class A common stock from the exercise of stock options, vesting of restricted stock units and employee stock purchase plan	265	2	—	—
Stock-based compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Balance, April 30, 2010	24,944	$249	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Continued)

(In thousands)

			Accumulated
	Additional		Other	Total	Total
	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, April 30, 2007	$273,345	$(143,101)	$(1,001)	$129,496
Cumulative effect of adoption of ASC 740-10-25-5 as of May 1, 2007	—	1,742	—	1,742
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,468	—	—	1,470
Stock-based compensation expense	1,376	—	—	1,376
Net loss	—	(7,835)	—	(7,835)	$(7,835)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(1,567)	(1,567)	(1,567)
Total comprehensive loss	—	—	—	—	$(9,402)
Balance, April 30, 2008	276,189	(149,194)	(2,568)	124,682

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,576	—	—	1,578
Stock-based compensation expense	1,679	—	—	1,679
Net loss	—	(68,025)	—	(68,025)	$(68,025)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	6,396	6,396	6,396
Total comprehensive loss	—	—	—	—	$(61,629)
Balance, April 30, 2009	279,444	(217,219)	3,828	66,310

Issuance of Class A common stock from the exercise of stock options, vesting of restricted stock units and employee stock purchase plan	241	—	—	243
Stock-based compensation expense	2,242	—	—	2,242
Other	(28)	—	—	(28)
Net loss	—	(13,858)	—	(13,858)	$(13,858)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(4,613)	(4,613)	(4,613)
Total comprehensive loss	—	—	—	—	$(18,471)
Balance, April 30, 2010	$281,899	$(231,077)	$(785)	$50,296

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended April 30,
	2008	2009	2010
Cash Flows from Operating Activities:
Net loss	$(7,835)	$(68,025)	$(13,858)
(Income) loss from discontinued operations, net	1,082	(442)	(213)
(Income) loss on disposal of discontinued operations, net	1,145	(63)	(1,180)
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on sale of equipment	(387)	(352)	(1,325)
Depreciation and amortization	77,550	72,526	68,275
Depletion of landfill operating lease obligations	6,010	6,416	6,867
Interest accretion on landfill and environmental remediation liabilities	3,010	3,262	3,506
Goodwill impairment charge	—	55,286	—
Environmental remediation charge	—	4,356	335
Hardwick impairment and closing charges	1,400	—	—
Development project charges	534	355	—
Preferred stock dividend (included in interest expense)	1,038	—	—
Amortization of premium on senior subordinated notes	(625)	(675)	(727)
Amortization of discount on term loan and second lien notes	—	—	1,667
Maine Energy settlement	(2,142)	—	—
Loss from equity method investments	6,077	2,157	2,691
Loss on debt modification	—	—	511
Stock-based compensation	1,376	1,679	2,242
Excess tax benefit on the exercise of stock options	(103)	(162)	—
Deferred income taxes	(1,936)	8,436	3,031
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(1,476)	11,024	(10,467)
Accounts payable	(470)	(17,117)	5,516
Restricted cash liquidation	—	13,974	—
Prepaid expenses, inventories and other assets	60	2,919	2,905
Accrued expenses and other liabilities	(13,264)	(19,675)	(510)
	76,652	144,409	84,517
Net Cash Provided by Operating Activities	71,044	75,879	69,266

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(11,881)	(2,394)	(864)
Additions to property, plant and equipment - growth	(18,950)	(10,570)	(4,346)
- maintenance	(54,224)	(47,166)	(50,004)
Payments on landfill operating lease contracts	(7,143)	(5,102)	(13,737)
Proceeds from sale of equipment	2,634	1,514	4,434
Investment in unconsolidated entities	(156)	(2,530)	(49)
Net Cash Used In Investing Activities	(89,720)	(66,248)	(64,566)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	301,200	127,600	492,344
Principal payments on long-term debt	(223,067)	(142,003)	(486,322)
Payment of financing costs	(554)	(348)	(14,089)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—	—
Proceeds from exercise of stock options	1,367	1,462	260
Excess tax benefit on the exercise of stock options	103	162	—
Net Cash (Used in) Provided by Financing Activities	3,993	(13,127)	(7,807)

Discontinued Operations:
Net Cash Provided by Operating Activities	157	956	471
Net Cash Provided by Investing Activities	4,974	1,564	2,833
Cash Provided by Discontinued Operations	5,131	2,520	3,304

Net increase in cash and cash equivalents	(9,552)	(976)	197
Cash and cash equivalents, beginning of period	12,366	2,814	1,838

Cash and cash equivalents, end of period	$2,814	$1,838	$2,035

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Twelve Months Ended April 30,
	2008	2009	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$40,792	$40,623	$44,105
Income taxes, net of refunds	$1,426	$332	$234

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$12,305	$2,466	$1,558
Cash paid, net	(11,881)	$(2,394)	$(864)

Notes payable, liabilities assumed and holdbacks to sellers	$424	$72	$694

Property, plant and equipment acquired through lease obligations	$3,612	$14,115	$404

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. (the “Company” or the “Parent”) together with its subsidiaries is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. The Company markets recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at its facilities, as well as recyclables purchased from third parties. The Company also generates and sells electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”).

A summary of the Company’s significant accounting policies follows:

(a)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Landfill Development Costs

The Company estimates the total cost to develop each of its landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs. The interest capitalization rate is based in part on the Company’s borrowing rate under its Senior Secured Revolving Credit Facility. Interest capitalized for the years ended April 30, 2008, 2009 and 2010 was $1,304, $230 and $349, respectively.

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to income based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.

The Company applies the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

Remaining Permitted Airspace  The Company’s engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at its landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

Expansion Airspace  The Company includes currently unpermitted expansion airspace in its estimate of remaining permitted and expansion airspace in certain circumstances. To be considered expansion airspace all of the following criteria must be met:

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

For unpermitted airspace to be initially included in the Company’s estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by the Company’s engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When the Company includes the expansion airspace in its calculation of remaining permitted and expansion airspace, it also includes the projected costs for development, as well as the projected asset retirement cost related to capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

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

The following is a description of the Company’s asset retirement activities:

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

The Company’s estimates of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (3.0% and 2.8%) for fiscal years 2009 and 2010, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at April 30, 2010 is between 9.3% and 11.5%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in fiscal year 2004. Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, the Company accretes its capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense amounted to $3,010, $3,208 and $3,281 in fiscal years 2008, 2009 and 2010, respectively.

The Company provides for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

The Company operates in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2009 and 2010 totaled $112,703 and $113,387, respectively. Letters of credit securing closure and post-closure obligations at April 30, 2009 and 2010 totaled $1,752 and $1,752, respectively. See Note 4 to the Consolidated Financial Statements for amounts related to restricted cash.

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

In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future minimum lease payments is amortized and charged to cost of operations over the life of the contract. The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement.

Environmental Remediation Liabilities

The Company has recorded environmental liabilities representing the Company’s estimate of the most likely outcome of the matters for which the Company has determined liability is probable. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company estimates costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where the Company believes that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, the Company inflates the cost in current dollars until the expected time of payment and discounts the cost to present value.

Goodwill and Other Intangibles

The Company does not amortize goodwill.  The Company annually assesses goodwill impairment at the end of the fourth quarter of the Company’s fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which the Company has determined to be its geographic operating segments and FCR Recycling, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. The Company tests goodwill at this reporting unit level because the business is managed and reported at this level. If the fair value is less than its carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

To determine the fair value of each of the Company’s reporting units as a whole the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s discounted cash flow analyses are based on financial forecasts developed internally by management. The Company’s discount rate assumptions are based on an assessment of the Company’s risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of the Company’s determined fair values of the Company’s reporting units, the Company evaluates its results against its current market capitalization.

In addition, the Company would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

•      A significant adverse change in legal status or in the business climate,

•      An adverse action or assessment by a regulator,

•      A more likely than not expectation that a segment or a significant portion thereof will be sold, or

•      The testing for recoverability of a significant asset group within the segment.

In connection with its annual fair value test of goodwill, performed at the end of the fourth quarter of fiscal year 2009, the Company’s step one analysis indicated that the fair value of its Eastern region reporting segment was less than its carrying value and proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region reporting segment to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result, the Company recognized a non-cash, pre-tax charge of $55,286, in the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region reporting segment goodwill. See Note 6 to the Consolidated Financial Statements for further details.

Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at each fiscal year end. See Note 6 to the Consolidated Financial Statements.

Recovery of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of such assets might warrant revision or that the balances may not be recoverable. Estimating future cash flows requires significant judgment about factors such as general economic condition, and projected growth, and our estimates often vary from the cash flows eventually realized. If undiscounted cash flows are insufficient to recover the net book value of long-term assets including amortizable intangible assets, further analysis is performed in order to determine the amount of the impairment. In such circumstances an impairment loss would be recorded equal to the amount by which the net book value of the assets exceeds fair value. Fair value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Bad Debt Allowance

Estimates are used in determining the Company’s allowance for bad debts and are based on its historical collection experience, current trends, credit policy and a review of its accounts receivable by aging category. The Company’s reserve is evaluated and revised on a monthly basis.

Self-Insurance Liabilities and Related Costs

The Company is self insured for vehicles and workers’ compensation. The Company’s maximum exposure in fiscal 2010 under the workers’ compensation plan is $1,000 per individual event, after which reinsurance takes effect. The Company’s maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in the Company’s consolidated balance sheet as an accrued liability. The Company uses a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s self insurance reserves totaled $11,181 and $12,647 at April 30, 2009 and 2010, respectively. The Company’s estimated accruals for these liabilities could be significantly different than its ultimate obligations if variables such as the frequency or severity of future events differ significantly from its assumptions.

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

The Company accounts for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions.  The Company recognizes interest and penalties relating to income tax matters as a component of income tax expense. For additional information see Note 15.

Loss Contingencies

The Company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. The Company determines whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. The Company analyzes its litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. The Company accrues for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, the Company will disclose the potential range of the loss, if estimable. The Company records losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  Stock-based compensation expense is based on the number of awards ultimately expected to vest and is therefore reduced for an estimate of the awards that are expected to be forfeited prior to vesting.

Consistent with prior years, the Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

(c)           Revenue Recognition

The Company recognizes collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Revenues from the sale of electricity to utilities by the Company’s waste-to-energy facility are recorded at the contract rate specified by its power purchase agreement as the electricity is delivered. Contractual rental payments associated with power purchase agreements accounted for as embedded operating leases are recognized on a straight-line basis over the life of the power purchase agreement.

Revenues from the sale of recycled materials are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third parties and are included as a reduction of revenues. Revenues for processing of recyclable materials are recognized when the related service is provided. Revenues from the brokerage of recycled materials are recognized on a net basis at the time of shipment.

(d)           Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these instruments approximate their respective fair values based on their short term nature. At April 30, 2009 and 2010, the fair market value of the Company’s fixed rate debt, based on publicly quoted trading pricing, was approximately $166,481 and $388,050, respectively.  At April 30, 2009 and 2010, the fair market value of the Company’s senior secured credit facility which includes the revolving credit facility and term B loan was approximately $310,788 and $164,709, respectively.  The fair value of the Company’s term B loan is based on quote yields provided to qualified investors while the carrying value of the revolving credit facility is considered to be representative of its fair value.  See Note 9 for the terms and carrying values of the Company’s various debt instruments. See Note 1(k) regarding derivative instruments.

(e)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)            Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $3,114 and $3,604 at April 30, 2009 and 2010, respectively.

(g)           Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows. See Note 5 to the Consolidated Financial Statements.

Asset Classification	Estimated Useful Life
Buildings	25-30 years
Machinery and equipment	5-10 years
Rolling stock	5-10 years
Containers	5-12 years
Furniture and Fixtures	3-8 years

Building improvements are amortized over a 10 year period or the remaining life of the building, whichever is shorter. Machinery and equipment includes landfill equipment, balers and shredders with useful lives ranging from eight to ten years and maintenance equipment with useful lives ranging from five to 10 years. Rolling stock includes collection vehicles, trailers and automobiles with useful lives ranging from five to ten years. Containers include steel containers in a variety of sizes generally ranging from two to 40 cubic yards with estimated useful lives of ten to 12 years. Containers also include residential carts and recycling bins with useful lives of five to 10 years. The cost of maintenance and repairs is charged to operations as incurred.

(h)           Investments in Unconsolidated Entities

The Company entered into an agreement in July 2000 with the Louisiana-Pacific Corporation (“LP”) to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) under a joint venture agreement effective August 1, 2000. The Company’s investment in GreenFiber amounted to $26,723 and $25,840 at April 30, 2009 and 2010, respectively.

On August 15, 2008, the Company made a $2,500 equity contribution to GreenFiber to support a refinancing of GreenFiber’s existing revolving credit facility. LP made the same equity contribution resulting in no change to the Company’s ownership in GreenFiber. The Company will continue to account for its 50% ownership in GreenFiber using the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2009	April 30, 2010
Current assets	$22,326	$16,969
Noncurrent assets	63,529	56,770
Current liabilities	14,576	11,553
Noncurrent liabilities	$16,324	$9,625

	Fiscal Year Ended April 30,
	2008	2009	2010
Revenue	$151,635	$129,810	$102,785
Gross profit	24,335	24,619	23,010
Net (loss) income	$(8,103)	$(4,315)	$(5,380)

In January 2006, the Company acquired an interest in the common stock of RecycleBank, LLC (“RecycleBank”), a company that markets an incentive-based recycling service, for total consideration of $3,000. During fiscal year 2007, RecycleBank borrowed $2,000 from the Company under a convertible loan agreement. In accordance with the terms of the agreement, the Company converted this note to equity thereby increasing the Company’s investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing the Company’s total common stock ownership interest to 20.5% at April 30, 2007. In April 2008 and November 2009, RecycleBank completed equity offerings to third party investors that have reduced the Company’s common share interest to 10.6%. As a result of an internal reorganization by RecycleBank, the Company’s investment is now held in RecycleRewards, Inc. (“RecycleRewards”), the parent entity of RecycleBank. The Company’s investment in RecycleRewards amounted to $4,416 and $4,465 at April 30, 2009 and 2010, respectively. Effective April 2008, the Company accounts for its investment in RecycleRewards under the cost method of accounting. Prior to April 2008, the Company accounted for this investment under the equity method of accounting. The Company recognized equity losses associated with its investment in RecycleRewards amounting to $2,025 in fiscal year 2008.

In April 2003, the Company acquired a 9.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to the Company, for total consideration of $5,329. In December 2003, the Company acquired an additional 9.9% interest in Evergreen for total consideration of $5,306. The Company’s investment in Evergreen amounted to $10,657 at April 30, 2009 and 2010. The Company accounts for its investment in Evergreen under the cost method of accounting.

(i)            Comprehensive Loss

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying balance sheets consists of changes in the fair value of the Company’s interest rate derivative and commodity hedge agreements, marketable securities as well as the Company’s portion of the changes in the fair value of GreenFiber’s commodity hedge agreements.

Other comprehensive (loss) income for the fiscal years ended April 30, 2008, 2009 and 2010 are shown as follows:

	Fiscal Year Ended April 30,
	2008			2009			2010
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
Changes in fair value of marketable securities during the period	$228	$80	$148	$(26)	$(10)	$(16)	$32	$—	$32
Reclassification to earnings for marketable securities	—	—	—	(208)	(73)	(135)	—	—	—
Change in fair value of interest rate derivatives and commodity hedges during period	(5,772)	(2,325)	(3,447)	10,150	4,087	6,063	(3,773)	(523)	(3,250)
Reclassification to earnings for interest rate derivative ineffectiveness	—	—	—	963	386	577	—	—	—
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	2,896	1,164	1,732	(138)	(45)	(93)	(2,335)	(940)	(1,395)
	$(2,648)	$(1,081)	$(1,567)	$10,741	$4,345	$6,396	$(6,076)	$(1,463)	$(4,613)

The components of accumulated comprehensive (loss) income for the fiscal years ended April 30, 2009 and 2010 are shown as follows:

	April 30, 2009			April 30, 2010
	Gross	Tax	Net	Gross	Tax	Net
Interest Rate Derivatives	$(28)	$11	$(17)	$—	$—	$—
Commodity Hedge Contracts	6,448	(2,597)	3,851	312	(1,122)	(810)
Marketable Securities	(11)	5	(6)	20	5	25
Accumulated other comprehensive (loss) income	$6,409	$(2,581)	$3,828	$332	$(1,117)	$(785)

(j)            Earnings per Share

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

(k)           Accounting for Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with derivatives and hedging accounting guidance that establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The guidance also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility and changes in the commodity prices of recycled paper.

The Company’s past strategy to hedge against fluctuations in variable interest rates involved entering into interest rate derivative agreements to balance fixed and floating rate interest risk in accordance with management’s criteria. The Company had outstanding derivative agreements at April 30, 2009 for a total notional value of $165.0 million which required the Company to pay interest based on changes in LIBOR and receive interest at a fixed rate of approximately 4.55%. The Company’s derivative agreements matured in May 2009 and the Company has not entered into any new agreements.

For those interest rate derivatives deemed to be effective cash flow hedges, the changes in fair value were recorded in stockholders’ equity as components of accumulated other comprehensive loss (income).

During the fourth quarter of fiscal year 2009, the Company chose to renew certain variable rate borrowings against which specific derivative contracts were designated against as cash flow hedges at terms that differed from the underlying derivative contracts. Pursuant to derivatives and hedging accounting guidance, the Company deemed these derivative contracts to be ineffective as cash flow hedges. The ineffective portion of the change in fair value as of April 30, 2009 was recorded in interest expense in the Company’s fiscal year 2009 consolidated statements of operations and amounted to $963.

The Company’s strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  At April 30, 2010, the Company was party to seven commodity hedge contracts for old corrugated cardboard (“OCC”) and ten commodity hedge contracts for old newsprint (“ONP”) as follows:

Inception Date Range	Commodity Type	Contract Date Range	Monthly Notional Ton Range	Fixed Price Per Ton Received Range
December 2007 - March 2010	OCC	April 2008 - June 2011	75 - 750	$85 - $127
June 2007 - March 2010	ONP	June 2007 - December 2011	350 - 1500	$85 - $127

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross carrying value of the Company’s commodity hedges was $925 at April 30, 2010 with $527 recorded in other current assets and $398 recorded in other non-current assets in the Company’s consolidated balance sheets.  The Company has evaluated these hedges and believes that these instruments qualify for hedge accounting pursuant to derivatives and hedging guidance; therefore, the changes in fair value have been recorded in stockholders’ equity as components of accumulated other comprehensive (loss) income.

(l)            Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and cash equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. For the years ended April 30, 2009 and 2010, no single group or customer represents greater than 1.95% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits and monitoring procedures. The Company may also use credit insurance from time to time. The Company performs credit evaluations for commercial and industrial customers and performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact the Company enters into interest rate derivative and commodity price hedge agreements with various counterparties. However, the Company monitors its derivative positions by regularly evaluating positions and the creditworthiness of the counterparties.

2.             NEW ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

Fair Value Measurements and Disclosures

In February 2008, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance to allow reporting entities to defer for one year the effective date of previously issued guidance as it relates to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This additional guidance does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  Effective May 1, 2009, the Company adopted the fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Derivatives and Hedging Disclosures

In March 2008, the FASB issued guidance which amends and expands the disclosure requirements for derivative instruments and hedging activities. This guidance requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this guidance on May 1, 2009.  As this guidance relates specifically to disclosures, the adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance addresses the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarter ended July 31, 2009.  The Company evaluated subsequent events through the date the accompanying financial statements were available to be filed.

New Accounting Pronouncements Pending Adoption

Variable Interest Entities

In June 2009, the FASB issued guidance for determining whether an entity is a variable interest entity (“VIE”), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  This guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe the impact of adopting this guidance will have a material effect on the Company’s consolidated financial position or results of operations.

3.             BUSINESS COMBINATIONS

As disclosed in Note 2, the Company adopted new guidance on accounting for business combinations on May 1, 2009.  Assets and liabilities that arose from business combinations that preceded the application of this guidance were not adjusted upon application of the new standard.

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

In fiscal year 2009 the company acquired three solid waste hauling operations in exchange for $2,394 in cash consideration.  In fiscal year 2010 the Company acquired two solid waste hauling operations in exchange for $864 in cash and $694 in notes payable to seller and liabilities assumed.  The note payable to seller is contingent upon the recognition of revenue associated with the acquired the business which the Company has assessed as probable.  Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non compete covenants. These are to be amortized over a five year period from the date of acquisition. In addition to these purchase transactions, in fiscal year 2008, the Company made a final earnout payment of $11,136 to the members of Blue Mountain Recycling, LLC which was acquired in fiscal year 2006. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2009	2010
Property, plant and equipment	$596	$548
Goodwill	1,508	85
Intangible assets	281	925
Current assets	81	—
Current liabilities	(72)	(46)
Other non-current liabilities	—	—
Total	$2,394	$1,512

The following unaudited pro forma combined information shows the results of the Company’s continuing operations for the fiscal years ended April 30, 2009 and 2010 as though each of the acquisitions completed in the fiscal years ended April 30, 2009 and 2010 had occurred as of May 1, 2008.

	Fiscal Year Ended April 30,
	2009	2010
Revenue	$554,199	$523,472
Operating income (loss)	(18,947)	44,574
Net loss	(67,921)	(13,822)
Diluted net loss per common share	$(2.65)	$(0.54)
Weighted average diluted shares outstanding	25,584	25,731

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

4.             RESTRICTED CASH / RESTRICTED ASSETS

Restricted cash / restricted assets consists of cash and investments held in trust on deposit with various banks as collateral for the Company’s obligations relative to its landfill capping, closure and post-closure costs and other facilities’ closure costs.  Restricted cash / restricted assets at April 30, 2009 also consisted of cash held in trust with a bank as collateral for the Company’s financial obligations relative to its self insurance claims liability.  Cash is also restricted by specific agreement for facilities’ maintenance and other purposes. A summary of restricted cash / restricted assets is as follows:

	April 30,
	2009	2010
Current:
Landfill closure	$76	$76
Insurance	432	—
Total	$508	$76

Non Current:
Landfill closure	$127	$228
Total	$127	$228

5.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2009 and 2010 consist of the following:

	April 30,
	2009	2010
Land	$20,238	$20,471
Landfills	363,108	391,517
Landfill operating lease contracts	77,096	90,833
Buildings and improvements	124,489	126,277
Machinery and equipment	246,380	252,894
Rolling stock	137,584	128,495
Containers	61,902	64,589
	1,030,797	1,075,076
Less: accumulated depreciation and amortization	544,446	595,023
	$486,351	$480,053

Depreciation expense for the fiscal years ended April 30, 2008, 2009 and 2010 was $41,781, $42,150 and $42,486, respectively. Landfill amortization expense for the fiscal years ended April 30, 2008, 2009 and 2010 was $35,120, $29,725 and $24,906, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2008, 2009 and 2010 was $6,010, $6,416 and $6,867, respectively and was recorded in cost of operations.

6.             INTANGIBLE ASSETS AND GOODWILL

Intangible assets at April 30, 2009 and 2010 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Patents	Total
Balance, April 30, 2009
Intangible assets	$14,125	$1,597	$920	$424		$17,066
Less accumulated amortization	(13,308)	(817)	(235)	(71)	—	(14,431)
	$817	$780	$685	$353	$—	$2,635

Balance, April 30, 2010
Intangible assets	$14,488	$2,177	$920	$424	$250	$18,259
Less accumulated amortization	(13,666)	(922)	(302)	(111)	(173)	(15,174)
	$822	$1,255	$618	$313	$77	$3,085

Intangible amortization expense for the fiscal years ended April 30, 2008, 2009 and 2010 was $648, $651 and $883, respectively. The intangible amortization expense estimated as of April 30, 2010, for the five fiscal years and thereafter following the fiscal year ended April 30, 2010 is as follows:

2011	2012	2013	2014	2015	Thereafter
$592	$511	$449	$401	$350	$782

The following table shows the activity and balances related to goodwill from April 30, 2008 through April 30, 2010:

	April 30, 2008	Acquisitions	Other (1)	Impairment charge	April 30, 2009
Eastern region	$55,300	$19	$(33)	$(55,286)	$—
Central region	31,960	1,294	(303)	—	32,951
Western region	54,804	195	303	—	55,302
FCR Recycling	37,652	—	(196)	—	37,456
Total	$179,716	$1,508	$(229)	$(55,286)	$125,709

	April 30, 2009	Acquisitions	Other	Impairment charge	April 30, 2010
Eastern region	$—	$38	$—	$—	$38
Central region	32,951	47	(2)	—	32,996
Western region	55,302	—	—	—	55,302
FCR Recycling	37,456	—	—	—	37,456
Total	$125,709	$85	$(2)	$—	$125,792

(1)           Consists primarily of a decrease in state tax valuation allowances related to goodwill acquired as part of the KTI, Inc., acquisition as well as the realignment of a division between the Central and Western regions.

The Company performs its annual assessment of goodwill impairment at the end of the fourth quarter of the fiscal year. The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.

In the Step 1 testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which the Company determined to be its four operating regions (Eastern, Western, Central and FCR Recycling).  The estimated fair value of each reporting unit is compared with the carrying value of the net assets assigned to each reporting unit. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization (based on the Company’s stock price) plus an estimated control premium. The discounted cash flow method is used to measure the fair value of the Company’s equity under the income approach for each reporting unit. Determining the fair value using a discounted cash flow method requires the Company to make significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. The Company’s estimates are based upon historical experience, current market trends, projected future volumes and other information. The Company believes that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value are discounted at a risk adjusted discount rate to determine the fair value of the reporting unit.

In fiscal year 2009, the Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity for the Eastern reporting unit, thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test. The reasons for this outcome were the continued deterioration of the equity and credit markets and the economy and their related impact on (i) the Company’s projected near term cash flows, due to lower projected landfill volumes and commodity pricing and (ii) an increase in the Company’s risk adjusted discount rate. Holding all other assumptions constant at the test date, a 1.0% increase in the risk adjusted discount rate, applicable to each reporting unit, would have reduced aggregate cash flows by 11.3%.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company estimates the fair value of several tangible and intangible assets during the process that are valued during this process. Intangible assets included landfill air rights, customer relationships and trade names. For intangible assets, the Company selects an income approach to value the air rights, customer relationships, and trade names. The landfill air rights and customer relationships are valued using the multi-period excess earnings method under the income approach, which estimates the fair value of the asset by discounting the future projected earnings of the asset to present value as of the valuation date. The trade names were valued using a relief from royalty method.

The Step 2 test performed as of April 30, 2009 resulted in the impairment of goodwill in an amount equal to its carrying value of $55,286.  As a result the Company recognized a non-cash pre-tax charge of $55,286 for the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill. The Company also performed a sensitivity analysis on certain key assumptions in the Step 2 test. Changes in the underlying assumptions were not deemed to have a material impact on the conclusion.

The goodwill impairment analysis performed for fiscal year 2010 did not result in an impairment charge.

7.             ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. The Company estimates its future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1(b) to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended April 30,
	2009	2010
Beginning balance, May 1	$42,129	$41,890
Obligations incurred	4,483	4,016
Revisions in estimates (1)	(181)	(2,437)
Accretion expense	3,208	3,280
Payments	(7,749)	(6,747)
Balance, April 30	$41,890	$40,002

(1)                                  The revision in estimates for capping, closure and post-closure for the years ended April 30, 2009 and 2010 consist of changes in cost estimates and timing of capping and closure events as well as changes to expansion airspace and tonnage placement assumptions.

8.             OTHER ACCRUED LIABILITIES

Other accrued liabilities, classified as current liabilities, at April 30, 2009 and 2010 consist of the following:

	April 30,
	2009	2010
Self insurance reserve—current portion	$9,593	$11,058
Other accrued liabilities	12,744	11,304
Total other accrued liabilities	$22,337	$22,362

9.             LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases as of April 30, 2009 and 2010 consist of the following:

	April 30, 2009	April 30, 2010
Senior subordinated notes, due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed by the Company’s significant wholly-owned subsidiaries (including unamortized premium of $3,045 and $2,318)	$198,045	$197,317
Senior second lien notes, due July 15, 2014, 11.00%, interest payable semiannually, secured by second priority lien on substantially all of the assets of the Company and the Company’s significant wholly-owned subsidiaries (including unamortized discount of $0 and $4,393)	—	175,607
Senior secured revolving credit facility (the “old revolver”), which provided for advances or letters of credit of up to $350,000, due April 28, 2010. This loan was secured by substantially all of the assets of the Company	150,500	—
Senior secured revolving credit facility (the “new revolver”), which provides for advances or letters of credit of up to $177,500, due December 31, 2012, bearing interest at LIBOR plus 4.25%, (approximately 4.48% at April 30, 2010 based on one month LIBOR). This loan is secured by substantially all of the assets of the Company	—	35,200
Senior secured term B loan (the “old term loan”) due April 28, 2010	173,200	—
Senior secured term B loan (the “new term loan”) due April 9, 2014, bearing interest at LIBOR plus 5.00% with a LIBOR floor of 2.00% (7.00% at April 30, 2010) with principal payments of $325 per quarter, beginning in September 2009 with the remaining principal balance due at maturity (including unamortized discount of $0 and $6,109)(1)	—	122,916
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005, dated December 1, 2005, bearing interest at BMA Index (approximately 0.35% at April 30, 2010) enhanced by an irrevocable, transferable direct-pay letter of credit (4.375% at April 30, 2010). Due January 1, 2025	25,000	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 0% - 6.50%, due in monthly or annual installments varying to $78, maturing January 2011 through July 2013	846	835
Capital leases for facilities and equipment, bearing interest rates of 4.50% - 4.72%, due in monthly installments varying to $10, expiring March 2011 through January 2015	1,272	1,255
	548,863	558,130
Less—current maturities	1,718	2,000
	$547,145	$556,130

(1)  As described below, if the Company fails to refinance the Company’s 9.75% Senior Subordinated Notes due February 2013 on or before October 31, 2012, the maturity date for the New Term Loan shall be December 31, 2012.

On January 24, 2003, the Company issued $150,000 of 9.75% senior subordinated notes (the “Senior Subordinated Notes”), due 2013. The indenture governing the Senior Subordinated Notes contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries.

On February 2, 2004, the Company issued an additional $45,000 of Senior Subordinated Notes. The Senior Subordinated Notes were issued at a premium of $6,075, which will be amortized over the life of the Senior Subordinated Notes. Premium amortization of $625, $675 and $727 was recorded to interest expense in fiscal 2008, 2009 and 2010, respectively, using the effective interest rate method.

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

The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If the Company fails to refinance the Company’s Subordinated Notes on or before October 31, 2012, the maturity date for the New Term Loan shall be December 31, 2012. The Company has the right to request an increase of the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in its discretion, subject to certain conditions of the Senior Secured Credit Facility.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants that limit the Company’s activities including covenants that forbid the payment of dividends on common stock.  As of April 30, 2010, these covenants restricted capital expenditures to $55,000 for fiscal year 2010, set a minimum interest coverage ratio of 1.85, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.75 and a maximum senior funded debt to consolidated EBITDA ratio of 3.90.

Further advances were available under the New Revolver in the amount of $92,293 as of April 30, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $50,007 as of January 31, 2010, at which date no amount had been drawn.

The Second Lien Notes were issued at an original issue price of 97.2% of the principal amount.  The Second Lien Notes pay interest on a semi-annual basis and are due on July 15, 2014.

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

On May 27, 2010, the Company entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.

As amended, the Senior Secured Credit Facility permits the Company to use net proceeds of up to $150.0 million from equity offerings to repurchase the Senior Subordinated Notes or the outstanding Second Lien Notes, subject to the restrictions as described in the amendment.  The Company is also permitted to use up to $50.0 million of borrowings under the Senior Secured Credit Facility to repurchase the Senior Subordinated Notes, subject to the restrictions as described in the amendment.

The Company has historically entered into interest rate derivative agreements to balance fixed and floating rate interest risk in accordance with management’s criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt.  The Company was party to no such agreements at April 30, 2010.

In accordance with derivatives and hedging accounting guidance, for those interest rate derivatives deemed to be effective cash flow hedges, the changes in fair value have been recorded in stockholders’ equity as components of accumulated other comprehensive (loss) income. Ineffective portions of the changes in fair value as of April 30, 2009 were recorded in interest expense in the Company’s consolidated statements of operations and amounted to $963.

As of April 30, 2010, debt and capital leases mature as follows:

Fiscal Year Ended April 30,
2011	$2,000
2012	1,892
2013 (1)	234,368
2014 (2)	119,137
2015 (3)	175,733
Thereafter	25,000
$558,130

(1)           Includes unamortized premium of $2,318. Assumes that the Company refinances its Senior Subordinated Notes on or before October 31, 2012.

(2)           Includes unamortized discount of $6,109.

(3)           Includes unamortized discount of $4,393.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include restricted assets (as described in more detail in Note 4 to the Consolidated Financial Statements) and derivative instruments.  The Company’s derivative instruments include commodity hedges.  As of April 30, 2010, the Company had no interest rate derivatives.  The Company uses commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

The Company uses valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s financial assets and liabilities, the Company relies on market data or assumptions that the Company believes market participants would use in pricing an asset or liability.

As of April 30, 2010, the Company’s assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$228	$—	$—

Liabilities:
Commodity derivatives	$—	$55	$—

During the fiscal year ended April 30, 2010 there were no nonrecurring fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

11.          COMMITMENTS AND CONTINGENCIES

(a)           Leases

The following is a schedule of future minimum operating lease and finance lease obligation payments, together with the present value of the net minimum lease payments under finance lease obligations, as of April 30, 2010:

	Operating Leases	Financing Lease Obligations
Fiscal Year Ended April 30,
2011	$12,457	$2,322
2012	11,325	2,322
2013	9,991	2,322
2014	28,319	2,322
2015	8,779	4,988
Thereafter	131,486	1,098
Total minimum lease payments	$202,357	15,374
Less—amount representing interest		3,093
		12,281
Less—current maturities of finance lease obligations		1,449
Present value of long term finance lease obligations		$10,832

The Company leases real estate and equipment under leases that qualify for treatment as capital leases. On July 31, 2008, the Company completed a financing transaction for the construction of two single stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company. The financing has a seven year term at a fixed rate of interest (approximately 7.1%). The assets related to these obligations in the amount of $14,115 have been capitalized and are included in property and equipment at April 30, 2009 and 2010. Depreciation expense associated with these assets amounted to $505 and $1,368 for fiscal years ended April 30, 2009 and 2010, respectively.

The Company leases operating facilities and equipment under operating leases with monthly payments varying to $44. Future minimum lease payments under these operating leases include the effect of escalation clauses, lease concessions and capital project funding, as applicable. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $6,070, $8,038 and $7,440 in fiscal years ended April 30, 2008, 2009 and 2010, respectively.

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

In addition to up-front or one-time payments, the landfill operating agreements require the Company to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments is amortized and charged to cost of operations over the life of the contract. The Company amortizes the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $6,010, $6,416 and $6,867 in fiscal years ended April 30, 2008, 2009 and 2010, respectively.

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

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  The trial of the consolidated actions has been set for January 2011.

On December 12, 2008, the New Hampshire Department of Environmental Services (“NHDES”) denied a request by NCES to modify its standard permit to develop approximately eight years of capacity within the bounds of the 51-acre area.  NCES revised and resubmitted its request, and the NHDES denied the revised request on March 25, 2009.  NCES appealed each of these denials to the New Hampshire Waste Management Council.  NCES obtained a stay of both appeals pending the outcome of the action for declaratory and injunctive relief described below.

NCES filed a petition for declaratory and injunctive relief with the Superior Court on February 10, 2009 related to the NHDES’s December 12, 2008 denial.  NCES amended this petition following NHDES’s March 25, 2009 denial.  In its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the New Hampshire Superior Court’s declarations.  On June 11, 2009, the Superior Court denied NCES’s request for a preliminary injunction and also denied NHDES’s request to dismiss the petition.  Subsequently, NCES filed a motion for partial summary judgment on two of its claims for declaratory relief and NHDES filed a cross-motion for partial summary judgment.  In October 2009, NCES agreed to the dismissal of one of its claims without prejudice, and moved successfully — with NHDES’s concurrence — to stay the litigation so that NHDES may consider the results of certain remedial work NCES undertook during the 2009 construction season.  NCES sought the stay because the outcome of this review by NHDES could affect the scope of the litigation.

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.  NHDES has found the application to be complete.  By law, NHDES must render a decision on the application by August 27, 2010.  A favorable decision on the application could render some or all of the pending litigation against NHDES moot.

In the event that the Company is unsuccessful obtaining the permit amendment, the Company will assess the need for a potential landfill impairment charge (the carrying value of the NCES landfill assets as of April 30, 2010 was approximately $6,659). The Company would also assess the need for additional closure and post-closure charges.

New York Department of Labor Prevailing Wage Dispute

The Company has been involved in an inquiry by the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by the Company at certain landfill sites operated by the Company in New York State that are owned by municipalities (Chemung, Ontario and Clinton Counties). On August 21, 2009, the DOL issued a letter opinion with regard to cell construction and capping work and other activities at these landfills, concluding that:  (1) the construction activity necessary for the recovery, use and sale of gases created by the landfill is not a public work project to which the Prevailing Wage Law applies; (2) cell construction and capping activities are public work where that work takes place on publicly owned lands in the furtherance of the operation of a publicly accessible landfill facility; (3) construction on lands acquired by Casella which adjoin a County-owned landfill are akin to a privately owned and operated landfill and would not be subject to the Prevailing Wage Law.  The Company has negotiated a settlement with the DOL to resolve this matter, which requires the payment of increased wages and benefits to employees of Rifenburg Construction, Inc. and Casella Construction, Inc., in an aggregate amount of $477.  No penalties or interest are required.  These amounts were accrued and capitalized as part of the related landfill asset, and will be amortized prospectively over the remaining life of the landfill as tons of waste are placed at each landfill site.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting the Company’s subsidiary, Southbridge Recycling and Disposal Park, Inc. (“SRD”), a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows SRD, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH, its individual members and SRD. On August 21, 2008, SRD reached a settlement with the Sturbridge BOH, pursuant to which SRD agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $50. The Sturbridge BOH Appeal withdrew as a party to the Appeal on August 22, 2008.

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing.  Plaintiffs appealed that decision, and the Company and the Sturbridge BOH have filed a joint motion to dismiss contending that the appeal was filed late and is subject to dismissal as a matter of law. While it is too early to assess the outcome of the appellate action, SRD will continue to aggressively defend the appellate action.

In July 2008, SRD filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow SRD to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued the final permit granting the minor modification to SRD’s existing operating permit.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), have filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  NCES denies these allegations, and intends to vigorously defend against these claims.  The Company does not believe that this matter will have a material adverse effect on the Company’s business, financial condition or results of operations or cash flows.

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

(c)           Environmental Liability

The Company is subject to liability for remediation of contaminated sites and related environmental damage, including personal injury and property damage, that its solid waste, management and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arrange or arranged to transport, treat or dispose of those materials.

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012.  WSI is jointly and severally liable for the total cost to remediate but expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, the Company recorded an environmental remediation charge of $2,823 in third quarter of fiscal 2009.  In the fourth quarter of fiscal year 2009, the Company recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  In the fourth quarter of fiscal year 2010, the Company recognized an additional charge of $335 based on changes in the expected timing of cash outflows.  Such charges could be significantly higher if costs exceed estimates, one or more of the other responsible parties are not able to meet their obligation, or one or more of the other responsible parties declared bankruptcy.  The Company inflates the cost in current dollars until the expected time of payment and discounts the cost to present value using an appropriate discount rate (3.12% in fiscal year 2010).  As of April 30, 2009 and April 30, 2010, the Company has recorded $4,018 and $4,551, respectively, related to this liability including the recognition of $55 and $226 of accretion expense in the fiscal years ended April 30, 2009 and April 30, 2010, respectively.

The payments the Company expects to make for each of the five succeeding years and the aggregate amount thereafter are as follows:

Fiscal Year Ended April 30,
2011	$135
2012	2,868
2013	777
2014	27
2015	42
Thereafter	750
Total	$4,599

A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the statements of financial position is as follows:

Reconciliation of Undiscounted Amount to Liability
Undiscounted Liability	$4,599
Less Discount	(48)
Liability Balance—April 30, 2010	$4,551

Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not presently aware of any other situations that it expects would have a material adverse impact on its business, financial condition, results of operations or cash flows.

(d)                                 Employment Contracts

The Company has entered into employment contracts with three of its senior officers. Contracts are dated June 18, 2001, January 8, 2008 and January 9, 2008. Each contract has an initial three year term and a covenant not to compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $986. In the event of a change in control of the Company, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. The Company also has other employment contracts or arrangements with employees who are not senior officers.

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

12.                               PREFERRED STOCK

The Company is authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2009 and 2010, the Company had zero shares issued. The Company previously redeemed 56 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) on August 11, 2007.

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

The Series A Preferred Stock was redeemed effective August 11, 2007 in the amount of $75,056, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. As a result of the redemption, the rights of the holders of Series A Preferred Stock to receive cumulative dividends at a rate of 5%, compounded quarterly from the issuance date of August 11, 2000, and to elect one director to the Company’s Board of Directors, among other rights, terminated. The Company borrowed against the senior credit facility to fund this redemption.

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

(b)                             Stock Incentive Plans

On July 31, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to the Company. As of April 30, 2009, options to purchase 3,021 shares of Class A Common Stock at a weighted average exercise price of $12.23 were outstanding under the 1997 Plan. As of April 30, 2010, options to purchase 2,286 shares of Class A Common Stock at a weighted average exercise price of $11.25 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

On July 31, 1997, the Company adopted a stock option plan for non-employee directors of the Company. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provided for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2009 options to purchase 140 shares of Class A Common Stock at a weighted average exercise price of $11.62 were outstanding. As of April 30, 2010 options to purchase 125 shares of Class A Common Stock at a weighted average exercise price of $10.75 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

On October 10, 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”).  The 2006 Plan was amended on October 13, 2009.  Up to an aggregate amount equal to the sum of: (i) 2,475 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under the Company’s 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2009, options to purchase 361 shares of Class A Common Stock at a weighted average exercise price of $9.03 were outstanding under the 2006 Plan. As of April 30, 2010, options to purchase 228 shares of Class A Common Stock at a weighted average exercise price of $11.90 were outstanding under the 2006 plan.

During fiscal year 2009, the Company granted performance stock units under the 2006 plan to certain employees.  As of April 30, 2010, the performance stock units could result in the issuance of up to 310 shares of Class A Common stock based on the attainment of a targeted average return on net assets over a three year period ending April 30, 2011.  The Company has not recorded equity compensation expense nor does the Company expect to issue any shares of Class A Common stock as the Company does not expect to attain the performance metrics associated with this grant.

During fiscal year 2010, the Company granted a combination of restricted stock units and performance stock units under the 2006 Plan to certain employees.  The stock units are subject to vesting, one half of which is based on the attainment by the Company of a targeted annual return on assets in fiscal year 2012 (performance stock units) and the other half of which vests based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock grants).  As of April 30, 2010, the performance stock units could result in the issuance of up to 1,135 shares of Class A Common Stock based on the attainment of a targeted annual return on assets in fiscal 2012 and the restricted stock could result in the issuance of up to 568 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.

The initial grant date of these awards was June 11, 2009.  Subsequent to the initial grant, the Company determined that due to a clerical error, the number of awards made on June 11, 2009 exceeded the number of shares that were available for issuance under the 2006 Plan.  As a result, the Company asked officers and certain employees who received a performance stock unit award on June 11, 2009 and July 28, 2008 to agree to a termination of the agreements evidencing such awards.  Upon stockholder approval on October 13, 2009 to increase the number of shares authorized for issuance under the 2006 Plan, the Company granted performance stock units under the 2006 Plan for the same number of shares and subject to the same terms as those awards that had been terminated.  The performance and restricted stock units were granted at an average grant date fair value of $2.69 per share.

As of April 30, 2010 there were 1,141 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under the Company’s terminated plans, and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

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

Stock option activity for the fiscal years ended April 30, 2008, 2009 and 2010 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2007	3,735	13.17
Granted	396	11.84
Terminated	(255)	(17.10)
Exercised	(94)	(10.82)
Outstanding, April 30, 2008	3,782	12.82
Granted	155	4.33
Terminated	(304)	(20.50)
Exercised	(111)	(9.98)
Outstanding, April 30, 2009	3,522	$11.88
Granted	20	4.72
Terminated	(903)	(13.45)
Exercised	—	—
Outstanding, April 30, 2010	2,639	$11.28
Exercisable, April 30, 2008	3,142	$12.93
Exercisable, April 30, 2009	3,036	$12.09
Exercisable, April 30, 2010	2,466	$11.25

Set forth below is a summary of options outstanding and exercisable as of April 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$4.00 - $6.91	45	5.7	$5.31	32	$5.55
$6.92 - $10.38	700	1.6	8.80	693	8.80
$10.39 - $12.60	923	3.8	11.40	866	11.42
$12.61 - $15.58	956	4.8	13.20	860	13.20
Over $15.59	15	6.1	15.60	15	15.60
Totals	2,639	3.6	$11.28	2,466	$11.25

(d)                                 Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,376, $1,679 and $2,242 for the fiscal years ended April 30, 2008, 2009 and 2010, respectively. Of these amounts, expense recorded with respect to stock options was $1,201, and $1,376 and $1,051, expense recorded with respect to the Company’s employee stock purchase plan was $109, $137 and $188, and expense recorded with respect to restricted stock and restricted stock units was $66, $166 and $1,003 for the fiscal years ended April 30, 2007, 2008 and 2009, respectively. The tax benefit in the provision (benefit) for income taxes associated with stock-based compensation expense was $112, $0 and $0 for the fiscal years ended April 30, 2008, 2009 and 2010, respectively.

Stock-based compensation expense is included in general and administration expenses in the Consolidated Statements of Operations. The unrecognized stock-based compensation expense at April 30, 2010 related to unvested stock options and restricted stock units was $1,441, to be recognized over a weighted average period of 1.1 years.  Maximum unrecognized stock-based compensation expense at April 30, 2010 related to performance stock units was $4,199, to be recognized over a weighted average period of 1.8 years subject to the attainment of performance metrics.  The Company expects to recognize $1,001 of expense related to performance stock units over the weighted average period based on the attainment of certain target metrics at April 30, 2010.

The Company recorded a tax benefit of $103, $162 and $0 to additional paid in capital related to the exercise of stock options in the fiscal years ended April 30, 2008, 2009 and 2010, respectively. Prior to the adoption of guidance on equity based compensation, the Company presented all tax benefits net of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with appropriate guidance.  Current guidance on equity based compensation requires the Company to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

The Company’s calculations of stock-based compensation expense for the fiscal years April 30, 2008, 2009 and 2010 were made using the Black-Scholes valuation model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the fiscal years ended April 30, 2008, 2009 and 2010 as follows:

	Fiscal Year Ended April 30,
	2008	2009	2010
Stock Options:
Expected life	6 years	7 years	6 years
Risk-free interest rate	4.24%	1.74%	2.28%
Expected volatility	37.83%	36.80%	84.98%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.42%	1.25%	0.19%
Expected volatility	36.76%	145.64%	210.97%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the average of weekly historical volatility of the Company’s Class A Common Stock over the expected term.

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

A summary of stock options, restricted stock and restricted / performance stock units outstanding as of April 30, 2009 and 2010, and changes during the fiscal year ended April 30, 2010, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)	Restricted Stock - Restricted / Performance Stock Units - Unvested (1)
Outstanding, April 30, 2009	486	3,036	3,522	$11.88	$167	4.0	275
Granted	20	—	20	4.72			1,304
Vested	(227)	227	—	12.02			(34)
Forfeited	(106)	(797)	(903)	13.45			(75)
Exercised	—	—	—	—			—
Outstanding, April 30, 2010	173	2,466	2,639	11.28	9	3.6	1,470
Exercisable, April 30, 2010		2,466	2,466	$11.25	$3	3.4
Expected to vest at April 30, 2010	173

(1)        Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 672 shares of Class A Common Stock.

The weighted average grant date fair value per share for the stock options granted during the fiscal years ended April 30, 2008, 2009 and 2010 was $5.22, $1.75 and $3.48, respectively. The total fair value of the 227 stock options vested during the fiscal year ended April 30, 2010 was approximately $1,109.

Stock options exercisable as of April 30, 2010 have an aggregate intrinsic value of $3 based on the market value of the Company’s Class A common stock as of April 30, 2010.

14.                               EMPLOYEE BENEFIT PLANS

The Company offers its eligible employees the opportunity to contribute to a 401(k) plan. Effective May 1, 2008, the Company contributed fifty cents for every dollar an employee invests in the 401(k) plan up to a maximum Company match of one thousand dollars per calendar year. Previously this amount had been seven hundred fifty dollars per calendar year. Effective January 1, 2009, the Company suspended the Company matching provision of the 401(k) plan. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2008 and 2009 amounted to $570 and $389, respectively.

In January 1998, the Company implemented its employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 600 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2008, 2009 and 2010, 39, 68 and 146 shares, respectively, of Class A Common Stock were issued under this plan. As of April 30, 2010, 129 shares of Class A Common Stock were available for distribution under this plan.

15.                               INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2008, 2009 and 2010 consists of the following:

	Fiscal Year Ended April 30,
	2008	2009	2010
Federal—
Current	$—	$(51)	$51
Deferred	20	10,785	2,221
	20	10,734	2,272
State—
Current	756	563	46
Deferred	(80)	(2,542)	893
Deferred benefit of loss carryforwards	(27)	(6)	(193)
	649	(1,985)	746
	$669	$8,749	$3,018

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2008, 2009 and 2010 are as follows:

	Fiscal Year Ended April 30,
	2008	2009	2010
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(1,729)	$(20,923)	$(4, 281)
State income taxes, net of federal benefit	61	(2,361)	778
Increase in valuation allowance	427	24,082	6,367
Non-deductible goodwill impairment	—	7,498	—
Non-deductible stock option charges	378	383	381
Nondeductible expenses	520	459	570
Tax credits	—	(468)	(701)
Equity loss in RecycleRewards	709	—	—
Preferred dividends	363	—	—
Change in state tax rate, net of federal benefit	(66)	—	—
Other, net	6	79	(96)
	$669	$8,749	$3,018

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2009 and 2010:

	April 30,
	2009	2010
Deferred tax assets:
Accrued expenses and reserves	$24,212	$25,853
Net operating loss carryforwards	19,885	19,582
Alternative minimum tax credit carryforwards	2,408	2,403
General business tax credit carryforwards	294	981
Deferred revenue	937	704
Gain on business dispositions	117	—
Other	730	1,142
Total deferred tax assets	48,583	50,665
Less: valuation allowance	(28,441)	(35,685)
Total deferred tax assets after valuation allowance	20,142	14,980
Deferred tax liabilities:
Amortization of intangibles	(6,888)	(12,953)
Accelerated depreciation of property and equipment	(7,712)	(1,967)
Basis difference in equity interests	(810)	(198)
Unrealized gain on commodity hedges	(2,596)	(125)
Total deferred tax liabilities	(18,006)	(15,243)
Net deferred tax asset	$2,136	$(263)

At April 30, 2010 the Company has, for federal income tax purposes, net operating loss carryforwards of approximately $50,210 that expire in fiscal years 2022 through 2030 and state net operating loss carryforwards of approximately $24,774 that expire in fiscal years 2011 through 2030. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the Company has $2,403 minimum tax credit carryforwards available that are not subject to a time limitation and $981 general business credit carryforwards which expire in fiscal years 2023 through 2030. Due to uncertainty of the utilization of the carryforwards, no tax benefit has been recognized for the federal net operating loss carryforwards, $19,398 of the state net operating loss carryforwards and the general business credit carryforwards.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. During the fourth quarter of 2009, the Company evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the increased uncertainty of the debt and commodity markets, the Company’s recent operating results, and the Company’s revised estimate of pre-tax income in the near-term. Based on this review, the Company recognized a $19,045 addition to its beginning of the year valuation allowance in 2009.

For the fiscal year ended April 30, 2010, the net increase in the valuation allowance was $7,244. In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has also considered the ability to implement certain strategies, such as a potential sale of assets, that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The net deferred tax liability as of April 30, 2010 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.

Effective May 1, 2007, the Company adopted the provisions of ASC 740-10-25-5. ASC 740-10-25-5 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, ASC 740-10-25-5 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended April 30, 2009 and 2010 are as follows:

	April 30,
	2009	2010
Unrecognized tax benefits at beginning of period	$6,261	$6,551
Gross increases for tax positions related to the current year	745	20
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	(159)	(22)
Reductions resulting from lapse of statute of limitations	(294)	(689)
Settlements	(2)	(1)
Unrecognized tax benefits at end of period	$6,551	$5,859

Included in the balances at April 30, 2009 and 2010 are approximately $239 and $151, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. The Company anticipates that approximately $319 total unrecognized tax benefits, including accrued interest of $1 and $318 related to deferred tax assets which are subject to a full valuation allowance, may be reversed within the next 12 months due to the expiration of the applicable statute of limitations.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, the Company had accrued interest of $569 and penalties of $9 during 2010, including $83 accrued in income tax expense during the year ended April 30, 2010. During 2009, the Company accrued interest of $486 and penalties of $9 related to uncertain tax positions, including $2 accrued in income tax expense during the year ended April 30, 2009. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2010 remain open for examination, with limited exceptions.

16.                               HARDWICK IMPAIRMENT AND CLOSING CHARGES AND DEVELOPMENT PROJECT CHARGES.

Hardwick impairment and closing charges:

In the fourth quarter of fiscal year 2007, the Company ceased operations at the Hardwick Landfill in the South Eastern region.  In the fourth quarter of fiscal year 2008, the Company recorded additional closing charges amounting to $1,400 associated with higher than originally expected cash expenditures on capping, closure and post-closure activities. Final capping and closure of the site was completed in fiscal year 2009 and the site entered post-closure monitoring activity beginning in fiscal year 2010.

Development project charges:

In fiscal years 2008 and 2009, the Company wrote-off $534 and $355 in deferred costs associated with certain development projects deemed no longer viable.

17.                               ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

In the fourth quarter of fiscal year 2010, the Company deemed certain assets in the Eastern region as held for sale based on a transaction that satisfies asset held for sale criteria.  The transaction is for the sale of assets of the Company’s Cape Cod, Massachusetts operations along with the assets of the Company’s Rochester, Massachusetts transfer station.  The Company executed a letter of intent with a buyer and the transaction is expected to close in the first quarter of fiscal year 2011.  Non-current assets held for sale at April 30, 2009 and 2010 were related to property, plant and equipment and amounted to $4,009 and $3,708, respectively.

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

During the second quarter of fiscal year 2008, the Company completed the sale of the Company’s Buffalo, N.Y. transfer station, hauling operation and related equipment in the Western region for proceeds of $4,873 including a note receivable for $2,500 and net cash proceeds of $2,373. A loss amounting to $493 (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008.

During the fourth quarter of fiscal year 2008, the Company terminated its operation of MTS Environmental, a soils processing operation in the Eastern region. A charge was recorded amounting to $3,247 associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1,939 (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008.  During the fourth quarter of fiscal year 2010, the Company recorded the true-up of certain contingent liabilities associated with the obligations at the site amounting to a gain of $45 (net of tax) recorded as loss on disposal of discontinued operations in fiscal year 2010.

As of April 30, 2008, the Company deemed its FCR Recycling Greenville operation as held for sale and classified this operation as a discontinued operation pursuant to guidance on discontinued operations. The divestiture was completed in June 2008 for cash proceeds of $670. A loss amounting to $34 (net of tax) has been recorded to loss on disposal of discontinued operations in fiscal year 2009.

The Company completed the divestiture of its Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for $400 in cash.  In the fourth quarter of fiscal year 2010, the Company also completed the divestiture of its domestic brokerage operations for $1,350.  The Company had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $968, $97 and $1,135 for fiscal years 2008, 2009 and 2010.

The Company’s contract for its FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and loss before income tax benefit attributable to discontinued operations for fiscal years 2008, 2009 and 2010 are as follows:

	Fiscal Year Ended April 30,
	2008	2009	2010
Revenues	$10,933	$2,586	$1,557
Income (loss) before income taxes	$(5,291)	$738	$206

The Company has recorded contingent liabilities associated with these divestitures amounting to approximately $855 and $350 at April 30, 2009 and 2010, respectively.

The Company allocates interest expense to discontinued operations. The Company has also eliminated certain immaterial inter-company activity associated with discontinued operations.

18.                               EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2008	2009	2010
Numerator:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(5,608)	$(68,530)	$(15,251)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	24,466	24,678	24,822
Class B common stock	988	988	988
Effect of weighted average shares outstanding during period	(72)	(82)	(79)
Weighted average number of common shares used in basic and diluted EPS	25,382	25,584	25,731

For the fiscal years ended April 30, 2008, 2009 and 2010, 3,854, 3,605 and 3,981, respectively, of potentially dilutive common stock related to restricted stock, options and warrants, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

19.                               RELATED PARTY TRANSACTIONS

(a)                                 Services

During fiscal years ended April 30, 2008, 2009 and 2010, the Company retained the services of a related party, a company wholly owned by two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer), as a contractor in developing or closing certain landfills owned by the Company. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2008, 2009 and 2010 were $9,109, $7,626 and $9,297, respectively, of which $563 and $467 were outstanding and included in either accounts payable or other current liabilities at April 30, 2009 and 2010, respectively.

(b)                                 Leases

On August 1, 1993, the Company initially entered into two leases for operating facilities with a partnership in which two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer) are the general partners. The leases have been extended according to the terms of the agreements and are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $25 and expire in April 2013. Total expense charged to operations for fiscal years ended April 30, 2008, 2009 and 2010 under these agreements was $273, $330 and $321, respectively.

(c)                                  Landfill Post-closure

The Company has agreed to pay the cost of post-closure on a landfill owned by two of the Company’s major stockholders and members of the Board of Directors (one of whom is also an officer). The Company paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2008, 2009 and 2010, the Company paid $8, $10 and $9 respectively, pursuant to this agreement. As of April 30, 2009 and 2010, the Company has accrued $112 and $104 respectively, for costs associated with its post-closure obligations.

(d)                                 Employee Loans

As of April 30, 2009 and 2010, the Company has recourse loans to officers and employees outstanding in the amount of $1,264 and $1,288, respectively. The principal and interest on these notes is payable upon demand by the Company.  Interest which has been fully accrued for as of April 30, 2010 is at the Wall Street Journal Prime Rate (3.25% at April 30, 2010). Non current assets includes notes from officers consisting of $1,128 and $1,149 at April 30, 2009 and 2010, respectively. Current assets include receivables associated with loans to employees of the Company amounting to $136 and $139 at April 30, 2009 and 2010, respectively.

(e)                                  Commodity Sales

The Company sells recycled paper products to its equity method investee, GreenFiber. Revenue from sales to GreenFiber amounted to $5,160, $2,658 and $876 for fiscal years ended April 30, 2008, 2009 and 2010, respectively.

20.                               SEGMENT REPORTING

The Company reports selected information about operating segments in a manner consistent with that used for internal management reporting.  The Company classifies its operations into Eastern region, Central region, Western region and FCR Recycling. The Company’s revenues in the Eastern, Central and Western regions are derived mainly from collection, transfer, landfill-gas-to energy, recycling and disposal of non-hazardous solid waste. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. The Company’s revenues in the FCR Recycling segment are derived from integrated waste handling services, including processing and recycling of paper, cardboard, metals, aluminum, plastics and glass and brokerage of recycled materials. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in Other.

Effective February 1, 2009, the North Eastern and South Eastern regions were combined into the Eastern region because of a change in the Company’s internal reporting structure. During the fourth quarter of fiscal year 2009, the Company also realigned various divisions within different segments based on relevant management structure and internal reporting. Therefore, segment data for the fiscal years 2007 and 2008 have been revised to reflect changes in the Company’s segment classifications.

Year Ended April 30, 2008 (1)

Segment	Outside revenues	Inter-segment revenues (2)	Depreciation and amortization	Operating income	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$200,317	$49,844	$34,071	$(3,784)	$20,852	$29,155	$57,414	$303,255
Central	124,593	59,428	18,453	14,416	(4,200)	15,919	31,656	148,508
Western	108,898	24,350	16,722	12,295	9,203	19,877	55,107	181,207
FCR	110,761	(30)	6,377	19,053	4,085	7,099	35,540	104,782
Other	32,219	—	1,927	(2,015)	11,565	1,124	426	98,335
Eliminations	—	(133,592)	—	—	—	—	—	—
Total	$576,788	$—	$77,550	$39,965	$41,505	$73,174	$180,143	$836,087

Year Ended April 30, 2009 (1)

Segment	Outside revenues	Inter-segment revenues (2)	Depreciation and amortization	Operating Loss	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$193,831	$44,122	$33,737	$(53,635)	$22,969	$22,381	$—	$232,826
Central	116,536	53,714	15,610	15,327	(5,100)	17,741	32,951	154,398
Western	105,860	24,252	15,069	13,603	9,072	10,877	55,302	176,506
FCR	101,050	991	6,671	7,877	4,213	4,773	37,456	108,973
Other	34,660	—	1,439	(2,549)	7,885	1,964	—	78,259
Eliminations	—	(123,079)	—	—	—	—	—	—
Total	$551,937	$—	$72,526	$(19,377)	$39,039	$57,736	$125,709	$750,962

Year Ended April 30, 2010

Segment	Outside revenues	Inter-segment revenues (2)	Depreciation and amortization	Operating income	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$179,233	$43,378	$29,201	$2,181	$25,122	$17,939	$38	$227,107
Central	109,984	42,190	13,679	16,049	(7,412)	17,109	32,996	157,940
Western	100,514	23,918	15,205	19,018	9,714	11,081	55,302	181,368
FCR	93,919	353	7,907	9,861	5,025	5,136	37,456	109,778
Other	38,678	—	2,283	(2,719)	21,821	3,085	—	78,621
Eliminations	—	(109,839)	—	—	—	—	—	—
Total	$522,328	$—	$68,275	$44,390	$54,270	$54,350	$125,792	$754,814

(1) Segment data as of and for the fiscal years ended April 30, 2008 and 2009 has been revised to reflect a change in the Company’s internal reporting structure and a realignment of certain operations between segments.

(2) Inter-segment revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2008	2009	2010
Collection	$223,730	$218,362	$204,242
Disposal	118,347	111,146	107,398
Power generation	24,494	28,448	27,778
Processing and recycling	67,237	58,271	50,313
Solid waste operations	433,808	416,227	389,731
Major accounts	32,219	34,660	38,678
FCR Recycling	110,761	101,050	93,919
Total revenues	$576,788	$551,937	$522,328

The Company has revised its table of revenue by source to more closely align the types of revenue generated by its operating segments.  Amounts for fiscal years ended April 30, 2009 and 2010 have been revised to conform to this presentation.

21.                               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2009 and 2010.

Fiscal Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$132,457	$133,094	$126,056	$130,721
Operating income	9,112	13,652	11,171	10,455
Loss from continuing operations before discontinued operations	(2,949)	(1,695)	(4,603)	(6,005)
Net loss applicable to common stockholders	(2,778)	(1,550)	(4,377)	(5,153)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	(0.11)	(0.07)	(0.18)	(0.23)
Net loss applicable to common stockholders	$(0.11)	$(0.06)	$(0.17)	$(0.20)

Fiscal Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$157,078	$156,650	$120,945	$117,264
Operating (loss) income	15,133	15,517	2,007	(52,034)
(Loss) income from continuing operations before discontinued operations	1,972	1,774	(3,754)	(68,522)
Net (loss) income available to common stockholders	2,176	2,066	(3,817)	(68,450)
(Loss) income per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	0.08	0.07	(0.15)	(2.67)
Net (loss) income available to common stockholders	$0.09	$0.08	$(0.15)	$(2.67)
Diluted:
(Loss) income from continuing operations before discontinued operations	0.08	0.07	(0.15)	(2.67)
Net (loss) income available to common stockholders	0.08	0.08	(0.15)	(2.66)

The Company’s transfer and disposal revenues historically have been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months. Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

The Company’s recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

The Company’s results for the quarter ended April 30, 2009 were negatively impacted by the goodwill impairment charge as discussed in Note 6 and the deferred tax asset valuation adjustment as discussed in Note 15.

22.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by the Company’s significant wholly-owned subsidiaries. The Parent is the issuer of the Senior Subordinated Notes. The information which follows presents the condensed consolidating financial position as of April 30, 2009 and 2010; the condensed consolidating results of operations for the fiscal years ended April 30, 2008, 2009 and 2010; and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2008, 2009 and 2010 of (a) the Parent company only, (b) the combined guarantors (“the Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“the Non-Guarantors”), (d) eliminating entries and (e) the Company on a consolidated basis.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2009

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$873	$965	$—	$—	$1,838
Restricted cash	432	76	—	—	508
Accounts receivable - trade, net of allowance for doubtful accounts	3	51,293	—	—	51,296
Refundable income taxes	1,195	—	—	—	1,195
Deferred taxes	4,392	—	—	—	4,392
Other current assets	8,718	8,788	—	—	17,506
Total current assets	15,613	61,122	—	—	76,735

Property, plant and equipment, net of accumulated depreciation and amortization	2,922	483,429	—	—	486,351
Goodwill	—	125,709	—	—	125,709
Restricted cash	—	127	—	—	127
Deferred income taxes	428	—	—	—	428
Investment in subsidiaries	(49,753)	—	—	49,753	—
Other non-current assets	26,587	36,837	120	(1,932)	61,612
	(19,816)	646,102	120	47,821	674,227

Intercompany receivable	647,299	(641,415)	(7,816)	1,932	—

	$643,096	$65,809	$(7,696)	$49,753	$750,962

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,109	$609	$—	$—	$1,718
Current maturities of financing lease obligations	—	1,344	—	—	1,344
Accounts payable	3,070	31,542	11	—	34,623
Accrued payroll and related expenses	497	3,683	—	—	4,180
Accrued interest	6,402	5	—	—	6,407
Accrued closure and post-closure costs, current portion	—	6,426	—	—	6,426
Other current liabilities	13,126	9,209	2	—	22,337
Total current liabilities	24,204	52,818	13	—	77,035

Long-term debt and capital leases, less current maturities	546,145	1,000	—	—	547,145
Financing lease obligations, less current maturities	—	12,281	—	—	12,281
Deferred income taxes	2,684	—	—	—	2,684
Other long-term liabilities	3,753	41,723	31	—	45,507

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,679,000 shares	247	100	—	(100)	247
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income (loss)	3,828	(1,494)	—	1,494	3,828
Additional paid-in capital	279,444	46,392	1,679	(48,071)	279,444
Accumulated deficit	(217,219)	(87,011)	(9,419)	96,430	(217,219)
Total stockholders’ equity	66,310	(42,013)	(7,740)	49,753	66,310

	$643,096	$65,809	$(7,696)	$49,753	$750,962

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2010

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,234	$801	$—	$—	$2,035
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net of allowance for doubtful accounts	25	61,697	—	—	61,722
Other current assets	9,253	8,978	—	—	18,231
Total current assets	10,512	71,552	—	—	82,064

Property, plant and equipment, net of accumulated depreciation and amortization	4,192	475,861	—	—	480,053
Goodwill		125,792	—	—	125,792
Restricted cash	—	228	—	—	228
Deferred income taxes	553	—	—	—	553
Investment in subsidiaries	(24,448)	—	—	24,448	—
Other non-current assets	32,205	35,851	—	(1,932)	66,124
	12,502	637,732	—	22,516	672,750

Intercompany receivable	628,540	(621,084)	(9,388)	1,932	—

	$651,554	$88,200	$(9,388)	$24,448	$754,814

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Accounts payable	$7,678	$32,461	$—	$—	$40,139
Accrued interest	11,765	4	—	—	11,769
Other current liabilities	17,293	20,879	—	—	38,172
Total current liabilities	36,736	53,344	—	—	90,080

Long-term debt and capital leases, less current maturities	555,013	1,117	—	—	556,130
Deferred income taxes	6,277	—	—	—	6,277
Other long-term liabilities	3,232	48,766	33	—	52,031

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value; issued and outstanding - 24,944,000 shares	249	100	—	(100)	249
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(785)	(114)	—	114	(785)
Additional paid-in capital	281,899	47,924	—	(47,924)	281,899
Accumulated deficit	(231,077)	(62,937)	(9,421)	72,358	(231,077)
Total stockholders’ equity	50,296	(15,027)	(9,421)	24,448	50,296

	$651,554	$88,200	$(9,388)	$24,448	$754,814

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2008

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$576,788	$9,030	$(9,030)	$576,788

Operating expenses:
Cost of operations	2,415	382,869	7,183	(9,030)	383,437
General and administration	(557)	74,236	223	—	73,902
Depreciation and amortization	1,628	75,952	(30)	—	77,550
Hardwick impairment and closing charge	—	1,400	—	—	1,400
Development project costs	234	300	—	—	534
	3,720	534,757	7,376	(9,030)	536,823
Operating income (loss)	(3,720)	42,031	1,654	—	39,965

Other expense/(income), net:
Interest income	(33,123)	(243)	(576)	32,588	(1,354)
Interest expense	51,733	23,714	—	(32,588)	42,859
(Income) loss from equity method investments	(13,848)	4,051	—	15,874	6,077
Other income	(354)	(2,324)	—	—	(2,678)
Other expense/(income), net	4,408	25,198	(576)	15,874	44,904

Income (loss) from continuing operations before income taxes and discontinued operations	(8,128)	16,833	2,230	(15,874)	(4,939)
Provision for income taxes	(293)	—	962	—	669

Income (loss) from continuing operations before discontinued operations	(7,835)	16,833	1,268	(15,874)	(5,608)

Discontinued operations:
Loss from discontinued operations, net	—	(1,082)	—	—	(1,082)
Loss on disposal of discontinued operations, net	—	(1,145)	—	—	(1,145)

Net (loss) income applicable to common stockholders	$(7,835)	$14,606	$1,268	$(15,874)	$(7,835)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2009

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$551,937	$6,217	$(6,217)	$551,937

Operating expenses:
Cost of operations	922	370,960	5,535	(6,217)	371,200
General and administration	(374)	67,709	256	—	67,591
Depreciation and amortization	1,170	71,349	7	—	72,526
Goodwill impairment charge	—	55,286	—	—	55,286
Environmental remediation charge	—	4,356	—	—	4,356
Development project cost	725	(370)	—	—	355
	2,443	569,290	5,798	(6,217)	571,314
Operating (loss) income	(2,443)	(17,353)	419	—	(19,377)

Other expense/(income), net:
Interest income	(30,916)	(157)	(521)	30,866	(728)
Interest expense	51,331	19,302	—	(30,866)	39,767
Loss (income) from equity method investments	36,924	2,157	—	(36,924)	2,157
Other income	(249)	(335)	(208)	—	(792)
Other expense/(income), net	57,090	20,967	(729)	(36,924)	40,404

(Loss) income from continuing operations before income taxes and discontinued operations	(59,533)	(38,320)	1,148	36,924	(59,781)
Provision for income taxes	8,492	—	257	—	8,749

(Loss) income from continuing operations before discontinued operations	(68,025)	(38,320)	891	36,924	(68,530)

Discontinued operations:
Income from discontinued operations, net	—	442	—	—	442
Income on disposal of discontinued operations, net	—	63	—	—	63

Net (loss) income applicable to common stockholders	$(68,025)	$(37,815)	$891	$36,924	$(68,025)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2010

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$522,328	$—	$—	$522,328

Operating expenses:
Cost of operations	209	347,276	(25)	—	347,460
General and administration	116	61,728	24	—	61,868
Depreciation and amortization	1,262	66,893	120	—	68,275
Environmental remediation charge	—	335	—	—	335
	1,587	476,232	119	—	477,938
Operating income (loss)	(1,587)	46,096	(119)	—	44,390

Other expense/(income), net:
Interest income	(31,474)	(86)	—	31,450	(110)
Interest expense	53,418	32,412	—	(31,450)	54,380
Loss (income) from equity method investments	(12,730)	2,691	—	12,730	2,691
Loss on debt modification	511	—	—	—	511
Other income	(472)	(377)	—	—	(849)
Other expense/(income), net	9,253	34,640	—	12,730	56,623

(Loss) income from continuing operations before income taxes and discontinued operations	(10,840)	11,456	(119)	(12,730)	(12,233)
Provision for income taxes	3,018	—	—	—	3,018

(Loss) income from continuing operations before discontinued operations	(13,858)	11,456	(119)	(12,730)	(15,251)

Discontinued operations:
Income from discontinued operations, net	—	213	—	—	213
Income on disposal of discontinued operations, net	—	1,180	—	—	1,180

Net (loss) income (applicable) available to common stockholders	$(13,858)	$12,849	$(119)	$(12,730)	$(13,858)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(15,672)	$88,790	$(2,074)	$—	$71,044
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(11,881)	—	—	(11,881)
Additions to property, plant and equipment - growth	—	(18,950)	—	—	(18,950)
- maintenance	(409)	(53,815)	—	—	(54,224)
Payments on landfill operating lease contracts	—	(7,143)	—	—	(7,143)
Investment in unconsolidated entities	(156)	—	—	—	(156)
Other	—	2,634	—	—	2,634
Net Cash Used In by Investing Activities	(565)	(89,155)	—	—	(89,720)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	297,205	3,995	—	—	301,200
Principal payments on long-term debt	(221,779)	(1,288)	—	—	(223,067)
Deferred financing costs	(554)	—	—	—	(554)
Redemption of Series A redeemable, convertible preferred stock	(75,056)	—	—	—	(75,056)
Other	1,470	—	—	—	1,470
Intercompany borrowings	18,178	(19,182)	1,004	—	—
Net Cash (Used in) Provided by Financing Activities	19,464	(16,475)	1,004	—	3,993
Cash Provided by Discontinued Operations	—	5,131	—	—	5,131
Net (decrease) increase in cash and cash equivalents	3,227	(11,709)	(1,070)	—	(9,552)
Cash and cash equivalents, beginning of period	(1,967)	13,015	1,318	—	12,366
Cash and cash equivalents, end of period	$1,260	$1,306	$248	$—	$2,814

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2009

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(24,102)	$93,029	$6,952	$—	$75,879
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,394)	—	—	(2,394)
Additions to property, plant and equipment - growth	—	(10,570)	—	—	(10,570)
- maintenance	(2,068)	(45,098)	—	—	(47,166)
Payments on landfill operating lease contracts	—	(5,102)	—	—	(5,102)
Other	(2,530)	1,514	—	—	(1,016)
Net Cash Used In Investing Activities	(4,598)	(61,650)	—	—	(66,248)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	127,600	—	—	—	127,600
Principal payments on long-term debt	(140,765)	(1,238)	—	—	(142,003)
Other	1,276	—	—	—	1,276
Intercompany borrowings	40,202	(33,002)	(7,200)	—	—
Net Cash (Used in) Provided by Financing Activities	28,313	(34,240)	(7,200)	—	(13,127)
Cash Provided by Discontinued Operations	—	2,520	—	—	2,520
Net decrease in cash and cash equivalents	(387)	(341)	(248)	—	(976)
Cash and cash equivalents, beginning of period	1,260	1,306	248	—	2,814
Cash and cash equivalents, end of period	$873	$965	$—	$—	$1,838

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2010

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(10,152)	$79,428	$(10)	$—	$69,266
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(864)	—	—	(864)
Additions to property, plant and equipment - growth	—	(4,346)	—	—	(4,346)
- maintenance	(3,091)	(46,913)	—	—	(50,004)
Payments on landfill operating lease contracts	—	(13,737)	—	—	(13,737)
Other	(49)	4,434	—	—	4,385
Net Cash Used In Investing Activities	(3,140)	(61,426)	—	—	(64,566)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	492,344	—	—	—	492,344
Principal payments on long-term debt	(484,419)	(1,903)	—	—	(486,322)
Deferred financing costs	(14,089)	—	—	—	(14,089)
Other	260	—	—	—	260
Intercompany borrowings	19,557	(19,567)	10	—	—
Net Cash (Used in) Provided by Financing Activities	13,653	(21,470)	10	—	(7,807)
Cash Provided by Discontinued Operations	—	3,304	—	—	3,304
Net increase (decrease) in cash and cash equivalents	361	(164)	—	—	197
Cash and cash equivalents, beginning of period	873	965	—	—	1,838
Cash and cash equivalents, end of period	$1,234	$801	$—	$—	$2,035

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III (except for information required with respect to executive officers of the Company which is set forth under “Executive Officers and Other Key Employees of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, since the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement (the “Proxy Statement”). The information required by Item 10 this Annual Report on Form 10-K, which will appear in the Proxy Statement, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under the Company’s equity compensation plans as of April 30, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	2,638,936	$11.28	1,269,991	(2)
Equity compensation plans not approved by security holders	—	$—	—

(1)

In addition to being available for future issuance in the form of options, 1,140,618 shares under the Company’s 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.

(2)	Includes 129,373 shares issuable under the Company’s 1997 Employee Stock Purchase Plan.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement under “Beneficial Ownership of Voting Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under “Certain Relationships and Related Party Transactions” and “Board Determination of Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under “Audit Fees and Other Matters” and “Pre-Approval Policies and Procedures.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of April 30, 2009 and 2010.
Consolidated Statements of Operations for the fiscal years ended April 30, 2008, 2009, and 2010.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2008, 2009, and 2010.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2008, 2009, and 2010.
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

CASELLA WASTE SYSTEMS, INC.
Dated: June 11, 2010	By:	/s/ JOHN W. CASELLA
John W. Casella
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief	June 11, 2010
John W. Casella	Executive Officer (Principal Executive Officer)

/s/ Paul J. Massaro
Paul J. Massaro	Principal Financial and Accounting Officer	June 11, 2010

Senior Vice President, Chief Development
/s/ James W. Bohlig	Officer, President of Renewables Group and
James W. Bohlig	Director	June 11, 2010

/s/ Douglas R. Casella
Douglas R. Casella	Director	June 11, 2010

/s/ John F. Chapple III
John F. Chapple III	Director	June 11, 2010

/s/ Gregory B. Peters
Gregory B. Peters	Director	June 11, 2010

/s/ James F. Callahan, Jr.
James F. Callahan, Jr.	Director	June 11, 2010

/s/ Joseph G. Doody
Joseph G. Doody	Director	June 11, 2010

/s/ James P. McManus
James P. McManus	Director	June 11, 2010

/s/ Michael K. Burke
Michael K. Burke	Director	June 11, 2010

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Fiscal Year Ended April 30,
	2008	2009	2010
Balance at beginning of period	$1,586	$1,752	$2,014
Additions—Charged to expense	812	2,220	1,371
Deductions—Bad debts written off, net of recoveries	(646)	(1,958)	(1,744)
Balance at end of period	$1,752	$2,014	$1,641

EXHIBIT INDEX

Exhibit No.	Description
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

4.4

Indenture, dated July 9, 2009, by and among Casella Waste Systems, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, governing the 11% Senior Second Lien Notes due 2014 (incorporated by reference herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on July 9, 2009 (file no. 000-23211)).

4.5+

Registration Rights Agreement, dated July 9, 2009, by and among Casella Waste Systems, Inc., the Guarantors listed therein and Purchasers listed therein, relating to the 11% Senior Second Lien Notes due 2014.

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

10.23*

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

10.35*

Summary of compensatory arrangements including cash bonus arrangement, and salaries and other compensatory terms for executive officers (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 21, 2005 (file no. 000-23211)).

10.36*	Summary of compensating arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on March 8, 2005 (file no. 000-23211)).
10.37*	Summary of compensatory arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on September 9, 2005 (file no. 000-23211)).
10.38

Financing Agreement between Casella Waste Systems, Inc. and Finance Authority of Maine, Dated as of December 1, 2006 relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

10.39*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on October 19, 2009 (file no. 000-23211)).
10.40*

Employment Agreement, General Release and Noncompete Agreement by and between Casella Waste Systems, Inc. and Richard A. Norris dated as of January 23, 2008 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).

10.41*

Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated as of January 9, 2008 (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).

10.42*

Severance Agreement; General Release and Consulting Agreement by and between Casella Waste Systems, Inc. and Charles E. Leonard dated as of January 23, 2008 (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).

10.43*

Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and James W. Bohlig dated as of January 8, 2008 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 4, 2008 (file no. 000-23211)).

10.44*

Employment Agreement by and between Casella Waste Systems, Inc. and John S. Quinn dated as of December 18, 2008 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.45*

Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and James W. Bohlig dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.46*

Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and John W. Casella dated as of December 29, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.47*

Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.48

Second Amended and Restated Revolving Credit and Term Loan Agreement by and among Casella Waste Systems, Inc., certain of its Subsidiaries (defined therein), each lender from time to time a party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated July 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed July 9, 2009 (file no. 000-23211)).

10.49

First Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement by and among the Company, certain of its Subsidiaries (defined therein), each lender from time to time a party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated May 27, 2010 (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on June 3, 2010 (file no. 000-23211)).

21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1 +	Consent of Caturano and Company, P.C.
23.2 +	Consent of PricewaterhouseCoopers LLP on financial statements of US Green Fiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 +	Financial Statements of US Green Fiber, LLC—December 31, 2009, 2008 and 2007.

+                                         Filed herewith

*                                         This is a management contract or compensatory plan or arrangement.