Form 10-Q
period 2010-07-31
CASELLA WASTE SYSTEMS INC
filed 2010-09-03
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 31, 2010:

Class A Common Stock, $0.01 par value per share:	25,180,637
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	April 30,	July 31,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,035	$2,295
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,641 and $2,085	61,722	64,425
Notes receivable - officer/employees	139	139
Refundable income taxes	1,316	1,270
Prepaid expenses	5,710	5,715
Inventory	3,604	4,054
Deferred income taxes	5,461	5,010
Other current assets	2,001	2,310

Total current assets	82,064	85,294

Property, plant and equipment, net of accumulated depreciation and amortization of $595,023 and $610,410	480,053	478,771
Goodwill	125,792	125,792
Intangible assets, net	3,085	2,840
Restricted assets	228	222
Notes receivable - officer/employees	1,149	1,140
Deferred income taxes	553	555
Investments in unconsolidated entities	40,965	38,579
Other non-current assets	17,217	18,095
Non-current assets held for sale	3,708	—

	672,750	665,994

	$754,814	$751,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	April 30,	July 31,
	2010	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$2,000	$2,473
Current maturities of financing lease obligations	1,449	1,476
Accounts payable	40,139	41,632
Accrued payroll and related expenses	4,596	3,819
Accrued interest	11,769	11,584
Current accrued capping, closure and post-closure costs	7,765	4,154
Other accrued liabilities	22,362	24,488

Total current liabilities	90,080	89,626

Long-term debt and capital leases, less current maturities	556,130	553,927
Financing lease obligations, less current maturities	10,832	10,453
Accrued capping, closure and post-closure costs, less current portion	32,237	33,680
Deferred income taxes	6,277	6,214
Other long-term liabilities	8,962	8,839

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 24,944,000 and 25,180,000 shares as of April 30, 2010 and July 31, 2010, respectively	249	252
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(785)	(421)
Additional paid-in capital	281,899	282,687
Accumulated deficit	(231,077)	(233,979)
Total stockholders’ equity	50,296	48,549

	$754,814	$751,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2010	2009

Revenues	$139,841	$132,457

Operating expenses:
Cost of operations	94,845	87,628
General and administration	17,225	16,225
Depreciation and amortization	16,727	19,492
Gain on divestiture	(3,502)	—
	125,295	123,345
Operating income	14,546	9,112

Other expense/(income), net:
Interest income	(15)	(32)
Interest expense	14,646	9,846
Loss from equity method investments	2,132	1,219
Loss on debt modification	—	511
Other income	(94)	(46)
Other expense, net	16,669	11,498

Loss from continuing operations before income taxes and discontinued operations	(2,123)	(2,386)
Provision for income taxes	779	562

Loss from continuing operations before discontinued operations	(2,902)	(2,948)

Discontinued operations:
Income from discontinued operations (net of income tax provision of $87)	—	129
Income on disposal of discontinued operations (net of income tax provision of $28)	—	41

Net loss applicable to common stockholders	$(2,902)	$(2,778)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2010	2009
Earnings per share:
Basic and diluted:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(0.11)	$(0.12)
Income from discontinued operations, net	—	0.01
Income on disposal of discontinued operations, net	—	—

Net loss per common share applicable to common stockholders	$(0.11)	$(0.11)

Basic and diluted weighted average common shares outstanding	25,905	25,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2,902)	$(2,778)
Income from discontinued operations, net	—	(129)
Income on disposal of discontinued operations, net	—	(41)
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on divestiture	(3,502)	—
Gain on sale of equipment	(101)	(428)
Depreciation and amortization	16,727	19,492
Depletion of landfill operating lease obligations	2,192	1,520
Interest accretion on landfill and environmental remediation liabilities	845	959
Amortization of premium on senior subordinated notes	(191)	(176)
Amortization of discount on term loan and second lien notes	538	122
Loss from equity method investments	2,132	1,219
Loss on debt modification	—	511
Stock-based compensation	630	530
Deferred income taxes	659	505
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(2,703)	(4,840)
Accounts payable	1,493	645
Prepaid expenses, inventories and other assets	675	2,129
Accrued expenses and other liabilities	(3,188)	4,998
	16,206	27,186
Net Cash Provided by Operating Activities	13,304	24,238

Cash Flows from Investing Activities:
Additions to property, plant and equipment - growth	(882)	(841)
- maintenance	(14,938)	(17,405)
Payments on landfill operating lease contracts	(789)	(1,327)
Proceeds from divestiture	7,533	—
Proceeds from sale of equipment	308	583
Net Cash Used In Investing Activities	(8,768)	(18,990)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	32,900	374,044
Principal payments on long-term debt	(37,347)	(366,204)
Payment of financing costs	(215)	(13,906)
Proceeds from exercise of stock options	160	85
Net Cash Used in Financing Activities	(4,502)	(5,981)

Discontinued Operations:
Net cash provided by operating activities	—	254
Net cash provided by investing activities	226	278
Cash Provided by Discontinued Operations	226	532

Net increase (decrease) in cash and cash equivalents	260	(201)
Cash and cash equivalents, beginning of period	2,035	1,838

Cash and cash equivalents, end of period	$2,295	$1,637

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for -
Interest	$13,352	$3,983
Income taxes, net of refunds	$65	$(54)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Casella Waste Systems, Inc. (“the Parent”) and its subsidiaries (collectively, “we”, “us”, or “our”).  We are a regional, integrated solid waste services company which provides a full range of solid waste services including collection, transfer, recycling and disposal of non-hazardous solid waste.  We also generate electricity through our solid waste processing facilities and market recyclable paper, metals, aluminum, plastics and glass which have been processed at our facilities or purchased from third parties.

The consolidated balance sheet as of July 31, 2010, the consolidated statements of operations for the three months ended July 31, 2010 and 2009 and the consolidated statements of cash flows for the three months ended July 31, 2010 and 2009 are unaudited.  In the opinion of management, such financial statements, together with the consolidated balance sheet as of April 30, 2010, include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies are more fully discussed in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2010 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2010.  The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended April 30, 2010 included in the Annual Report.  The results for the three month period ended July 31, 2010 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2011.

We consider events or transactions that have occurred after the balance sheet date of July 31, 2010, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of the filing with the SEC of this Quarterly Report on Form 10-Q.

Adoption of New Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  We adopted this guidance effective May 1, 2010 with no effect on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures

In January 2010, FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted this guidance with no effect on our consolidated financial position or results of operations.

2.             RECLASSIFICATION

We have made reclassifications in our Consolidated Statements of Operations to conform information for the three months ended July 31, 2009 to the Company’s current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes.

3.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill at both April 30, 2010 and July 31, 2010:

Eastern Region	Central Region	Western Region	FCR Recycling	Total
$38	$32,996	$55,302	$37,456	$125,792

Intangible assets at April 30, 2010 and July 31, 2010 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Patents	Total
Balance, April 30, 2010
Intangible assets	$14,488	$2,177	$920	$424	$250	$18,259
Less accumulated amortization	(13,666)	(922)	(302)	(111)	(173)	(15,174)
	$822	$1,255	$618	$313	$77	$3,085

Balance, July 31, 2010
Intangible assets	$14,478	$2,177	$920	$424	$250	$18,249
Less accumulated amortization	(13,739)	(973)	(381)	(120)	(196)	(15,409)
	$739	$1,204	$539	$304	$54	$2,840

Intangible amortization expense for the three months ended July 31, 2010 and 2009 was $250 and $152, respectively.  The intangible amortization expense estimated for the five fiscal years following fiscal year 2010 and thereafter is as follows:

2011	2012	2013	2014	2015	Thereafter
$840	$511	$449	$401	$350	$289

4.             LONG-TERM DEBT

On July 9, 2009, we successfully completed the refinancing of our existing senior credit facility with a senior secured first lien credit facility (the “Senior Secured Credit Facility”), consisting of a $177,500 revolving credit facility (the “New Revolver”) and a $130,000 aggregate principal term loan (the “New Term Loan”). In connection with the Senior Secured Credit Facility, we simultaneously completed the offering of $180,000 aggregate principal amount of 11% senior second lien notes due 2014 (the “Second Lien Notes”).  The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under our $525,000 senior credit facility due April 2010.

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

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with our prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If we fail to refinance our 9.75% Senior Subordinated Notes due February 2013 on or before October 31, 2012, the due date for the New Term Loan shall be December 31, 2012. We have the right to request an increase in the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in our discretion, subject to certain conditions of the Senior Secured Credit Facility Agreement.

Further advances were available under the New Revolver in the amount of $95,655 as of July 31, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $49,845 as of July 31, 2010, at which date no amount had been drawn.

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

We recorded a charge of $511 as a loss on debt modification in the quarter ended July 31, 2009 relating to the unamortized deferred financing costs associated with the refinancing of our existing senior credit facility.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150,000 from equity offerings to repurchase our 9.75% senior subordinated notes due 2013 (the “Senior Subordinated Notes”) or our outstanding Second Lien Notes, subject to the restrictions as described in the amendment.  We are also permitted to use up to $50,000 of borrowings under the Senior Secured Credit Facility to repurchase the Senior Subordinated Notes, subject to the restrictions as described in the amendment.

5.             COMMITMENTS AND CONTINGENCIES

(a)           Legal Proceedings

North Country Landfill Expansion

Our subsidiary, North Country Environmental Services, Inc. (“NCES”) is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill. Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  The trial of the consolidated actions has been set for January 2011, but NCES expects to file a motion to continue the trial in early September 2010.

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

NCES filed a petition for declaratory and injunctive relief with the New Hampshire Superior Court on February 10, 2009 related to the NHDES’s December 12, 2008 denial.  NCES amended this petition following NHDES’s March 25, 2009 denial.  In its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the Superior Court’s declarations.   In October 2009, NCES moved successfully — with NHDES’s concurrence — to stay the litigation so that NHDES could consider the results of certain remedial work NCES undertook during the 2009 construction season.  NCES sought the stay because the outcome of this review by NHDES could affect the scope of the litigation.

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.   On August 27, 2010, NHDES granted the application, thereby authorizing NCES to develop approximately one million cubic yards of disposal capacity.  Any appeal of this decision must be filed no later than September 26, 2010.  NCES is currently considering whether NHDES’s August 27, 2010 decision moots or otherwise renders unnecessary the pending litigation in the Waste Management Council and in the superior court against NHDES.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting our subsidiary, Southbridge Recycling and Disposal Park, a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows Southbridge Recycling and Disposal Park, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal named as defendants the Southbridge BOH, its individual members and Southbridge Recycling and Disposal Park. On August 21, 2008, Southbridge Recycling and Disposal Park reached a settlement with the Sturbridge BOH, pursuant to which Southbridge Recycling and Disposal Park agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $50. The Sturbridge BOH withdrew as a party to the Appeal on August 22, 2008.

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing.  Plaintiffs appealed that decision, and we have filed a joint motion with the Sturbridge BOH to dismiss contending that the appeal was filed late and is subject to dismissal as a matter of law. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”).  On July 1, 2010, the Board of Health of the Town of Sturbridge filed a complaint challenging MADEP’s issuance of the Conversion Permit, despite its prior settlement.  However, due to procedural irregularities in the Board of Health’s filing, the court has not accepted the filing as complete and the lawsuit has therefore not officially been initiated.  MADEP as the issuing agency and defendant will be required to defend the Final Permit.  We will assist to the extent required or requested.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), have filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages.  CRMC alleges that NCES has breached the terms of a Gas

Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  CRMC also alleges that N CES has violated the terms of an Operations and Maintenance Agreement in operating the landfill gas management system.  NCES denies these allegations, and intends to vigorously defend against these claims.  We do not believe that this matter will have a material adverse effect on our business, financial condition or results of operations or cash flows.

Vermont Attorney General Matter

We have been a party to an Assurance of Discontinuance (“AOD”) entered into on May 17, 2002 with the Vermont Attorney General’s Office, which relates to our business activities in Vermont regarding certain contract terms, and certain acquisition guidelines.  On March 23, 2010, we were the recipient of a Civil Investigative Subpoena requesting information and documents regarding our compliance with the AOD.  We have been, and will continue to be, responsive to the inquiries proffered by the Vermont Attorney General’s office.  We do not believe that this matter will have a material adverse effect on our business, financial condition or results of operations or cash flows.

Other

We are a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, we believe are material to its financial condition, results of operations or cash flows.

We offer no prediction of the outcome of any of the proceedings or negotiations described above. We are vigorously defending each of these lawsuits and claims. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition or results of operations or cash flows.

(b)           Environmental Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials.

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012.  WSI is jointly and severally liable for the total cost to remediate but is expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in third quarter of fiscal 2009.  In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows.  Such charges could be significantly higher if costs exceed estimates, or one or more of the other responsible parties fail to meet their obligation.  We inflate these estimated costs in current dollars until the expected time of payment and discounts the cost to present value using an appropriate discount rate (3.12%).  As of April 30, 2010 and July 31, 2010, we recorded $4,551 and $4,585, respectively, related to this liability including the recognition of $55 and $34 of accretion expense in the three months ended July 31, 2009 and 2010.

6.             STOCK-BASED COMPENSATION

On June 2010, we granted a combination of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  The stock units are subject to vesting, one half of which is based on the attainment of a targeted annual return on assets in fiscal year 2013 (performance stock units) and the other half of which vests based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock grants).  As of July 31, 2010, the performance stock units included in the June 2010 grant could result in the issuance of up to 586 shares of Class A Common Stock based on the attainment of a targeted annual return on assets in fiscal 2013 and the restricted stock units could result in the issuance of up to 469 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.  The performance and restricted stock units were granted at a grant date fair value of $3.83 per share.

As of July 31, 2010 there were 430 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the three months ended July 31, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2010	2,639	$11.28
Granted	250	$3.81
Exercised	—	$—
Class A Common Stock Issued	—	$—
Forfeited	(558)	$9.60
Outstanding, July 31, 2010	2,331	$10.88
Exercisable, July 31, 2010	2,053	$11.76

A summary of restricted stock, and restricted stock unit and performance stock unit activity for the three months ended July 31, 2010 is as follows:

	Restricted Stock / Restricted Stock Units	Performance Stock Units (1)
Outstanding, April 30, 2010	695	775
Granted	483	469
Class A Common Stock Issued	(187)	—
Forfeited	(17)	(19)
Outstanding, July 31, 2010	974	1,225

(1) Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 772 shares of Class A Common Stock.

We recorded $608 and $507 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock during the three months ended July 31, 2010 and 2009.  We also recorded $22 and $23 of stock-based compensation expense for our Employee Stock Purchase Plan during the three months ended July 31, 2010 and 2009.

Stock-based compensation expense is included in general and administration expenses in the consolidated statement of operations.  The unrecognized stock-based compensation expense at July 31, 2010 related to unvested stock options and restricted stock units was $3,031, to be recognized over a weighted average period of 2.3 years.  We expect to recognize $2,283 of expense related to outstanding performance stock units over the weighted average period based on expected metrics at July 31, 2010.  Maximum unrecognized stock-based compensation expense at July 31, 2010 related to outstanding performance stock units was $5,867, to be recognized over a weighted average period of 1.9 years subject to the attainment of performance metrics.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three months ended July 31, 2010 were made using the Black-Scholes valuation model. The fair value of our stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31,
	2010	2009
Stock Options:
Expected life	6.73	—
Risk-free interest rate	1.85%	—
Expected volatility	85.60%	—
Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.22%	0.35%
Expected volatility	47.45%	243.78%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For shares issued under our Employee Stock Purchase Plan and stock options granted during the three months ended July 31, 2010, expected volatility is calculated using the average of weekly historical volatility of our Class A Common Stock over the expected life.

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our Class A Common Stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.

7.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share (“EPS”):

	Three Months Ended July 31,
	2010	2009
Numerator:
Net loss applicable to common stockholders	$(2,778)	$(2,902)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,180	24,745
Class B common stock	988	988
Unvested restricted stock	(122)	—
Effect of weighted average shares outstanding during period	(141)	(45)
Weighted average number of common shares used in basic EPS	25,905	25,688
Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock units	—	—
Weighted average number of common shares used in diluted EPS	25,905	25,688

For the three months ended July 31, 2010 and 2009, 4,413 and 4,961 Class A Common Shares related to options and restricted / performance stock units, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.             COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss included in the accompanying balance sheets consists of changes in the fair value of our commodity hedge agreements.  Also included in accumulated other comprehensive loss is the change in fair value of certain securities classified as available for sale as well as our portion of the change in the fair value of commodity hedge agreements of our equity method investment, US GreenFiber, LLC (“GreenFiber”).

Comprehensive loss for the three months ended July 31, 2010 and 2009 is as follows:

	Three Months Ended
	July 31,
	2010	2009
Net loss applicable to common stockholders	$(2,778)	$(2,902)
Other comprehensive income (loss)	364	(1,713)
Comprehensive loss	$(2,414)	$(4,615)

The components of other comprehensive income (loss) for the three months ended July 31, 2010 and 2009 are shown as follows:

	Three Months Ended July 31,
	2010			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(6)	$—	$(6)	$5	$—	$5
Change in fair value of commodity hedges during the period	182	(433)	615	(998)	—	(998)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(85)	160	(245)	(1,206)	(486)	(720)
	$91	$(273)	$364	$(2,199)	$(486)	$(1,713)

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  We have evaluated these hedges and believe that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance.  Designated as effective cash flow hedges, the changes in the fair value of these derivatives are recognized in other comprehensive (loss) income until the hedged item is settled and recognized as part of commodity revenue.  We recognize all derivatives on the balance sheet at fair value.

At July 31, 2010, we were party to seven commodity hedge contracts for old corrugated cardboard (“OCC”) and ten commodity hedge contracts for old newsprint (“ONP”) as follows:

Fixed Price
Per Ton
	Commodity		Monthly Notional	Received
Inception Date Range	Type	Contract Date Range	Ton Range	Range
December 2007 - March 2010	OCC	April 2008 - June 2011	75 - 750	$85 - $127
June 2007 - March 2010	ONP	June 2007 - December 2011	350 - 1500	$85 - $127

If the price per short ton of the underlying commodity as reported on the Official Board Market is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional tons) from the respective counter-party.  If the price of the commodity exceeds the contract price per short ton, we pay the calculated difference to the counter-party.

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross carrying value of our commodity hedges was $1,267 at July 31, 2010 with $995 recorded in other current assets and $272 recorded in other non-current assets in our Consolidated Balance Sheets.  In accordance with derivative and hedging guidance, the offset to this, net of taxes of $1,228, is recorded to accumulated other comprehensive loss.

9.             FAIR VALUE OF FINANCIAL INSTRUMENTS

On May 1, 2008, we adopted FASB guidance relating to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.

This guidance provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments.  Our derivative instruments include commodity hedges.  As of July 31, 2010, we had no interest rate derivatives.  We use commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or liability.  As of July 31, 2010, our assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at July 31, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$222	$—	$—
Commodity derivatives	—	434	—
Total	$222	$434	$—

During the three months ended July 31, 2010 and 2009 there were no nonrecurring fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At July 31, 2010, the fair market value of our fixed rate debt including the Second Lien Notes and the 9.75% Senior Subordinated Notes due February 2013 was approximately $390,750 and the carrying value was $372,938.  At July 31, 2010, the fair market value of our Senior Secured Credit Facility which includes the New Revolver and New Term Loan was approximately $159,842 and the carrying value was $154,924.

10.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

In the quarter ended July 31, 2010, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station.  Total consideration amounted to $7,750 with cash proceeds of $7,533.  We recorded a gain on divestiture of $3,502.  Assets of these operations were deemed as held for sale in the quarter ended April 30, 2010.  Non-current assets held for sale at April 30, 2010 were related to property, plant and equipment and amounted to $3,708.

Discontinued operations:

We completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for $400 in cash.  In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for $1,350.  We had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $41 in the three months ended July 31, 2009.

Our contract for the FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of these operations for the three months ended July 31, 2009 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and income before income taxes attributable to discontinued operations for the three months ended July 31, 2009 amounted to $644 and $216, respectively.

We have recorded liabilities associated with previous divestitures amounting to approximately $304 at July 31, 2010.

We allocate interest expense to discontinued operations. We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

11.          SEGMENT REPORTING

We manage and evaluate our solid waste operations on a geographic basis through three regions, designated as the Eastern, Central and Western regions, which include a full range of solid waste services including collection, transfer, recycling and disposal of non-hazardous solid waste.  Solid waste operations also includes our power generation operations.  Our revenues in the FCR recycling segment are derived primarily from the processing and recycling and sale of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts and earnings from equity method investments are included in Other.

Three Months Ended July 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$45,121	$10,680	$6,192	$2,830	$227,770
Central	28,255	11,601	3,833	3,741	157,697
Western	29,192	6,422	4,077	6,761	181,160
FCR recycling	26,872	234	1,984	1,715	108,590
Other	10,401	—	641	(501)	76,071
Eliminations	—	(28,937)	—	—	—
Total	$139,841	$—	$16,727	$14,546	$751,288

Three Months Ended July 31, 2009

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$45,993	$11,154	$9,737	$(1,952)	$234,209
Central	29,847	11,884	3,634	4,745	159,120
Western	25,157	6,123	3,758	4,992	175,012
FCR recycling	21,668	164	1,931	1,857	107,376
Other	9,792	—	432	(530)	86,154
Eliminations	—	(29,325)	—	—	—
Total	$132,457	$—	$19,492	$9,112	$761,871

Sources of our total revenue are as follows:

	Three Months Ended July 31,
	2010	2009
Collection	$52,676	$53,108
Disposal	29,380	29,742
Power generation	5,714	6,369
Processing and recycling	14,799	11,778
Solid waste operations	102,569	100,997
Major accounts	10,401	9,792
FCR recycling	26,871	21,668
Total revenues	$139,841	$132,457

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments.  Amounts for the three months ended July 31, 2009 have been revised to conform to this presentation.

12.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

Effective August 1, 2000, we entered into a joint venture agreement with Louisiana-Pacific Corporation  to combine our respective cellulose insulation businesses into a single operating entity, GreenFiber. Our investment in GreenFiber amounted to $25,840 and $23,454 at April 30, 2010 and July 31, 2010, respectively.  We account for our 50% ownership in GreenFiber using the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	April 30, 2010	July 31, 2010
Current assets	$16,969	$13,812
Noncurrent assets	56,770	55,776
Current liabilities	11,553	13,026
Noncurrent liabilities	$9,625	$8,904

	Three Months Ended July 31,
	2010	2009
Revenue	$17,438	$21,119
Gross profit	1,786	4,760
Net loss	$(4,264)	$(2,437)

We also have a 10.6% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.  Our investment in these interests amounted to $15,123 at April 30, 2010 and July 31, 2010.  We account for these investments under the cost method of accounting.

13.          SUBSIDIARY GUARANTORS

Our Senior Subordinated Notes and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the Senior Subordinated Notes and Second Lien Notes and the Parent has no independent assets or operations.  Non-guarantor subsidiaries of the parent are considered minor as each represents less than 3% of total assets, stockholders’ equity, revenues, loss from continuing operations before income taxes and discontinued operations and cash flow from operating activities.  There are no significant restrictions on the ability of the Parent and the guarantor subsidiaries to obtain funds from subsidiaries by dividend or loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included under Item 1.  In addition, reference should be made to our audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended April 30, 2010.

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

•                  fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•                  projected future obligations related to capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•                  our ability to use our net operating losses and tax positions;

•                  the projected development of additional disposal capacity or expectations regarding permits of existing capacity;

•                  the recoverability or impairment of any of our assets or goodwill;

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in forward-looking statements.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2010.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. We operate in 14 states— including vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts and Maine; and stand alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

As of August 31, 2010, we owned and/or operated 31 solid waste collection operations, 30 transfer stations, 34 recycling facilities, eight Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility.  In addition, we hold a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  We also hold a 10.6% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Operating Results

Revenue and operating income (loss) based on our segments for the three months ended July 31, 2010 and 2009 are as follows (in millions):

	Revenues		Operating Income (Loss)
	Three Months Ended July 31,
Segment	2010	2009	2010	2009
Eastern	$45.1	$46.0	$2.8	$(2.0)
Central	28.2	29.8	3.7	4.7
Western	29.2	25.2	6.8	5.0
Total solid waste operations	102.5	101.0	13.3	7.7
FCR recycling	26.9	21.7	1.7	1.9
Other	10.4	9.8	(0.4)	(0.5)
Total revenues	$139.8	$132.5	$14.6	$9.1

For the quarter ended July 31, 2010, we reported revenues of $139.8 million, an increase of $7.3 million, or 5.6%, from $132.5 million for the quarter ended July 31, 2009.  Solid waste revenues increased 1.6%, with higher disposal and processing and recycling volumes accounting for 5.2% of the increase, 1.4% of the increase from positive commodity prices and volumes along with a 0.6% increase from fuel surcharges.  These increases were partially offset by volume decline in collection and power generation of 1.6%, 0.4% commodity price decrease, 0.3% related to a divestiture in the Eastern region, and 3.3% decline from the closure of a landfill.   Major accounts revenues increased 6.2% with volume improvement of 8.8% offset by 2.6% price decline.  As a percentage of total FCR recycling revenues, FCR revenues increased 24.0%, with 20.7% coming from higher commodity prices and 3.3% from higher volumes in the quarter relative to an overall recovery in the commodities industry over the past year.

Operating income for the quarter ended July 31, 2010 was $14.6 million compared to $9.1 million in the prior year comparable period and increased as a percentage of revenue to 10.4% from 6.9%.  Western region operating income increased $1.8 million compared to the prior year period due to higher disposal revenues associate with higher volume.  Eastern region operating income increased $4.8 million compared to the prior year period due to the gain on divestiture as discussed below along with the impact of lower landfill amortization expense associated with the closure of the Pine Tree landfill.  Central region operating income decreased by $1.0 million primarily due to lower disposal volumes.

Divestitures

In the quarter ended July 31, 2010, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station.  Total consideration amounted to $7.8 million with cash proceeds of $7.5 million.  We recorded a gain on divestiture of $3.5 million.

We completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for $0.4 million in cash.  In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for $1.4 million in cash.  We had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $0.04 million in the three months ended July 31, 2009.

Our contract for the FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation in the three months ended July 31, 2009.  The operating results of these operations for the three months ended July 31, 2009 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and income before income taxes attributable to discontinued operations for the three months ended July 31, 2009 amounted to $0.6 million and $0.2 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and assumptions which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of its evaluation form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2010.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 1 to our Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

General

Revenues

Our revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to energy, waste-to-energy, transfer, as well as processing and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our landfill facilities and transfer stations. Recycling revenues, which are included in FCR recycling and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  We also generate and sell electricity under a contract at our waste-to-energy facility and at certain of our landfill facilities.

GreenFiber’s business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognized half of the joint venture’s net income or loss on the equity method in our results of operations.  Our investments in RecycleRewards and Evergreen are accounted under the cost method of accounting.  Also, in the “Other” segment, we have ancillary revenues, including major customer accounts.

Our revenues are shown net of inter-company eliminations.  We typically establish our inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended July 31,
	2010		2009
Collection	$52.6	37.7%	$53.1	40.1%
Disposal	29.4	21.0%	29.7	22.5%
Power generation	5.7	4.1%	6.4	4.8%
Processing and recycling	14.8	10.6%	11.8	8.9%
Total solid waste operations	102.5	73.4%	101.0	76.3%
Major accounts	10.4	7.4%	9.8	7.4%
FCR recycling	26.9	19.2%	21.7	16.3%
Total revenues	$139.8	100.0%	$132.5	100.0%

Solid waste operations revenues decreased as a percentage of total revenues in the three months ended July 31, 2010 compared to the same period in the prior year mainly due to the decrease in collection and power generation revenues as a result of lower volumes, price decreases in disposal and power generation and a landfill closure and divestiture in the Eastern region.  These declines were offset by collection pricing improvements, processing and recycling operations commodity price improvements as well as increased volumes coming from disposal and recycling and processing.   The dollar increase in major accounts revenues in the three months ended July 31, 2010 compared to the prior year is primarily due to higher volumes, partially offset by price decreases.  FCR recycling revenues were higher in the three months ended July 31, 2010 primarily due to commodity price increases and higher volumes.

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

The following table sets forth for the periods indicated the percentage relationship that certain items from our consolidated financial statements bear to revenues.

	Three Months Ended July 31,
	2010	2009

Revenues	100.0%	100.0%
Cost of operations	67.8%	66.2%
General and administration	12.3%	12.2%
Depreciation and amortization	12.0%	14.7%
Gain on divestiture	-2.5%	0.0%
Operating income	10.4%	6.9%
Interest expense, net	10.5%	7.4%
Loss from equity method investments	1.5%	0.9%
Other income, net	-0.1%	0.4%
Provision for income taxes	0.6%	0.4%
Loss before discontinued operations	-2.1%	-2.2%

Three months ended July 31, 2010 and 2009

Revenues - Revenues increased $7.3 million, or 5.6%, to $139.8 million in the quarter ended July 31, 2010 from $132.5 million in the quarter ended July 31, 2009.  Solid waste revenues, increased $1.6 million, with $5.3 million coming from volume increases in our disposal and processing and recycling operations, $0.3 million from higher collection prices, $1.4 million from higher processing and recycling commodity prices and volumes, and $0.6 million from an increase in fuel surcharges.  These increases were partially offset by lower disposal, waste to energy, and processing and recycling prices amounting to $0.3 million, volume declines of $1.6 million for collection and power generation, $0.4 million from lower power generation commodity price and volume, $3.4 million related to the closure of a landfill in the Eastern region, and $0.4 million related to a divestiture in the collection and disposal segments.  Major accounts revenues increased $0.6 million with $0.9 million coming from volume increases offset by $0.3 million price decline.  FCR recycling revenues increased $5.2 million mainly due to increases in commodity prices and higher volumes.

Cost of operations - Cost of operations increased $7.2 million, or 8.2%, to $94.8 million in the quarter ended July 31, 2010 from $87.6 million in the quarter ended July 31, 2009 and increased as a percentage of revenue between periods to 67.8% from 66.2%.  The dollar increase in cost of operations is attributable to higher costs of purchased materials associated with increased revenues and higher direct labor costs in the FCR recycling segment along with higher solid waste operating costs including host and royalty fees and fuel costs.  The percentage of revenue increase in cost of operations is attributable to higher fuels costs and purchased materials costs in the FCR recycling segment.

General and administration - General and administration expenses increased $1.0 million, or 6.2%, to $17.2 million in the quarter ended July 31, 2010 from $16.2 million in the quarter ended July 31, 2009.  General and administration expenses as a percentage of revenues remained relatively consistent between periods.  The dollar increase in general and administration expenses is primarily from higher expense associated with salary and incentive compensation costs, consulting and bad debt expense, partially offset by lower legal expense.

Depreciation and amortization - Depreciation and amortization expense decreased $2.8 million, or 14.4%, to $16.7 million in the quarter ended July 31, 2010 from $19.5 million in the quarter ended July 31, 2009.  Landfill amortization expense decreased by $2.4 million in the quarter ended July 31, 2010 associated with the closure of the Pine Tree landfill which ceased operations in the quarter ended January 31, 2010, offset by higher amortization at other sites due to higher volumes.  Depreciation expense was relatively flat between periods.  Depreciation and amortization expense as a percentage of revenue decreased to 12.0% in the quarter ended July 31, 2010 from 14.7% in the quarter ended July 31, 2009.

Interest expense, net - Net interest expense increased $4.8 million, or 49.0%, to $14.6 million in the quarter ended July 31, 2010 from $9.8 million in the quarter ended July 31, 2009.  This increase is primarily attributable to higher average interest rates associated with our new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 10.5% in the quarter ended July 31, 2010 from 7.4% in the quarter ended July 31, 2009.

Loss from equity method investments - The loss from equity method investments in the quarter ended July 31, 2010 is attributable to our 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the quarter ended July 31, 2010, of which our share was $2.1 million, compared to a loss in the quarter ended July 31, 2009, of which our share was $1.2 million.  GreenFiber’s lower revenues and higher net loss for the quarter ended July 31, 2010 compared to the quarter ended July 31, 2009 are due to slower housing starts.

Provision for income taxes — Provision for income taxes increased $0.2 million to $0.8 million in the quarter ended July 31, 2010 from $0.6 million in the quarter ended July 31, 2009.  The effective tax rate changed to (36.7)% for the quarter ended July 31, 2010 from (23.6)% for the quarter ended July 31, 2009.  The provision for income taxes in the quarter ended July 31, 2010 includes $0.7 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.1 million in current tax provision.  The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

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

We had net working capital deficit of $6.3 million at July 31, 2010 compared to a deficit of $10.1 million at April 30, 2010.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at July 31, 2010 was primarily due to higher trade receivables.

On July 9, 2009, we completed the refinancing of our then existing senior credit facility with a Senior Secured Credit Facility, consisting of a $177.5 million revolving credit facility (the “New Revolver”), a $130.0 million aggregate principal term loan (the “New Term Loan”) and the offering of $180.0 million aggregate principal amount of Second Lien Notes.  The net proceeds from the Senior Secured Credit Facility and Second Lien Notes offering were used to refinance the borrowings under our $525.0 million then existing senior credit facility due April 2010.

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

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with our prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014.  If we fail to refinance the Senior Subordinated Notes due 2013 on or before January 31, 2012 the due date for the New Term Loan shall be December 31, 2012. We have the right to request an increase in the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at our discretion, subject to certain conditions.

As of July 31, 2010, we were in compliance with all financial covenants as follows:

Senior Secured Credit Facility Covenant	Twelve months ended July 31, 2010	Covenant requirements - July 31, 2010
Total funded debt / Bank-defined cash flow metric (1)	4.43	5.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.93	3.90 Max.
Interest coverage	2.40	1.80 Min.

(1)          Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, July 31, 2010.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (dollars in thousands):

Twelve Months Ended July 31, 2010
Net cash provided by operating activities	$58,332

Changes in assets and liabilities, net of effects of acquisitions and divestitures	9,211
Gain on sale of equipment and assets	4,500
Stock based compensation, net of excess tax benefit on exercise of options	(2,342)
Environmental remediation charge	(335)
Interest expense plus amortization of premium on senior notes less discount on term loan and second lien notes	57,839
Provision for income taxes, net of deferred taxes	50
Adjustments to income as allowed by Senior Secured Credit Facility Agreement	2,675

Bank - defined cash flow metric	$129,930

Further advances were available under the New Revolver in the amount of $95.7 million as of July 31, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $49.8 million as of July 31, 2010, at which date no amount had been drawn.

The Second Lien Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that we maintain a minimum consolidated fixed charge coverage ratio.  As of July 31, 2010, we were in compliance with all covenants under the Second Lien Notes.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150.0 million from equity offerings to repurchase our 9.75% senior subordinated notes due 2013 (the “Senior Subordinated Notes”) or our outstanding Second Lien Notes, subject to the restrictions as described in the amendment.  We are also permitted to use up to $50.0 million of borrowings under the Senior Secured Credit Facility to repurchase the Senior Subordinated Notes, subject to the restrictions as described in the amendment.

As of July 31, 2010, we had outstanding $195.0 million of Senior Subordinated Notes which mature in February 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.   The Senior Subordinated Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that we maintain a minimum consolidated fixed charge coverage ratio.  As of July 31, 2010, we were in compliance with all covenants under the Senior Subordinated Notes.

On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine of $25.0 million aggregate principal amount of our Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”) which mature in January 2025, subject to certain redemption rights. The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, we borrowed the proceeds of the Bonds to pay for certain costs relating to equipment acquisition for solid waste collection and transportation services, all located in Maine.

On July 31, 2008, we completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at July 31, 2010 was $11.9 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $13.3 million for the three months ended July 31, 2010 compared to $24.2 million for the same period of the prior fiscal year.  Depreciation and amortization decreased by $2.8 million in the three months ended July 31, 2010 versus the prior year, due primarily to lower landfill amortization expense associated with the closure of the Pine Tree landfill which ceased operations in the quarter ended January 31, 2010, offset by higher amortization at other sites due to higher volumes.  In the three months ended July 31, 2010, we recorded a gain on divestiture of our Cape Cod and Rochester, Massachusetts assets amounting to $3.5 million.

Cash from changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $6.7 million for the three months ended July 31, 2010 compared to the three months ended July 31, 2009.  Changes in accounts receivable amounted to a $2.7 million decrease for the three months ended July 31, 2010 compared to a $4.8 million decrease in the three months ended July 31, 2009.  Changes in accounts payable during the three months ended July 31, 2010 amounted to $1.5 million of cash provided compared with $0.6 million of cash provided in the prior year comparable period due to the timing of certain payments.  Changes in prepaid expenses, inventories and other assets amounted to cash provided of $0.7 million in the three months ended July 31, 2010 compared to cash provided of $2.1 million in the three months ended July 31, 2009.  The decrease in cash provided of $1.4 million from the prior year is due primarily to the higher deposit balances at April 30, 2009.  Changes in accrued expenses and other liabilities amounted to cash used of $3.2 million in the three months ended July 31, 2010 compared to cash provided of $5.0 million in the three months ended July 31, 2009.  The decrease in cash provided of $8.2 million is due primarily to the following: (1) changes in accrued interest associated with higher interest rates and the timing of payments amounting to a $5.0 million decrease, (2) higher payments in the three months ended July 31, 2010 for capping, closure and post-closure costs amounting to a decrease of $2.2 million and (3) changes in accrued payroll amounting to a $0.2 million decrease.

Net cash used in investing activities was $8.8 million for the three months ended July 31, 2010 compared to $19.0 million used in investing activities in the same period of the prior fiscal year.  The reduction in cash used of $10.2 million is due primarily to (1) lower capital expenditures in the three months ended July 31, 2010 compared to the three months ended July 31, 2009 amounting to $2.4 million and (2) proceeds from the divestiture of our Cape Cod and Rochester, Massachusetts assets amounting to $7.5 million in the three months ended July 31, 2010.

Net cash used in financing activities was $4.5 million for the three months ended July 31, 2010 compared to cash used of $6.0 million in the same period of the prior fiscal year.  The decrease in cash used relates primarily to deferred financing fees associated with the refinancing in the three months ended July 31, 2009 as discussed above offset by higher net borrowings.

We generally meet liquidity needs from operating cash flow and our Senior Secured Credit Facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of July 31, 2010, to minimize our commodity exposure, we were party to seventeen commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.  Increases in fuel costs have been passed on through a fuel recovery program.  However, competitive factors and economic conditions may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation.

Our business is located mainly in the eastern United States.  Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions.

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the Indenture (the “Indenture”) dated as of July 9, 2009, by and among us, our guarantor subsidiaries and Wilmington Trust Company, as trustee, relating to the Second Lien Notes , each person that is a beneficial holder of the Second Lien Notes shall not knowingly acquire the Second Lien Notes such that, after giving effect thereto, such person owns 10% or more of our  consolidated debt for which our relevant subsidiaries are obligated (and to dispose of our Notes or other debt to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. Pursuant to Section 4.18 of the Indenture, we have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with the first paragraph of Section 2.17 of the Indenture.  As of July 31, 2010, that dollar amount was $53.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $185.7 million of long-term debt at July 31, 2010.  The interest rate on the variable rate portion of long-term debt was approximately 6.3% at July 31, 2010.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through our FCR recycling operation, we market a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  We use a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of July 31, 2010 we were party to seventeen commodity hedge contracts that manage pricing fluctuations on a portion of our OCC and ONP volumes.  These contracts expire between August 2010 and December 2011.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We expect to be able to replace our expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended July 31, 2010, management’s estimate of the impact on our operating income for such quarter is between $0.3 million and $0.4 million.  Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of July 31, 2010, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a)                                  Legal Proceedings

North Country Landfill Expansion

Our subsidiary, North Country Environmental Services, Inc. (“NCES”) is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  The trial of the consolidated actions has been set for January 2011, but NCES expects to file a motion to continue the trial in early September 2010.

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

NCES filed a petition for declaratory and injunctive relief with the New Hampshire Superior Court on February 10, 2009 related to the NHDES’s December 12, 2008 denial.  NCES amended this petition following NHDES’s March 25, 2009 denial.  In its amended petition, NCES sought declarations that NHDES’s denials were unlawful on several grounds.  NCES also sought preliminary injunctive relief that would have required NHDES to immediately resume its consideration of NCES’s request to modify its standard permit.  In addition, NCES sought permanent injunctive relief that would require NHDES to review the permit modification application in conformity with the Superior Court’s declarations.   In October 2009, NCES moved successfully — with NHDES’s concurrence — to stay the litigation so that NHDES could consider the results of certain remedial work NCES undertook during the 2009 construction season.  NCES sought the stay because the outcome of this review by NHDES could affect the scope of the litigation.

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.   On August 27, 2010, NHDES granted the application, thereby authorizing NCES to develop approximately one million cubic yards of disposal capacity.  Any appeal of this decision must be filed no later than September 26, 2010.  NCES is currently considering whether NHDES’s August 27, 2010 decision moots or otherwise renders unnecessary the pending litigation in the Waste Management Council and in the superior court against NHDES.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting our subsidiary, Southbridge Recycling and Disposal Park, a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows Southbridge Recycling and Disposal Park, subject to numerous conditions, to accept into the Landfill up to 405,000 tons of waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal names as defendants the Southbridge BOH, its individual members and Southbridge Recycling and Disposal Park. On August 21, 2008, Southbridge Recycling and Disposal Park reached a settlement with the Sturbridge BOH, pursuant to which Southbridge Recycling and Disposal Park agreed to fund an escrow account to be controlled by the Sturbridge BOH, in the amount of $.05 million. The Sturbridge BOH withdrew as a party to the Appeal on August 22, 2008.

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing.  Plaintiffs appealed that decision, and we filed a joint motion with the Sturbridge BOH to dismiss contending that the appeal was filed late and is subject to dismissal as a matter of law. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”).  On July 1, 2010, the Board of Health of the Town of Sturbridge filed a complaint challenging MADEP’s issuance of the Conversion Permit, despite its prior settlement.  However, due to procedural irregularities in the Board of Health’s filing, the court has not accepted the filing as complete and the lawsuit has therefore not officially been initiated.  MADEP as the issuing agency and defendant will be required to defend the Final Permit.  We will assist to the extent required or requested.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), have filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  CRMC also alleges that NCES has violated the terms of an Operations and Maintenance Agreement in operating the landfill gas management system.  NCES denies these allegations, and intends to vigorously defend against these claims.  We do not believe that this matter will have a material adverse effect on our business, financial condition or results of operations or cash flows.

Vermont Attorney General Matter

We have been a party to an Assurance of Discontinuance (“AOD”) entered into on May 17, 2002 with the Vermont Attorney General’s Office, which relates to our business activities in Vermont regarding certain contract terms, and certain acquisition guidelines.  On March 23, 2010, we were the recipient of a Civil Investigative Subpoena requesting information and documents regarding our compliance with the AOD.  We have been, and will continue to be, responsive to the inquiries proffered by the Vermont Attorney General’s office.  We do not believe that this matter will have a material adverse effect on our business, financial condition or results of operations or cash flows.

Other

We are a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, we believe are material to our financial condition, results of operations or cash flows.

We offer no prediction of the outcome of any of the proceedings or negotiations described above. We are vigorously defending each of these lawsuits and claims. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition or results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 31, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: September 2, 2010	By:	/s/ Edwin D. Johnson
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

10.1 +	Employment Agreement by and between Casella Waste Systems, Inc. and Edwin D. Johnson dated as of July 6, 2010.
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

+ - Filed Herewith

++ - Furnished Herewith