Form 10-Q
period 2010-10-31
CASELLA WASTE SYSTEMS INC
filed 2010-12-02
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 30, 2010:

Class A Common Stock, $0.01 par value per share:	25,247,454
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	October 31,	April 30,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,044	$2,035
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,551 and $1,641	65,032	61,722
Notes receivable - officer/employees	140	139
Refundable income taxes	1,556	1,316
Prepaid expenses	6,180	5,710
Inventory	4,038	3,604
Deferred income taxes	5,096	5,461
Other current assets	1,491	2,001

Total current assets	87,653	82,064

Property, plant and equipment, net of accumulated depreciation and amortization of $625,640 and $595,023	478,715	480,053
Goodwill	125,792	125,792
Intangible assets, net	2,603	3,085
Restricted assets	311	228
Notes receivable - officer/employees	1,145	1,149
Deferred income taxes	553	553
Investments in unconsolidated entities	38,825	40,965
Other non-current assets	16,628	17,217
Non-current assets held for sale	—	3,708

	664,572	672,750

	$752,225	$754,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	October 31,	April 30,
	2010	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$2,425	$2,000
Current maturities of financing lease obligations	1,471	1,449
Accounts payable	43,419	40,139
Accrued payroll and related expenses	4,831	4,596
Accrued interest	11,742	11,769
Current accrued capping, closure and post-closure costs	3,668	7,765
Other accrued liabilities	25,536	22,362

Total current liabilities	93,092	90,080

Long-term debt and capital leases, less current maturities	551,833	556,130
Financing lease obligations, less current maturities	10,066	10,832
Accrued capping, closure and post-closure costs, less current portion	33,620	32,237
Deferred income taxes	6,494	6,277
Other long-term liabilities	8,691	8,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,185,000 and 24,944,000 shares as of October 31, 2010 and April 30, 2010, respectively	252	249
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(344)	(785)
Additional paid-in capital	283,644	281,899
Accumulated deficit	(235,133)	(231,077)
Total stockholders’ equity	48,429	50,296

	$752,225	$754,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009

Revenues	$141,009	$133,094	$280,850	$265,551

Operating expenses:
Cost of operations	92,978	86,379	187,824	174,007
General and administration	17,406	14,755	34,630	30,980
Depreciation and amortization	16,791	18,309	33,518	37,801
Gain on divestiture	—	—	(3,502)	—
	127,175	119,443	252,470	242,788
Operating income	13,834	13,651	28,380	22,763
Other expense/(income), net:
Interest income	(11)	(28)	(26)	(61)
Interest expense	14,529	15,006	29,176	24,851
Loss from equity method investment	506	159	2,638	1,378
Loss on debt modification	—	—	—	511
Other income	(317)	(247)	(412)	(291)
Other expense, net	14,707	14,890	31,376	26,388

Loss from continuing operations before income taxes and discontinued operations	(873)	(1,239)	(2,996)	(3,625)
Provision for income taxes	281	457	1,060	1,019

Loss from continuing operations before discontinued operations	(1,154)	(1,696)	(4,056)	(4,644)

Discontinued operations:
Income from discontinued operations (net of income tax provision of $65 and $152)	—	97	—	226
Income on disposal of discontinued operations (net of income tax provision of $32 and $60)	—	48	—	89

Net loss applicable to common stockholders	$(1,154)	$(1,551)	$(4,056)	$(4,329)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Earnings per share:
Basic and diluted:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(0.04)	$(0.06)	$(0.16)	$(0.18)
Income from discontinued operations, net	—	—	—	0.01
Income on disposal of discontinued operations, net	—	—	—	—

Net loss per common share applicable to common stockholders	$(0.04)	$(0.06)	$(0.16)	$(0.17)

Basic and diluted weighted average common shares outstanding	26,058	25,733	25,981	25,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(4,056)	$(4,329)
Income from discontinued operations, net	—	(226)
Income on disposal of discontinued operations, net	—	(89)
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on divestiture	(3,502)	—
Gain on sale of equipment	(310)	(916)
Depreciation and amortization	33,518	37,801
Depletion of landfill operating lease obligations	4,299	3,165
Interest accretion on landfill and environmental remediation liabilities	1,656	1,738
Amortization of premium on senior subordinated notes	(386)	(356)
Amortization of discount on term loan and second lien notes	1,088	626
Loss from equity method investment	2,638	1,378
Loss on debt modification	—	511
Stock-based compensation	1,480	1,040
Excess tax benefit on the vesting of restricted stock	(117)	—
Deferred income taxes	1,185	875
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(3,310)	(4,883)
Accounts payable	3,280	(353)
Prepaid expenses, inventories and other assets	273	1,032
Accrued expenses and other liabilities	(2,224)	2,664
	39,568	44,322
Net Cash Provided by Operating Activities	35,512	39,678

Cash Flows from Investing Activities:
Additions to property, plant and equipment - growth	(1,201)	(2,643)
- maintenance	(31,180)	(29,757)
Payments on landfill operating lease contracts	(2,250)	(4,538)
Proceeds from divestiture	7,533	—
Proceeds from sale of equipment	555	2,497
Net Cash Used In Investing Activities	(26,543)	(34,441)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	76,900	413,144
Principal payments on long-term debt	(84,236)	(405,344)
Payment of financing costs	(357)	(13,980)
Proceeds from exercise of stock options	160	85
Excess tax benefit on the vesting of restricted stock	117	—
Net Cash Used in Financing Activities	(7,416)	(6,095)

Discontinued Operations:
Net cash provided by operating activities	—	453
Net cash provided by investing activities	456	571
Cash Provided by Discontinued Operations	456	1,024

Net increase in cash and cash equivalents	2,009	166
Cash and cash equivalents, beginning of period	2,035	1,838

Cash and cash equivalents, end of period	$4,044	$2,004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$26,225	$17,212
Income taxes, net of refunds	$117	$550

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Casella Waste Systems, Inc. (“the Parent”) and its subsidiaries (collectively, “we”, “us” or “our”).  We are a regional, integrated solid waste services company which provides a full range of solid waste services including collection, disposal, power generation and processing and recycling.  We also market recyclable paper, metals, aluminum, plastics and glass, which have been processed at our facilities or purchased from third parties.

The consolidated balance sheet as of October 31, 2010, the consolidated statements of operations for the three and six months ended October 31, 2010 and 2009 and the consolidated statements of cash flows for the six months ended October 31, 2010 and 2009 are unaudited.  In the opinion of management, such financial statements, together with the consolidated balance sheet as of April 30, 2010, include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies are more fully discussed in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2010 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2010.  The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended April 30, 2010 included in the Annual Report.  The results for the three and six month periods ended October 31, 2010 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2011.

We consider events or transactions that have occurred after the balance sheet date of October 31, 2010, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of this filing.

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

Fair Value Measurements and Disclosures

In January 2010, FASB issued additional guidance on fair value disclosures. The guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which was required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted this guidance with no effect on our consolidated financial position or results of operations.

2.                                     RECLASSIFICATION

We have made reclassifications in our Consolidated Statements of Operations to conform information for the three and six months ended October 31, 2009 to our current period presentation. The supplementary financial information included in this section has also been updated to reflect these changes.

3.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill at both October 31, 2010 and April 30, 2010:

Eastern Region	Central Region	Western Region	FCR Recycling	Total

$38	$32,996	$55,302	$37,456	$125,792

Intangible assets at October 31, 2010 and April 30, 2010 consist of the following:

	Covenants Not to Compete	Client Lists	Licensing Agreements	Contract Acquisition Costs	Patents	Total
Balance, October 31, 2010
Intangible assets	$14,478	$2,177	$920	$424	$250	$18,249
Less accumulated amortization	(13,814)	(1,025)	(460)	(128)	(219)	(15,646)
	$664	$1,152	$460	$296	$31	$2,603

Balance, April 30, 2010
Intangible assets	$14,488	$2,177	$920	$424	$250	$18,259
Less accumulated amortization	(13,666)	(922)	(302)	(111)	(173)	(15,174)
	$822	$1,255	$618	$313	$77	$3,085

Intangible amortization expense for the three and six months ended October 31, 2010 and 2009 was $243, $133, $494 and $285, respectively.  The intangible amortization expense estimated for the five fiscal years following fiscal year 2010 and thereafter is as follows:

2011	2012	2013	2014	2015	Thereafter
$899	$511	$449	$401	$350	$475

4.             ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	October 31,	April 30,
	2010	2010
Beginning Balance	$40,002	$41,890
Obligations incurred	1,580	4,016
Revisions in estimates	(338)	(2,438)
Accretion expense	1,587	3,281
Payments	(5,543)	(6,747)
Ending Balance	$37,288	$40,002

5.             LONG-TERM DEBT

On July 9, 2009, we completed the refinancing of our then existing senior credit facility with a senior secured first lien credit facility (the “Senior Secured Credit Facility”), consisting of a $177,500 revolving credit facility (the “New Revolver”) and a $130,000 aggregate principal term loan (the “New Term Loan”). In connection with the Senior Secured Credit Facility, we simultaneously completed the offering of $180,000 aggregate principal amount of 11% senior second lien notes due 2014 (the “Second Lien Notes”).  The net proceeds from the Senior Secured Credit Facility and from the Second Lien Notes offering were used to refinance the borrowings under our previous $525,000 senior credit facility.

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

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with our prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. If we fail to refinance our 9.75% senior subordinated notes due February 2013 (the “Senior Subordinated Notes”) on or before October 31, 2012, the due date for the New Term Loan shall be December 31, 2012. We have the right to request an increase in the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, in our discretion, subject to certain conditions of the Senior Secured Credit Facility Agreement.

Further advances were available under the New Revolver in the amount of $97,655 as of October 31, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $49,845 as of October 31, 2010, at which date no amount had been drawn.

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

We recorded a charge of $511 as a loss on debt modification in the quarter ended July 31, 2009 relating to the unamortized deferred financing costs associated with the refinancing of our previous senior credit facility.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150,000 from equity offerings to repurchase our Senior Subordinated Notes or our outstanding Second Lien Notes.  We are also permitted to use up to $50,000 of borrowings under the Senior Secured Credit Facility to repurchase the Senior Subordinated Notes.

6.                                  COMMITMENTS AND CONTINGENCIES

(a)                                  Legal Proceedings

North Country Landfill Expansion

Our subsidiary, North Country Environmental Services, Inc. (“NCES”) is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  The trial of the consolidated actions has been set for January 2011.  NCES filed a motion to continue the trial in early September 2010.

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

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.  On August 27, 2010, NHDES granted the modified permit, thereby authorizing NCES to develop approximately one million cubic yards of disposal capacity.  The Town did not appeal this decision, but there were two appeals filed with the New Hampshire Waste Management council.  One appeal was filed by a group of local citizens and seeks to invalidate the approval.  The other appeal was filed by a company with which NCES has certain agreements relating to the operation of the gas management system at the landfill and the use of the landfill gas and seeks modification of the approval with respect to the criteria governing the operation of the gas management system.  The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval.  No hearing has been set on these appeals.

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

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we have filed a joint motion with the Southbridge BOH to dismiss, contending that the appeal was filed late and is subject to dismissal as a matter of law. On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal will be heard by the Massachusetts Supreme Judicial Court, upon its own motion. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”).  On July 1, 2010, the Board of Health of the Town of Sturbridge filed a pro se complaint challenging MADEP’s issuance of the Conversion Permit, despite its prior settlement.  However, due to procedural irregularities in the Board of Health’s filing, the court has not accepted the filing as complete and the lawsuit has therefore not officially been initiated.  However, on or about August 1, 2010, the Board of Health of the Town of Sturbridge filed a second complaint challenging MADEP’s issuance of the Conversion Permit on different but similar grounds.  MADEP as the issuing agency and defendant will be required to defend the Final Permit.  We will assist to the extent required or requested.

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

We offer no prediction of the outcome of any of the proceedings or negotiations described above. We are vigorously defending each of these lawsuits and claims. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012.  WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in third quarter of fiscal year 2009.  In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows.  Such charges could be significantly higher if costs exceed estimates, or one or more of the other responsible parties fail to meet their obligation.  We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using an appropriate discount rate (3.12%).  At October 31, 2010 and April 30, 2010, we have recorded $4,596 and $4,551, respectively, related to this liability including the recognition of $34, $56, $69 and $111 of accretion expense in the three and six months ended October 31, 2010 and 2009.

7.             STOCK-BASED COMPENSATION

In June, 2010, we granted a combination of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  The vesting of half of the stock units is based on the attainment of a targeted annual return on net assets in fiscal year 2013 (performance stock units) and the vesting of the other half is based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock units).  As of October 31, 2010, the performance stock units included in the June, 2010 grant could result in the issuance of up to 582 shares of Class A Common Stock based on the attainment of a targeted annual return on net assets in fiscal year 2013 and the restricted stock units could result in the issuance of up to 465 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.  The performance and restricted stock units were granted at a grant date fair value of $3.83 per share.

As of October 31, 2010 there were 396 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the six months ended October 31, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2010	2,639	$11.28
Granted	280	$3.86
Exercised	—	$—
Class A Common Stock Issued	—	$—
Forfeited	(603)	$9.70
Outstanding,October 31, 2010	2,316	$10.80
Exercisable, October 31, 2010	2,031	$11.76

A summary of restricted stock, restricted stock unit and performance stock unit activity for the six months ended October 31, 2010 is as follows:

	Restricted Stock / Restricted Stock Units	Performance Stock Units (1)
Outstanding, April 30, 2010	695	775
Granted	545	469
Class A Common Stock Issued	(194)	—
Forfeited	(27)	(29)
Outstanding, October 31, 2010	1,019	1,215

(1) Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 764 shares of Class A Common Stock.

We recorded $825, $446, $1,433 and $953 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock during the three and six months ended October 31, 2010 and 2009.  We also recorded $25, $64, $47 and $87 of stock-based compensation expense for our Employee Stock Purchase Plan during the three and six months ended October 31, 2010 and 2009.

Stock-based compensation expense is included in general and administration expenses in the consolidated statement of operations.  The unrecognized stock-based compensation expense at October 31, 2010 related to unvested stock options and restricted stock units was $3,005, to be recognized over a weighted average period of 2.2 years.  We expect to recognize $2,398 of expense related to outstanding performance stock units over the weighted average period based on expected metrics at October 31, 2010.  Maximum unrecognized stock-based compensation expense at October 31, 2010 related to outstanding performance stock units was $5,677, to be recognized over a weighted average period of 1.6 years subject to the attainment of performance metrics.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three and six months ended October 31, 2010 were made using the Black-Scholes valuation model. The fair value of our stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and six months ended October 31, 2010 and 2009:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Stock Options:
Expected life	4.73 years	—	6.53 years	—
Risk-free interest rate	1.38%	—	1.80%	—
Expected volatility	85.59%	—	85.59%	—
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.33%	0.35%	0.33%	0.35%
Expected volatility	47.45%	243.78%	47.45%	243.78%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For shares issued under our Employee Stock Purchase Plan and stock options granted during the six months ended October 31, 2010, expected volatility is calculated using the average of weekly historical volatility of our Class A Common Stock over the expected life.

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

8.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Numerator:
Net loss applicable to common stockholders	$(1,154)	$(1,551)	$(4,056)	$(4,329)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,185	24,745	25,185	24,745
Class B common stock	988	988	988	988
Unvested restricted stock	(78)	—	(78)	—
Effect of weighted average shares outstanding during period	(37)	—	(114)	(22)
Weighted average number of common shares used in basic EPS	26,058	25,733	25,981	25,711
Impact of potentially dilutive securities:
Dilutive effect of options and restricted / performance stock units	—	—	—	—
Weighted average number of common shares used in diluted EPS	26,058	25,733	25,981	25,711

For the three and six months ended October 31, 2010, 4,366 shares of Class A common stock related to options and restricted / performance stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and six months ended October 31, 2009, 4,267 shares of Class A common Stock related to options and restricted / performance stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive loss for the three and six months ended October 31, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Net loss applicable to common stockholders	$(1,154)	$(1,551)	$(4,056)	$(4,329)
Other comprehensive income (loss)	78	(1,016)	441	(2,729)
Comprehensive loss	$(1,076)	$(2,567)	$(3,615)	$(7,058)

The components of other comprehensive income (loss) for the three and six months ended October 31, 2010 and 2009 are shown as follows:

	Three Months Ended October 31,
	2010			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of marketable securities during the period	$(14)	$—	$(14)	$13	$—	$13
Change in fair value of commodity hedges during the period	(56)	(148)	92	(592)	—	(592)
Reclassification to earnings for commodity hedge contracts	(65)	(65)	—	(732)	(295)	(437)
	$(135)	$(213)	$78	$(1,311)	$(295)	$(1,016)

	Six Months Ended October 31,
	2010			2009
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of marketable securities during the period	$(20)	$—	$(20)	$18	$—	$18
Change in fair value of interest rate derivatives and commodity hedges during period	126	(580)	706	(1,589)	—	(1,589)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(150)	95	(245)	(1,939)	(781)	(1,158)
	$(44)	$(485)	$441	$(3,510)	$(781)	$(2,729)

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  We have evaluated these hedges and believe that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance.  Designated as effective cash flow hedges, the changes in the fair value of these derivatives are recognized in other comprehensive loss until the hedged item is settled and recognized as part of commodity revenue.  We recognize all derivatives on the balance sheet at fair value.

At October 31, 2010, we were party to four commodity hedge contracts for old corrugated cardboard (“OCC”) and eight commodity hedge contracts for old newsprint (“ONP”) as follows:

Inception Date Range	Commodity Type	Contract Date Range	Monthly Notional Ton Range	Fixed Price Per Ton Received Range
February 2008 - March 2010	OCC	April 2008 - June 2011	75 - 500	$102 - $120
June 2007 - March 2010	ONP	June 2007 - December 2011	350 - 1500	$86 - $127

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross carrying value of our commodity hedges was $395 at October 31, 2010 with $331 recorded in other current assets and $64 recorded in other non-current assets in our Consolidated Balance Sheets.  In accordance with derivative and hedging guidance, the offset to this, net of taxes of $922, is recorded to accumulated other comprehensive loss.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

We use a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, and Level 3, defined as unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments.  Our derivative instruments include commodity hedges.  As of October 31, 2010, we had no interest rate derivatives.  We use commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or liability.  As of October 31, 2010, our assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at October 31, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$311	$—	$—

Liabilities:
Commodity derivatives	$—	$290	$—

During the three and six months ended October 31, 2010 and 2009 there were no nonrecurring fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At October 31, 2010, the fair market value of our fixed rate debt including the Second Lien Notes and the 9.75% Senior Subordinated Notes due February 2013 was approximately $394,875 and the carrying value was $372,954.  At October 31, 2010, the fair market value of our Senior Secured Credit Facility which includes the New Revolver and New Term Loan was approximately $159,504 and the carrying value was $152,937.

11.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Discontinued operations:

We completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for $400 in cash.  In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for $1,350.  We had previously accounted for these transactions as assets under contractual obligation.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $48 and $89 in the three and six months ended October 31, 2009, respectively.

Our contract for the FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010.  Accordingly, this operation has been treated as a discontinued operation.

The operating results of these operations for the six months ended October 31, 2009 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues attributable to discontinued operations for the three and six months ended October 31, 2009 amounted to $639 and $1,283, respectively.  Income before income taxes attributable to discontinued operations for the three and six months ended October 31, 2009 amounted to $162 and $378, respectively.

We have recorded liabilities associated with previous divestitures amounting to approximately $349 at October 31, 2010.

We allocate interest expense to discontinued operations. We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

12.          SEGMENT REPORTING

We manage and evaluate our solid waste operations on a geographic basis through three regions, designated as the Eastern, Central and Western regions, which include a full range of solid waste services including collection, disposal, power generation and processing and recycling.  Our revenues in the FCR recycling segment are derived primarily from the processing and recycling and sale of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts and earnings from equity method investment are included in Other.

Three Months Ended October 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,681	$9,997	$6,184	$377	$226,425
Central	30,035	11,554	4,095	4,729	160,991
Western	30,353	6,252	3,859	7,671	182,644
FCR recycling	26,801	181	2,012	1,740	107,674
Other	10,139	—	641	(683)	74,491
Eliminations	—	(27,984)	—	—	—
Total	$141,009	$—	$16,791	$13,834	$752,225

Three Months Ended October 31, 2009

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$47,252	$10,869	$8,677	$1,788	$232,606
Central	28,775	10,993	3,530	5,028	158,868
Western	25,116	6,025	3,764	4,783	177,648
FCR recycling	22,257	113	1,930	2,571	106,209
Other	9,694	—	408	(519)	83,087
Eliminations	—	(28,000)	—	—	—
Total	$133,094	$—	$18,309	$13,651	$758,418

Six Months Ended October 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$88,801	$20,677	$12,376	$3,207	$226,425
Central	58,291	23,155	7,927	8,470	160,991
Western	59,545	12,673	7,936	14,433	182,644
FCR recycling	53,672	415	3,996	3,455	107,674
Other	20,541	—	1,283	(1,185)	74,491
Eliminations	—	(56,920)	—	—	—
Total	$280,850	$—	$33,518	$28,380	$752,225

Six Months Ended October 31, 2009

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$93,245	$22,023	$18,414	$(164)	$232,606
Central	58,622	22,877	7,164	9,772	158,868
Western	50,273	12,147	7,523	9,774	177,648
FCR recycling	43,925	277	3,861	4,428	106,209
Other	19,486	—	839	(1,047)	83,087
Eliminations	—	(57,324)	—	—	—
Total	$265,551	$—	$37,801	$22,763	$758,418

Sources of our total revenue are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Collection	$52,241	$53,352	$104,916	$106,460
Disposal	30,893	28,633	60,273	58,375
Power generation	6,273	7,159	11,986	13,528
Processing and recycling	14,662	11,999	29,462	23,777
Solid waste operations	104,069	101,143	206,637	202,140
Major accounts	10,139	9,694	20,541	19,486
FCR recycling	26,801	22,257	53,672	43,925
Total revenues	$141,009	$133,094	$280,850	$265,551

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for the three and six months ended October 31, 2009 have been revised to conform to this presentation.

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

Effective August 1, 2000, we entered into a joint venture agreement with Louisiana-Pacific Corporation to combine our respective cellulose insulation businesses into a single operating entity, GreenFiber. Our investment in GreenFiber amounted to $23,699 and $25,840 at October 31, 2010 and April 30, 2010, respectively. We account for our 50% ownership in GreenFiber using the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	October 31, 2010	April 30, 2010
Current assets	$17,261	$16,969
Noncurrent assets	$54,140	$56,770
Current liabilities	$11,732	$11,553
Noncurrent liabilities	$11,930	$9,625

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Revenues	$20,581	$28,897	$38,018	$50,016
Gross profit	$3,793	$6,931	$5,578	$11,691
Net loss	$(1,012)	$(318)	$(5,276)	$(2,756)

We also have a 10.6% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. Our investment in these interests amounted to $15,123 at October 31, 2010 and April 30, 2010. We account for these investments under the cost method of accounting.

14.          SUBSIDIARY GUARANTORS

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

As of November 30, 2010, we owned and/or operated 31 solid waste collection operations, 30 transfer stations, 34 recycling facilities, eight Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility. In addition, we hold a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. We also hold a 10.6% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Operating Results

Revenues and operating income (loss) based on our segments for the three and six months ended October 31, 2010 and 2009 are as follows (in millions):

	Revenues		Operating Income (Loss)
	Three Months Ended October 31,
Segment	2010	2009	2010	2009
Eastern	$43.7	$47.2	$0.4	$1.8
Central	30.0	28.8	4.7	5.0
Western	30.4	25.1	7.7	4.8
Total solid waste operations	104.1	101.1	12.8	11.6
FCR recycling	26.8	22.3	1.7	2.6
Other	10.1	9.7	(0.7)	(0.5)
Total	$141.0	$133.1	$13.8	$13.7

	Revenues		Operating Income (Loss)
	Six Months Ended October 31,
Segment	2010	2009	2010	2009
Eastern	$88.8	$93.3	$3.2	$(0.2)
Central	58.3	58.6	8.5	9.8
Western	59.5	50.3	14.4	9.8
Total solid waste operations	206.6	202.2	26.1	19.4
FCR recycling	53.7	43.9	3.5	4.4
Other	20.6	19.5	(1.2)	(1.0)
Total	$280.9	$265.6	$28.4	$22.8

For the three months ended October 31, 2010, we reported revenues of $141.0 million, an increase of $7.9 million, or 5.9%, from $133.1 million for the three months ended October 31, 2009. As a percentage of solid waste revenues, solid waste revenues increased 2.9%, with higher disposal, power generation and processing and recycling volumes accounting for 10.1% of the increase, 1.0% from higher commodity price and volumes, 0.1% increase from increased fuel surcharges along with a 0.5% increase from an acquisition in the Eastern region. These increases were partially offset by a 1.4% volume decline in collection, 1.3% price decline in power generation, 2.0% decline related to a divestiture in the Eastern region, and a 4.1% decline from the closure of a landfill.  As a percentage of major accounts revenues, major accounts revenues increased 4.6% with volume representing 4.2% of the increase and 0.4% resulting from higher price. As a percentage of total FCR recycling revenues, FCR revenues increased 20.4%, with 14.6% coming from higher commodity prices and 5.8% from higher volumes.

Operating income for the three months ended October 31, 2010 was $13.8 million compared to $13.7 million in the prior year comparable period and decreased between years as a percentage of revenue to 9.8% from 10.3%. Western region operating income increased $2.9 million compared to the prior year period primarily due to higher disposal revenues associated with higher volume. Eastern region operating income decreased $1.4 million compared to the prior year period primarily due to lower power revenue at Maine Energy associated with lower market rates for power. FCR recycling operating income decreased by $0.9 million compared to the prior year period due primarily to higher labor and maintenance costs.

Divestitures

In the quarter ended July 31, 2010, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station. Total consideration amounted to $7.8 million with cash proceeds of $7.5 million. We recorded a gain on divestiture of $3.5 million.

We completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for $0.4 million in cash. In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for $1.4 million in cash. We had previously accounted for these transactions as assets under contractual obligation. This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $0.05 million and $0.09 million in the three months and six months ended October 31, 2009.

Our contract for the FCR Recycling Cape May operation expired in the third quarter of fiscal year 2010. Accordingly, this operation has been treated as a discontinued operation in the six months ended October 31, 2009. The operating results of these operations for the six months ended October 31, 2009 have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues attributable to discontinued operations for the three and six months ended October 31, 2009 amounted to $0.6 million and $1.3 million, respectively. Income before income taxes attributable to discontinued operations for the three and six months ended October 31, 2009 amounted to $0.2 million and $0.4 million, respectively.

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

General

Revenues

Our revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste collection, disposal, power generation and processing and recycling. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing their solid waste at our facilities. Recycling revenues, which are included in FCR recycling and the Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  We also generate and sell electricity under contract at our waste-to-energy facility and at certain of our landfill facilities.

GreenFiber’s business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture’s net income or loss on the equity method in our results of operations.  Our investments in RecycleRewards and Evergreen are accounted for under the cost method of accounting.  Also, in the “Other” segment, we have ancillary revenues, including major customer accounts.

Our revenues are shown net of inter-company eliminations.  We typically establish our inter-company transfer pricing based upon prevailing market rates.  The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended October 31,				Six Months Ended October 31,
	2010		2009		2010		2009
Collection	$52.2	37.1%	$53.3	40.1%	$104.9	37.4%	$106.5	40.1%
Disposal	30.9	21.9%	28.6	21.5%	60.2	21.4%	58.4	22.0%
Power generation	6.3	4.4%	7.2	5.4%	12.0	4.3%	13.5	5.1%
Processing and recycling	14.7	10.4%	12.0	9.0%	29.5	10.5%	23.8	9.0%
Total solid waste operations	104.1	73.8%	101.1	76.0%	206.6	73.6%	202.2	76.2%
Major accounts	10.1	7.2%	9.7	7.3%	20.6	7.3%	19.5	7.3%
FCR recycling	26.8	19.0%	22.3	16.7%	53.7	19.1%	43.9	16.5%
Total revenues	$141.0	100.0%	$133.1	100.0%	$280.9	100.0%	$265.6	100.0%

Solid waste operations revenues decreased as a percentage of total revenues in the three and six months ended October 31, 2010 compared to the same periods in the prior year mainly due to the decrease in collection and power generation revenues.  Volume decline and a divestiture in the Eastern region drove collection revenues to a lower percentage in these periods while power generation revenues were negatively impacted by price.  These declines were offset by increases in disposal and processing and recycling revenues.   Disposal volume showed improvement over the same periods in the prior year, but were offset by price decline and partially offset by a divestiture and the closure of a landfill.  Processing and recycling revenues were higher as a result of volume, commodity price and commodity volume.  The dollar increase in major accounts revenues in the three and six months ended October 31, 2010 compared to the prior year was primarily due to higher volumes, slightly offset by price decreases in the six months ended October 31, 2010.  FCR recycling revenues were higher in the three and six months ended October 31, 2010 primarily due to commodity price increases and higher commodity volumes.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	65.9%	64.9%	66.9%	65.5%
General and administration	12.3%	11.1%	12.3%	11.7%
Depreciation and amortization	11.9%	13.8%	11.9%	14.2%
Gain on divestiture	0.0%	0.0%	-1.2%	0.0%
Operating income	9.9%	10.2%	10.1%	8.6%
Interest expense, net	10.3%	11.3%	10.4%	9.3%
Loss from equity method investment	0.4%	0.1%	0.9%	0.5%
Other income, net	-0.2%	-0.2%	-0.1%	0.1%
Provision for income taxes	0.2%	0.3%	0.4%	0.4%
Loss before discontinued operations	-0.8%	-1.3%	-1.5%	-1.7%

Three months ended October 31, 2010 versus October 31, 2009

Revenues - Revenues increased $7.9 million, or 5.9%, to $141.0 million in the three months ended October 31, 2010 from $133.1 million in the three months ended October 31, 2009.  Solid waste revenues, increased $3.0 million, with $10.2 million coming from volume increases in our disposal, power generation and processing and recycling operations, $0.3 million from higher collection prices, $1.0 million from higher processing and recycling commodity prices and volumes, $0.3 million from higher power generation commodity volume and $0.5 million related to tuck-in acquisitions in the Eastern and Central regions.  These increases were partially offset by price decline in our disposal and energy prices of $0.4 million, collection volume declines of $1.4 million, $1.3 million from lower power generation commodity prices, $4.1 million related to the closure of a landfill in the Eastern region, and $2.1 million related to a divestiture in the Eastern region.  Major accounts revenues increased $0.4 million primarily due to increased volumes.  FCR recycling revenues increased $4.5 million mainly due to increases in commodity prices and higher volumes.

Cost of operations - Cost of operations increased $6.6 million, or 7.6%, to $93.0 million in the quarter ended October 31, 2010 from $86.4 million in the quarter ended October 31, 2009 and increased as a percentage of revenue between periods to 65.9% from 64.9%.  The dollar increase in cost of operations is primarily attributable to higher costs of purchased materials associated with increased revenues and higher direct labor costs in the FCR recycling segment along with higher solid waste operating costs including host and royalty fees and fuel costs.  The percentage of revenue increase in cost of operations is attributable to higher purchased materials costs in the FCR recycling segment.

General and administration - General and administration expenses increased $2.6 million, or 17.6%, to $17.4 million in the quarter ended October 31, 2010 from $14.8 million in the quarter ended October 31, 2009.  The dollar increase in general and administration expenses is primarily from higher expense associated with increased salary and incentive compensation costs along with higher legal, travel, consulting and advertising expenses.  General and administration expenses as a percentage of revenues increased to 12.3% in the quarter ended October 31, 2010 from 11.1% in the quarter ended October 31, 2009.

Depreciation and amortization - Depreciation and amortization expense decreased $1.5 million, or 8.2%, to $16.8 million in the quarter ended October 31, 2010 from $18.3 million in the quarter ended October 31, 2009.  Landfill amortization expense decreased by $1.1 million in the quarter ended October 31, 2010 associated with the closure of the Pine Tree Landfill which ceased operations in the quarter ended January 31, 2010 offset by higher amortization at other sites due to higher volumes. Depreciation expense decreased $0.4 million between periods.  Depreciation and amortization expense as a percentage of revenue decreased to 11.9% in the quarter ended October 31, 2010 from 13.8% in the quarter ended October 31, 2009.

Interest expense, net -  Net interest expense decreased $0.5 million, or 3.3%, to $14.5 million in the quarter ended October 31, 2010 from $15.0 million in the quarter ended October 31, 2009.  This decrease is primarily attributable to lower debt balances and slightly reduced variable interest rates.  Net interest expense, as a percentage of revenues, decreased to 10.3% in the quarter ended October 31, 2010 from 11.3% in the quarter ended October 31, 2009.

Loss from equity method investment - The loss from equity method investment in the quarter ended October 31, 2010 is attributable to our 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the quarter ended October 31, 2010, of which our share was $0.5 million, compared to a loss in the quarter ended October 31, 2009, of which our share was $0.2 million.  GreenFiber’s lower revenues and higher net loss for the quarter ended October 31, 2010 compared to the quarter ended October 31, 2009 are due to a continued depressed new housing market, which is GreenFiber’s primary market.  GreenFiber’s net loss for the quarter ended October 31, 2010 includes a benefit due to the reversal of a charge recorded in a previous period associated with a legal contingency, of which our share was $0.9 million.

Provision for income taxes - Provision for income taxes decreased $0.2 million to $0.3 million for the quarter ended October 31, 2010 from $0.5 million in the quarter ended October 31, 2009.  The effective tax rate changed to (32.2)% in the quarter ended October 31, 2010 from (36.9)% in the quarter ended October 31, 2009.  The provision for income taxes in the quarter ended October 31, 2010 includes $0.3 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets.  The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

Six Months Ended October 31, 2010 versus October 31, 2009

Revenues - Revenues increased $15.3 million, or 5.8%, to $280.9 million in the six months ended October 31, 2010 from $265.6 million in the six months ended October 31, 2009.  Solid waste revenues increased $4.5 million, with $15.3 million coming from volume increases in our disposal, power generation and processing and recycling operations, $0.6 million from higher collection prices, $2.3 million from higher processing and recycling commodity prices and commodity volumes, $0.3 million from higher power generation commodity volume, $0.7 million from fuel surcharges, and $0.8 million related to tuck-in acquisitions in the Eastern and Central regions.  These increases were partially offset by lower disposal and energy prices of $0.6 million, volume declines of $2.8 million for collection, $1.7 million from lower power generation commodity price, $7.5 million related to the closure of a landfill in the Eastern region, and $2.8 million related to a divestiture in the Eastern region.  Major accounts revenues increased $1.0 million due to increased volumes, partially offset by price declines.  FCR recycling revenues increased $9.8 million mainly due to increases in commodity prices and higher commodity volumes.

Cost of operations - Cost of operations increased $13.8 million, or 7.9%, to $187.8 million in the six months ended October 31, 2010 from $174.0 million in the six months ended October 31, 2009 and increased as a percentage of revenue between periods to 66.9% from 65.5%.  The dollar increase in cost of operations is attributable to an increase in the cost of purchased materials associated with higher FCR recycling revenues as well as higher fuel costs, direct labor and higher host and royalty fees.  The percentage of revenue increase in cost of operations is attributable to higher purchased materials costs in the FCR recycling segment.

General and administration - General and administration expenses increased $3.6 million, or 11.6%, to $34.6 million in the six months ended October 31, 2010 from $31.0 million in the six months ended October 31, 2009.  The dollar increase in general and administration expenses is primarily due to higher expense associated with increased salary and incentive compensation costs along with higher, legal, travel and consulting expenses.  General and administration expenses as a percentage of revenue increased to 12.3% in the six months ended October 31, 2010 from 11.7% in the six months ended October 31, 2009.

Depreciation and amortization - Depreciation and amortization expense decreased $4.3 million, or 11.4%, to $33.5 million in the six months ended October 31, 2010 from $37.8 million in the six months ended October 31, 2009.  Landfill amortization expense decreased by $3.7 million in the six months ended October 31, 2010 associated with the closure of the Pine Tree Landfill which ceased operations in the quarter ended January 31, 2010 offset by higher amortization at other sites due to higher volumes.  Depreciation expense decreased between periods by $0.8 million, primarily due to lower capital spending in our solid waste regions.  Depreciation and amortization expense as a percentage of revenue decreased to 11.9% in the six months ended October 31, 2010 from 14.2% in the six months ended October 31, 2009 due to revenue increases.

Interest expense, net - Net interest expense increased $4.4 million, or 17.7%, to $29.2 million in the six months ended October 31, 2010 from $24.8 million in the six months ended October 31, 2009.  This increase is primarily attributable to higher average interest rates associated with our new capital structure which was put in place on July 9, 2009.  Net interest expense, as a percentage of revenues, increased to 10.4% in the six months ended October 31, 2010 from 9.3% in the six months ended October 31, 2009.

Loss from equity method investment - The loss from equity method investment in the six months ended October 31, 2010 is attributable to our 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the six months ended October 31, 2010, of which our share was $2.6 million, compared to a loss in the six months ended October 31, 2009, of which our share was $1.4 million.  GreenFiber’s net loss for the six months ended October 31, 2010 includes a benefit due to the reversal of a charge recorded in a previous period associated with a legal contingency, of which our share was $0.9 million.

Loss on debt modification - The loss in the six months ended October 31, 2009 of $0.5 million is due to the write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter ended July 31, 2009.

Provision for income taxes - Provision for income taxes increased $0.1 million to $1.1 million in the six months ended October 31, 2010 from $1.0 million in the six months ended October 31, 2009.  The effective tax rate changed to (35.4)% in the six months ended October 31, 2010 from (28.1)% in the six months ended October 31, 2009.  The provision for income taxes in the six months ended October 31, 2010 includes $1.0 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.1 million in current tax provision.  The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

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

We had net working capital deficit of $9.5 million at October 31, 2010 compared to a deficit of $10.1 million at April 30, 2010.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at October 31, 2010 was primarily due to higher trade receivables and lower current accrued capping, closure and post-closure liabilities.  These were offset by higher accounts payable and other accrued liabilities.

On July 9, 2009, we completed the refinancing of our then existing senior credit facility with a Senior Secured Credit Facility, consisting of a $177.5 million revolving credit facility (the “New Revolver”), a $130.0 million aggregate principal term loan (the “New Term Loan”) and the offering of $180.0 million aggregate principal amount of Second Lien Notes.  The net proceeds from the Senior Secured Credit Facility and Second Lien Notes offering were used to refinance the borrowings under our previous $525.0 million then existing senior credit facility.

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

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with our prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014.  If we fail to refinance our 9.75% senior subordinated notes due 2013 (the “Senior Subordinated Notes”) on or before January 31, 2012 the due date for the New Term Loan shall be December 31, 2012. We have the right to request an increase in the amount of the Senior Secured Credit Facility by an aggregate amount of $42.5 million at our discretion, subject to certain conditions.

As of October 31, 2010, we were in compliance with all financial covenants as follows:

Senior Secured Credit Facility Covenant	Twelve months ended October 31, 2010	Covenant requirements - October 31, 2010
Total funded debt / Bank-defined cash flow metric (1)	4.43	5.60 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.92	3.75 Max.
Interest coverage	2.40	1.80 Min.

(1)          Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, October 31, 2010.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended October 31, 2010
Net cash provided by operating activities	$65.1

Changes in assets and liabilities, net of effects of acquisitions and divestitures	3.0
Gain on sale of equipment and assets	4.2
Stock based compensation, net of excess tax benefit on exercise of options	(2.6)
Environmental remediation charge	(0.3)
Interest expense plus amortization of premium on senior notes less discount on term loan and second lien notes	57.3
Provision for income taxes, net of deferred taxes	(0.3)
Adjustments as allowed by Senior Secured Credit Facility Agreement	3.1

Bank - defined cash flow metric	$129.5

Further advances were available under the New Revolver in the amount of $97.7 million as of October 31, 2010.  The available amount is net of outstanding irrevocable letters of credit totaling $49.8 million as of October 31, 2010, at which date no amount had been drawn.

The Second Lien Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that we maintain a minimum consolidated fixed charge coverage ratio.  As of October 31, 2010, we were in compliance with all covenants under the Second Lien Notes.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150.0 million from equity offerings to repurchase the Senior Subordinated Notes or the Second Lien Notes.  We are also permitted to use up to $50.0 million of borrowings under the Senior Secured Credit Facility to repurchase the Senior Subordinated Notes.

As of October 31, 2010, we had outstanding $195.0 million of Senior Subordinated Notes which mature in February 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.   The Senior Subordinated Notes indenture contains negative covenants that restrict dividends, stock repurchases and other payments, and also limits the incurrence of debt and issuance of preferred stock by requiring that we maintain a minimum consolidated fixed charge coverage ratio.  As of October 31, 2010, we were in compliance with all covenants under the Senior Subordinated Notes.

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

On July 31, 2008, we completed a financing transaction for the construction of two single-stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company.  The balance on the facility at October 31, 2010 was $11.5 million.  The financing has a seven year term at a fixed rate of interest (approximately 7.1%).

Net cash provided by operating activities amounted to $35.5 million for the six months ended October 31, 2010 compared to $39.7 million for the same period of the prior fiscal year.  The decrease is attributable to lower depreciation and amortization which decreased by $4.3 million in the six months ended October 31, 2010 versus the prior year, due primarily to lower landfill amortization expense associated with the closure of the Pine Tree landfill which ceased operations in the quarter ended January 31, 2010, offset by higher amortization at other sites due to higher volumes.  In the six months ended October 31, 2010, we recorded a gain on divestiture of our Cape Cod and Rochester, Massachusetts assets amounting to $3.5 million.

Cash from changes in assets and liabilities, net of effects of acquisitions and divestitures, decreased $0.4 million for the six months ended October 31, 2010 compared to the six months ended October 31, 2009.  Changes in accounts receivable amounted to a $3.3 million decrease for the six months ended October 31, 2010 compared to a $4.9 million decrease in the six months ended October 31, 2009.  Changes in accounts payable during the six months ended October 31, 2010 amounted to $3.3 million of cash provided compared with $0.4 million of cash used in the prior year comparable period due to the timing of certain payments.  Changes in prepaid expenses, inventories and other assets amounted to cash provided of $0.3 million in the six months ended October 31, 2010 compared to cash provided of $1.0 million in the six months ended October 31, 2009.  The decrease in cash provided of $0.6 million from the prior year is due primarily to higher prepaid expense balances at April 30, 2009 amounting to a $1.2 million decrease offset by lower other assets at October 31, 2010.  Changes in accrued expenses and other liabilities amounted to cash used of $2.2 million in the six months ended October 31, 2010 compared to cash provided of $2.7 million in the six months ended October 31, 2009.  The decrease in cash provided of $4.9 million is due primarily to the following: (1) changes in accrued interest associated with higher interest rates and the timing of payments amounting to a $5.6 million decrease, (2) higher payments in the six months ended October 31, 2010 for capping, closure and post-closure costs amounting to a decrease of $1.7 million, offset by (3) higher other accrued liabilities at October 31, 2010 associated primarily with accruals for additions to property, plant and equipment amounting to an increase of $2.5 million.

Net cash used in investing activities was $26.5 million for the six months ended October 31, 2010 compared to $34.4 million used in investing activities in the same period of the prior fiscal year.  The reduction in cash used of $7.9 million is due primarily to (1) lower payments on landfill operating lease contracts in the six months ended October 31, 2010 compared to the six months ended October 31, 2009 amounting to $2.3 million and (2) proceeds from the divestiture of our Cape Cod and Rochester,

Massachusetts assets amounting to $7.5 million in the six months ended July 31, 2010, offset by (3) lower proceeds from sale of equipment in the six months ended October 31, 2010 compared to the six months ended October 31, 2009 amounting to $1.6 million.

Net cash used in financing activities was $7.4 million for the six months ended October 31, 2010 compared to cash used of $6.1 million in the same period of the prior fiscal year.  The increase in cash used relates primarily to long-term debt reductions in the six months ended October 31, 2010 amounting to $7.3 million compared to long term debt borrowing in the prior year amounting to $7.8 million.  The $15.1 million decrease was offset by deferred financing fees associated with the refinancing in the six months ended October 31, 2009 as discussed above amounting to a $13.6 million increase.

We generally meet liquidity needs from operating cash flow and our Senior Secured Credit Facility.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of October 31, 2010, to minimize our commodity exposure, we were party to twelve commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the Indenture (the “Indenture”) dated as of July 9, 2009, by and among us, our guarantor subsidiaries and Wilmington Trust Company, as trustee, relating to the Second Lien Notes , each person that is a beneficial holder of the Second Lien Notes shall not knowingly acquire the Second Lien Notes such that, after giving effect thereto, such person owns 10% or more of our  consolidated debt for which our relevant subsidiaries are obligated (and to dispose of our Notes or other debt to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. Pursuant to Section 4.18 of the Indenture, we have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with the first paragraph of Section 2.17 of the Indenture.  As of October 31, 2010, that dollar amount was $53.3 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $183.4 million of long-term debt at October 31, 2010.  The weighted average interest rate on the variable rate portion of long-term debt was approximately 6.2% at October 31, 2010.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through our FCR recycling operation, we market a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  We use a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of October 31, 2010 we were party to twelve commodity hedge contracts that manage pricing fluctuations on a portion of our OCC and ONP volumes.  These contracts expire between March 2011 and December 2011.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We expect to be able to replace our expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended October 31, 2010, management’s estimate of the impact on our operating income for such quarter is between $0.2 million and $0.3 million.  Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

North Country Landfill Expansion

Our subsidiary, North Country Environmental Services, Inc. (“NCES”) is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.    In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action and continued the March 2010 trial date that had been set in the enforcement action.  The trial of the consolidated actions has been set for January 2011.  NCES filed a motion to continue the trial in early September 2010.

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

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.   On August 27, 2010, NHDES granted the modified permit, thereby authorizing NCES to develop approximately one million cubic yards of disposal capacity.  The Town did not appeal this decision, but there were two appeals filed with the New Hampshire Waste Management council.  One appeal was filed by a group of local citizens and seeks to invalidate the approval.  The other appeal was filed by a company with which NCES has certain agreements relating to the operation of the gas management system at the landfill and the use of the landfill gas and seeks modification of the approval with respect to the criteria governing the operation of the gas management system.  The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval.  No hearing has been set on these appeals.

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

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing.  Plaintiffs appealed that decision, and we have filed a joint motion with the Southbridge BOH to dismiss, contending that the appeal was filed late and is subject to dismissal as a matter of law. On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal will be heard by the Massachusetts Supreme Judicial Court, upon its own motion. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”).  On July 1, 2010, the Board of Health of the Town of Sturbridge filed a pro se complaint challenging MADEP’s issuance of the Conversion Permit, despite its prior settlement.  However, due to procedural irregularities in the Board of Health’s filing, the court has not accepted the filing as complete and the lawsuit has therefore not officially been initiated.  However, on or about August 1, 2010, the Board of Health of the Town of Sturbridge filed a second complaint challenging MADEP’s issuance of the Conversion Permit on different but similar grounds.  MADEP as the issuing agency and defendant will be required to defend the Final Permit.  We will assist to the extent required or requested.

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

We offer no prediction of the outcome of any of the proceedings or negotiations described above. We are vigorously defending each of these lawsuits and claims. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of October 31, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 2, 2010	By: /s/ Edwin D. Johnson
Edwin D. Johnson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

+ - Filed Herewith

++ - Furnished Herewith