Form 10-Q
period 2011-01-31
CASELLA WASTE SYSTEMS INC
filed 2011-03-03
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2011:

Class A Common Stock, $0.01 par value per share:	25,330,494
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	January 31,	April 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,531	$2,035
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,530 and $1,602	47,603	51,370
Notes receivable - officer/employees	141	139
Refundable income taxes	1,304	1,316
Prepaid expenses	6,346	5,414
Inventory	3,538	2,928
Deferred income taxes	4,627	5,461
Other current assets	1,269	2,001
Current assets of discontinued operations	12,773	11,324

Total current assets	83,208	82,064

Property, plant and equipment, net of accumulated depreciation and amortization of $610,089 and $570,079	455,265	457,670
Goodwill	100,430	100,430
Intangible assets, net	2,221	2,404
Restricted assets	317	228
Notes receivable - officer/employees	1,150	1,149
Deferred income taxes	548	553
Investments in unconsolidated entities	39,228	40,965
Other non-current assets	15,352	17,025
Non-current assets held for sale	—	3,708
Non-current assets of discontinued operations	47,440	48,618

	661,951	672,750
	—	—
	$745,159	$754,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	January 31,	April 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$2,411	$1,929
Current maturities of financing lease obligations	311	1,045
Accounts payable	34,859	35,056
Accrued payroll and related expenses	3,388	3,890
Accrued interest	11,570	11,769
Current accrued capping, closure and post-closure costs	3,256	7,765
Other accrued liabilities	22,408	21,727
Current liabilities of discontinued operations	8,641	6,899

Total current liabilities	86,844	90,080

Long-term debt and capital leases, less current maturities	562,998	556,130
Financing lease obligations, less current maturities	2,236	7,902
Accrued capping, closure and post-closure costs, less current portion	34,058	32,237
Deferred income taxes	6,615	6,277
Other long-term liabilities	8,992	8,962
Non-current liabilities of discontinued operations	—	2,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,317,000 and 24,944,000 shares as of January 31, 2011 and April 30, 2010, respectively	253	249
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive loss	(74)	(785)
Additional paid-in capital	284,725	281,899
Accumulated deficit	(241,498)	(231,077)
Total stockholders’ equity	43,416	50,296

	$745,159	$754,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Revenues	$111,627	$109,884	$356,515	$344,947

Operating expenses:
Cost of operations	76,933	73,724	237,584	226,986
General and administration	14,832	14,900	46,446	43,554
Depreciation and amortization	13,573	13,850	44,776	49,327
Gain on sale of assets	—	—	(3,502)	—
	105,338	102,474	325,304	319,867
Operating income	6,289	7,410	31,211	25,080
Other expense/(income), net:
Interest income	(15)	(25)	(41)	(86)
Interest expense	12,189	12,545	36,644	33,743
(Gain) loss from equity method investment	(102)	(73)	2,536	1,305
Loss on debt modification	115	—	115	511
Other income	(78)	(195)	(490)	(487)
Other expense, net	12,109	12,252	38,764	34,986

Loss from continuing operations before income taxes and discontinued operations	(5,820)	(4,842)	(7,553)	(9,906)
Provision for income taxes	1,079	572	2,139	941

Loss from continuing operations before discontinued operations	(6,899)	(5,414)	(9,692)	(10,847)

Discontinued operations:
Income from discontinued operations (net of income tax (benefit) provision of ($7), $598, ($7) and $1,401)	1,902	799	1,255	1,814
(Loss) gain on disposal of discontinued operations (net of income tax provision of $0, $162, $0, and $221)	(1,368)	239	(1,984)	328

Net loss applicable to common stockholders	$(6,365)	$(4,376)	$(10,421)	$(8,705)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Earnings per share:
Basic and diluted:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(0.26)	$(0.21)	$(0.37)	$(0.42)
Income from discontinued operations, net	0.07	0.03	0.05	0.07
(Loss) gain on disposal of discontinued operations, net	(0.05)	0.01	(0.08)	0.01

Net loss per common share applicable to common stockholders	$(0.24)	$(0.17)	$(0.40)	$(0.34)

Basic and diluted weighted average common shares outstanding	26,115	25,748	26,026	25,705

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (in thousands)

		Nine Months Ended January 31,
		2011	2010
	Cash Flows from Operating Activities:
	Net loss	$(10,421)	$(8,705)
	Income from discontinued operations, net	(1,255)	(1,814)
	Loss (gain) on disposal of discontinued operations, net	1,984	(328)
	Adjustments to reconcile net loss to net cash provided by operating activities -
	Gain on sale of assets	(3,502)	—
	Gain on sale of equipment	(399)	(1,099)
	Depreciation and amortization	44,776	49,327
	Depletion of landfill operating lease obligations	6,013	4,936
	Interest accretion on landfill and environmental remediation liabilities	2,487	2,668
	Amortization of premium on senior subordinated notes	(584)	(540)
	Amortization of discount on term loan and second lien notes	1,650	1,141
	Loss from equity method investment	2,536	1,305
	Loss on debt modification	115	511
	Stock-based compensation	2,052	1,598
	Excess tax benefit on the vesting of restricted stock	(122)	—
	Deferred income taxes	1,827	2,016
	Changes in assets and liabilities, net of effects of acquisitions and divestitures -
	Accounts receivable	3,767	(3,575)
	Accounts payable	(197)	(2,701)
	Prepaid expenses, inventories and other assets	483	(575)
	Accrued expenses and other liabilities	(5,956)	(463)
		54,946	54,549
	Net Cash Provided by Operating Activities	45,254	43,702

	Cash Flows from Investing Activities:
Additions to property, plant and equipment	— growth	(1,175)	(2,914)
	— maintenance	(40,268)	(35,532)
	Payments on landfill operating lease contracts	(4,977)	(7,803)
	Proceeds from sale of assets	7,533	—
	Proceeds from sale of equipment	631	2,782
	Investment in unconsolidated entities	—	(20)
	Net Cash Used In Investing Activities	(38,256)	(43,487)

	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	134,100	450,644
	Principal payments on long-term debt	(136,349)	(440,033)
	Payment of financing costs	(340)	(14,072)
	Proceeds from exercise of stock options	412	260
	Excess tax benefit on the vesting of restricted stock	122	—
	Net Cash Used In Financing Activities	(2,055)	(3,201)

	Discontinued Operations:
	Net cash provided by operating activities	3,850	3,416
	Net cash (used in) provided by investing activities	(1,905)	314
	Net cash used in financing activities	(3,392)	(411)
	Net Cash (Used In) Provided By Discontinued Operations	(1,447)	3,319

	Net increase in cash and cash equivalents	3,496	333
	Cash and cash equivalents, beginning of period	2,035	1,838

	Cash and cash equivalents, end of period	$5,531	$2,171

	Supplemental Disclosures of Cash Flow Information:
	Cash paid during the period for -
	Interest	$32,381	$25,746
	Income taxes, net of refunds	$142	$345

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its subsidiaries (collectively, “we”, “us” or “our”).  We are a regional, integrated solid waste services company, which provides a full range of solid waste services, including collection, disposal, power generation and processing and recycling.  We also market recyclable paper, metals, aluminum, plastics and glass, which have been processed at our facilities or purchased from third parties.

The consolidated balance sheet as of January 31, 2011, the consolidated statements of operations for the three and nine months ended January 31, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended January 31, 2011 and 2010 are unaudited.  In the opinion of management, such financial statements, together with the consolidated balance sheet as of April 30, 2010, include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies are more fully discussed in Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2010 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2010.  The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended April 30, 2010 included in the Annual Report.  The results for the three and nine month periods ended January 31, 2011 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2011.

On January 23, 2011 we entered into a purchase and sale agreement and related agreements to sell select non-integrated FCR recycling assets and select intellectual property assets to a new company formed by Pegasus Capital Advisors, L.P. and Intersection, LLC (the “Purchaser”) for $130,400 in gross proceeds (the “FCR Divestiture”).  Pursuant to these agreements, we will divest FCR Recycling assets located outside our core operating region of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 Material Recycling Facilities (“MRF’s), one transfer station and certain related intellectual property assets.  The results of these operations have been reported as discontinued operations for the three and nine months ended January 31, 2011 and 2010, respectively.  Following the transaction, we will retain four integrated MRFs located in our core operating regions.  For additional information see Note 11.

We completed the transaction on March 1, 2011 for $134,100 in gross cash proceeds, including an estimated $3,700 working capital adjustment.

We consider events or transactions that have occurred after the balance sheet date of January 31, 2011, but prior to the filing of the financial statements with the SEC on this Form 10-Q to provide additional  evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of this filing.

Adoption of New Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose entities.  We adopted this guidance effective May 1, 2010 with no effect on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures

In January 2010, FASB issued additional guidance on fair value disclosures. This guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which was required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted this guidance with no effect on our consolidated financial position or results of operations.

2.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill at both January 31, 2011 and April 30, 2010:

Eastern Region	Central Region	Western Region	Recycling	Total
$38	$32,996	$55,302	$12,094	$100,430

Intangible assets at January 31, 2011 and April 30, 2010 consist of the following:

	Covenants Not to Compete	Client Lists	Licensing Agreements	Patents	Total
Balance, January 31, 2011
Intangible assets	$14,931	$2,177	$250	$250	$17,608
Less accumulated amortization	(13,880)	(1,077)	(188)	(242)	(15,387)
	$1,051	$1,100	$62	$8	$2,221

Balance, April 30, 2010
Intangible assets	$14,488	$2,177	$250	$250	$17,165
Less accumulated amortization	(13,666)	(922)	—	(173)	(14,761)
	$822	$1,255	$250	$77	$2,404

Intangible amortization expense for the three and nine months ended January 31, 2011 and 2010 was $204, $169, $636 and $387, respectively.  The intangible amortization expense estimated for the five fiscal years following fiscal year 2010 and thereafter is as follows:

2011	2012	2013	2014	2015	Thereafter
$744	$444	$382	$334	$283	$217

3.             ACCRUED CAPPING, CLOSURE AND POST CLOSURE

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

	January 31,	April 30,
	2011	2010
Beginning Balance	$40,002	$41,890
Obligations incurred	2,188	4,016
Revisions in estimates	(1,120)	(2,438)
Accretion expense	2,384	3,281
Payments	(6,140)	(6,747)
Ending Balance	$37,314	$40,002

4.             LONG-TERM DEBT

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

For the first two fiscal quarters after July 9, 2009, the interest rate for borrowings under the New Revolver was LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin was and will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan is LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

The Senior Secured Credit Facility is subject to customary affirmative, negative, and financial covenants, generally consistent with our prior credit agreement. The New Revolver is due December 31, 2012 and the New Term Loan is due April 9, 2014. We have the right to request an increase in the amount of the Senior Secured Credit Facility by an aggregate amount of $42,500, at our discretion, subject to certain conditions of the Senior Secured Credit Facility Agreement.

Further advances were available under the New Revolver in the amount of $86,452 as of January 31, 2011.  The available amount is net of outstanding irrevocable letters of credit totaling $49,748 as of January 31, 2011, at which date no amount had been drawn.

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

We recorded a charge of $511 as a loss on debt modification in the quarter ended July 31, 2009 relating to the non-cash write off of unamortized deferred financing costs associated with the refinancing of our previous senior credit facility.  We recorded a charge of $115 as a loss on debt modification in the quarter ended January 31, 2011 relating to the non-cash write off of unamortized deferred financing costs associated with the repayment of certain financing lease obligations to facilitate the FCR Divestiture.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150,000 from equity offerings to repurchase our outstanding Second Lien Notes.  We are also permitted to use up to $50,000 of borrowings under the Senior Secured Credit Facility to repurchase Senior Subordinated Debt.

On February 7, 2011, we completed the offering of $200,000 of 7.75% senior subordinated notes due 2019 (the “2019 Notes”).  The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our 9.75% senior subordinated notes due February 2013 (the “Senior Subordinated Notes”) and to pay related transaction costs.

The 2019 Notes will mature on February 15, 2019, and interest will accrue at the rate of 7.75% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011.

The indenture governing the 2019 Notes contains certain negative covenants which restrict among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.  The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Secured Credit Facility and Second Lien Notes.

5.             COMMITMENTS AND CONTINGENCIES

(a)           Legal Proceedings

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state or local agencies.  In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us.  From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate.  In addition, we are party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable.  As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2.  In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss.  If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range.  When a loss is reasonably possible but not probable we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3.  As of January 31, 2011, there were no accruals established related to our outstanding legal proceedings.

We offer no prediction of the outcome of any of the proceedings or negotiations described below.  We are vigorously defending each of these lawsuits and claims.  However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), have filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages in the amount of approximately $1,500.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.

CRMC also alleges that NCES has violated the terms of an Operations and Maintenance Agreement in operating the landfill gas management system.  NCES denies these allegations, and intends to vigorously defend against these claims.  We believe that a loss in the range of zero to $250 is reasonably possible but not probable.

(b)           Tax Matters

During the quarter, we received an income tax assessment for years ending April 30, 2004 through April 30, 2006 of $3,852, which includes $1,632 in interest and penalties, from the State of New York related to the filing of combined returns in the state.  We do not believe that a loss is reasonably possible and no amounts have been accrued for this claim.

(c)           Environmental Liability

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012.  On February 28, 2011, the DEC issued their Proposed Remedial Action Plan (the “PRAP”) and will accept public comments through March 29, 2011.  We anticipate submitting extensive technical comments to the PRAP.  WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in third quarter of fiscal year 2009.  In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows.  Such charges could be significantly higher if costs exceed estimates.  We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using an appropriate discount rate (3.12%).  At January 31, 2011 and April 30, 2010, we have recorded $4,600 and $4,551, respectively, related to this liability including the recognition of $34, $57, $103 and $168 of accretion expense in the three and nine months ended January 31, 2011 and 2010.

6.             STOCK-BASED COMPENSATION

In June, 2010, we granted a combination of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees.  The vesting of half of the stock units is based on the attainment of a targeted annual return on net assets in fiscal year 2013 (performance stock units) and the vesting of the other half is based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock units).  As of January 31, 2011, the performance stock units included in the June, 2010 grant could result in the issuance of up to 575 shares of Class A Common Stock based on the attainment of a targeted annual return on net assets in fiscal year 2013 and the restricted stock units could result in the issuance of up to 460 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the date of the grant.  The performance stock units were granted at a grant date fair value of $4.20 per share and the restricted stock units were granted at a grant date fair value of $3.46 per share.

As of January 31, 2011 there were 450 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the nine months ended January 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2010	2,639	$11.28
Granted	280	$3.86
Exercised	(14)	$7.06
Forfeited	(641)	$9.61
Outstanding, January 31, 2011	2,264	$10.86
Exercisable, January 31, 2011	1,998	$11.79

A summary of restricted stock, restricted stock unit and performance stock unit activity for the nine months ended January 31, 2011 is as follows:

	Restricted Stock / Restricted Stock Units	Performance Stock Units (1)
Outstanding, April 30, 2010	695	775
Granted	561	469
Class A Common Stock Vested	(242)	—
Forfeited	(33)	(44)
Outstanding, January 31, 2011	981	1,200

(1) Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 753 shares of Class A Common Stock.

We recorded $656, $548, $1,956 and $1,421 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock during the three and nine months ended January 31, 2011 and 2010.  We also recorded $49, $90, $96 and $177 of stock-based compensation expense for our Employee Stock Purchase Plan during the three and nine months ended January 31, 2011 and 2010.

Stock-based compensation expense is included in general and administration expenses in the consolidated statement of operations.  The unrecognized stock-based compensation expense at January 31, 2011 related to unvested stock options and restricted stock units was $2,487, to be recognized over a weighted average period of 2.0 years.  We expect to recognize $1,728 of expense related to outstanding performance stock units over the weighted average period based on expected metrics at January 31, 2011.  Maximum unrecognized stock-based compensation expense at January 31, 2011 related to outstanding performance stock units was $4,404, to be recognized over a weighted average period of 1.4 years subject to the attainment of performance metrics.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three and nine months ended January 31, 2011 and 2010 were made using the Black-Scholes valuation model. The fair value of our stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions were used for the three and nine months ended January 31, 2011 and 2010:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Stock Options:
Expected life	—	—	6.53 years	—
Risk-free interest rate	—	—	1.80%	—
Expected volatility	—	—	85.59%	—
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.19%	0.18%	0.21%	0.18%
Expected volatility	44.24%	242.50%	47.15%	242.50%

The grant date fair value of the options granted in the nine months ended January 31, 2011 was $2.85 per option.

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. For shares issued under our Employee Stock Purchase Plan and stock options granted during the nine months ended January 31, 2011, expected volatility is calculated using the average of weekly historical volatility of our Class A Common Stock over the expected life.

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

7.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Numerator:
Net loss applicable to common stockholders	$(6,365)	$(4,376)	$(10,421)	$(8,705)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,317	24,944	25,317	24,944
Class B common stock	988	988	988	988
Unvested restricted stock	(141)	(122)	(141)	(122)
Effect of weighted average shares outstanding during period	(49)	(62)	(138)	(105)
Weighted average number of common shares used in basic EPS	26,115	25,748	26,026	25,705
Impact of potentially dilutive securities:
Dilutive effect of options and restricted / performance stock units	—	—	—	—
Weighted average number of common shares used in diluted EPS	26,115	25,748	26,026	25,705

For the three and nine months ended January 31, 2011, the impact of up to 4,259 shares and 4,304 shares, respectively, of Class A common stock related to options and restricted / performance stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

For the three and nine months ended January 31, 2010, the impact of up to 3,977 shares of  Class A common Stock related to options and restricted / performance stock units were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

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

Comprehensive loss for the three and nine months ended January 31, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net loss applicable to common stockholders	$(6,365)	$(4,376)	$(10,421)	$(8,705)
Other comprehensive income (loss)	269	(2,056)	711	(4,786)
Comprehensive loss	$(6,096)	$(6,432)	$(9,710)	$(13,491)

The components of other comprehensive income (loss) for the three and nine months ended January 31, 2011 and 2010 are shown as follows:

	Three Months Ended January 31,
	2011			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of marketable securities during the period	$(1)	$—	$(1)	$7	$—	$7
Change in fair value of commodity hedges during the period	56	(251)	307	(1,801)	—	(1,801)
Reclassification to earnings for commodity hedge contracts	10	47	(37)	(439)	(177)	(262)
	$65	$(204)	$269	$(2,233)	$(177)	$(2,056)

	Nine Months Ended January 31,
	2011			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Change in fair value of marketable securities during the period	$(21)	$—	$(21)	$25	$—	$25
Change in fair value of interest rate derivatives and commodity hedges during period	182	(832)	1,014	(3,391)	—	(3,391)
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(141)	141	(282)	(2,377)	(957)	(1,420)
	$20	$(691)	$711	$(5,743)	$(957)	$(4,786)

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

At January 31, 2011, we were party to four commodity hedge contracts for old corrugated cardboard (“OCC”) and eight commodity hedge contracts for old newsprint (“ONP”) as follows:

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets.  The gross carrying value of our commodity hedges was $159 at January 31, 2011 with $159 recorded in other current assets and $0 recorded in other non-current assets in our Consolidated Balance Sheets.  In accordance with derivative and hedging guidance, the offset to this, net of taxes of $646, is recorded to accumulated other comprehensive loss.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments.  Our derivative instruments include commodity hedges.  As of January 31, 2011, we had no interest rate derivatives.  We use commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or liability. As of January 31, 2011, our assets that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at January 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$317	$—	$—

Liabilities:
Commodity derivatives	$—	$379	$—

During the three and nine months ended January 31, 2011 and 2010 there were no nonrecurring fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At January 31, 2011, the fair value of our fixed rate debt including the Second Lien Notes and the Senior Subordinated Notes was approximately $399,481 and the carrying value was $372,973.  At January 31, 2011, the fair value approximates the carrying value of our Senior Secured Credit Facility which includes the New Revolver and New Term Loan of $164,258.

10.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

In the quarter ended July 31, 2010, we completed the sale of certain assets in Southeastern Massachusetts.   Total consideration amounted to $7,750 with cash proceeds of $7,533.  We recorded a gain on sale of assets of $3,502.  Assets of these operations were deemed as held for sale in the quarter ended April 30, 2010.  Non-current assets held for sale at April 30, 2010 were related to property, plant and equipment and amounted to $3,708.

Discontinued operations:

On January 23, 2011 we entered into a purchase and sale agreement and related agreements to sell select non-integrated FCR recycling assets and select intellectual property assets to the Purchaser for $130,400 in gross proceeds.  Pursuant to these agreements, we will divest FCR Recycling assets located outside our core operating region of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 MRF, one transfer station and certain related intellectual property assets.  Following the transaction, we will retain four integrated MRFs located in our core operating regions.  As a part of the disposition, we also entered into a ten year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

We completed the transaction on March 1, 2011 for $134,100 in gross cash proceeds, including an estimated $3,700 working capital adjustment.  After netting transaction costs and cash taxes payable in conjunction with the divestitures, we expect the net cash proceeds to amount to approximately $120,000. We intend to use the net cash proceeds from the divestiture and borrowings under our Senior Secured Revolving Credit Facility to repay the New Term Loan in full.

During the third quarter of fiscal year 2011, we completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840.  A gain amounting to $36 (net of tax) was recorded to (loss) gain on disposal of discontinued operations in the third quarter of fiscal year 2011.

The assets and liabilities of total discontinued operations are comprised of the following at January 31, 2011 and April 30, 2010, respectively:

	January 31, 2011	April 30, 2010
ASSETS:

Accounts receivable - trade, net	$11,645	$10,352
Prepaid expenses	344	296
Inventory	745	676
Other current assets	39	—
Total current assets	12,773	11,324

Property, plant and equipment, net	21,745	22,383
Goodwill	24,990	25,362
Intangible assets, net	606	681
Other non-current assets	99	192
	47,440	48,618
Total assets	60,213	59,942

LIABILITIES:

Current maturities of long-term debt and capital leases	13	475
Accounts payable	6,789	5,083
Accrued payroll and related expenses	841	706
Other accrued liabilites	998	635
Total current liabilities	8,641	6,899

Long-term debt and capital leases, less current maturities	—	2,930
Total liabilities	$8,641	$9,829

In fiscal year 2010 we completed divestitures and closed operations resulting in a gain on disposal of discontinued operations (net of tax) amounting to $239 and $328 in the three and nine months ended January 31, 2010, respectively. We received cash proceeds of $1,750 related to these divestiture transactions.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and income before income tax (benefit) provision attributable to discontinued operations for the three and nine months ended January 31, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues	$20,159	$16,446	$56,122	$48,217
Income before income taxes	$1,895	$1,397	$1,248	$3,215

We have recorded liabilities associated with previous divestitures amounting to approximately $336 at January 31, 2011.

We allocate interest expense to discontinued operations.  We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

11.          SEGMENT REPORTING

We manage and evaluate our solid waste operations on a geographic basis through three regions, designated as the Eastern, Central and Western regions, which include a full range of solid waste services including collection, disposal, power generation and processing and recycling.  Our revenues in our recycling segment represent activity from the four retained integrated MRFs located in our core operating regions and are derived primarily from the processing and recycling and sale of paper, metals, aluminum, plastics and glass.  Ancillary operations, major customer accounts, assets of discontinued operations and earnings from equity method investment are included in Other.

Three Months Ended January 31, 2011

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$41,598	$9,116	$5,560	$(186)	$221,778
Central	26,128	10,222	3,408	1,989	158,279
Western	25,084	5,576	3,303	3,925	180,109
Recycling	8,911	(44)	859	1,010	108,511
Other	9,906	—	443	(449)	76,482
Eliminations	—	(24,870)	—	—	—
Total	$111,627	$—	$13,573	$6,289	$745,159

Three Months Ended January 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,600	$10,807	$5,269	$1,738	$227,107
Central	25,532	9,488	3,270	2,700	157,940
Western	23,903	5,794	3,827	3,737	181,368
Recycling	7,435	(76)	791	23	106,207
Other	9,414	—	693	(788)	82,192
Eliminations	—	(26,013)	—	—	—
Total	$109,884	$—	$13,850	$7,410	$754,814

Nine Months Ended January 31, 2011

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$130,400	$29,792	$17,936	$2,568	$221,778
Central	84,419	33,377	11,335	10,151	158,279
Western	84,629	18,249	11,239	17,993	180,108
Recycling	26,620	(120)	2,540	2,227	108,511
Other	30,447	—	1,726	(1,728)	76,482
Eliminations	—	(81,298)	—	—	—
Total	$356,515	$—	$44,776	$31,211	$745,159

Nine Months Ended January 31, 2010

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$136,845	$32,829	$23,682	$945	$227,107
Central	84,154	32,365	10,434	12,064	157,940
Western	74,176	17,941	11,350	13,098	181,368
Recycling	20,871	11	2,328	636	106,207
Other	28,901	—	1,533	(1,663)	82,192
Eliminations	—	(83,146)	—	—	—
Total	$344,947	$—	$49,327	$25,080	$754,814

Sources of our total revenue are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Collection	$48,068	$49,127	$152,628	$155,587
Disposal	23,610	23,992	84,240	82,367
Power generation	7,170	7,314	19,156	20,842
Processing and recycling	13,962	12,602	43,424	36,379
Solid waste operations	92,810	93,035	299,448	295,175
Major accounts	9,906	9,414	30,447	28,901
Recycling	8,911	7,435	26,620	20,871
Total revenues	$111,627	$109,884	$356,515	$344,947

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments.  Amounts for the three and nine months ended January 31, 2010 have been revised to conform to this presentation.

12.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

Effective August 1, 2000, we entered into a joint venture agreement with Louisiana-Pacific Corporation to combine our respective cellulose insulation businesses into a single operating entity, GreenFiber.  Our investment in GreenFiber amounted to $24,101 and $25,840 at January 31, 2011 and April 30, 2010, respectively.  We account for our 50% ownership in GreenFiber using the equity method of accounting.

Summarized financial information for GreenFiber is as follows:

	January 31, 2011	April 30, 2010
Current assets	$21,136	$16,969
Noncurrent assets	$52,868	$56,770
Current liabilities	$13,740	$11,553
Noncurrent liabilities	$11,605	$9,625

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Revenues	$28,470	$32,528	$66,488	$82,545
Gross profit	$6,594	$8,056	$12,172	$19,747
Net income (loss)	$205	$146	$(5,071)	$(2,610)

We also have a 10.6% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.  Our investment in these interests amounted to $15,123 at January 31, 2011 and April 30, 2010.  We account for these investments under the cost method of accounting.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2010.  We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Recent Developments

On January 23, 2011 we entered into a purchase and sale agreement and related agreements to sell select non-integrated FCR recycling assets and select intellectual property assets to a new company formed by Pegasus Capital Advisors, L.P. and Intersection, LLC (the “Purchaser”) for $130.4 million in gross proceeds (the “FCR Divestiture”).  Pursuant to these agreements, we will divest FCR Recycling assets located outside our core operating region of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 Material Recycling Facilities (“MRF’s), one transfer station and certain related intellectual property assets.  Following the transaction, we will retain four integrated MRFs located in our core operating regions.  As a part of the disposition, we also entered into a ten year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs that were previously part of the FCR region.

We completed the transaction on March 1, 2011 for $134.1 million in gross cash proceeds, including an estimated $3.7 million working capital adjustment.  After netting transaction costs and cash taxes payable in conjunction with the divestitures, we expect the net cash proceeds to amount to approximately $120.0 million.  We intend to use the cash proceeds from the divestiture and borrowings under our Senior Secured Revolving Credit Facility to repay the aggregate principal term loan (the “New Term Loan”) in full upon the completion of the disposition.  In addition, at the closing of the transaction, Jim Bohlig, an officer and Board Member of the Company, will join the Purchaser as CEO.

On February 7, 2011, we completed the offering of $200.0 million of 7.75% senior subordinated notes due 2019 (the “2019 Notes”).  The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Secured Credit Facility and Second Lien Notes.  Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011.  We used the net proceeds from the offering of the 2019 Notes, together with other available funds, to refinance our 9.75% senior subordinated notes due February 2013 (the “Senior Subordinated Notes”) and to pay related transaction costs.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal and recycling services. We operate in 14 states— including vertically integrated solid waste operations in Vermont, New Hampshire, New York, Massachusetts and Maine; and stand-alone materials processing facilities in Connecticut, Pennsylvania, New Jersey, North Carolina, Tennessee, Georgia, Florida, Michigan and Wisconsin.

Upon completion of the FCR Divestiture, we owned and/or operated 31 solid waste collection operations, 29 transfer stations, 17 recycling facilities, eight Subtitle D landfills, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility.  In addition, we hold a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.  We also hold a 10.6% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Operating Results

Revenues and operating income (loss) based on our segments for the three and nine months ended January 31, 2011 and 2010 are as follows (in millions):

	Revenues		Operating Income (Loss)
	Three Months Ended January 31,
Segment	2011	2010	2011	2010
Eastern	$41.6	$43.6	$(0.2)	$1.7
Central	26.1	25.5	2.0	2.7
Western	25.1	23.9	3.9	3.7
Total solid waste operations	92.8	93.0	5.7	8.1
Recycling	8.9	7.5	1.0	0.0
Other	9.9	9.4	(0.4)	(0.7)
Total	$111.6	$109.9	$6.3	$7.4

	Revenues		Operating Income (Loss)
	Nine Months Ended January 31,
Segment	2011	2010	2011	2010
Eastern	$130.4	$136.8	$2.6	$0.9
Central	84.4	84.1	10.1	12.1
Western	84.6	74.2	18.0	13.1
Total solid waste operations	299.4	295.1	30.7	26.1
Recycling	26.6	20.9	2.2	0.7
Other	30.5	28.9	(1.7)	(1.7)
Total	$356.5	$344.9	$31.2	$25.1

For the quarter ended January 31, 2011, we reported revenues of $111.6 million, an increase of $1.7 million, or 1.5%, from $109.9 million for the quarter ended January 31, 2010.  Solid waste revenues decreased 0.2%, with decreases in collection volumes accounting for 1.3%, and further resulting from 0.3% price decline in  power generation, 0.1% from commodity price decrease, 1.9% related to a divestiture in the Eastern region, and 1.4% from the closure of a landfill.  These decreases were partially offset by an increase of 3.6% in disposal, power generation, processing and recycling volumes, 0.5% of the increase resulting from positive collection and disposal prices, 0.1% from fuel surcharges, 0.3% from higher commodity volumes, along with a 0.3% increase from an acquisition in the Eastern region.  As a percentage of total Recycling revenues, revenues increased 19.9%, with 27.9% resulting from higher commodity prices offset by a 8.0% decline in volumes during the quarter.

Operating income for the three months ended January 31, 2011 was $6.3 million compared to $7.4 million in the prior year comparable period and decreased year over year as a percentage of revenue to 5.6% from 6.7%.  Eastern region operating income decreased $1.9 million compared to the prior year comparable period primarily due to lower power revenue at Maine Energy associated with lower market rates for power.  Central region operating income decreased by $0.7 million compared to the prior year comparable period primarily due to increased labor, fuel, maintenance, and hauling costs that more than offset increased revenues. Recycling operating income increased by $1.0 million compared to the prior year comparable period due primarily to increased commodity pricing.

Operating income for the nine months ended January 31, 2011 was $31.2 million compared to $25.1 million in the prior year comparable period and increased between years as a percentage of revenue to 8.8% from 7.3%.  Eastern region operating income increased $1.7 million compared to the prior year period primarily due to decreased amortization related to a volume shift within the region.  Central region operating income decreased by $2.0 million compared to the prior year period primarily due to increased labor, fuel, maintenance, and hauling costs.  Western region operating income increased $4.9 million compared to the prior year period primarily due to higher disposal revenues associated with higher volume.  Recycling operating income increased by $1.5 million compared to the prior year period due primarily to increased commodity pricing.

Divestitures

During the third quarter of fiscal year 2011, we completed the sale of the Trilogy Glass business for cash proceeds of $1.8 million.  A gain amounting to $0.04 million (net of tax) was recorded to (loss) gain on disposal of discontinued operations in the third quarter of fiscal year 2011.

In the quarter ended July 31, 2010, we completed the sale of certain assets in Southeastern Massachusetts.   Total consideration amounted to $7.8 million with cash proceeds of $7.5 million.  We recorded a gain on sale of assets of $3.5 million.

In fiscal year 2010 we completed divestitures and closed operations resulting in a gain on disposal of discontinued operations (net of tax) amounting to $0.2 million and $0.3 million in the three and nine months ended January 31, 2010, respectively.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues attributable to discontinued operations for the three and nine months ended January 31, 2011 and 2010 amounted to $20.2 million, $15.9 million, $56.1 million and $45.1 million, respectively.  Income (loss) before income tax benefit attributable to discontinued operations for the three and nine months ended January 31, 2011 and 2010 amounted to $0.5 million, $1.4 million, ($0.8) million and $3.2 million, respectively.

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

General

Revenues

Our revenues in the Eastern, Central and Western regions are attributable primarily to fees charged to customers for solid waste collection, disposal, power generation and processing and recycling. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing their solid waste at our facilities. Recycling revenues, which are included in our Recycling, Central and Western regions, consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers.  We also generate and sell electricity under contract at our waste-to-energy facility and at certain of our landfill facilities.

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

	Three Months Ended January 31,				Nine Months Ended January 31,
	2011		2010		2011		2010
Collection	$48.1	43.1%	$49.1	44.7%	$152.6	42.8%	$155.6	45.1%
Disposal	23.6	21.1%	24.0	21.8%	84.2	23.6%	82.3	23.9%
Power generation	7.2	6.5%	7.3	6.6%	19.2	5.4%	20.8	6.0%
Processing and recycling	13.9	12.4%	12.6	11.5%	43.4	12.2%	36.4	10.6%
Total solid waste operations	92.8	83.1%	93.0	84.6%	299.4	84.0%	295.1	85.6%
Major accounts	9.9	8.9%	9.4	8.6%	30.5	8.6%	28.9	8.4%
Recycling	8.9	8.0%	7.5	6.8%	26.6	7.4%	20.9	6.0%
Total revenues	$111.6	100.0%	$109.9	100.0%	$356.5	100.0%	$344.9	100.0%

Solid waste operations revenues decreased as a percentage of total revenues in the three and nine months ended January 31, 2011 compared to the same periods in the prior year due primarily to increased total revenues associated with increases in processing and recycling, major accounts, and recycling revenues combined with a decrease in collection and power generation revenues.  Volume decline and a divestiture in the Eastern region drove collection revenues to a lower percentage in these periods.  Disposal revenues increased in the nine months ended January 31, 2011 with improved volumes.  However, this was partially offset by disposal price decline and the divestiture and closure of a landfill.  Disposal revenues benefitted from price and volume improvements in the three months ended January 31, 2011 but were negatively impacted by the closure of a landfill.  Higher power generation volumes were negatively impacted by price decline.  Processing and recycling revenues were higher as a result of volume, commodity price and commodity volume.  The dollar increase in major accounts revenues in the three and nine months ended January 31, 2011 compared to the prior year comparable period is primarily due to higher volumes.  Recycling revenues were higher in the three and nine months ended January 31, 2011 primarily due to commodity price increases.  Recycling commodity volumes increased for the nine months ended January 31, 2011 but declined in the current quarter.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	68.9%	67.1%	66.6%	65.8%
General and administration	13.3%	13.6%	13.0%	12.6%
Depreciation and amortization	12.2%	12.6%	12.6%	14.3%
Gain on divestiture	0.0%	0.0%	-1.0%	0.0%
Operating income	5.6%	6.7%	8.8%	7.3%
Interest expense, net	10.9%	11.4%	10.3%	9.7%
(Gain) loss from equity method investment	-0.1%	-0.1%	0.7%	0.4%
Other income, net	0.0%	-0.2%	-0.1%	0.0%
Provision for income taxes	1.0%	0.5%	0.6%	0.3%
Loss before discontinued operations	-6.2%	-4.9%	-2.7%	-3.1%

Three months ended January 31, 2011 versus January 31, 2010

Revenues - Revenues increased $1.7 million, or 1.5%, to $111.6 million in the quarter ended January 31, 2011 from $109.9 million in the quarter ended January 31, 2010.  Solid waste revenues decreased $0.2 million with $1.2 million decline our collection volumes,  $0.3 million from lower power generation price, $0.1 million from lower commodity price, $1.2 million related to the closure of a landfill in the Eastern region, and $1.8 million due to a divestiture in the collection and disposal segments.  These declines were offset by improvements in collection and disposal price of $0.5 million, $3.3 million from higher disposal, power generation, and processing and recycling volumes, $0.3 million from higher power generation and processing and recycling commodity volumes and $0.3 million related to an acquisition in the collection segment.  Major accounts revenues increased $0.5 million primarily due to increased volumes.  Recycling revenues increased $1.5 million due to increases in commodity prices offset by price decline.

Cost of operations - Cost of operations increased $3.2 million, or 4.3%, to $76.9 million in the quarter ended January 31, 2011 from $73.7 million in the quarter ended January 31, 2010 and increased as a percentage of revenue between periods to 68.9% from 67.1%.  The dollar increase in cost of operations is primarily attributable to higher direct costs including purchased materials, hauling and disposal as well as higher solid waste operating costs including fuel costs.  The percentage of revenue increase in cost of operations is attributable to higher purchased materials costs in the Recycling segment.

General and administration - General and administration expenses decreased $0.1 million, or 0.7%, to $14.8 million in the quarter ended January 31, 2011 from $14.9 million in the quarter ended January 31, 2010.  The dollar decrease in general and administration expenses is primarily attributable to lower expense associated with decreased bad debt and consulting expenses along with lower incentive compensation expense. General and administration expenses as a percentage of revenues decreased to 13.3% in the quarter ended January 31, 2011 from 13.6% in the quarter ended January 31, 2010.

Depreciation and amortization - Depreciation and amortization expense decreased $0.3 million, or 2.2%, to $13.6 million in the quarter ended January 31, 2011 from $13.9 million in the quarter ended January 31, 2010.  Landfill amortization expense increased by $0.4 million in the quarter ended January 31, 2011 due primarily to a volume shift. Depreciation expense decreased $0.7 million between periods primarily due to lower capital spending in our solid waste regions.  Depreciation and amortization expense as a percentage of revenue decreased to 12.2% in the quarter ended January 31, 2011 from 12.6% in the quarter ended January 31, 2010.

Interest expense, net - Net interest expense decreased $0.3 million, or 2.4%, to $12.2 million in the quarter ended January 31, 2011 from $12.5 million in the quarter ended January 31, 2010.  This decrease is primarily attributable to slightly reduced variable interest rates between periods.  Net interest expense, as a percentage of revenues, decreased to 10.9% in the quarter ended January 31, 2011 from 11.4% in the quarter ended January 31, 2010.

Gain from equity method investment - The gain from equity method investment in the quarter ended January 31, 2011 is attributable to our 50% joint venture interest in GreenFiber.  GreenFiber reported income for the quarters ended January 31, 2011 and January 31, 2010, of which our share was consistent at $0.1 million.  GreenFiber’s lower revenues for the quarter ended January 31, 2011 compared to the quarter ended January 31, 2010 are due to a continued depressed new housing market, which is GreenFiber’s primary market.

Loss on debt modification - The loss on debt modification in the three months ended January 31, 2011 of $0.1 million is attributable to the non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations in the quarter.

Provision for income taxes - Provision for income taxes increased $0.5 million to $1.1 million for the quarter ended January 31, 2011 from $0.6 million for the quarter ended January 31, 2010.  The effective tax rate changed to (18.5)% for the quarter ended January 31, 2011 from (11.8)% in the quarter ended January 31, 2010.  The provision for income taxes for the three months ended January 31, 2011 includes $1.1 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0 million in current tax provision.  The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year, the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes and the allocation of income taxes to discontinued operations.

Nine months Ended January 31, 2011 versus January 31, 2010

Revenues - Revenues increased $11.6 million, or 3.4%, to $356.5 million in the nine months ended January 31, 2011 from $344.9 million in the nine months ended January 31, 2010.  Solid waste revenues increased $4.3 million, with $19.0 million coming from volume increases in the our disposal, power generation and processing and recycling operations, $0.8 million from higher collection and recycling and processing prices, $1.0 million from higher processing and recycling commodity volumes, $0.8 million from fuel surcharges,  and $1.1 million related to an acquisition in the collection segment.  These increases were partially offset by disposal and power generation price declines of $0.8 million, volume declines of $4.3 million for collection, $8.8 million related to the closure of a landfill in the Eastern region, and $4.5 million related to a divestiture in the collection and disposal segments.  Major accounts revenues increased $1.6 million due to increased volumes offset by $0.2 million of price decline.  Recycling segment revenues increased $5.7 million mainly due to increases in commodity prices and, to a lesser extent, higher volumes.

Cost of operations - Cost of operations increased $10.6 million, or 4.7%, to $237.6 million in the nine months ended January 31, 2011 from $227.0 million in the nine months ended January 31, 2010 and increased as a percentage of revenue between periods to 66.6% from 65.8%.  The dollar and percentage of revenue increase in cost of operations is attributable to an increase in the cost of purchased materials associated with higher Recycling segment revenues as well as higher fuel costs and higher host and royalty fees.

General and administration - General and administration expenses increased $2.8 million, or 6.4%, to $46.4 million in the nine months ended January 31, 2011 from $43.6 million in the nine months ended January 31, 2010.  The dollar increase in general and administration expenses is primarily due to higher expense associated with increased salary and benefits along with higher legal, travel, advertising and consulting expenses.  This is offset by lower incentive compensation expense.  General and administration expenses as a percentage of revenue increased to 13.0% in the nine months ended January 31, 2011 from 12.6% in the nine months ended January 31, 2010.

Depreciation and amortization - Depreciation and amortization expense decreased $4.5 million, or 9.1%, to $44.8 million in the nine months ended January 31, 2011 from $49.3 million in the nine months ended January 31, 2010.  Landfill amortization expense decreased by $3.3 million in the nine months ended January 31, 2011 associated with the closure of the Pine Tree Landfill which ceased operations in the quarter ended January 31, 2010 offset by higher amortization at other sites due to higher volumes.  Depreciation expense decreased between periods by $1.5 million, primarily due to lower capital spending in our solid waste regions.  Depreciation and amortization expense as a percentage of revenue decreased to 12.6% in the nine months ended January 31, 2011 from 14.3% in the nine months ended January 31, 2010 due to revenue increases.

Interest expense, net - Net interest expense increased $2.9 million, or 8.6%, to $36.6 million in the nine months ended January 31, 2011 from $33.7 million in the nine months ended January 31, 2010.  This increase is primarily attributable to higher average interest rates.  Net interest expense, as a percentage of revenues, increased to 10.3% in the nine months ended January 31, 2011 from 9.7% in the nine months ended January 31, 2010.

Loss from equity method investment - The loss from equity method investment in the nine months ended January 31, 2011 is attributable to our 50% joint venture interest in GreenFiber.  GreenFiber reported a loss for the nine months ended January 31, 2011, of which our share was $2.5 million, compared to a loss in the nine months ended January 31, 2010, of which our share was $1.3 million.  GreenFiber’s net loss for the nine months ended January 31, 2011 includes a benefit due to the reversal of a charge recorded in a previous period associated with a legal contingency, of which our share was $0.9 million

Loss on debt modification - The loss on debt modification in the nine months ended January 31, 2011 of $0.1 million is attributable to the repayment of financing lease obligations.  The $0.5 million loss on debt modification in the nine months ended January 31, 2010 is due to the non-cash write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter ended July 31, 2009.

Provision for income taxes - Provision for income taxes increased $1.2 million to $2.1 million for the nine months ended January 31, 2011 from $0.9 million for the nine months ended January 31, 2010.  The effective tax rate changed to (28.3)% for the nine months ended January 31, 2011 from (9.5)% in the nine months ended January 31, 2010.  The provision for income taxes for the nine months ended January 31, 2011 includes $1.9 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.2 million in current tax provision.  The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year, the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes and the allocation of income taxes to discontinued operations.

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

We had net working capital deficit of $9.2 million at January 31, 2011 compared to a deficit of $10.1 million at April 30, 2010.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The increase in net working capital at January 31, 2011 was primarily due to a decrease in lower current accrued capping, closure and post-closure liabilities offset primarily by a decrease in trade receivables.

On February 7, 2011, we completed the offering of $200.0 million of 7.75% senior subordinated notes due 2019 (the “2019 Notes”).  The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our Senior Subordinated Notes and to pay related transaction costs.

The 2019 Notes will mature on February 15, 2019, and interest will accrue at the rate of 7.75% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.  The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Secured Credit Facility and Second Lien Notes.

On July 9, 2009, we completed the refinancing of our then existing senior credit facility with a Senior Secured Credit Facility, consisting of a $177.5 million revolving credit facility (the “New Revolver”) and a $130.0 million aggregate principal term loan (the “New Term Loan”), and the offering of $180.0 million aggregate principal amount of Second Lien Notes.  The net proceeds from the Senior Secured Credit Facility and Second Lien Notes offering were used to refinance the borrowings under our previous $525.0 million then existing senior credit facility.

For the first two quarters after the closing date, the interest rate for borrowings under the New Revolver was LIBOR plus a margin of 4.50% per annum, and thereafter the applicable margin was and will be determined in accordance with the pricing grid as set forth in the Senior Secured Credit Facility Agreement dated July 9, 2009. The interest rate for the New Term Loan is LIBOR plus a margin of 5.00% per annum, provided that LIBOR shall not be less than 2.00% per annum. The New Term Loan was issued at an original issue price of 94.5% of the principal amount of the loan.

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

As of January 31, 2011, we were in compliance with all financial covenants as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended January 31, 2011	Covenant requirements - January 31, 2011
Total funded debt / Bank-defined cash flow metric (1)	5.10	5.40 Max.
Senior funded debt / Bank-defined cash flow metric (1)	3.37	3.60 Max.
Interest coverage	2.55	1.90 Min.

(1)         Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, January 31, 2011.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended January 31, 2011
Net cash provided by operating activities	$65.6

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(4.1)
Gain on sale of equipment and assets	4.1
Stock based compensation, net of excess tax benefit on exercise of options	(2.4)
Environmental remediation charge	(0.3)
Interest expense plus amortization of premium on senior notes less discount on term loan and second lien notes	47.6
Provision for income taxes, net of deferred taxes	(0.5)
Adjustments as allowed by Senior Secured Credit Facility Agreement	2.9

Bank - defined cash flow metric	$112.9

In addition to the financial covenants described above, the Senior Secured Credit Facility also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.

Further advances were available under the New Revolver in the amount of $86.5 million as of January 31, 2011.  The available amount is net of outstanding irrevocable letters of credit totaling $49.7 million as of January 31, 2011, at which date no amount had been drawn.

Although the Second Lien Notes and Senior Subordinated Notes indentures do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.  As of January 31, 2010, we were in compliance with all covenants under the indentures and we do not believe that these restrictions impact our ability to meet future liquidity needs.

On May 27, 2010, we entered into an amendment to the Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the Senior Secured Credit Facility permits us to use net proceeds of up to $150.0 million from equity offerings to repurchase our outstanding Second Lien Notes.  We are also permitted to use up to $50.0 million of borrowings under the Senior Secured Credit Facility to repurchase Senior Subordinated Debt.

As of January 31, 2011, we had outstanding $195.0 million of Senior Subordinated Notes which mature in February 2013.  The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

On February 7, 2011, we completed the early settlement of a tender offer and consent solicitation to repurchase the Senior Subordinated Notes with $166.8 million of the principal amount validly tendered.  Holders who tendered the Senior Subordinated Notes received $1,003.75 for each one thousand in principal amount of the Senior Subordinated Notes validly tendered (which included a consent payment of ten dollars per one thousand in principal amount of Senior Subordinated Notes), plus any accrued and unpaid interest up to, but not including, the early settlement date.

On February 7, 2011 we also announced that we have called for redemption on March 9, 2011 (the “Redemption Date”) all of the Senior Subordinated Notes that remain outstanding after the termination of the tender offer. All Senior Subordinated Notes outstanding on the Redemption Date will be redeemed at a price of $1,000 per one thousand in principal amount of Senior Subordinated Notes, plus accrued and unpaid interest to, but not including, the Redemption Date.

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

Net cash provided by operating activities amounted to $45.3 million for the nine months ended January 31, 2011 compared to $43.7 million for the same period of the prior fiscal year.  The increase is primarily attributable to a $2.8 million increase in the net loss adjustment due to the $0.7 million loss as a result of discontinued operations in the nine months ended January 31, 2011 compared to a $2.1 million gain in the prior year period, and the gain we recorded on the sale of certain assets in Southeastern Massachusetts amounting to $3.5 million in the nine months ended January 31, 2011, offset by lower depreciation and amortization which decreased by $4.6 million in the nine months ended January 31, 2011 versus the prior year period. The decrease in depreciation and amortization is due primarily to lower landfill amortization expense associated with the closure of the Pine Tree landfill which ceased operations in the quarter ended January 31, 2010, offset by higher amortization at other sites due to higher volumes.

Cash from changes in assets and liabilities, net of effects of acquisitions and divestitures, increased $5.4 million for the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010.  Changes in accounts receivable amounted to a $3.8 million increase for the nine months ended January 31, 2011 compared to a $3.6 million decrease in the nine months ended January 31, 2010.  Changes in accounts payable during the nine months ended January 31, 2011 amounted to $0.2 million of cash used compared with $2.7 million of cash used in the prior year comparable period due to the timing of certain payments.  Changes in prepaid expenses, inventories and other assets amounted to cash provided of $0.5 million in the nine months ended January 31, 2011 compared to cash used of $0.6 million in the nine months ended January 31, 2010.  The increase in cash provided of $1.1 million from the prior year is due primarily to higher prepaid expense balances at April 30, 2009 amounting to a $1.3 million decrease offset by lower other assets at January 31, 2011.  Changes in accrued expenses and other liabilities amounted to cash used of $6.0 million in the nine months ended January 31, 2011 compared to cash used of $0.5 million in the nine months ended January 31, 2010.  The increase in cash used of $5.5 million is due primarily to the following: (1) changes in accrued interest associated with higher interest rates and the timing of payments amounting to a $4.7 million increase, (2) higher payments in the nine months ended January 31, 2011 for capping, closure and post-closure costs resulting in an increase of $3.2 million, offset by (3) changes in other accrued liabilities amounting to a $1.5 increase and other long-term liabilities amounting to a $1.4 million increase.

Net cash used in investing activities was $38.3 million for the nine months ended January 31, 2011 compared to $43.5 million used in investing activities in the same period of the prior fiscal year.  The reduction in cash used of $5.2 million is due primarily to (1) lower payments on landfill operating lease contracts in the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010 amounting to $2.8 million and (2) proceeds from the divestiture of certain Massachusetts assets amounting to $7.5 million in the nine months ended January 31, 2011, offset by (3) lower proceeds from disposition of equipment in the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010 amounting to $2.2 million.

Net cash used in financing activities was $2.1 million for the nine months ended January 31, 2011 compared to cash used of $3.2 million in the same period of the prior fiscal year.  The decrease in cash used relates primarily to a $13.7 million reduction in financing cost payments offset by a $12.9 million decrease in net cash provided by long-term borrowings.  Net long-term debt (payments) borrowings in the nine months ended January 31, 2011 amounted to ($2.3) million compared to $10.6 million in the prior period.

We generally meet liquidity needs from operating cash flow and the New Revolver.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of January 31, 2011, to minimize our commodity exposure, we were party to twelve commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Following the FCR disposition, our business is located in the northeastern United States.  Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions.

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the Indenture (the “Indenture”) dated as of July 9, 2009, by and among us, our guarantor subsidiaries and Wilmington Trust Company, as trustee, relating to the Second Lien Notes, each person that is a beneficial holder of the Second Lien Notes shall not knowingly acquire the Second Lien Notes such that, after giving effect thereto, such person owns 10% or more of our consolidated debt for which our relevant subsidiaries are obligated (and to dispose of our Notes or other debt to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. Pursuant to Section 4.18 of the Indenture, we have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with the first paragraph of Section 2.17 of the Indenture.  As of January 31, 2011, that dollar amount was $54.4 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $194.4 million of long-term debt at January 31, 2011.  The weighted average interest rate on the variable rate portion of long-term debt was approximately 6.2% at January 31, 2011.  Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.5 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through our Recycling operations, we market a variety of materials, including fibers such as OCC (cardboard) and ONP (newspaper), plastics, glass, ferrous and aluminum metals.  We use a number of strategies to mitigate impacts from commodity price fluctuations such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements.  In addition, as of January 31, 2011 we were party to twelve commodity hedge contracts that manage pricing fluctuations on a portion of our OCC and ONP volumes.  These contracts expire between March 2011 and December 2011.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We expect to be able to replace our expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the quarter ended January 31, 2011, management’s estimate of the impact on our operating income for such quarter is between $0.0 million and $0.4 million.  Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements.  The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)                                      Evaluation of disclosure controls and procedures.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of January 31, 2011, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)                                     Changes in internal controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state or local agencies.  In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us.  From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate.  In addition, we are party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

We offer no prediction of the outcome of any of the proceedings or negotiations described below.  We are vigorously defending each of these lawsuits and claims.  However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

North Country Landfill Expansion

Our subsidiary, North Country Environmental Services, Inc. (“NCES”) is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  NCES projects that its permitted and uncontested capacity will last into fiscal year 2012.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  It has also sought a civil penalty of two hundred seventy five dollars per day from the date of filing, plus costs and attorneys’ fees.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action. The trial of the consolidated actions was set for January 2011, but the court continued the trial in early December 2010.  No new trial date has yet been set.  In January 2011, the court denied three partially dispositive motions filed by the Town.  The court held a hearing on a fourth dispositive motion filed by NCES on February 14, 2011.  If granted, NCES’s motion would invalidate two amendments of the Town’s zoning ordinance, thereby resolving both the enforcement action and two counts of the declaratory judgment action in NCES’s favor.

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

On April 29, 2010, NCES filed another application with NHDES to modify its standard permit to develop the capacity that was the subject of the denials in December 2008 and March 2009.   On August 27, 2010, NHDES granted the modified permit, thereby authorizing NCES to develop approximately one million cubic yards of disposal capacity.  The Town did not appeal this decision, but there were two appeals filed with the New Hampshire Waste Management council.  One appeal was filed by a group of local citizens and seeks to invalidate the approval.  The other appeal was filed by a company with which NCES has certain agreements relating to the operation of the gas management system at the landfill and the use of the landfill gas and seeks modification of the approval with respect to the criteria governing the operation of the gas management system.  The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval.  No hearing has been set on these appeals.  NCES expects to file motions to dismiss the citizens’ appeal for lack of standing and for failure to state a claim in February 2011.

Because NHDES granted NCES’s April 29, 2010, application to modify its permit, NHDES has asked the superior court to dismiss with prejudice the petition NCES filed in February of 2009 on the grounds that the petition is now moot.  NCES has agreed to a dismissal of its petition without prejudice but has opposed a dismissal with prejudice because the decision that allegedly moots the petition is on appeal before the Waste Management Council.  The court has scheduled a hearing on whether to discuss with or without prejudice for March 3, 2011.  We do not believe that a loss is in this matter is reasonably possible.

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

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal named as defendants the Southbridge BOH, its individual members and Southbridge Recycling and Disposal Park. On August 21, 2008, Southbridge Recycling and Disposal Park reached a settlement with the Sturbridge BOH, pursuant to which Southbridge Recycling and Disposal Park has funded an escrow account to be controlled by the Sturbridge BOH in the amount of fifty thousand dollars. The Sturbridge BOH withdrew as a party to the Appeal on August 22, 2008.

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we have filed a joint motion with the Southbridge BOH to dismiss, contending that the appeal was filed late and is subject to dismissal as a matter of law.  On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal will be heard by the Massachusetts Supreme Judicial Court, upon its own motion.  While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.  We believe it is remote that this appellate action could result in a threat to the validity of the 2008 site assignment..

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 180,960 tons per year of construction and demolition debris to 180,960 tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”).  On or about August 1, 2010, despite its prior settlement, the Board of Health of the Town of Sturbridge filed a complaint in Worcester Superior Court challenging MADEP’s issuance of the Conversion Permit.  Defendants moved to dismiss the complaint.  On January 27, 2011, the Court heard oral argument on defendants’ motions to dismiss, and on February 4, 2011, the Court granted those motions, dismissing the complaint.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), have filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC seeks declaratory and injunctive relief and damages in the amount of approximately $1.5 million.  CRMC alleges that NCES has breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleges that NCES has inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  CRMC also alleges that NCES has violated the terms of an Operations and Maintenance Agreement in operating the landfill gas management system.  NCES denies these allegations, and intends to vigorously defend against these claims.  We believe that a loss in the range of zero to $0.3 million is reasonably possible but not probable.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of January 31, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: March 3, 2011	By:	/s/ Edwin D. Johnson
Edwin D. Johnson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

2.1 /+	Purchase and Sale Agreement dated as of January 23, 2011, by and among Casella Waste Systems, Inc., KTI, Inc., CE Holdings II, LLC and CE Holdings Company, LLC.
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

/ - Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

+ - Filed Herewith

++ - Furnished Herewith