Form 10-K
period 2011-04-30
CASELLA WASTE SYSTEMS INC
filed 2011-06-20
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2010 was $124,160,862.  The Company does not have any non-voting common stock outstanding.

There were 25,732,717 shares of Class A common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2011. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding as of May 31, 2011.

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

Forward-Looking Statements

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

•                  expected liquidity and financing plans;

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions, and should be read in conjunction with our Consolidated Financial Statements and notes thereto. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in forward-looking statements.

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

ITEM 1.  BUSINESS

Overview

Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling, and organics services. We operate in Vermont, New Hampshire, New York, Massachusetts, Maine, and Pennsylvania.

As of May 31, 2011, we owned and/or operated 31 solid waste collection operations, 29 transfer stations, 17 recycling facilities, nine Subtitle D landfills, three landfill gas to energy facilities, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility. In addition, we hold a 50% interest in US Green Fiber, LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. We also hold a 8.2% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

We manage our solid waste operations on a geographic basis through regional operating segments, each of which include a full range of solid waste services. During the fourth quarter of fiscal year 2011, we consolidated the Central and Western regions into a single segment as the Western region. Furthermore, the four remaining Material Recovery Facilities (“MRFs”) that were previously included in the FCR Recycling operating segment, along with the two MRFs from the Central region and our commodity brokerage operations, were brought together to form our newly created Recycling operating segment.  Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment.

Strategy

Our vision is to build a sustainable and profitable company by transforming traditional solid waste streams into renewable resources. We believe that global competition for limited resources is creating significant business opportunities for companies that can sustain and extract value—in the form of energy and raw materials—from resources previously considered an irretrievable waste stream. Since the opening of our first recycling facility in Vermont in 1977, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. We strive to create long-term value for all stakeholders, which include customers, employees, communities, and shareholders, by helping them manage their resources in a sustainable and financially sound manner.

Our long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions.  We continue to make great progress against this goal with programs such as Zero-Sort Recycling®, which makes recycling easier for our customers and drives higher recycling rates, and organic solutions, which creates saleable compost or clean energy from traditional organic waste streams, and our landfill gas-to-energy facilities, which create clean energy from landfill methane gases.

Over the past year, our key goals were to improve cash flows and reduce leverage by driving profitable revenue growth, further enhancing operating efficiencies, concentrating capital spending on maintaining the existing asset base, selectively divesting non-core assets, and opportunistically accessing the capital markets to refinance existing borrowings.  We made significant progress against these goals during fiscal year 2011, by selling our non-integrated FCR recycling assets located outside of our core operating regions of New York, Massachusetts, Vermont, New Hampshire, Maine, and northern Pennsylvania and refinancing our senior secured first lien credit facility (the “2009 Senior Secured Credit Facility”) and 9.75% senior subordinated notes due February 2013 (the “Senior Subordinated Notes”).

In March 2011, we completed the sale of our non-integrated recycling assets and certain intellectual assets for $134.2 million in gross proceeds.  This sale, combined with several smaller asset sales during the fiscal year, yielded gross proceeds to us of approximately $147.0 million.  The assets were sold at attractive valuations and we used one hundred percent of the net proceeds to repay debt, including the complete retirement of our senior secured term B loan due April 2014 (the “2009 Term Loan”). This debt repayment far exceeded the debt reduction goal of $75.0 million we established in December of 2009.

Through the sale of these assets we strengthened our balance sheet, improved our risk profile, simplified our business structure, and, most importantly, maintained a strong set of integrated solid waste, recycling, and resource management assets across the Northeast.  While we plan to opportunistically pursue additional selective divestitures of non-core assets to further strengthen our credit profile, we believe that certain markets must improve for us to yield attractive valuations for any such sales.

In early February 2011, we successfully completed the refinancing of our Senior Subordinated Notes with new $200.0 million 7.75% senior subordinated notes due 2019 (the “2019 Notes”).  With the refinancing, we reduced our interest expense by 200 basis points and extended the maturity out 8 years.  In mid March 2011, we amended and restated our senior secured revolving credit facility (the “2009 Revolver”) that was a part of our amended and restated 2009 Senior Secured Credit Facility, extending the maturity date out 5 years, reducing the interest rate by 50 basis points, increasing the facility size by $50.0 million, and adding an accordion feature which allows us at our discretion to add up to $182.5 million to the facility, subject to lender participation.  The amended and restated senior secured credit facility (the “2011 Revolver”) is intended to provide us the flexibility to call our most expensive debt, which is our 11% senior second lien notes due 2014 (the “Second Lien Notes”), with senior secured borrowing when the Second Lien Notes first become callable in July 2012.

Looking forward to fiscal year 2012, our strategy will remain similar to last year’s, with a focus on improving performance of base operations and increasing cash flow generation through: (1) profitable revenue growth and pricing initiatives; (2) cost controls and operating efficiencies; (3) landfill development initiatives; and (4) asset management.

Profitable revenue growth and pricing initiatives

In fiscal year 2011, we continued to reorganize the solid waste sales organization by moving revenue generation and sales force reporting responsibility to the regional and divisional management teams, implementing customer profitability analytical tools, and realigning the sales incentive compensation programs.

By placing revenue generation and customer responsibility with local teams, we believe that each team will be able to more quickly react to local conditions, cross-sell customers with differentiated resource transformation solutions (e.g., Zero-Sort Recycling® and organics offerings), help to steward local marketing programs and retain more existing business.  The shared services model discussed below has helped to create additional margin for these managers, so they can focus more of their time on revenue generation.

During the past year, our team developed and implemented a comprehensive customer profitability tool that allows our pricing team, division managers, and sales force to calculate the profitability of all of our collection customers.  This tool, combined with our knowledge of local markets, has enabled our team to begin addressing customer pricing at a granular level, implementing larger price increases for customers who do not meet our return metrics and smaller price increases on higher margin customers to cover increased cost inflation.

To drive implementation of the pricing programs, we changed the sales incentive compensation structure in late fiscal year 2011.  Commissions are now directly tied to the profitability of each sales person’s book of business. By making this change, we incentivize our sales people to price customers appropriately, to work to retain existing high margin customers, and to work with operating teams to drive down costs.

We recently rolled our fuel and oil recovery fee into our base pricing for our collection customer base.  The recovery fee was reset to zero and began floating on any future increases to fuel and oil.  This billing change helps our customers to better understand the true cost of their service, as the fuel and oil recovery fee had grown significantly over the past seven years since it was first adopted.

With the implementation of these changes in fiscal year 2011, we believe we are now well positioned to meet our goal to achieve core pricing increases of 50 basis points above the consumer price index across the board.

Landfill sales and major accounts sales continue to be managed centrally in order to optimize cross-selling and internalization benefits.  Over the past two years, we have increased our sales efforts in the major accounts business.  While the major accounts business negatively impacts overall company margins, this business generates positive free cash flow because it requires little to no direct capital investment.  This business is focused on winning new contracts that can be serviced, either directly by us, or through a contracted third party.

The Recycling operating segment derives revenue from a combination of commodity sales and tipping fees paid for material processing.  Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments, floor prices, forward sales contracts, index purchases, floating customer revenue shares and tipping fees. Our goal is to offset the variability in commodity revenues with tipping fees to maintain stable cash flows and returns across a spectrum of commodity pricing.  This is achieved by sharing commodity revenues with municipal partners and lowering tipping fees in high commodity price environments, while lowering commodity revenue shares and increasing tipping fees in lower priced environments.

Cost controls and operating efficiencies

As part of an ongoing effort, we continue to identify and implement best practices throughout the entire organization and then seek to implement these solutions through standardized continuous improvement programs. The goals of these programs are to enhance customer service, increase safety for employees and reduce operating and administrative costs. We have implemented continuous improvement programs in safety, productivity, maintenance, environmental compliance, procurement, customer care and back-office functions.

In fiscal year 2011, we expanded our successful cost control efforts from the previous year, with a focus on improving fleet routing efficiencies and on customer care and reducing back-office costs through the new shared services center.  In fiscal year 2012, we will continue to focus on the same areas and continue implementation of fleet efficiency programs and the shared service center.

The fleet efficiency programs focus on dynamic fleet routing, on-board computers, front-load conversions, container upsizing, long-haul optimization, and driver incentive pay with the purpose of reducing labor costs and operating hours.  In fiscal year 2011, we introduced on-board computer technology to roughly 50% of our locations and we plan to roll out the system to our remaining sites in fiscal year 2012.  The on-board computer systems help us to dynamically route our trucks to continuously improve route structure, while automatically providing critical service time and weight data for our customer profitability analytics.  One of the most successful operating programs in the last year was the introduction of driver incentive pay, which has allowed our drivers to help improve our customer service, reduce operating time, and earn incentives.

We launched a new shared services center in late fiscal year 2010, with the goals of improving customer care, simplifying customer interactions, improving our sales performance on standardized products such as roll-off, implementing new streamlined IT tools, consolidating decentralized functions into one center, and reducing costs.  The initial focus on the shared services model was to centralize customer care and improve the service level to our customers.  By the end of fiscal year 2011 we had integrated over 90% of our divisions into the customer care center and had substantially achieved the performance goals that we set for the center.  The introduction of new IT tools into the center has also allowed us to begin tracking the success of our marketing efforts, allowing us to more effectively target programs and customers.

In fiscal year 2011, we began the second phase of the shared services center transition by consolidating all of our cash application functions into the center and introducing the necessary systems and technologies to automate the majority of our customer payments.  In fiscal year 2012, our focus will be to consolidate additional back office functions into the center.  Our performance goals will mirror those from the successful customer care integration, with the most important goals being to, first, improve customer service, and, second, reduce overhead costs.

Landfill Development Initiative

In 2003, we set an ambitious goal to add disposal capacity to the solid waste franchise both to strengthen market position and to create a sustainable long-term foundation for the business.

We have made great strides in executing the landfill development growth strategy by adding significant total and annual permitted disposal capacity within our solid waste footprint, primarily through operating contracts for publicly-owned landfills. Total and annual disposal capacity additions resulted from: (1) the addition of five landfills (Southbridge landfill in Massachusetts, Ontario County landfill in New York, Juniper Ridge landfill in Maine, Chemung County landfill in New York, and, most recently, McKean County landfill in Pennsylvania); and (2) permit expansions at existing landfills.

In fiscal year 2011, we acquired the McKean County, Pennsylvania landfill out of bankruptcy proceedings.  This landfill adds important capacity to our Western region and will allow us to better balance annual tonnages against landfill permit levels.

Since April 30, 2003, we have added 91.3 million tons of permitted and permittable total landfill capacity to the solid waste business, bringing the total landfill capacity to 120.9 million tons as of April 30, 2011.  During this same period, we also added 1.9 million tons of annual disposal capacity, bringing the total to 3.3 million tons as of April 30, 2011.

With this disposal capacity, our strategic emphasis is on increasing free cash flow and generating an enhanced return on invested capital at the landfill sites. Going forward, we are seeking to finalize regulatory approval for the Southbridge and Chemung permit modifications to increase annual permitted capacity and optimize flows of waste across the northeast to obtain better integration and asset profitability.

Asset Management

Our deployment of capital has evolved with our business strategy over the past five years from an emphasis on growth investments, primarily in long-term landfill capacity, to an approach that focuses on free cash flow generation from base operations with limited investments in high return resource transformation solutions.

From fiscal year 2003 to fiscal year 2007, we invested approximately $177.5 million of capital to acquire and develop strategically located landfill capacity. Capital spending was elevated during this period as we built-out 25 to 30-year infrastructure and met contractual obligations associated with operating leases at certain of the landfill facilities. The heightened growth capital investment for existing landfill development projects was largely completed by the end of fiscal year 2007 when the focus shifted to extracting appropriate returns from the invested capital. The landfill capacity added to the business is the foundation of today’s integrated solid waste strategy, and these sites will serve as a platform for emerging resource transformation programs into the future.

We shifted our capital strategy over the past several years to focus in three main areas: (1) improving the mix of base operations through divestitures, swaps, or acquisitions; (2) implementing operating programs that improve capital efficiency and asset utilization; and (3) pursuing select strategic investment opportunities in waste transformation and resource optimization.  We remain focused on these three goals in fiscal year 2012.

After the divestiture of our non-integrated recycling assets and select intellectual property assets in fiscal year 2011, we remain committed to further exploring accretive divestiture opportunities.  However, current market conditions make it unlikely that we will sell any additional non-core assets in the near term.  We expect to more actively consider acquisition opportunities over the next several years to improve route densities and internalize additional tonnages, and improve operating and overhead leverage.

Over the past several years, we have selectively invested growth capital in high-return opportunities that enhance our ability to support emerging customer and market needs in waste transformation and resource optimization. The investment strategy seeks to leverage core competencies in materials processing, organics, and clean energy to create additional value from the waste stream. We believe that these investments, in Zero-Sort Recycling®, organic waste solutions, and landfill gas-to-energy facilities, position us well for the evolution of the industry from waste management to resource management.

We now have landfill gas-to-energy facilities at five of our landfills, with three owned and operated by us and two owned and operated by partners.  Over the next several years we plan to further develop this line of business, and we expect to have additional landfill gas-to-energy facilities operating at the Southbridge landfill in fiscal year 2012 and at the North Country landfill in fiscal year 2013.  These sites are important to our long-term strategy because beyond producing clean energy, they are integral to our model to create a low-emission landfill, whereby landfill methane emissions are virtually eliminated and fossil fuels are displaced with a clean energy source.

As a key initiative to improve existing asset utilization and to advance our resource transformation strategy, we plan to convert one additional facility to Zero-Sort Recycling® during fiscal year 2012.  We branded our recycling process to differentiate the high quality end-use commodities produced as the result of our innovative approach.  With Zero-Sort Recycling®, a customer can commingle all of his or her recyclables (paper, cardboard, plastics, metals, and glass) into a right sized residential container or commercial dumpster.  By making it easier for a customer to recycle, we increase recycling participation and yields, thereby increasing volumes through the Zero-Sort Recycling® facilities and increasing asset utilization.

Our New England Organics team has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream.  We recently introduced our Earthlife® soils products into the retail market, and we continue to offer a full array of recycled organic fertilizers, composts, and mulches that help our customers close the loop with organic waste streams.  We have also recently partnered with AGreen, an innovative firm that is building small anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.

Solid Waste Operations

Our solid waste operations comprise a full range of non-hazardous solid waste services, including collections, transfer stations, MRFs and disposal facilities.

Collections.  A majority of our commercial and industrial collection services are performed under one to three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (e.g., with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.

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

Material Recovery Facilities.  Our MRFs, receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, containers and bottles. We operate six MRFs in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs, two in Vermont, two in Massachusetts and two in New York, are large-scale, high-volume facilities that process over 0.4 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations.

Disposal Facilities.  We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.  The following table (in thousands) reflects landfill capacity and airspace changes, as measured in tons, as of April 30, 2011, 2010 and 2009, for landfills we operated during the years then ended:

	April 30, 2011			April 30, 2010			April 30, 2009
	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity in Tons (1)	Estimated Additional Permittable Capacity in Tons (1)(2)	Estimated Total Capacity
Balance, beginning of year	36,411	66,661	103,072	38,244	59,673	97,917	33,019	59,404	92,423
Acquisitions, divestitures and closures	2,392	—	2,392	—	—	—	—	—	—
New expansions pursued(3)	—	7,255	7,255	—	8,728	8,728	—	2,643	2,643
Permits granted(4)	1,124	(1,124)	—	174	(174)	—	5,272	(5,272)	—
Airspace consumed	(3,257)	—	(3,257)	(3,074)	—	(3,074)	(3,006)	—	(3,006)
Changes in engineering estimates(5)	5,008	6,402	11,410	1,067	(1,566)	(499)	2,959	2,898	5,857
Balance, end of year	41,678	79,194	120,872	36,411	66,661	103,072	38,244	59,673	97,917

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

(3)                                  The increase in fiscal year 2009 was due to a determination of additional permittable airspace capacity at our Southbridge and Clinton County landfills. The increase in fiscal year 2010 is associated with expansions at Hyland and Chemung landfills, partially offset by a reduction of expansions pursued at the Ontario landfill site.  In fiscal year 2011, the increase is partially attributable to new expansions pursued at our Waste USA and NCES landfill sites.

(4)                                  The increase in permitted airspace capacity in fiscal year 2009 was the result of permits received at our Clinton County landfill facility. The increase in permitted airspace capacity in fiscal year 2011 was the result of permits received at our NCES landfill facility.

(5)                                  The increase in airspace capacity in fiscal year 2009 was the result of improved airspace utilization and compaction at the Western and Eastern region landfills. Most notably, the Juniper Ridge site in the Eastern region reflected an increase of 4.3 million tons due to depth of waste, as well as the positive compaction effect of a change in waste mix inside the three year average from only unprocessed construction and demolition materials to processed construction and demolition materials, residue, soil, ash and sludge. The increase in airspace capacity in fiscal year 2011 was the result of a positive compaction effect due to a change in waste mix inside of the three year average, which is primarily the result of drill-cutting materials received at our Western region landfills.

NCES.  The North Country Environmental Services (“NCES”) landfill in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept municipal solid waste and construction and demolition, or C&D, material. Since the purchase of this landfill in 1994, we have experienced opposition from the town through enactment of restrictive local zoning and planning ordinances. In each case, in order to access additional capacity, we have been required to assert our rights through litigation in the New Hampshire court system. In August 2010, we received approval for additional permitted capacity within the original 51 acres. We believe that the site has additional permittable airspace of up to 1.38 million cubic yards. This airspace is subject to approvals from the New Hampshire Department of Environmental Services. See Item 3 Legal Proceedings of this Form 10-K.

Waste USA.  The Waste USA landfill in Coventry, Vermont serves the major wastesheds throughout Vermont. The landfill is permitted to accept residential and commercially generated municipal solid waste, including pre-approved sludges, soils, and C&D debris. Since our purchase of this landfill in 1995, we have expanded its capacity which we expect to last through approximately fiscal year 2033.

Clinton County.  The Clinton County landfill is located in Schuyler Falls, New York and serves the principal wastesheds of Clinton, Essex, Warren, Washington and Saratoga Counties in New York, and certain selected contiguous Vermont wastesheds. Permitted waste accepted includes residential and commercially generated municipal solid waste, construction and demolition debris and special waste which is approved by regulatory agencies. The facility recently received a permit for a multi-year landfill expansion which will provide considerable additional volume. The Clinton County site commenced operations of a landfill gas-to-energy facility in fiscal year 2009 which has the capacity to generate 6.4mW/hr of energy.

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

Southbridge.  On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal owns a 13-acre recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate a 146-acre landfill currently permitted to accept residuals from the recycling facility and municipal solid waste. In June 2008, the Southbridge, Massachusetts Board of Health modified the landfill site assignment allowing the site to receive municipal solid waste from communities other than Southbridge, and to increase the annual disposal volume from approximately 0.2 million tons per year to approximately 0.4 million tons per year. In May 2010, we received a permit from the Massachusetts Department of Environmental Protection (“MADEP”) which allows the facility to accept approximately 0.2 million tons per year in total of construction and demolition material and municipal solid waste without regard to the geographic origin of the waste. The Board of Health decision was appealed by opponents of the landfill and will be decided by the Massachusetts Supreme Judicial Court. See Item 3. Legal Proceedings of this Form 10-K.

Maine Energy Waste-to-Energy Facility.  We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. This waste-to-energy facility provides us with important additional disposal capacity and generates power for sale. The facility receives solid waste from municipalities under long-term waste handling agreements and raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Nextera Energy Power Marketing, LLC, an electric utility.

Hyland.  The Hyland landfill, located in Angelica, New York, serves certain wastesheds located throughout western New York. The facility is permitted to accept residential, commercial and municipal solid waste, C&D debris and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11 million cubic yards and we are currently seeking an additional 9.9 million cubic yards of permittable capacity. The landfill is currently permitted to accept approximately 0.3 million tons annually and has a minor modification pending with the NYS DEC to increase the annual capacity by 49%. In late August 2008, the Hyland site commenced operation of a landfill gas to energy facility which has the capacity to generate 4.8 mW/hr of energy.  The Hyland landfill benefits from the Marcellus Shale natural gas extractions, which in fiscal year 2011 made up approximately 50% of the tons accepted at Hyland.

Ontario.  We entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both eastern and downstate markets. The site consists of approximately 380 total acres with additional potential expansions amounting to an estimated 12.2 million tons. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.6 million tons to 0.9 million tons. The Ontario site also houses a single stream recycling facility and a landfill-gas-to energy plant, which has the capacity to generate 6.4 mW/hr of energy. See Note 11(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Hakes.  The Hakes construction and demolition landfill in Campbell, New York is permitted to accept only C&D material. The landfill serves the principal rural wastesheds of western New York. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.3 million tons to 0.5 million tons.

Chemung.  We entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste including the Chemung County landfill, which is located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both eastern and downstate markets. The site consists of approximately 38 active acres permitted to accept 0.1 million tons of municipal solid waste per year and 12.8 active acres permitted to accept approximately twenty thousand tons of C&D material per year. We are pursuing an increase in annual permitted volumes through a minor modification to the existing permit, which could expand municipal solid waste volumes by approximately sixty thousand tons annually. The landfill has further expansion capabilities of an additional 25 acres and an estimated 11.7 million cubic yards, representing approximately 6.4 million tons.  In addition, in April 2010 we successfully negotiated an amendment to the management and lease agreement allowing the annual tonnage to be increased to 0.4 million tons per year, subject to regulatory approval.

McKean.  We were successful in acquiring the McKean landfill business out of bankruptcy during February 2011.  This facility is located in Mount Jewitt, McKean County, Pennsylvania and serves the PA Northern Tier and NY Southern Tier wastesheds.  The facility consists of 131 acres of which 52.1 acres are dedicated to landfilling and has a daily permitted capacity to receive one thousand tons.  The site has more than 3 million cubic yards of remaining airspace with future expansion capacity for an additional 33 million cubic yards.  Also, the site has the capability to accept waste delivered by rail including a daily limit of five thousand tons.  We expect this site to benefit from the Marcellus Shale natural gas extractions in the wastesheds served by the landfill.

Closure Projects

In April 2005 we started closure operations at the Worcester, Massachusetts landfill, a closure project with approximately 0.7 million tons of available capacity as of April 30, 2011. In January 2006, we assumed the closure contract for this landfill. In addition, in the second quarter of fiscal year 2009, as part of a planned closure, we ceased operations at the Colebrook facility and began the process of capping and closing the site. The Worcester landfill is not included in the above table of remaining landfill capacity.

In addition, we own and/or operated six unlined landfills and three lined landfills that are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale, non-solid waste recycling and our commodity brokerage operations.  See Note 20 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment.

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

Through its 6 MRFs and one commodity brokerage operation, Recycling services 4 anchor contracts, which generally have an original term of five to ten years and expire at various times between 2011 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region.

The following table provides information about each solid waste region and Recycling (as of May 31, 2011 except revenue information, which is for the fiscal year ended April 30, 2011).

	Eastern Region	Western Region	Recycling
Revenues (in millions)	$167.3	$210.3	$43.6
Solid waste collection operations	12	19	—
Transfer stations	5	24	—
Recycling facilities	7	4	6
Subtitle D landfills	2	7	—
Other disposal facilities(1)	Maine Energy	Hakes	—

(1)                                  In addition to the disposal facilities shown above we operate the Worcester, Massachusetts landfill, a closure project with approximately 0.7 million tons of available capacity as of April 30, 2011.

Eastern region

The Eastern region consists of wastesheds located in Maine and the assets located in eastern Massachusetts and in the New Hampshire seacoast area. The Maine wastesheds generally have been affected by the regional constraints on disposal capacity imposed by the public policies of New Hampshire, Maine and Massachusetts, which have, over the past ten years, either limited new landfill development or precluded development of additional capacity from existing landfills. Consequently, the Eastern region relies more heavily on non-landfill waste-to-energy disposal capacity than the Western region. Maine Energy is one of four waste-to-energy facilities in Maine.

We entered Maine in 1996 with the purchase of the assets comprising New England Waste Services of ME, Inc. in Hampden, Maine.  The acquisition of KTI, Inc. in 1999 significantly improved disposal capacity in this region, as the acquisition included the Maine Energy waste-to-energy facility, and provided an alternative internalization option for solid waste assets in eastern Massachusetts. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine.

We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries (prior to its merger with Republic Services, Inc.) and through the acquisition of smaller independent operators. In this market, we rely to a large extent on third party disposal capacity. We believe that there is a greater opportunity to increase internalization rates and operating efficiencies in eastern Massachusetts facilities through the operating contract with the Town of Southbridge to operate the Southbridge landfill, which is currently permitted to accept up to a combined 0.2 million tons per year of construction and demolition material and municipal solid waste.

Western region

The Western region includes wastesheds located in Vermont, north and south western New Hampshire and eastern New York that were previously included in the now eliminated Central region. The portion of New York served by the Western region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two operating permitted Subtitle D landfills in Vermont, and our NCES landfill in Bethlehem, New Hampshire is one of only six operating permitted Subtitle D landfills in New Hampshire. Additionally, the Western region now includes an additional 13 operating permitted Subtitle D landfills that were previously included in the Central region.

Vermont, New Hampshire and eastern New York wastesheds have become our most mature operating platform, as we have operated in this area since our inception in 1975. We have achieved a high degree of vertical integration of the waste stream in this portion of the Western region, resulting in stable cash flow performance and a market leadership position.

We believe that future operating efficiencies in Vermont, New Hampshire and eastern New York will be driven primarily by improving our core operating efficiencies, offering increased recycling capabilities such as single stream processing, providing enhanced customer service, and further building relationships with our customers and communities.

The Western region also consists of wastesheds in upstate New York (which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean). Our entrance into these wastesheds began with our acquisition of Superior Disposal Services, Inc.’s business in 1997 and has expanded largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market outside of the larger metropolitan markets such as Syracuse, Rochester, Buffalo and Albany.

While we have achieved strong market positions in the New York wastesheds, we remain focused on increasing our vertical integration through expansion of annual permitted capacity at existing landfills and densification of hauling businesses that can internalize waste to our landfills. With the ownership of the Hyland and Hakes landfills and operation of the Ontario and Chemung County landfills, our strategy is to expand annual landfill permits to drive return on invested capital and cash flows. Future opportunities may exist to replicate our strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, and, subject to capital allocation, we expect that we would pursue these opportunities if they would enhance our shareholder returns.

Recycling

Recycling is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 6 MRFs that process and then market recyclable materials that municipalities and commercial customers deliver to them under long-term contracts. 3 of the 6 MRFs are leased, the other 3 are owned. In fiscal year 2011, Recycling processed and marketed approximately 0.5 million tons of recyclable materials.  Recycling’s facilities are located in the states of Vermont, New York, Massachusetts, New Hampshire and Maine.

A significant portion of the material provided to Recycling is delivered pursuant to 4 anchor contracts, which are long-term contracts. The anchor contracts generally have an original term of five to ten years and expire at various times between 2011 and 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-third of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage if certain other conditions are not met. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

Recycling derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2011, 51% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in GreenFiber, a joint venture with Louisiana-Pacific Corporation. GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has 8 manufacturing facilities, located in Charlotte, North Carolina; Delphos, Ohio; Norfolk, Nebraska; Phoenix, Arizona; Tampa, Florida; Albany, New York; Waco, Texas; and Salt Lake City, Utah. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 45% of its raw material costs. We account for our investment in GreenFiber under the equity method of accounting.

RecycleRewards

In January 2006, we acquired an interest in the common stock of RecycleBank, LLC (“RecycleBank”), a company that markets an incentive-based recycling service, for total consideration of $3.0 million. During fiscal year 2007, RecycleBank borrowed $2.0 million from us under a convertible loan agreement. In accordance with the terms of the agreement, we converted this note to equity thereby increasing our investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing our total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, RecycleBank completed an equity offering to third party investors that reduced our common share interest to 16.2%.  In November 2009, RecycleBank completed an equity offering to third party investors that reduced our common share interest to 10.6%. In January 2011, RecycleBank completed an equity offering to third party investors that reduced our common share interest to 8.2%. As a result of an internal reorganization by RecycleBank, our investment is now held in RecycleRewards, the parent entity of RecycleBank. Our investment in RecycleRewards amounted to $4.5 million at April 30, 2011 and 2010, respectively.  Effective April 2008, we accounted for our investment in RecycleRewards under the cost method of accounting. Prior to April 2008, we had accounted for this investment under the equity method of accounting.

Evergreen

In April 2003, we acquired a 9.9% interest in Evergreen for total consideration of $5.3 million. In December 2003, we acquired an additional 9.9% interest in Evergreen for total consideration of $5.3 million. Our investment in Evergreen amounted to $10.7 million at April 30, 2011 and 2010, respectively. We account for our investment in Evergreen under the cost method of accounting.

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

Marketing and Sales

We have fully integrated sales and marketing strategies, originating at the enterprise level with the primary focus of acquiring and retaining commercial, industrial, municipal and residential customers. Our business strategy for over thirty-five years has been tied to creating a highly differentiated sustainable resource management model that meets customers’ unique needs and provides value “beyond the curb”.

Maintenance of a local presence and identity is an important aspect of our sales and marketing strategy, and many of our divisional managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on all of our containers and trucks. We attend and make presentations at municipal and state conferences, and advertise in governmental associations’ membership publications.

The selling organization has been completely realigned over the past year to incorporate, a more robust sales training curriculum, fully revamped marketing collateral, as well as enhanced brand building advertising across our entire operating footprint. The realigned sales program encompasses an updated sales incentive program tied solely to the overall profitability of a territory manager’s book of business; and the introduction of a redesigned prospect database management system that allows a territory to manager to identify new collection customers, as well as view all existing customer data in one consolidated platform.  This prospect database is also augmented by more traditional sales techniques, such as leads developed from new building permits, business licenses and other public records.

Employees

As of May 31, 2011, we employed approximately 1,800 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,400 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 100 of our employees are covered by collective bargaining agreements. We believe relations with our employees are satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

We actively maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for compliance with environmental law requirements. We also maintain a worker safety program, which focuses on safe practices in the workplace. Operating practices at all of our operations are intended to reduce the possibility of environmental contamination enforcement actions and litigation.

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

We are self insured for automobile and workers’ compensation coverage. Our maximum exposure in fiscal 2011 under the workers’ compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan was $0.8 million per individual event, after which reinsurance takes effect.

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

Maine Energy is contractually required to sell all of the electricity generated at its facilities to Nextera Energy Power Marketing, LLC, an electric utility, and guarantees 100% of its electricity generating capacity to FPL Energy Power Marketing, Inc., both pursuant to a contract that was amended to extend its term to December 31, 2011 and is based on “day ahead” electricity prices.

Recycling provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.

Our cellulose insulation joint venture, GreenFiber, sells to contractors, manufactured home builders and retailers.

Raw Materials

Maine Energy received approximately 9% of its solid waste in fiscal year 2011 from 17 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

Seasonality

Our transfer and disposal revenues historically have been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months primarily because:

•                  the volume of waste relating to C&D activities decreases substantially during the winter months in the northeastern United States; and

•                  decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume due to the ski industry.

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

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. Our waste-to-energy facility also is subject to federal energy law.  The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material costs to bring our operations into environmental compliance, although there can be no assurance in this regard for the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

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

The EPA is focusing on the emissions of greenhouse gases (“GHG”), including carbon dioxide and methane. In December, 2009, EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for EPA to promulgate GHG air quality standards.  This could, in turn, require us to install systems to monitor and control such emissions. In addition, in December 2009 the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit 25,000 metric tons or more per year of GHG emissions to submit annual reports to EPA commencing in March 2011 — this deadline was extended by the EPA on March 18, 2011 to September 30, 2011.

In June 2010, EPA issued the so-called “GHG Tailoring Rule’, which described how certain sources that emit GHG would be subject to heightened Clean Air Act PSD / Title V regulation.  More recently, however, in March 2011, EPA issued a proposed rule that would, broadly, defer for three years its development of those regulations with regard to sources emitting carbon dioxide from biomass-fired and other “biogenic” sources.

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

The Public Utility Regulatory Policies Act of 1978, As Amended (“PURPA”)

Our waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a “qualifying small power production facility” under the PURPA. PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility’s full “avoided cost.  Our three landfill gas-to-energy facilities are self- certified as “qualifying facilities” as well.

State and Local Regulations

Each state in which we now operate or may operate in the future has laws and regulations governing (1) water and air pollution, and the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste and hazardous waste; (2) in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities; and (3) in some cases, vehicle emissions limits or fuel types, which impact our collection operations.  Such standards typically are as stringent as, and may be more stringent and broader in scope than, the federal regulations. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments.

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

Some states have enacted laws that allow agencies with jurisdiction over waste management facilities to deny or revoke permits based on the applicant’s or permit holder’s compliance status. Some states also consider the compliance history of the corporate parent, subsidiaries and affiliates.

Certain permits and approvals issued under state or local law may limit the types of waste that may be accepted at a solid waste management facility or the quantity of waste that may be accepted at a solid waste management facility during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a solid waste management facility to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if similar legislation is enacted, states in which we operate solid waste management facilities could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any of our landfills within those states that receive a significant portion of waste originating from out-of-state.

Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional, and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular privately-owned facility. However, in 2007, the U.S. Supreme Court upheld a U.S. District Court ruling that the flow control regulations in Oneida and Herkimer Counties in New York requiring trash haulers to use publicly-owned transfer stations are constitutional, and therefore valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to solid waste management facilities in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Executive Officers and Other Key Employees of the Company

Our executive officers and other key employees and their respective ages as of May 31, 2011 are as follows:

Name	Age	Position

Executive Officers

John W. Casella	60	Chairman of the Board of Directors, Chief Executive Officer and Secretary

Paul A. Larkin	46	President and Chief Operating Officer

Edwin D. Johnson	54	Senior Vice President and Chief Financial Officer

Other Key Employees

David L. Schmitt	60	Vice President and General Counsel

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

Edwin D. Johnson has served as our Senior Vice President and Chief Financial Officer since July 2010. From March 2007 to July 2010, Mr. Johnson served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer at Waste Services, Inc. From November 2004 to March 2007, Mr. Johnson served as Chief Financial Officer of Expert Real Estate Services, Inc., a full service real estate brokerage company. Mr. Johnson holds an MBA from Florida International University and a Bachelor of Science in Accounting and Administration from Washington & Lee University.

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

ITEM 1A.  RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the northeastern United States, where our operations and customers are principally located, changes in laws or accounting rules or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business results of operations and financial condition.

Economic conditions have adversely affected our revenues and our operating margin and may impact our efforts to pay our outstanding indebtedness.

Our business has been affected by changes in economic conditions that are outside of our control, including reductions in business and consumer activity generally, and of construction spending in particular, which have significantly impacted the demand for our collection and landfill services, and declines in commodity prices, which have materially reduced our recycling revenues. As a result of the economic environment we may also be adversely impacted by our customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies. The availability of credit since the second half of calendar year 2008 has been severely limited, which has negatively affected business and consumer spending generally. If our customers do not have access to capital, we do not expect that our volumes will improve or that we will increase new business.

We face substantial competition in the solid waste services industry.

The solid waste services industry is highly competitive, has undergone a period of consolidation and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by, or are adjacent to markets served by, one or more of the large national or multinational solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than we do. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may require us to reduce the pricing of our services and may result in a loss of business.

As is generally the case in our industry, some municipal contracts are subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies or replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our revenues would decrease and our operating results would be harmed.

In our solid waste disposal markets, we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. We are also increasingly competing with companies which seek to use parts of the waste stream as feedstock for renewable energy supplies. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues, access tax-exempt financing and in some cases utilize government subsidies.

Our GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes with other parties, principally national manufacturers of fiberglass insulation, that have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to our detriment.

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources, which may adversely impact volumes and tipping fees at our landfills.

From fiscal 2003 year through fiscal year 2007, we executed a strategy to grow our landfill capacity, and since that time, we have focused on increasing free cash flow and generating an enhanced return on invested capital at our landfills. As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource, and accordingly, new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of waste. These alternatives may impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and that we in particular, can charge for utilization of landfill space. As a result, our revenues and operating margins could be adversely affected due to these disposal alternatives.

We incur substantial costs to comply with environmental requirements. Failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties, and judgments, and impose limits on our ability to operate and expand.

We are subject to potential liability and restrictions under environmental laws, including those relating to transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry, including efforts to regulate the emission of greenhouse gases. Our waste-to-energy facility is subject to regulations limiting discharges of pollutants into the air and water, and our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and impact our results of operations, cash flows, and available capital. We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities we may be subject to and/or we may not be able to obtain insurance coverage in the future at reasonable expense, or at all.

Environmental and land use laws also impact our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept waste. Those laws and regulations may limit the overall size and daily waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under such laws, we may be required to increase our utilization of disposal facilities owned by third parties, which could reduce our revenues and/or operating margins. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we were to comply with applicable environmental law, there is no guarantee that we would be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs.

We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, prevent us from, or delay us, in obtaining or renewing permits to operate or expand our facilities, or harm our reputation. At April 30, 2011, we had recorded $5.1 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or our share will not exceed our estimates.

Our operating program depends on our ability to operate the landfills and transfer stations we own and lease. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations typically involves a significant amount of time and expense. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure.

In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, or which seek to overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities.

See also “Business—Regulation,” “Legal Proceedings” and Note 11(b) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

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

Our business requires a high level of capital expenditures.

Our business is capital intensive. Capital expenditures related to growth activities, which were $2.8 million in fiscal year 2011, consist of costs related to development of new airspace, permit expansions and new recycling contracts, along with incremental costs of equipment and infrastructure added to further such activities. Capital expenditures related to maintenance activities, which were $52.4 million in fiscal year 2011, consist of landfill cell construction costs not related to airspace expansion, costs of normal permit renewals and replacement costs for equipment due to age or obsolescence. We must use a substantial portion of our cash flows from operating activities toward maintenance capital expenditures, which reduces our flexibility to use such cash flows for other purposes, such as reducing our indebtedness. Our capital expenditures could increase if we make acquisitions or further expand our operations or as a result of factors beyond our control, such as changes in federal, state or local governmental requirements. The amount that we spend on capital expenditures may exceed current expectations, which may require us to obtain additional funding for our operations or impair our ability to grow our business.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

Our operations and customers are concentrated principally in New England and New York. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase. A substantial amount of the material delivered to our Chemung, Hakes, Hyland and McKean landfills consist of extractions from the Marcellus Shale formations in Western New York and Pennsylvania. These extractions are the subject of political opposition and there can be no assurance that they will not be halted or retried. In such an event, our revenues from these landfills would be materially adversely affected.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2011, we used approximately 5.7 million gallons of diesel fuel in our solid waste operations. We have a fuel surcharge program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility. This fee has been passed on to our customers where their contracts and competition conditions permit.

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

From time to time in the future, we may sell or divest certain other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt, or as a result of a determination that the specified asset will provide inadequate returns to us, or that the asset no longer serves a strategic purpose in connection with our business or if we determine the asset may be more valuable to a third party. The timing of such sales or divestures may not be entirely within our control. For example, we may need to quickly divest assets to satisfy immediate cash requirements, or we may be forced to sell certain assets prior to canvassing the market or at a time when market conditions for valuations or for financing for buyers are unfavorable, which would result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may face in obtaining financing, or we may face opposition from municipalities or communities to a disposition or the proposed buyer. Any sale of our assets could result in a loss on divestiture. Any of the foregoing would have an adverse effect on our business and results of operations.

We previously announced our efforts to divest our waste to energy facility, Maine Energy. Public opposition to these efforts and the continued operation of Maine Energy have impacted our ability to sell the Maine Energy facility to date, and although we intend to continue to explore opportunities to divest Maine Energy in whole or in part in the future, there is no certainty that we will be able to divest Maine Energy.

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

Our ability to achieve the benefits from any potential future acquisitions, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of May 31, 2011, approximately 6.8% of our employees were represented by unions.

Our Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At December 31, 2010, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2011, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 31.4% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At May 31, 2011, we operated nine subtitle D landfills, four of which are owned and five of which are leased, one landfill permitted to accept construction and demolition materials that we own, 29 transfer stations, 19 of which are owned, six of which are leased and four of which are under operating contract, 31 solid waste collection facilities, 19 of which are owned and 12 of which are leased, 17 recycling processing facilities, 10 of which are owned, six of which are leased and one of which is under an operating contract, one waste-to-energy facility that we own, three landfill gas to energy facilities that we own, and we utilized 12 corporate office and other administrative facilities, two of which are owned and ten of which are leased (See Item 1—Business section of this Form 10-K for property information by operating segment).

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

North Country Landfill Expansion

Our subsidiary, North Country Environmental Services, Inc. (“NCES”) is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.  As discussed below, NCES projects that its permitted capacity will last into fiscal year 2018.

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill.  Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009.  In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area.  In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area.  It has also sought a civil penalty of two hundred seventy five dollars per day from the date of filing, plus costs and attorneys’ fees.  NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009.  On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action. The trial of the consolidated actions was set for January 2011, but the court continued the trial in early December 2010.  A new trial date has been set for March 2012.  In January 2011, the court denied three partially dispositive motions filed by the Town.  The court held a hearing on a fourth dispositive motion filed by NCES on February 14, 2011.  If granted, NCES’s motion would invalidate two amendments of the Town’s zoning ordinance, thereby resolving both the enforcement action and two counts of the declaratory judgment action in NCES’s favor.

On April 29, 2010, NCES filed an application with NHDES to modify its Stage IV permit to develop nearly all of the remaining undeveloped capacity under that permit.   On August 27, 2010, NHDES granted the permit modification, thereby authorizing NCES to develop State IV, Phase 2, of the landfill, comprising approximately one million cubic yards of disposal capacity.  There were two appeals filed with the New Hampshire Waste Management Council.  One appeal was filed by a group of local citizens and seeks to invalidate the approval.  The other appeal was filed by a company with which NCES has certain agreements relating to the operation of the gas management system at the landfill and the use of the landfill gas and sought modification of the approval with respect to the criteria governing the operation of the gas management system.  NCES has sought dismissal of the first appeal on the grounds that the appellants lack standing to bring it.  That motion is pending.  The second of these appeals has since been voluntarily dismissed.  On February 14, 2011, NHDES issued construction approval for State IV, Phase 2-A, of the landfill, and construction commenced shortly thereafter.  The group of local citizens who had appealed the August 26, 2010, permit modification also appealed the construction approval to the Waste Management Council.  NCES has sought dismissal of this appeal on the grounds it was untimely filed.  That motion is pending.  The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval.  Accordingly, NCES has commenced and continues construction activities at the Landfill.  No hearing has been set on these appeals.

New York Department of Labor Prevailing Wage Dispute

We have been involved in an inquiry by the New York Department of Labor (“DOL”) regarding the applicability of certain state “Prevailing Wage” laws pertaining to work being undertaken by us at certain landfill sites operated by us in New York State that are owned by municipalities (Chemung, Ontario and Clinton Counties). On August 21, 2009, the DOL issued a letter opinion with regard to cell construction and capping work and other activities at these landfills, concluding that:  (1) the construction activity necessary for the recovery, use and sale of gases created by the landfill is not a public work project to which the Prevailing Wage Law applies; (2) cell construction and capping activities are public work where that work takes place on publicly owned lands in the furtherance of the operation of a publicly accessible landfill facility; (3) construction on lands acquired by Casella which adjoin a County-owned landfill are akin to a privately owned and operated landfill and would not be subject to the Prevailing Wage Law.  A settlement with the DOL was reached to resolve this matter, which required the payment of increased wages and benefits to employees of Rifenburg Construction, Inc. and Casella Construction, Inc., in an aggregate amount of $0.5 million.  No penalties or interest were required.  These amounts were accrued and capitalized as part of the related landfill asset, and will be amortized prospectively over the remaining life of the landfill as tons of waste are placed at each landfill site.  This matter is now closed.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, §§150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting our subsidiary, Southbridge Recycling and Disposal Park, a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”).  The 2008 Site Assignment allows Southbridge Recycling and Disposal Park, subject to numerous conditions, to accept into the Landfill up to 0.4 million tons of waste per year without regard to geographic origin.

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

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we have filed a joint motion with the Southbridge BOH to dismiss that appeal, contending that the appeal was filed late and is subject to dismissal as a matter of law.  On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal will be heard by the Massachusetts Supreme Judicial Court, upon its own motion.  It appears that this hearing will occur no sooner than September, 2011.  While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action.  We believe it is remote that this appellate action could result in a threat to the validity of the 2008 site assignment.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 0.2 million tons per year of construction and demolition debris to 0.2 million tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations).  The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010.  On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”).  On or about August 1, 2010, despite its prior settlement, the Board of Health of the Town of Sturbridge filed a complaint in Worcester Superior Court challenging MADEP’s issuance of the Conversion Permit.  Defendants moved to dismiss the complaint.  On January 27, 2011, the Court heard oral argument on defendants’ motions to dismiss, and on February 4, 2011, the Court granted those motions, dismissing the complaint.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC sought declaratory and injunctive relief and damages in the amount of approximately $1.5 million.  CRMC alleged that NCES had breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleged that NCES had inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  CRMC also had alleged that NCES violated the terms of an Operations and Maintenance Agreement in operating the landfill gas management system.  NCES denied these allegations, and vigorously defended against these claims.

On or about March 23, 2011, we elected, in a separate transaction, to purchase from CRMC the gas rights subject to the terms of the Gas Lease, for the total sum of $1.8 million, $1.2 million of which was paid at closing on or about April 11, 2011, and the remainder of which will be paid in five installments of $0.1 million on the anniversary of the closing date.  This litigation was dismissed with prejudice as part of the purchase of the CRMC gas rights.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) on or about May 17, 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms applicable to our small commercial container customers.  On March 23, 2010, we were a recipient of a Civil Investigative Subpoena (“CIS”) issued by the AG requesting information and documents from us regarding our compliance with the AOD.  We provided all information requested by the AG in a timely manner.  However, in the course of responding to the AG’s requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD.  This error occurred during a one (1) year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers in Vermont were affected.  We immediately terminated the use of these contracts, and we intend to issue revised contracts to those affected customers.  We have not had any occasion to enforce the terms of any of these contracts.

On or about April 25, 2011, the AG asserted that we violated the terms of the AOD, and that we pay civil penalties of approximately $4.8 million.  The AG also requested that the AOD be extended beyond its initial expiration date in 2012, and that certain of our business practices with respect to our small commercial container customers be discontinued.

We do not agree with the AG regarding the enforceability and terms of the AOD or that the AOD term should be extended.  We intend to vigorously defend ourselves against the assertions of the AG.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca, New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town of Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various Casella entities (collectively, “Casella”) as defendants (the “Seneca Litigation”), alleging that both Casella and the County have breached their obligations to the Town under both the Host Agreement and the OMLA.  The Town’s complaint alleges a variety of contract breaches stemming from Casella’s decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects.  The complaint demands, among other things, payment of $3.8 million.

We firmly believe the Town’s position is without legal merit.  We will defend the Seneca Litigation aggressively.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) that it is submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011.  PERC states that Pine Tree Waste, Inc., our subsidiary, has failed since 2001 to honor a “put-or-pay” waste disposal arrangement.  We have been investigating the merit of this claim since receipt of the invoice, and will aggressively defend against this claim in arbitration and/or the courts.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012.  On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011.  We submitted extensive comments.  In early April the DEC issued the final Record of Decision (“ROD”) for the site.  The ROD was subsequently rescinded for failure to respond to all submitted comments.  The preliminary ROD, however, estimated that the estimated present worth cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with the earlier ROD that had been rescinded.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in third quarter of fiscal year 2009.  In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows.  Based on the estimated costs in the rescinded ROD, and changes in the estimated timing of cash flows, at April 30, 2011 we recorded an environmental remediation charge of $0.5 million. Such charges could be significantly higher if costs exceed estimates.  We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%).  At April 30, 2011 and April 30, 2010, we have recorded $5.1 million and $4.6 million, respectively, related to this liability including the recognition of $0.1 million and $0.2 million of accretion expense in the fiscal years ended April 30, 2011 and 2010, respectively.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq Global Select Market (the “NASDAQ Stock Market”) under the symbol “CWST”. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the NASDAQ Stock Market.

Period	High	Low
Fiscal Year Ending April 30, 2010
First quarter	$3.67	$1.82
Second quarter	$3.30	$2.46
Third quarter	$4.80	$2.55
Fourth quarter	$5.34	$4.03
Fiscal Year Ending April 30, 2011
First quarter	$5.39	$3.20
Second quarter	$5.00	$3.70
Third quarter	$8.18	$4.30
Fourth quarter	$8.29	$6.20

On May 31, 2011, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $6.37 and $6.05, respectively. As of May 31, 2011 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The stock performance graph below compares the percentage change in cumulative stockholder return on Class A common stock for the period from April 30, 2006 through April 30, 2011, with the cumulative total return on The NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group on The NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2006 of $100.00 in our Class A common stock at the closing price on such date, in The NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on the Class A common stock.

*$100 invested on 4/30/06 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

	April 30,	April 30,	April 30,	April 30,	April 30,	April 30,
	2006	2007	2008	2009	2010	2011
Casella Waste Systems, Inc.	$100.00	$59.81	$68.55	$13.25	$33.18	$43.47
NASDAQ Composite	$100.00	$111.24	$107.01	$75.98	$109.83	$129.57
Peer Group	$100.00	$121.48	$121.13	$95.48	$134.14	$173.48

(1)                                  The peer group is comprised of securities of Waste Connections, Inc. and WCA Waste Corp.  Waste Connections, Inc. was added to the peer group in fiscal year 2011 to replace Waste Services, Inc. which merged with another public company that is not traded on the NASDAQ Stock Market.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2011, 2010 and 2009, and the consolidated balance sheets as of April 30, 2011 and 2010 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2008 and 2007, and the consolidated balance sheet data as of April 30, 2008, 2007 and 2006 are derived from previously filed Consolidated Financial Statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$466,064	$457,642	$482,851	$503,925	$470,497
Cost of operations	317,504	303,399	322,605	338,167	310,140
General and administration	64,010	57,476	63,202	69,638	69,574
Depreciation and amortization	58,261	63,619	68,432	73,479	67,168
Asset impairment charge	3,654	—	355	534	752
Environmental remediation charge	549	335	4,356	—	—
Bargain purchase gain	(2,975)	—	—	—	—
Gain on sale of assets	(3,502)	—	—	—	—
Goodwill impairment charge	—	—	55,286	—	—
Hardwick impairment and closing charges	—	—	—	1,400	26,892
Operating income (loss)	28,563	32,813	(31,385)	20,707	(4,029)
Interest expense, net	45,858	44,265	33,120	31,952	27,306
Other expense / (income), net	10,626	2,355	1,366	3,410	(1,430)
Loss from continuing operations before income taxes and discontinued operations	(27,921)	(13,807)	(65,871)	(14,655)	(29,905)
(Benefit) provision for income taxes	(24,217)	2,242	6,247	(3,555)	(10,674)
Loss from continuing operations before discontinued operations	(3,704)	(16,049)	(72,118)	(11,100)	(19,231)
(Loss) income from discontinued operations, net	(1,458)	1,011	4,030	4,410	1,949
Gain (loss) on disposal of discontinued operations, net	43,590	1,180	63	(1,145)	(601)
Net income (loss)	38,428	(13,858)	(68,025)	(7,835)	(17,883)
Preferred stock dividend	—	—	—	—	3,588
Net income (loss) available to common stockholders	$38,428	$(13,858)	$(68,025)	$(7,835)	$(21,471)
Basic net income (loss) per common share	$1.47	$(0.54)	$(2.66)	$(0.31)	$(0.85)
Basic weighted average common shares outstanding (1)	26,105	25,731	25,584	25,382	25,272
Diluted net income (loss) per common share	$1.47	$(0.54)	$(2.66)	$(0.31)	$(0.85)

	Fiscal Year Ended April 30,
	(in thousands)
	2011	2010	2009	2008	2007
Other Operating Data:
Capital expenditures	$55,249	$52,834	$54,330	$68,370	$91,917

Other Data:

Cash flows provided by operating activities	$47,091	$64,086	$69,145	$60,981	$74,447

Cash flows used in investing activities	$(55,764)	$(63,050)	$(62,877)	$(84,933)	$(89,527)

Cash flows (used in) provided by financing activities	$(117,895)	$(7,281)	$(16,408)	$4,842	$25,184

Balance Sheet Data:
Cash and cash equivalents	$1,817	$2,035	$1,838	$2,814	$12,366

Working capital deficit, net (2)	$(13,333)	$(10,190)	$(2,138)	$(20,153)	$(105,718)

Property, plant and equipment, net	$453,361	$457,670	$461,027	$468,278	$468,582

Goodwill	$101,204	$100,526	$100,443	$156,829	$160,816

Total assets	$690,581	$754,814	$750,962	$836,087	$834,093

Long-term debt, capital, and financing lease obligations, less current maturities	$463,574	$564,032	$562,665	$562,326	$478,613

Redeemable preferred stock	$—	$—	$—	$—	$74,018

Total stockholders’ equity	$93,987	$50,296	$66,310	$124,682	$129,496

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

Recent Developments

On January 23, 2011, we entered into a purchase and sale agreement and related agreements to sell non-integrated FCR recycling assets and select intellectual property assets to a new company formed by Pegasus Capital Advisors, L.P. and Intersection, LLC.  Pursuant to these agreements, we divested our non-integrated recycling assets located outside our core operating region of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 MRF’s, one transfer station and certain related intellectual property assets.  Following the transaction, we retained four integrated MRFs located in our core operating regions.  As a part of the disposition, we also entered into a ten year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

We completed the transaction on March 1, 2011 for $134.2 million in gross cash proceeds, including an estimated $3.8 million working capital and other purchase price adjustment, which is subject to further adjustment, as defined in the purchase and sale agreement.  After netting transaction costs and cash taxes payable in conjunction with the divestiture, net cash proceeds amounted to approximately $123.0 million.  We used the net cash proceeds from the divestiture and borrowings under our 2009 Revolver to repay the 2009 Term Loan in full. In addition, at the closing of the transaction, Jim Bohlig, an executive officer and Board Member of ours resigned from our company and joined the Purchaser as CEO.

On February 7, 2011, we completed the offering of $200.0 million aggregate principal amount of 7.75% senior subordinated notes due 2019.  The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guaranteed our 2009 Senior Secured Credit Facility and that currently guarantee our 2011 Revolver and our 11% senior second lien notes due 2014 ( the “Second Lien Notes”).  Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011.  We used the net proceeds from the offering of the 2019 Notes, together with other available funds, to refinance our Senior Subordinated Notes and to pay related transaction costs.

On March 18, 2011, we completed the refinancing of our 2009 Senior Secured Credit Facility with the 2011 Revolver, consisting of a $227.5 million revolving credit and letter of credit facility. The 2011 Revolver is due March 18, 2016. If we fail to refinance our Second Lien Notes by March 1, 2014, the maturity date for the 2011 Revolver shall be accelerated to March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182.5 million, subject to certain conditions set forth in the 2011 Revolver agreement.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal recycling, and organics services. We operate in six states— including Vermont, New Hampshire, New York, Massachusetts, Maine, and Pennsylvania.

As of May 31, 2011, we owned and/or operated 31 solid waste collection operations, 29 transfer stations, 17 recycling facilities, nine Subtitle D landfills, three landfill gas to energy facilities, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility. In addition, we hold a 50% interest in GreenFiber, a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. We also hold a 8.2% interest in RecycleRewards, a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Overview of Fiscal Year 2011 Operating Results

Revenues and operating income (loss) based on our segments for the fiscal years ended April 30, 2011 and 2010, are as follows (in millions):

	Revenues		Operating Income (Loss)
	Fiscal Year Ended April 30,
Segment	2011	2010	2011	2010
Eastern	$167.3	$177.3	$(5.0)	$(0.1)
Western	210.3	201.8	32.0	33.5
Recycling	43.6	35.5	4.1	1.9
Other	44.9	43.0	(2.5)	(2.5)
Total	$466.1	$457.6	$28.6	$32.8

For the year ended April 30, 2011, we reported revenues of $466.1 million, an increase of $8.5 million, or 1.9%, from $457.6 million for the year ended April 30, 2010. Solid waste revenues decreased 0.4% with lower disposal and waste-to-energy prices accounting for a 0.3% decrease, lower collection volumes of 1.4%, a 0.3% decline in commodity prices, 1.7% related to a divestiture in the Eastern region, and 2.3% decline from the closure of a landfill.  These decreases were partially offset by 4.5% positive effect of disposal, recycling, and waste-to-energy volumes, 0.4% from collection and recycling price increases, 0.2% higher commodity volume, and 0.5% from acquisitions. Major accounts revenues included in Other increased 4.4%, in fiscal year 2011 compared to the prior year primarily due to higher volumes of 4.7% offset by 0.3% price decline. As a percentage of total Recycling revenues, Recycling revenues increased 22.8% in fiscal year 2011 compared to the prior year with 23.5% related primarily to a steady uptrend in commodity price offset by a 1.3% decline in commodity volumes.

Eastern region revenues decreased $10.0 million, or 5.6%, in fiscal year 2011 compared to the prior year primarily due to the closure of a landfill, a divestiture, negative collection and processing and recycling volume, and a decline in waste-to-energy price and commodity volume.  These declines were offset by collection, processing and recycling, and disposal price improvement and increased disposal, waste-to-energy, processing and recycling volumes, and a tuck-in acquisition.  Western region revenues for fiscal year 2011 increased $8.5 million, or 4.2%, compared to the prior year due to higher disposal, commodity, and recycling volumes, improved collection and commodity pricing, and acquisitions.  These increases were offset by decreases in disposal price as well as a decline in collection volumes.

Operating income for fiscal year 2011 was $28.6 million compared to operating income of $32.8 million in fiscal year 2010. Our operating results were negatively impacted by the $3.7 million impairment on long-lived assets, increases in cost of operations and general and administration expenses, both in dollars and as a percentage of revenue when compared to fiscal year 2010, along with decreases in collection and recycling revenues due to lower volumes and a divestiture. Operating results were positively impacted by increased disposal, processing and recycling, and major accounts revenues, lower depreciation and landfill amortization due to the closure of the Pinetree landfill, a $3.0 million gain on bargain purchase related to the McKean landfill business, and a $3.5 million gain on sale of assets in the first quarter of fiscal year 2011. On a segment basis, operating income for the Eastern region decreased $4.9 million due primarily to a $10.0 million decrease in revenues combined with the $3.7 million impairment on long-lived assets and increased operating costs associated with maintenance and labor, offset partially by lower landfill amortization. Operating income for the Western region decreased $1.5 million despite the fact that revenues increased $8.5 million year over year and a $3.0 million gain on bargain purchase related to the McKean landfill business was recorded in fiscal year 2011. The decrease in operating income was associated with increases in cost of operations, general and administration expenses, and landfill amortization, which outweighed the increases in revenue and the gain on bargain purchase.

We recorded net income of $38.4 million for the fiscal year ended April 30, 2011 compared to a net loss of $13.9 million in fiscal year 2010, primarily due to the fiscal 2011 gain on disposal of discontinued operations, net of taxes, amounting to $43.6 million.  The fiscal year 2011 operating income discussed above was offset by a $7.4 million loss on debt refinancing, as well as declining performance from our unconsolidated subsidiary, GreenFiber. Our pre-tax loss was $27.9 million in fiscal year 2011 compared to a pre-tax loss of $13.8 million in fiscal year 2010.

Net cash provided by operations was $47.1 million in fiscal year 2011 down from $64.1 million in fiscal year 2010. Fiscal year 2011 net income adjusted for the gain on disposal of discontinued operations and income (loss) from discontinued operations totaled ($3.7) million. This resulted in an increase to net income of $39.9 million when compared to the fiscal year 2010 total of $2.2 million. Depreciation and amortization was lower in fiscal year 2011 by $5.4 million over the prior year. Loss on debt refinancing was higher in fiscal year 2011 by $6.9 million over the prior year. An asset impairment charge resulted in a $3.7 million increase year over year.  The McKean landfill bargain purchase gain resulted in a $3.0 million decrease year over year. Net cash provided by operations was further decreased by $5.5 million in cash outflows associated with changes in assets and liabilities, net of effects of acquisitions and divestitures.

Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures were $55.2 million in fiscal year 2011 compared to $52.8 million in fiscal year 2010.

Acquisitions and Divestitures

We completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for a settlement amount of $0.4 million in cash.  In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for a settlement amount of $1.4 million in cash.  This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $1.1 million and $0.1 million for fiscal years 2010 and 2009, respectively.

In the quarter ended July 31, 2010, we completed the sale of certain assets in Southeastern Massachusetts.  Total consideration amounted to $7.8 million with cash proceeds of 7.5 million.  We recorded a gain on sale of assets of $3.5 million.

Our contract with our Recycling Cape May operation expired in the third quarter of fiscal year 2010.  This operation was treated as a discontinued operation.

During the third quarter of fiscal year 2011, we completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1.8 million.  A loss amounting to $0.1 million (net of tax) was recorded to gain on disposal of discontinued operations in fiscal year 2011.

We completed the divestiture of our non-integrated FCR recycling assets and select intellectual property assets in the fourth quarter of fiscal year 2011 for $134.2 million in gross proceeds. This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $43.7 million in the fourth quarter of fiscal year 2011.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying Consolidated Financial Statements.  Revenues and income (loss) before income taxes (in millions) attributable to discontinued operations for fiscal years 2011, 2010 and 2009 are as follows (in millions):

	Fiscal Year Ended April 30,
	2011	2010	2009
Revenues	$62.5	$66.2	$71.7
(Loss) income before income taxes	$(2.3)	$1.9	$6.8

In fiscal year 2011 we acquired two solid waste hauling operations in exchange for $1.1 million in cash and $0.3 million in notes payable.  Also in fiscal year 2011, we acquired the McKean County landfill business in Pennsylvania in exchange for $0.7 million in cash and the assumption of $1.4 million in liabilities.  We acquired the McKean County landfill business out of bankruptcy proceedings and recognized a bargain purchase gain of $3.0 million based on the amount by which the fair value of assets acquired exceeded the purchase price consideration.  In fiscal year 2010, we acquired two solid waste hauling operations. These transactions were in exchange for total consideration of $1.6 million, including $0.9 million in cash and $0.6 million in notes payable to the seller and liabilities assumed. In fiscal year 2009, we acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration.

General

Revenues

Revenues in our Eastern and Western regions are attributable primarily to fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, waste-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. Recycling revenues consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. We also generate and sell electricity under a contract at our waste-to-energy facility and at certain of our landfill facilities.

Our cellulose insulation business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture’s net income (loss) on the equity method in our results of operations. We also have a 8.2% interest in a company that markets an incentive-based recycling service and a 19.9% interest in a surety company which provides surety bonds to us to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. We accounts for these investments under the cost method of accounting. Also, in the “Other” segment, we have ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Fiscal Year Ended April 30,
	2011		2010		2009
Collection	$199.9	42.9%	$204.2	44.6%	$218.4	45.2%
Disposal	106.6	22.9%	107.4	23.5%	111.1	23.0%
Power generation	25.1	5.4%	27.8	6.1%	28.5	5.9%
Processing and recycling	50.5	10.8%	44.0	9.6%	46.0	9.5%
Solid waste operations	382.1	82.0%	383.4	83.8%	404.0	83.6%
Major accounts	40.4	8.7%	38.7	8.5%	34.7	7.2%
Recycling	43.6	9.3%	35.5	7.7%	44.2	9.2%
Total revenues	$466.1	100.0%	$457.6	100.0%	$482.9	100.0%

The dollar decrease in collection revenues in fiscal year 2011 compared to fiscal year 2010 is primarily due to lower volumes and a divestiture partially offset by price increases and the effect of acquisitions. Disposal revenues decreased slightly in fiscal year 2011 due to the closure of a landfill, a divestiture, and a decline in disposal price offset by higher volumes.  Waste-to-energy volumes increased in fiscal year 2011 but declines in price resulted in a revenue decline for the power generation operations.  The dollar increase in processing and recycling revenues in fiscal year 2011 compared to fiscal year 2010 is primarily due to stronger volume and price increases.  Major accounts revenues improved in fiscal year 2011 with higher volumes offset slightly by price decline.  As noted above, Recycling revenues were positively impacted as a result of a sharp improvement in average commodity prices in fiscal year 2011 compared to fiscal year 2010 offset to a lesser extent by commodity volume decline.

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

	Fiscal Year Ended April 30,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of operations	68.1%	66.3%	66.8%
General and administration	13.7%	12.5%	13.1%
Depreciation and amortization	12.5%	13.9%	14.2%
Asset impairment charge	0.8%	0.0%	0.1%
Environmental remediation charge	0.1%	0.1%	0.9%
Bargain purchase gain	-0.6%	0.0%	0.0%
Gain on sale of assets	-0.7%	0.0%	0.0%
Goodwill impairment charge	0.0%	0.0%	11.4%
Operating income (loss)	6.1%	7.2%	-6.5%
Interest expense, net	9.8%	9.7%	6.9%
Loss from equity method investments	0.9%	0.6%	0.4%
Other expense (income), net	1.4%	-0.1%	-0.2%
Provision for income taxes	-5.2%	0.5%	1.3%
Loss from continuing operations	-0.8%	-3.5%	-14.9%

Fiscal Year 2011 versus Fiscal Year 2010

Revenues.  Revenues increased $8.5 million, or 1.9%, to $466.1 million in fiscal year 2011 from $457.6 million in fiscal year 2010. Solid waste revenues decreased $1.3 million with lower disposal and waste-to-energy prices accounting for $1.1 million of the decrease, lower collection volumes of $5.3 million, a $1.1 million decline due to a reductions in commodity prices, a $6.4 million decrease related to a divestiture in the Eastern region, and a $8.8 million decline from the closure of a landfill.  These decreases were partially offset by $17.4 million positive effect of disposal, recycling, and waste-to-energy volumes, $1.5 million from collection and recycling price increases, $0.6 million higher commodity volume, and $1.8 million from acquisitions. Major accounts revenues increased $1.7 million in fiscal year 2011 compared to the prior year primarily due to higher volumes of $1.8 million offset by $0.1 million price decline. As a percentage of total Recycling revenues, Recycling revenues increased $8.1 million in fiscal year 2011 compared to the prior year with $7.9 million related primarily to the uptrend in commodity price and a $0.2 million increase in commodity volumes.

Cost of operations.  Cost of operations increased $14.1 million, or 4.6%, to $317.5 million in fiscal year 2011 from $303.4 million in fiscal year 2010. Cost of operations as a percentage of revenues increased to 68.1% in fiscal year 2011 from 66.3% in the prior year. The dollar increase was due to higher revenues, but more specifically, cost of operations increased due to higher cost of purchased materials associated with increased prices, higher fuel costs associated with rising gas prices, higher maintenance and hauling costs, increased depletion of landfill operating lease obligations, and a lower gain on sale of equipment.  These cost increases were partially offset by various cost reductions associated with other operational costs such as insurance along with registration and permits.

General and administration.  General and administration expenses increased $6.5 million, or 11.3%, to $64.0 million in fiscal year 2011 compared to $57.5 million in fiscal year 2010, and increased as a percentage of revenues to 13.7% in fiscal year 2011 from 12.5% in fiscal year 2010. The dollar increase was primarily due to higher expenses associated with salaries, employee awards and bonuses, advertising, legal, and consulting.  Specifically, employee awards and bonuses increased due to a fourth quarter discretionary bonus of $3.5 million. These costs were partially offset by reduced bad debt expense and lower equity compensation costs in fiscal year 2011 associated with a change to the expected performance attainment levels related to performance stock units.

Depreciation and amortization.  Depreciation and amortization expense decreased $5.3 million, or 8.3%, to $58.3 million in fiscal year 2011 from $63.6 million in fiscal year 2010. Landfill amortization expense decreased by $3.6 million primarily due to lower volumes and the closure of the Pinetree facility. Depreciation expense decreased $1.9 million year over year due to timing and fixed asset sales.  Depreciation and amortization expense as a percentage of revenue decreased to 12.5% in fiscal year 2011 from 13.9% in fiscal year 2010.

Environmental remediation charge.  In fiscal year 2011, we recorded an environmental remediation charge of $0.5 million associated with changes in expected cash flows for its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of ours in the Western region. In fiscal year 2010, we recorded a $0.3 million charge for this remediation work. Note 11(d) to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Interest expense, net.  Net interest expense increased $1.6 million, or 3.6% to $45.9 million in fiscal year 2011 from $44.3 million in fiscal year 2010. This increase was attributable to higher average interest rates associated with our capital structure which was put in place on July 9, 2009. This increase was partially offset by a reduction of interest expense associated with the refinancing of the 2009 Revolver in March 2011, the full paydown of our 2009 Term Loan in March 2011, and the offering of the 2019 Notes in February 2011. Net interest expense, as a percentage of revenues, increased to 9.8% in fiscal year 2011 from 9.7% in fiscal year 2010.

Loss from equity method investments.  The loss from equity method investments in fiscal year 2011 relates to our 50% joint venture interest in GreenFiber. GreenFiber reported a loss for fiscal year 2011, of which our share was $4.1 million, compared to a loss in fiscal year 2010 of which our share was $2.7 million. GreenFiber continues to be negatively impacted by the overall slowdown in the housing market.

Loss on debt refinancing.  The loss in fiscal year 2011 of $7.4 million was attributable to the non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations and other costs associated with fiscal year 2011 refinancing efforts, which include the write off of deferred financing costs associated with the 2009 Term Loan and Senior Subordinated Notes,  the write-off of the discount and premium associated with the 2009 Term Loan and Senior Subordinated Notes, a gain associated with the discount on the tender of the Senior Subordinated Notes, and a loss associated with the consent payment on the Senior Subordinated Notes. The loss in fiscal year 2010 of $0.5 million was due to the write-off of unamortized financing costs associated with the former senior credit facility, which was amended in the quarter ended July 31, 2009.

Other income.  Other income remained unchanged at $0.8 million in fiscal years 2011 and 2010. Other income in fiscal years 2011 and 2010 include a dividend of $0.5 million from our investment in Evergreen and the balance represents fees charged to customers and other miscellaneous non-operational income.

(Benefit) provision for income taxes.  (Benefit) provision for income taxes from continuing operations decreased $26.4 million in fiscal year 2011 to ($24.2) million from $2.2 million in fiscal year 2010. The effective tax rate changed to 86.7% in the year ended April 30, 2011 from (16.2)% in fiscal year 2010. The rate variance between the periods is due mainly to the current year tax benefit from the utilization of net operating loss carryforwards and other deferred tax assets resulting from the gain on the disposal of discontinued operations.

(Loss) income from discontinued operations/Gain on disposal of discontinued operations.  (Loss) income from discontinued operations decreased $2.5 million in fiscal year 2011 to ($1.5) million from $1.0 million. Gain on disposal of discontinued operations increased $42.4 million in fiscal year 2011 to $43.6 million from $1.2 million.  Fiscal year 2011 discontinued operations were the result of two separate transactions; the sale of non-integrated FCR recycling assets and select intellectual property assets and the sale of the Trilogy Glass business.  We completed the divestiture of our non-integrated recycling assets and select intellectual property assets in the fourth quarter of fiscal year 2011 for $134.2 million in gross proceeds. This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $43.7 million in the fourth quarter of fiscal year 2011. We completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1.8 million.  A loss amounting to $0.1 million (net of tax) was recorded to gain on disposal of discontinued operations in fiscal year 2011.

We also completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for a settlement amount of $0.4 million in cash. In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for a settlement amount of $1.4 million in cash.  We had previously accounted for these transactions as assets under contractual obligation. This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $1.1 million and $0.1 million for fiscal years 2010 and 2009, respectively.

Our contract for our Recycling Cape May operation expired in the third quarter of fiscal year 2010. This operation has been treated as a discontinued operation.

The operating results of the operations discussed above, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying Consolidated Financial Statements.

Fiscal Year 2010 versus Fiscal Year 2009

Revenues.  Revenues decreased $25.3 million, or 5.2%, to $457.6 million in fiscal year 2010 from $482.9 million in fiscal year 2009. Solid waste revenues decreased $20.6 million. The decrease was related to overall lower volumes of $26.7 and a $4.8 million decline in disposal, waste-to-energy, and commodity prices. The decrease was partially offset by $9.1 million in price increases in our collections and processing and recycling operations, $0.9 million favorable waste-to-energy commodity volume, and $1.0 million of revenues from the rollover effect a tuck-in acquisition.  Major Accounts revenues increased $4.0 million in fiscal year 2010 compared to the prior year with $3.9 million related to higher and $0.1 million price increases. As a percentage of total Recycling revenues, Recycling revenues decreased $8.7 million in fiscal year 2010 compared to the prior year with $6.8 million related primarily to a decrease in commodity volume and a $1.9 million decline in commodity prices.

Cost of operations.  Cost of operations decreased $19.2 million, or 6.0% to $303.4 million in fiscal year 2010 from $322.6 million in fiscal year 2009. Cost of operations as a percentage of revenues decreased to 66.3% in fiscal year 2010 from 66.8% in the prior year. The dollar decrease is primarily due to lower direct labor costs, vehicle maintenance and fuel costs. These dollar decreases were partially offset by higher hauling, accretion and third party disposal expenses, and by a benefit in the prior year period of $0.8 million related to the reimbursement from the Town of Southbridge for previously paid and expensed closure and post closure costs at the Southbridge landfill site in the Eastern region.

General and administration.  General and administration expenses decreased $5.7 million, or 9.0%, to $57.5 million in fiscal year 2010 compared to $63.2 million in fiscal year 2009, and decreased as a percentage of revenues to 12.5% in fiscal year 2010 from 13.1% in fiscal year 2009. The dollar decrease is primarily due to lower costs associated with reduced salary, travel, legal, consulting and bad debt expenses and the current year benefit of a general and administrative charge in fiscal year 2009 of $1.2 million for severance and reorganization. These costs were offset by higher incentive compensation costs in fiscal year 2010.

Depreciation and amortization.  Depreciation and amortization expense decreased $4.8 million, or 7.0%, to $63.6 million in fiscal year 2010 from $68.4 million in fiscal year 2009. Landfill amortization expense decreased by $4.8 million primarily due to lower volumes and the planned closure of our Colebrook facility in the Western region and Pinetree facility in the Eastern region. Depreciation expense and amortization expense remained consistent year over year. Depreciation and amortization expense as a percentage of revenue decreased to 13. 9% in fiscal year 2010 from 14.2% in fiscal year 2009.

Environmental remediation charge.  In fiscal year 2010, we recorded an environmental remediation charge of $0.3 million associated with changes in expected cash flows for its share of work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of ours in the Western region.  In fiscal year 2009, we recorded $4.4 million for this remediation work.

Goodwill impairment charge.  In fiscal year 2009 we performed our annual assessment of goodwill impairment by applying a fair value test to identified reporting units. Our step one analysis indicated that the fair value of its Eastern region reporting segment was less than its carrying value and proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities’ of the Eastern region to determine the implied fair value of goodwill.  The result of this assessment indicated that the implied fair value of goodwill was zero.  As a result we recognized a non-cash charge of $55.3 million to write-off the entire carrying value of the Eastern region goodwill.

Asset impairment charge.  In fiscal year 2009, we wrote-off $0.4 million in deferred costs associated with certain development projects deemed no longer viable.

Interest expense, net.  Net interest expense increased $11.1million, or 33.5% to $44.3 million in fiscal year 2010 from $33.1 million in fiscal year 2009. This increase is attributable to higher average interest rates with our capital structure which was put in place on July 9, 2009. Net interest expense, as a percentage of revenues, increased to 9.7% in fiscal year 2010 from 6.9% in fiscal year 2009.

Loss from equity method investments.  The loss from equity method investments in fiscal year 2010 relates to our 50% joint venture interest in GreenFiber. GreenFiber reported a loss for fiscal year 2010, of which our share was $2.7 million, compared to a loss in fiscal year 2009, of which our share was $2.2 million.  In fiscal year 2010, GreenFiber continued to be negatively impacted by the overall slowdown in the housing market.

Other income.  Other income in fiscal year 2010 remained unchanged at $0.8 million in fiscal years 2010 and 2009.  Other income in fiscal year 2010 includes a dividend of $0.5 million from our investment in Evergreen and the balance represents a gain on the sale of assets and certain marketable securities and fees charged to customers.

(Benefit) provision for income taxes.  Provision for income taxes decreased $4.0 million in fiscal year 2010 to $2.2 million from $6.2 million in fiscal year 2009. The effective tax rate changed to (16.2)% in fiscal year 2010 from (9.5)% in fiscal year 2009. The rate variance between the periods is due mainly to changing our assessment of the realizability of deferred tax assets in the fourth quarter of 2009, resulting in a $24.1 million increase in the valuation allowance in 2009, and due to the impairment of non-deductible goodwill in 2009.  The remaining rate variance is primarily a result of an increase in the valuation allowance in 2010 due to the book loss for the year and the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes.

(Loss) income from discontinued operations/Gain on disposal of discontinued operations. We terminated our operation of MTS Environmental, a soils processing operation in the Eastern region, in fiscal year 2008. A charge was recorded amounting to $3.2 million associated with the abandonment. Included in this charge was the write off of the carrying value of assets along with costs associated with vacating the site. A loss amounting to $1.9 million (net of tax) has been recorded as loss on disposal of discontinued operations in fiscal year 2008. In fiscal year 2010, we recorded a true-up of certain liabilities associated with the site amounting to a gain of forty five thousand dollars.  As of April 30, 2008, we also deemed our Recycling Greenville operation as held for sale and classified this operation as a discontinued operation. The divestiture was completed in June 2008 for cash proceeds of $0.7 million. A loss amounting to $0.03 million (net of tax) was recorded as loss on disposal of discontinued operations in fiscal year 2009

We also completed the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for a settlement amount of $0.4 million in cash. In the fourth quarter of fiscal year 2010, we also completed the divestiture of our domestic brokerage operations for a settlement amount of $1.4 million in cash.  We had previously accounted for these transactions as assets under contractual obligation. This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $1.1 million and $0.1 million for fiscal years 2010 and 2009, respectively.

Our contract for our Recycling Cape May operation expired in the third quarter of fiscal year 2010. This operation has been treated as a discontinued operation.

The operating results of the operations discussed above, including those related to the current year, have been included in discontinued operations in the accompanying Consolidated Financial Statements.

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

We had a net working capital deficit of $13.3 million at April 30, 2011 compared to a deficit of $10.2 million at April 30, 2010.  Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities.  The $3.1 million decrease in net working capital at April 30, 2011 was primarily due to a $4.4 million positive working capital reduction due to the sale of non-integrated FCR recycling assets and select intellectual property assets. Net working capital related to continuing operations increased by $1.3 million year over year, somewhat offsetting the loss, with the primary drivers being a $3.4 million increase in accounts receivable, net, a $1.3 million decrease in refundable income taxes, and a $1.3 million decrease in other current assets, a $7.4 million increase in accounts payable, a $3.8 million increase in taxes payable, a $2.0 million decrease in accrued interest, and a $6.1 million decrease in current accrued capping, closure and post closure costs.

Fiscal Year 2011 Financing Activities

On May 27, 2010, we amended our then outstanding 2009 Senior Secured Credit Facility to create additional capital structure flexibility. As amended, the 2009 Senior Secured Credit Facility permitted us to use net proceeds of up to $150.0 million from equity offerings to repurchase outstanding Second Lien Notes. We were also permitted to use up to $50.0 million of borrowings under the 2009 Senior Secured Credit Facility to repurchase Senior Subordinated Notes.

On February 7, 2011, we completed an offering of $200.0 million of 7.75% Senior Subordinated 2019 Notes, the terms of which are described below.  We used the net proceeds from the 2019 Notes, together with other available funds, to refinance our then-outstanding Senior Subordinated Notes and to pay related transaction costs.

On February 7, 2011, we repurchased $166.8 million of our then outstanding $200.0 million aggregate principal amount of Senior Subordinated Notes through a cash tender offer and consent solicitation. Holders who tendered Senior Subordinated Notes received $1,003.75 for each $1,000 in principal amount of the Senior Subordinated Notes repurchased (which included a consent payment of $10 per $1,000 in principal amount of Senior Subordinated Notes), plus accrued and unpaid interest up to, but not including, the tender offer settlement date.

On March 9, 2011, we redeemed all of the remaining Senior Subordinated Notes at a price of $1,000 per $1,000 in principal amount of Senior Subordinated Notes, plus accrued and unpaid interest to, but not including, the redemption date.

On March 18, 2011, we refinanced and replaced the 2009 Senior Secured Credit Facility with the 2011 Revolver, consisting of a $227.5 million revolving credit and letter of credit facility, the terms of which are described below.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility.  The 2011 Revolver is a $227.5 million revolving credit and letter of credit facility, and is due March 18, 2016. If we fail to refinance the Second Lien Notes by March 1, 2014, the maturity date for the 2011 Revolver shall be March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182.5 million, subject to certain conditions set forth in the 2011 Revolver agreement. The 2011 Revolver is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

As of April 30, 2011, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended April 30, 2011	Covenant requirements - April 30, 2011
Total funded debt / Bank-defined cash flow metric (1)	4.42	4.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.54	3.00 Max.
Interest coverage	2.41	1.95 Min.
Capital expenditures	$55.2 Million	$87.4 Million Max.

(1)          Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, April 30, 2011.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended April 30, 2011
Net cash provided by operating activities	$47.1

Changes in assets and liabilities, net of effects of acquisitions and divestitures	5.5
Gain on sale of equipment and assets	4.0
Stock based compensation, net of excess tax benefit on exercise of options	(1.6)
Environmental remediation charge	(0.5)
Asset impairment charge	(3.7)
Bargain purchase gain	3.0
Interest expense plus amortization of premium on senior notes less discount on term loan and second lien notes	45.7
Loss on debt refinancing	(7.4)
Adjustments as allowed by Senior Secured Credit Facility Agreement	14.2

Bank - defined cash flow metric	$106.3

In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.

Further advances were available under the 2011 Revolver in the amount of $120.4 million as of April 30, 2011.  The available amount is net of outstanding irrevocable letters of credit totaling $49.7 million as of April 30, 2011, at which date no amount had been drawn.

Second Lien Notes.  As of April 30, 2011, we had $ 180.0 million aggregate principal amount of Second Lien Notes outstanding. The Second Lien Notes will mature on July 15, 2014, and interest will accrue at the rate of 11% per annum. Interest is payable semiannually in arrears on January 15th, and July 15th of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

Although the Second Lien Notes do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.  As of April 30, 2011, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs.

2019 Notes.  As of April 30, 2011, we had outstanding $200.0 million of the 2019 Notes. The 2019 Notes will mature on February 15, 2019, and interest will accrue at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets; pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2011, we were in compliance with all covenants under the indenture governing the Second Lien Notes but we do not believe that these restrictions impact our ability to meet future liquidity needs.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

Maine Bonds.  On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the “Bonds”). The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine; and (2) the issuance of the Bonds.

Preferred Stock.  On August 13, 2007, we redeemed for cash all of the outstanding shares of our Series A Preferred Stock, pursuant to the mandatory redemption requirements set forth in the Certificate of Designation for the Series A Preferred Stock. The shares were redeemed at an aggregate redemption price of $75.1 million, which was the liquidation value equal to the original price plus accrued but unpaid dividends through the date of redemption. We borrowed against the then-outstanding Senior Secured Credit Facility to fund this redemption.

Cash Flows for Fiscal Year 2011 Compared to Fiscal Year 2010

Net cash provided by operating activities for the fiscal years ended April 30, 2011 and 2010 amounted to $47.1 million and $64.1 million, respectively. The decrease in cash flow provided by operating activities of $17.0 million is due primarily to the following items. Our loss from continuing operations decreased by $14.1 million, driven in part by the recognition of non-cash charges during fiscal year 2011 associated with a gain on sale of assets, $3.5 million, a bargain purchase gain, $3.0 million, an asset impairment charge, $3.7 million, a loss on debt refinancing, $7.4 million, and a loss from equity method investment, $4.1 million.  The $6.9 million increase in loss on debt refinancing in fiscal year 2011 versus fiscal year 2010 is attributable to the non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations, a write off of deferred financing costs associated with the 2009 Term Loan, $1.4 million, and Senior Subordinated Notes, $1.8 million, a write-off of the discount and premium associated with the 2009 Term Loan, $5.0 million, and Senior Subordinated Notes, $1.7 million, and a gain associated with the discount on the tender of the Senior Subordinated Notes, $1.0 million, and a loss associated with the consent payment and on the Senior Subordinated Notes, $1.8 million.  The $1.4 million increase in loss from equity method investment in fiscal year 2011 versus fiscal year 2010 is due primarily to decreased performance in our 50% joint venture interest in GreenFiber associated with a continued slowdown in the housing market. In addition to these items, our loss from continuing operations was further affected by the following non-cash adjustments. Lower depreciation and amortization expense in fiscal year 2011 versus fiscal year 2010, which resulted in a $1.8 million decrease. Lower landfill amortization expense in fiscal year 2011 versus fiscal year 2010, which resulted in a $3.6 million decrease, due primarily to the closure of the Pinetree landfill which ceased operations in the quarter ended January 31, 2010. The decrease in deferred taxes in fiscal year 2011 versus 2010 was primarily associated with the current year tax benefit from the utilization of net operating loss carryforwards and other deferred tax assets resulting from the gain on disposal of discontinued operations.

In both fiscal years 2011 and 2010, our cash flow from operations was negatively impacted by changes in our asset and liability accounts, net of effects of acquisitions and divestitures.  In fiscal year 2011 the negative impact decreased by $4.5 million to ($5.5) million in fiscal year 2011 from ($1.0) million in fiscal year 2010. Although our asset and liability balances vary year over year, the change is normally driven by changes in accounts receivable, which is primarily driven by revenue and the timing of payments, accounts payable, which is driven by costs incurred and the timing of payments, and accrued expenses and other liabilities, which is driven by changes related to accrued interest and accrued capping, closure, and post closure costs.  In both fiscal year 2011 and 2010, our cash flow from operations was negatively impacted by changes in accounts receivable.  However, in fiscal year 2011 the negative impact decreased by $4.9 million from ($8.2) million in fiscal year 2010 to ($3.3) million in fiscal year 2011. Accounts payable had a positive impact on our cash flow from operations in both fiscal year 2011 and 2010. Cash flow from operations related to accounts payable increased $2.4 million to $7.4 million in fiscal year 2011 from $5.1 million in fiscal year 2010.  In both fiscal year 2011 and 2010, our cash flow from operations was negatively impacted by changes in accrued expenses and other liabilities.  In fiscal year 2011, the negative impact increased by $12.8 million to ($13.5) million from ($0.7) million. The primary reasons for this negative impact relate to cash flow changes associated with taxes payable related to the gain on discontinued operations, accrued interest and accrued capping, closure, and post closure costs.  In fiscal year 2011, accrued interest decreased by $2.0 million to $9.8 million at April 30, 2011 from $11.8 million at April 30, 2010. The decrease was due to a debt reduction associated with the payoff of the 2009 Term Loan in the fourth quarter of fiscal year 2011and lower interest rates due to the refinancing of our 2011 Revolver and the repurchase and redemption of our Senior Subordinated Notes and related issuance of our 2019 Notes. The cash flow impact related to accrued capping, closure and post-closure costs as it pertains to the change in accrued expenses and other liabilities, excluding the non-cash charge related to depletion of landfill operating lease obligations, decreased $3.1 million year over year due to a $1.2 million decrease in obligations incurred and a $1.8 million decrease in revisions in estimates. In fiscal year 2011 our cash flow from operations was positively impacted by changes in prepaid expenses, inventories and other assets totaling $3.8 million. This represents a favorable cash flow impact year over year of 1.1 million as the cash flow impact was a favorable $2.8 million in fiscal year 2010.

Net cash used in investing activities was $55.8 million in fiscal year 2011 compared to $63.1 million in fiscal year 2010. The decrease in cash used in investing activities was due primarily to (1) $8.1 million in lower payments for landfill operating lease contracts in fiscal year 2011, (2) $7.5 million in proceeds received from the divestiture in the first quarter of fiscal year 2011, offset by (3) $3.5 million less in proceeds from the sale of equipment year over year, (4) $1.6 million of payments associated with the purchase of gas rights, and (5) $2.4 million in additional capital expenditures.

Net cash used in financing activities was $117.9 million for fiscal year 2011 compared to $7.3 million in fiscal year 2010.  The increase in cash used relates primarily to the $128.1 million paydown of the 2009 Term Loan in the fourth quarter of fiscal year 2011 offset by additional borrowings including the 2019 Notes.

In fiscal year 2011 we acquired two solid waste hauling operations in exchange for $1.1 million in cash and $0.3 million in notes payable.  Also in fiscal year 2011, we acquired the McKean County landfill business in Pennsylvania in exchange for $0.7 million in cash and the assumption of $1.4 million in liabilities.  We acquired the McKean County landfill business out of bankruptcy proceedings and recognized a bargain purchase gain of $3.0 million based on the amount by which the fair value of assets acquired exceeded the purchase price consideration.  In fiscal year 2010, we acquired two solid waste hauling operations. These transactions were in exchange for total consideration of $1.6 million, including $0.9 million in cash and $0.6 million in notes payable to the seller and liabilities assumed. In fiscal year 2009, we acquired three solid waste hauling operations in exchange for $2.4 million in cash consideration.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver.  These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  As of April 30, 2011, to minimize our commodity exposure, we were party to three commodity hedging agreements.  For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2011 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt	$1,217	$2,110	$237,844	$225,000	$466,171
Financing lease obligations	316	699	1,457	—	2,472
Interest obligations (1)	39,621	78,955	48,977	73,565	241,118
Operating leases (2)	10,835	18,702	33,867	125,285	188,689
Capping / closure / post-closure	1,678	9,082	13,497	95,492	119,749
Total contractual cash obligations (3)	$53,667	$109,548	$335,642	$519,342	$1,018,199

(1)                        Interest obligations based on debt and capital lease balances as of April 30, 2011. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2011.

(2)                        Includes obligations related to landfill operating lease contracts.

(3)                        Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2012.

In addition to the above obligations, we have unrecognized tax benefits at April 30, 2011 of approximately $0.0 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at April 30, 2011, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Our business is located mainly in the northeastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indentures governing the Second Lien Notes and the 2019 Notes, no beneficial holder of the Second Lien Notes and/or 2019 Notes is permitted to knowingly acquire Second Lien Notes and/or 2019 Notes if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of Second Lien Notes and 2019 Notes or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions.  As of April 30, 2011, that dollar amount was $43.7 million.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 1 of our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Goodwill and Other Intangibles

We do not amortize goodwill.  We annually assess goodwill impairment at the end of the fourth quarter of our fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and Recycling, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. We test goodwill at this reporting unit level because the business is managed and reported at this level. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

To determine the fair value of each of our reporting units as a whole we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are based on financial forecasts developed internally by management. Our discount rate assumptions are based on an assessment of our risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

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

The goodwill impairment analysis performed for fiscal years ended April 30, 2011 and 2010 did not result in an impairment charge.  As of April 30, 2011, we determined that the indicated fair value of the Western reporting unit exceeds its carrying value by 37.4% which we believe substantially exceeds the carrying value.  The indicated fair value of the Recycling reporting unit exceeded its carrying value by 7.7%.  The carrying value of the Eastern reporting unit goodwill is deminimus and its impact to our operating results would be immaterial.  As of April 30, 2011, goodwill allocated to the Recycling reporting unit amounted to $11.2 million.

The Step 1 test for the Recycling reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions.  We relied on a weighted average cost of capital of 13.0% for this reporting unit which takes into consideration certain industry and specific premiums.  We utilized a long term growth rate of approximately 2.5% for this reporting unit which considers industry research and management’s representations as to the prospects for long term growth in this industry.  We have experienced some volatility in growth in the Recycling reporting unit associated with the pricing of the underlying commodities that are processed and marketed.  The long term growth assumed in our model represents more consistent growth.  We have assumed a tax rate of 40% in our model which is based on our historical effective tax rate with some consideration given to rates observed within the industry as well.

Recovery of Long-Lived Assets

We continually consider whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment.  Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets.  Events or changes in circumstances that may indicate that an asset may be impaired include the following:

•                  a significant decrease in the market price of an asset or asset group,

•                  a significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition,

•                  a significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator,

•                  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,

•                  a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group,

•                  a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or

•                  an impairment of goodwill at a reporting unit.

There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.  For example, a regulator may initially deny a landfill expansion permit application although the expansion permit is ultimately granted.  In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace.  Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows.  We group our long-lived assets for this purpose at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value.

To determine fair value we use discounted cash flow analyses and estimates about the future cash flows of the asset or asset group.  This analysis includes a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in our discounted cash flow analyses are typically based on financial forecasts developed internally by management.  The discount rate used is commensurate with the risks involved.  We may also rely on third party valuations and or information available regarding the market value for similar assets.

If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs.  Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.

Self-Insurance Liabilities and Related Costs

We are self-insured for vehicles and workers’ compensation. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in our consolidated balance sheet as an accrued liability. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, New Accounting Standards, to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $82.4 million of long-term debt at April 30, 2011. The interest rate on the variable rate portion of this debt was approximately 4.0% at April 30, 2011. Should the average interest rate on the variable rate portion of this debt change by 100 basis points, our annual interest expense would increase or decrease by $0.8 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”) and old newsprint (“ONP”), plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. In addition, as of April 30, 2011 we were party to seven commodity hedge contracts that manage pricing fluctuations on a portion of our OCC and ONP volumes. These contracts expire through September 2011. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We expect to be able to replace our expiring hedges with existing or new counterparties; however, the availability and pricing terms at any given time will be subject to prevailing market conditions.

If commodity prices were to have changed by 10% in the year ended April 30, 2011, the impact on our operating income is estimated to have been between 0.4 million and 1.4 million based on the observed impact of commodity price changes on operating income margin during the years ended April 30, 2011 and April 30, 2010. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2011, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of April 30, 2011 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm. McGladrey & Pullen, LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended April 30, 2011. Our audit also includes the financial statement schedule for the year ended April 30, 2011 listed in item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We also audited the adjustments described in Note 17 that were applied retrospectively to the 2010 and 2009 consolidated financial statements and the financial statement schedule.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2010 or 2009 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2010 and 2009 consolidated financial statements taken as a whole.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements and the financial statement schedule included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2011 and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for the year ended April 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in Item 15(a)(2) of this Form 10-K when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts
June 17, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited, before the effects of the adjustments related to the discontinued operations described in Note 17, the accompanying consolidated balance sheet of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended April 30, 2010 and 2009. We have also audited, before the effects of the adjustments related to the discontinued operations described in Note 17, the financial statement schedule for the years ended April 30, 2010 and 2009 listed in Item 15(a)(2) of this Form 10-K.  The Company’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements and financial statement schedule included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, before the effects of the adjustments related to the discontinued operations described in Note 17, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2010, and the consolidated results of their operations, and their cash flows for each of the years in the two-year period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, before the effects of the adjustments related to the discontinued operations described in Note 17, the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

We were not engaged to audit, review, or apply any procedures to the adjustments related to the discontinued operations described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by McGladrey & Pullen, LLP, as stated in their report appearing herein.

/s/ Caturano and Company, P.C.

Boston, Massachusetts

June 10, 2010

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,	April 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,817	$2,035
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $920 and $1,602	54,914	51,370
Refundable income taxes	—	1,316
Prepaid expenses	5,856	5,414
Inventory	3,461	2,928
Deferred income taxes	5,600	5,461
Other current assets	681	2,001
Current assets of discontinued operations	—	11,324

Total current assets	72,405	81,925

Property, plant and equipment, net of accumulated depreciation and amortization of $624,044 and $570,079	453,361	457,670
Goodwill	101,204	100,526
Intangible assets, net	2,455	2,404
Restricted assets	334	228
Notes receivable - related party/employee	1,297	1,288
Deferred income taxes	—	553
Investments in unconsolidated entities	38,263	40,965
Other non-current assets	21,262	17,025
Non-current assets held for sale	—	3,708
Non-current assets of discontinued operations	—	48,522

	618,176	672,889

	$690,581	$754,814

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30,	April 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,217	$1,929
Current maturities of financing lease obligations	316	1,045
Accounts payable	42,499	35,056
Accrued payroll and related expenses	3,702	3,890
Accrued interest	9,776	11,769
Current accrued capping, closure and post-closure costs	1,702	7,765
Taxes payable	3,786	—
Other accrued liabilities	20,923	21,727
Current liabilities of discontinued operations	—	6,899

Total current liabilities	83,921	90,080

Long-term debt and capital leases, less current maturities	461,418	556,130
Financing lease obligations, less current maturities	2,156	7,902
Accrued capping, closure and post-closure costs, less current portion	34,705	32,237
Deferred income taxes	5,578	6,277
Other long-term liabilities	8,816	8,962
Non-current liabilities of discontinued operations	—	2,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,589,000 and 24,944,000 shares as of April 30, 2011 and April 30, 2010, respectively	256	249
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income (loss)	378	(785)
Additional paid-in capital	285,992	281,899
Accumulated deficit	(192,649)	(231,077)
Total stockholders’ equity	93,987	50,296

	$690,581	$754,814

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2011	2010	2009

Revenues	$466,064	$457,642	$482,851

Operating expenses:
Cost of operations	317,504	303,399	322,605
General and administration	64,010	57,476	63,202
Depreciation and amortization	58,261	63,619	68,432
Asset impairment charge	3,654	—	355
Environmental remediation charge	549	335	4,356
Bargain purchase gain	(2,975)	—	—
Gain on sale of assets	(3,502)	—	—
Goodwill impairment charge	—	—	55,286
	437,501	424,829	514,236
Operating income (loss)	28,563	32,813	(31,385)
Other expense/(income), net:
Interest income	(54)	(110)	(720)
Interest expense	45,912	44,375	33,840
Loss from equity method investment	4,096	2,691	2,157
Loss on debt refinancing	7,390	511	—
Other income	(860)	(847)	(791)
Other expense, net	56,484	46,620	34,486

Loss from continuing operations before income taxes and discontinued operations	(27,921)	(13,807)	(65,871)
(Benefit) provision for income taxes	(24,217)	2,242	6,247

Loss from continuing operations before discontinued operations	(3,704)	(16,049)	(72,118)

Discontinued operations:
(Loss) income from discontinued operations (net of income tax (benefit) provision of ($800), $920, and $2,802)	(1,458)	1,011	4,030
Gain on disposal of discontinued operations (net of income tax provision of $31,714, $795, and $327)	43,590	1,180	63
Net income (loss) available (attributable) to common stockholders	$38,428	$(13,858)	$(68,025)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2011	2010	2009
Earnings per share:
Basic and diluted:
Loss from continuing operations before discontinued operations available to common stockholders	$(0.14)	$(0.62)	$(2.82)
(Loss) income from discontinued operations, net	(0.06)	0.03	0.16
Gain on disposal of discontinued operations, net	1.67	0.05	0.00

Net income (loss) per common share available (attributable) to common stockholders	$1.47	$(0.54)	$(2.66)

Basic and diluted weighted average common shares outstanding	26,105	25,731	25,584

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Class A		Class B
	Common		Common
	Stock		Stock
	# of	Par	# of	Par
	Shares	Value	Shares	Value
Balance, April 30, 2008	24,466	$245	988	$10
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	213	2	—	—
Stock-based compensation expense	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Balance, April 30, 2009	24,679	247	988	10

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	265	2	—	—
Stock-based compensation expense	—	—	—	—
Other	—	—	—	—
Net loss	—	—	—	—
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive loss	—	—	—	—
Balance, April 30, 2010	24,944	249	988	10

Issuance of Class A common stock from the exercise of stock options, vesting of restricted stock units, vesting of restricted stock, vesting of performance stock units, and employee stock purchase plan	645	7	—	—
Stock-based compensation expense	—	—	—	—
Net income	—	—	—	—
Change in fair value of commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	—	—
Total comprehensive income	—	—	—	—
Balance, April 30, 2011	25,589	$256	988	$10

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

(In thousands)

			Accumulated
	Additional		Other	Total	Total
	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
Balance, April 30, 2008	$276,189	$(149,194)	$(2,568)	$124,682
Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	1,576	—	—	1,578
Stock-based compensation expense	1,679	—	—	1,679
Net loss	—	(68,025)	—	(68,025)	$(68,025)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	6,396	6,396	6,396
Total comprehensive loss	—	—	—	—	(61,629)
Balance, April 30, 2009	279,444	(217,219)	3,828	66,310

Issuance of Class A common stock from the exercise of stock options and employee stock purchase plan	241	—	—	243
Stock-based compensation expense	2,242	—	—	2,242
Other	(28)	—	—	(28)
Net loss		(13,858)	—	(13,858)	(13,858)
Change in fair value of interest rate derivatives, commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	(4,613)	(4,613)	(4,613)
Total comprehensive loss	—	—	—	—	(18,471)
Balance, April 30, 2010	281,899	(231,077)	(785)	50,296

Issuance of Class A common stock from the exercise of stock options, vesting of restricted stock units, vesting of restricted stock, vesting of performance stock units, and employee stock purchase plan	589	—	—	596
Stock-based compensation expense	3,504	—	—	3,504
Net income	—	38,428	—	38,428	38,428
Change in fair value of commodity hedges and marketable securities, net of taxes and reclassification adjustments	—	—	1,163	1,163	1,163
Total comprehensive income	—	—	—	—	$39,591
Balance, April 30, 2011	$285,992	$(192,649)	$378	$93,987

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$38,428	$(13,858)	$(68,025)
Income (loss) from discontinued operations, net	1,458	(1,011)	(4,030)
Gain on disposal of discontinued operations, net	(43,590)	(1,180)	(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Gain on sale of assets	(3,502)	—	—
Gain on sale of equipment	(470)	(1,343)	(373)
Depreciation and amortization	58,261	63,619	68,433
Depletion of landfill operating lease obligations	7,878	6,867	6,416
Interest accretion on landfill and environmental remediation liabilities	3,331	3,506	3,262
Goodwill impairment charge	—	—	55,286
Environmental remediation charge	549	335	4,356
Asset impairment charge	3,654	—	355
Bargain purchase gain	(2,975)	—	—
Amortization of premium on senior subordinated notes	(611)	(727)	(675)
Amortization of discount on term loan and second lien notes	801	685	—
Loss from equity method investment	4,096	2,691	2,157
Loss on debt refinancing	7,390	511	—
Stock-based compensation	1,592	1,987	1,530
Excess tax benefit on the vesting of share based awards	(129)	—	(162)
Deferred income taxes	(23,615)	3,031	8,436
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(3,273)	(8,179)	7,272
Accounts payable	7,443	5,092	(14,088)
Restricted cash liquidation	—	—	13,974
Prepaid expenses, inventories and other assets	3,834	2,755	3,077
Accrued expenses and other liabilities	(13,459)	(695)	(17,993)
	50,795	80,135	141,263
Net Cash Provided By Operating Activities	47,091	64,086	69,145

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,744)	(864)	(2,394)
Additions to property, plant and equipment — growth	(2,803)	(4,187)	(9,383)
— maintenance	(52,446)	(48,647)	(44,947)
Payments on landfill operating lease contracts	(5,655)	(13,737)	(5,102)
Purchase of gas rights	(1,608)	—	—
Proceeds from sale of assets	7,533	—	—
Proceeds from sale of equipment	959	4,434	1,479
Investment in unconsolidated entities	—	(49)	(2,530)
Net Cash Used In Investing Activities	(55,764)	(63,050)	(62,877)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	383,757	492,344	124,319
Principal payments on long-term debt	(491,669)	(485,796)	(142,003)
Payment of financing costs	(10,588)	(14,089)	(348)
Proceeds from exercise of share based awards	476	260	1,462
Excess tax benefit on the vesting of restricted stock	129	—	162
Net Cash Used In Financing Activities	(117,895)	(7,281)	(16,408)

Discontinued Operations:
Net cash (used in) provided by operating activities	(359)	5,651	7,690
Net cash provided by (used in) investing activities	130,114	1,317	(1,807)
Net cash (used in) provided by financing activities	(3,405)	(526)	3,281
Net Cash Provided By Discontinued Operations	126,350	6,442	9,164

Net (decrease) increase in cash and cash equivalents	(218)	197	(976)
Cash and cash equivalents, beginning of period	2,035	1,838	2,814

Cash and cash equivalents, end of period	$1,817	$2,035	$1,838

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Fiscal Year Ended April 30,
	2011	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$44,291	$35,583	$35,544
Income taxes, net of refunds	$1,480	$234	$332

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$6,456	$1,512	$2,466
Bargain purchase gain	$(2,975)	$—	$—
Cash paid, net	$(1,744)	$(864)	$(2,394)

Notes payable, liabilities assumed and holdbacks to sellers	$1,737	$648	$72

Property, plant and equipment acquired through lease obligations	$—	$404	$14,115

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casella Waste Systems, Inc. (the “Parent”) together with its subsidiaries (collectively, “we”, “us” or “our”) is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services, primarily in the eastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at our facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”).

Recent Development

On January 23, 2011 we entered into a purchase and sale agreement and related agreements to sell non-integrated FCR recycling assets and select intellectual property assets to a new company formed by Pegasus Capital Advisors, L.P. and Intersection LLC (the “Purchaser”) for $130,400 in gross proceeds.  Pursuant to these agreements, we divested non-integrated recycling assets located outside our core operating region of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 MRFs, one transfer station and certain related intellectual property assets.  Following the transaction, we retained four integrated MRFs located in our core operating regions.  As a part of the disposition, we also entered into a ten year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

We completed the transaction on March 1, 2011 for $134,195 in gross cash proceeds, including an estimated $3,795 working capital adjustment, which is subject to further adjustment, as defined in the purchase and sale agreement.  After netting transaction costs and cash taxes payable in conjunction with the divestiture, the net cash proceeds amounted to $122,953.  We used the net cash proceeds from the divestiture and borrowings under our 2009 Revolver to repay the 2009 Term Loan in full.  See Note 17 for further discussion of this transaction.

A summary of our significant accounting policies follows:

(a)                                  Principles of Consolidation

The consolidated financial statements include the accounts of the Parent and all of its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held for sale are segregated from those of continuing operations and reported in separate captions in the balance sheet. The results of operations that have been disposed of or classified as held for sale are reported in discontinued operations. See Note 17 for discussion of transactions related to discontinued operations and assets held for sale.

(b)                                 Use of Estimates and Assumptions

Preparation of our financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements. The estimates and assumptions will also affect the reported amounts of revenues and expenses during the reporting period. Summarized below are the estimates and assumptions that we consider to be significant in the preparation of our consolidated financial statements.

Landfill Development Costs

We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized for the years ended April 30, 2011, 2010 and 2009 was $1,078, $349 and $214, respectively.

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

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

Remaining Permitted Airspace  Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

Expansion Airspace  We currently include unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. To be considered expansion airspace all of the following criteria must be met:

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by our engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we also includes the projected costs for development, as well as the projected asset retirement cost related to capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

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

The following is a description of our asset retirement activities:

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

Closure and Post-Closure  Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accounting personnel and consultants, its future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended (the “Clean Air Act”) as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.

Our estimate of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.7% and 2.8% for fiscal years 2011 and 2010, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at April 30, 2011 is between 9.2% and 11.5%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in fiscal year 2004. Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $3,193, $3,281 and $3,208 in fiscal years 2011, 2010 and 2009, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

We operate in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of restricted cash, surety bonds and letters of credit. Surety bonds securing closure and post-closure obligations at April 30, 2011 and 2010 totaled $120,291 and $113,387, respectively. Letters of credit securing closure and post-closure obligations at April 30, 2011 and 2010 totaled $1,752, respectively. See Note 4 for amounts related to restricted cash.

Landfill Accounting-Landfill Operating Lease Contracts

We entered into three landfill operation and management agreements in fiscal year 2004 and one landfill operation and management agreement in fiscal year 2006. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future minimum lease payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement.

Environmental Remediation Liabilities

We have recorded environmental liabilities representing our estimate of the most likely outcome of the matters for which we have determined liability is probable. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value.

Goodwill and Other Intangibles

We do not amortize goodwill.  We annually assess goodwill impairment at the end of the fourth quarter of our fiscal year by applying a fair value test. In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and Recycling, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. We test goodwill at this reporting unit level because the business is managed and reported at this level. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

To determine the fair value of each of our reporting units as a whole we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are based on financial forecasts developed internally by management. Our discount rate assumptions are based on an assessment of our risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

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

In connection with our annual fair value test of goodwill, performed at the end of the fourth quarter of fiscal year 2009, our step one analysis indicated that the fair value of our Eastern region reporting segment was less than its carrying value and proceeded to a step two analysis, which included valuing the tangible and intangible assets and liabilities of the Eastern region reporting segment to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result, we recognized a non-cash, pre-tax charge of $55,286, in the year ended April 30, 2009, to write-off the entire carrying value of the Eastern region reporting segment goodwill. See Note 6 for further details.

Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. See Note 6 for further details.

Recovery of Long-Lived Assets

We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment.  Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets.  Events or changes in circumstances that may indicate that an asset may be impaired include the following:

•                  a significant decrease in the market price of an asset or asset group,

•                  a significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition,

•                  a significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator,

•                  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,

•                  a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group,

•                  a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or

•                  an impairment of goodwill at a reporting unit.

There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.  For example, a regulator may initially deny a landfill expansion permit application although the expansion permit is ultimately granted.  In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace.  Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows.  We group our long-lived assets for this purpose at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or asset groups. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value.

To determine fair value we use discounted cash flow analyses and estimates about the future cash flows of the asset or asset group.  This analysis includes a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in our discounted cash flow analyses are typically based on financial forecasts developed internally by management.  The discount rate used is commensurate with the risks involved.  We may also rely on third party valuations and or information available regarding the market value for similar assets.

If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs.  Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.

In the fourth quarter of fiscal year 2011, we recorded an impairment charge of $3,654 related to a recycling processing facility.

Bad Debt Allowance

Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable by aging category. Our reserve is evaluated and revised on a monthly basis.

Self-Insurance Liabilities and Related Costs

We are self insured for vehicles and workers’ compensation. Our maximum exposure in fiscal 2011 under the workers’ compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self insurance reserves totaled $13,102 and $12,647 at April 30, 2011 and 2010, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

Income Tax Accruals

We use estimates to determine our provision for income taxes and related assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Valuation allowances have been established for the possibility that tax benefits may not be realized for certain deferred tax assets. Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce the provision for income taxes.

We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions.  We recognize interest and penalties relating to income tax matters as a component of income tax expense. For additional information see Note 15.

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

Consistent with prior years, we use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term.

(c)                                  Revenue Recognition

We recognize collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Revenues from the sale of electricity to utilities by our waste-to-energy facility are recorded at the contract rate specified by our power purchase agreement as the electricity is delivered. Contractual rental payments associated with power purchase agreements accounted for as embedded operating leases are recognized on a straight-line basis over the life of the power purchase agreement.

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

(d)                                 Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these instruments approximate their respective fair values based on their short term nature. At April 30, 2011 and 2010, the fair market value of our fixed rate debt, based on publicly quoted trading pricing, was approximately $403,846 and $388,050, respectively.  At April 30, 2011, the fair market value of our amended and restated senior secured credit facility (the “2011 Revolver”), which includes a revolving credit and letter of credit facility, was approximately $57,357.  At April 30, 2010 the fair market value of our then existing senior secured first lien credit facility (the “2009 Senior Secured Credit Facility”), which included our senior secured revolving credit facility (the “2009 Revolver”) and senior secured term B loan (the “2009 Term Loan”) was approximately $164,709.  The fair value our 2009 Term Loan was based on quote yields provided to qualified investors while the carrying value of each revolving credit facility was and is considered to be representative of its fair value.  See Note 9 for the terms and carrying values of our various debt instruments. See Note 1(k) regarding derivative instruments.

(e)                                  Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)                                    Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies of approximately $3,461 and $2,928 at April 30, 2011 and 2010, respectively.

(g)                                 Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. We provide for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows. See Note 5 to the Consolidated Financial Statements.

Asset Classification	Estimated Useful Life

Buildings	25-30 years

Machinery and equipment	5-10 years

Rolling stock	5-10 years

Containers	5-12 years

Furniture and Fixtures	3-8 years

Building improvements are amortized over a 10 year period or the remaining life of the building, whichever is shorter. Machinery and equipment includes landfill equipment, balers and shredders with useful lives ranging from eight to ten years and maintenance equipment with useful lives ranging from five to 10 years. Rolling stock includes collection vehicles, trailers and automobiles with useful lives ranging from five to ten years. Containers include steel containers in a variety of sizes generally ranging from two to 40 cubic yards with estimated useful lives of ten to 12 years. Containers also include residential carts and recycling bins with useful lives of five to 10 years. Except at our Maine Energy Recovery Company, where we capitalized certain major maintenance and repair costs and amortized them over their useful lives, the cost of maintenance and repairs is charged to operations as incurred,

(h)                                 Investments in Unconsolidated Entities

We entered into an agreement in July 2000 with the Louisiana-Pacific Corporation (“LP”) to combine their respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) under a joint venture agreement effective August 1, 2000. Our investment in GreenFiber amounted to $23,137 and $25,840 at April 30, 2011 and 2010, respectively. We account for our 50% ownership in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty of up to $1,500 in support of GreenFiber’s restated and amended loan and security agreement in order to induce the borrower to enter into a waiver and amend the agreement. The guaranty can be drawn on upon an event of default. As of April 30, 2011 we have recorded a $95 liability as the fair value of the guaranty.

Summarized financial information for GreenFiber is as follows:

	April 30, 2011	April 30, 2010
Current assets	$20,077	$16,969
Noncurrent assets	$49,618	$56,770
Current liabilities	$10,756	$11,553
Noncurrent liabilities	$12,863	$9,625

	Fiscal Years Ended April 30,
	2011	2010	2009
Revenues	$84,903	$102,785	$129,810
Gross profit	$14,025	$23,010	$24,619
Net income (loss)	$(8,192)	$(5,380)	$(4,315)

In January 2006, we acquired an interest in the common stock of RecycleBank, LLC (“RecycleBank”), a company that markets an incentive-based recycling service, for total consideration of $3,000. During fiscal year 2007, RecycleBank borrowed $2,000 from us under a convertible loan agreement. In accordance with the terms of the agreement, we converted this note to equity thereby increasing our investment. Additional investments in RecycleBank were made during fiscal year 2007 increasing our total common stock ownership interest to 20.5% at April 30, 2007. In April 2008, November 2009 and January 2011, RecycleBank completed equity offerings to third party investors that have reduced our common share interest to 8.2% as of April 30, 2011. As a result of an internal reorganization by RecycleBank, our investment is now held in RecycleRewards, Inc. (“RecycleRewards”), the parent entity of RecycleBank. Our investment in RecycleRewards amounted to $4,467 and $4,465 at April 30, 2011 and 2010, respectively. Effective April 2008, we account for our investment in RecycleRewards under the cost method of accounting. Prior to April 2008, we accounted for this investment under the equity method of accounting.

In April 2003, we acquired a 9.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to us, for total consideration of $5,329. In December 2003, we acquired an additional 9.9% interest in Evergreen for total consideration of $5,306. Our investment in Evergreen amounted to $10,657 at April 30, 2011 and 2010, respectively. We account for our investment in Evergreen under the cost method of accounting.

(i)                                     Comprehensive Loss

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) included in the accompanying balance sheets consists of changes in the fair value of our commodity hedge agreements, marketable securities as well as our portion of the changes in the fair value of GreenFiber’s commodity hedge agreements.

Other comprehensive (loss) income for the fiscal years ended April 30, 2011, 2010 and 2009 is shown as follows:

	Fiscal Year Ended April 30,
	2011			2010			2009
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
Changes in fair value of marketable securities during the period	$(6)	$10	$(16)	$32	$—	$32	$(26)	$(10)	$(16)
Reclassification to earnings for marketable securities	—	—	—	—	—	—	(208)	(73)	$(135)
Change in fair value of interest rate derivatives and commodity hedges during period	617	(1,269)	1,886	(3,773)	(523)	(3,250)	10,150	4,087	6,063
Reclassification to earnings for interest rate derivative ineffectiveness	—	—	—	—	—	—	963	386	577
Reclassification to earnings for interest rate derivatives and commodity hedge contracts	(309)	398	(707)	(2,335)	(940)	(1,395)	(138)	(45)	(93)
	$302	$(861)	$1,163	$(6,076)	$(1,463)	$(4,613)	$10,741	$4,345	$6,396

The components of accumulated other comprehensive income (loss) for the fiscal years ended April 30, 2011 and 2010 are shown as follows:

	April 30, 2011			April 30, 2010
	Gross	Tax	Net	Gross	Tax	Net
Commodity Hedge Contracts	$620	$(250)	$370	$312	$(1,122)	$(810)
Marketable Securities	14	(6)	8	20	5	25
Accumulated other comprehensive income (loss)	$634	$(256)	$378	$332	$(1,117)	$(785)

(j)            Earnings per Share

Basic earnings per share is computed by dividing net income (loss) from continuing operations before discontinued operations available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, restricted stock, restricted stock units, performance stock units, the assumed exercise of employee stock options and the conversion of convertible preferred stock. In computing diluted earnings per share, we utilize the treasury stock method with regard to employee stock options.

(k)                                  Accounting for Derivatives and Hedging Activities

We account for derivatives and hedging activities in accordance with derivatives and hedging accounting guidance that establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The guidance also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Our objective for utilizing derivative instruments is to reduce our exposure to fluctuations in cash flows due to changes in the commodity prices of recycled paper.

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales.  At April 30, 2011, we were party to two commodity hedge contracts for old corrugated cardboard (“OCC”) and five commodity hedge contracts for old newsprint (“ONP”) as follows:

Inception Date Range	Commodity Type	Contract Date Range	Monthly Notional Ton Range	Fixed Price Per Ton Received Range
May 2008 - March 2010	OCC	July 2008 - June 2011	75 - 350	$110.00 - $114.50
May 2008 - March 2010	ONP	July 2008 - September 2011	350 - 750	$86.00 - $127.00

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. The gross carrying value of our commodity hedges was $230 at April 30, 2011 and recorded in other current liabilities. We have entered into agreements for four of our outstanding commodity hedge contracts with mirrored terms with the purchaser of our non-integrated MRFs and have recorded a receivable of $166 in other current assets. We have evaluated the remaining three hedges and believe that these instruments qualify for hedge accounting pursuant to derivatives and hedging guidance; therefore, the changes in fair value have been recorded in stockholders’ equity as components of accumulated other comprehensive income(loss).

(l)                                     Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We maintain cash and cash equivalents with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise our customer base, thus spreading the trade credit risk. For the years ended April 30, 2011 and 2010, no single group or customer represents greater than 1.76% of total accounts receivable. We control credit risk through credit evaluations, credit limits and monitoring procedures. We may also use credit insurance from time to time. We perform credit evaluations for commercial and industrial customers and perform ongoing credit evaluations of its customers, but generally do not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact we enter into interest rate derivative and commodity price hedge agreements with various counterparties. However, we monitor our derivative positions by regularly evaluating positions and the creditworthiness of the counterparties.

(m)                               Reclassifications

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

(n)                                 Subsequent Events

No material subsequent events have occurred since April 30, 2011 through the date of this filing that required recognition or disclosure in our current period Consolidated Financial Statements, except as disclosed in Note 11(b).

2.                                      NEW ACCOUNTING STANDARDS

Adoption of New Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued guidance on fair value disclosures. This guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which was required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  We adopted this guidance effective May 1, 2010 with no effect on our consolidated financial position or results of operations.

New Accounting Pronouncements Pending Adoption

Goodwill Impairment Test

In December 2010, the FASB issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years beginning after December 15, 2010, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures

In May 2010, FASB issued additional guidance on fair value disclosures. This guidance is intended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRSs).  This guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

3.                                      BUSINESS COMBINATIONS

In December 2007, the FASB issued new guidance on business combinations, which revised previous guidance on accounting for business combinations and retains the fundamental concept of the purchase method of accounting and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after our adoption date.  We adopted this new guidance on accounting for business combinations on May 1, 2009. Assets and liabilities that arose from business combinations that preceded the application of this guidance were not adjusted upon application of the new standard.

For all acquisitions completed after May 1, 2009, as of the respective acquisition dates, we recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized retrospectively in the consolidated financial statements of the then current period. All acquisition-related transaction and restructuring costs are to be expensed as incurred.

In fiscal year 2011 we acquired two solid waste hauling operations in exchange for $1,073 in cash and $300 in notes payable.  Also in fiscal year 2011, we acquired the McKean County landfill business in Pennsylvania in exchange for $671 in cash and the assumption of $1,437 in liabilities.  We acquired the McKean County landfill business out of bankruptcy proceedings and recognized a bargain purchase gain of $2,975 based on the amount by which the fair value of assets acquired exceeded the purchase price consideration.  In fiscal year 2010 we acquired two solid waste hauling operations in exchange for $864 in cash and $648 in notes payable to seller and liabilities assumed. Accordingly, the operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non compete covenants. These are to be amortized over a five year period from the date of acquisition. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to those net assets acquired were as follows:

	April 30,
	2011	2010
Property, plant and equipment	$5,095	$548
Goodwill	678	85
Intangible assets	441	925
Current assets	277	—
Current liabilities	(35)	(46)
Total	$6,456	$1,512

The following unaudited pro forma combined information shows the results of our continuing operations for the fiscal years ended April 30, 2011 and 2010 as though each of the acquisitions completed in the fiscal years ended April 30, 2011 and 2010 had occurred as of May 1, 2009.

	Fiscal Year Ended April 30,
	2011	2010
Revenue	$470,717	$458,786
Operating income	$29,051	$32,997
Net income (loss)	$38,628	$(13,822)
Diluted net income (loss) per common share	$1.48	$(0.54)
Weighted average diluted shares outstanding	26,105	25,731

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.                                      RESTRICTED CASH / RESTRICTED ASSETS

Restricted cash / restricted assets consists of cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill capping, closure and post-closure costs and other facilities’ closure costs.  Cash is also restricted by specific agreement for facilities’ maintenance and other purposes. A summary of restricted cash / restricted assets is as follows:

	April 30,
	2011	2010
Current:
Landfill closure	$76	$76
Total	$76	$76

Non Current:
Landfill closure	$334	$228
Total	$334	$228

5.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2011 and 2010 consist of the following:

	April 30,
	2011	2010
Land	$20,691	$20,231
Landfills	420,875	391,517
Landfill operating lease contracts	96,487	90,833
Buildings and improvements	119,691	118,822
Machinery and equipment	227,556	216,191
Rolling stock	123,444	125,773
Containers	69,161	64,382
	1,077,905	1,027,749
Less: accumulated depreciation and amortization	624,044	570,079
	$453,861	$457,670

Depreciation expense for the fiscal years ended April 30, 2011, 2010 and 2009 was $36,079, $37,959 and $38,207 respectively. Landfill amortization expense for the fiscal years ended April 30, 2011, 2010 and 2009 was $21,342, $24,906 and $29,725

respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2011, 2010 and 2009 was $7,878, $6,867 and $6,416, respectively and was recorded in cost of operations.

6.                                      INTANGIBLE ASSETS AND GOODWILL

Intangible assets at April 30, 2011 and 2010 consist of the following:

	Covenants not to compete	Client Lists	Licensing Agreements	Patents	Total
Balance, April 30, 2011
Intangible assets	$15,076	$2,474	$250	$250	$18,050
Less accumulated amortization	(13,966)	(1,129)	(250)	(250)	(15,595)
	$1,110	$1,345	$—	$—	$2,455

Balance, April 30, 2010
Intangible assets	$14,488	$2,177	$250	$250	$17,165
Less accumulated amortization	(13,666)	(922)	—	(173)	(14,761)
	$822	$1,255	$250	$77	$2,404

Intangible amortization expense for the fiscal years ended April 30, 2011, 2010 and 2009 was $840, $754 and $500, respectively. The intangible amortization expense estimated as of April 30, 2011, for the five fiscal years and thereafter following the fiscal year ended April 30, 2011 is as follows:

2012	2013	2014	2015	2016	Thereafter
$554	$497	$449	$399	$221	$335

The following table shows the activity and balances related to goodwill from April 30, 2009 through April 30, 2011:

	April 30, 2010	Acquisitions	Other	April 30, 2011
Eastern region	$38	$—	$—	$38
Western region	88,298	678	—	88,976
Recycling	12,190	—	—	12,190
Total	$100,526	$678	$—	$101,204

	April 30, 2009	Acquisitions	Other	April 30, 2010
Eastern region	$—	$38	$—	$38
Western region	88,253	47	(2)	88,298
Recycling	12,190	—	—	12,190
Total	$100,443	$85	$(2)	$100,526

We perform our annual assessment of goodwill impairment at the end of the fourth quarter of the fiscal year. The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.

In the Step 1 testing for goodwill impairment, we estimate the fair value of each reporting unit, which we determined to be our three operating regions (Eastern, Western, and Recycling). The estimated fair value of each reporting unit is compared with the carrying value of the net assets assigned to each reporting unit. The sum of the fair values of the reporting units is reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The discounted cash flow method is used to measure the fair value of our equity under the income approach for each reporting unit. Determining the fair value using a discounted cash flow method requires us to make significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. Our estimates are based upon historical experience, current market trends, projected future volumes and other information. We believe that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, we rely on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value are discounted at a risk adjusted discount rate to determine the fair value of the reporting unit.

In fiscal year 2009, the Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity for the Eastern reporting unit, thus requiring us to measure the amount of any goodwill impairment by performing the second step of the impairment test. The reasons for this outcome were the continued deterioration of the equity and credit markets and the economy and their related impact on (i) our projected near term cash flows, due to lower projected landfill volumes and commodity pricing and (ii) an increase in our risk adjusted discount rate. Holding all other assumptions constant at the test date, a 1.0% increase in the risk adjusted discount rate, applicable to each reporting unit, would have reduced aggregate cash flows by 11.3%.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. We estimate the fair value of several tangible and intangible assets during the process that are valued during this process. Intangible assets included landfill air rights, customer relationships and trade names. For intangible assets, we select an income approach to value the air rights, customer relationships, and trade names. The landfill air rights and customer relationships are valued using the multi-period excess earnings method under the income approach, which estimates the fair value of the asset by discounting the future projected earnings of the asset to present value as of the valuation date. The trade names were valued using a relief from royalty method.

The Step 2 test performed as of April 30, 2009 resulted in the impairment of goodwill in an amount equal to its carrying value of $55,286.  As a result we recognized a non-cash pre-tax charge of $55,286 for the quarter ended April 30, 2009, to write-off the entire carrying value of the Eastern region goodwill. We also performed a sensitivity analysis on certain key assumptions in the Step 2 test. Changes in the underlying assumptions were not deemed to have a material impact on the conclusion.

The goodwill impairment analysis performed for fiscal years ended April 30, 2011 and 2010 did not result in an impairment charge.  As of April 30, 2011, we determined that the indicated fair value of the Western reporting unit exceeds its carrying value by 37.4% which we believe substantially exceeds the carrying value.  The indicated fair value of the Recycling reporting unit exceeded its carrying value by 7.7%.  The carrying value of the Eastern reporting unit goodwill is deminimus and its impact to our operating results would be immaterial.  As of April 30, 2011, goodwill allocated to the Recycling reporting unit amounted to $11,191.

The Step 1 test for the Recycling reporting unit and the resulting calculation of the indicated fair value was performed as described above based on certain specific assumptions.  We relied on a weighted average cost of capital of 13.0% for this reporting unit which takes into consideration certain industry and specific premiums.  We utilized a long term growth rate of approximately 2.5% for this reporting unit which considers industry research and management’s representations as to the prospects for long term growth in this industry.  We have experienced some volatility in growth in the Recycling reporting unit associated with the pricing of the underlying commodities that are processed and marketed.  The long term growth assumed in our model represents more consistent growth.  We have assumed a tax rate of 40% in our model which is based on our historical effective tax rate with some consideration given to rates observed within the industry as well.

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

	April 30,	April 30,
	2011	2010
Beginning Balance	$40,002	$41,890
Obligations incurred	2,769	4,016
Revisions in estimates (1)	(4,273)	(2,438)
Accretion expense	3,193	3,281
Payments	(6,647)	(6,747)
Acquisitions	1,363	—
Ending Balance	$36,407	$40,002

(1)                                  The revision in estimates for capping, closure and post-closure for the years ended April 30, 2011 and 2010 consist of changes in cost estimates and timing of capping and closure events as well as changes to expansion airspace and tonnage placement assumptions.

8.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities, classified as current liabilities, at April 30, 2011 and 2010 consist of the following:

	April 30,	April 30,
	2011	2010
Self insurance reserve - current portion	$11,514	$11,058
Other accrued liabilities	9,409	10,669
Total other accrued liabilities	$20,923	$21,727

9.                                      LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases as of April 30, 2011 and 2010 consist of the following:

	April 30,	April 30,
	2011	2010
Senior subordinated notes due February 15, 2019, 7.75%, interest payable semiannually, unsecured and unconditionally guaranteed (the “2019 Notes”)	$200,000	$—
Senior subordinated notes due February 1, 2013, 9.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized premium of $0 and $2,318) (the”Senior Subordinated Notes”)	—	197,317
Senior second lien notes, due July 15, 2014, 11.00%, interest payable semiannually, secured by second priority lien on substantially all of our assets (including unamortized discount of $3,536 and $4,393) (the “Second Lien Notes”)	176,464	175,607
Senior secured revolving credit facility, which provides for advances or letters of credit of up to $227,500, due March 18, 2016, bearing interest at LIBOR plus 3.50%, (approximately 3.72% at April 30, 2011 based on one month LIBOR), secured by substantially all of our assets (the “2011 Revolver”)	57,357	—
Senior secured revolving credit facility, which provides for advances or letters of credit of up to $177,500, due December 31, 2012, bearing interest at LIBOR plus 4.25%, (approximately 4.48% at April 30, 2010 based on one month LIBOR), secured by substantially all of our assets (the “2009 Revolver”)	—	35,200
Senior secured term B loan due April 9, 2014, bearing interest at LIBOR plus 5.00% with a LIBOR floor of 2.00% (7.00% at April 30, 2010) with principal payments of $325 per quarter, beginning in September 2009 with the remaining principal balance due at maturity (including unamortized discount of $0 and $6,109) (the “2009 Term Loan”)	—	122,916
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005 due January 1, 2025, dated December 1, 2005, bearing interest at BMA Index (approximately 0.36% at April 30, 2011) enhanced by an irrevocable, transferable direct-pay letter of credit (3.625% at April 30, 2011) (the “Bonds”)	25,000	25,000
Notes payable in connection with businesses acquired, bearing interest at rates of 2.49% - 6.50%, due in monthly or annual installments varying to $575, maturing February 2012 through April 2016	2,936	835
Capital leases for facilities and equipment, bearing interest rates of 4.50% - 4.72%, due in monthly installments varying to $78, expiring April 2013 through January 2015	878	1,184
	462,635	558,059
Less—current maturities	1,217	1,929
	$461,418	$556,130

On January 24, 2003, we issued $150,000 of 9.75% senior subordinated notes that were due February 2013 (the “Senior Subordinated Notes”). The indenture governing the Senior Subordinated Notes contains covenants that restrict dividends, stock repurchases and other payments, and limits the incurrence of debt and issuance of preferred stock. The Senior Subordinated Notes are guaranteed jointly and severally, fully and unconditionally by our significant wholly-owned subsidiaries.

On February 2, 2004, we issued an additional $45,000 of Senior Subordinated Notes. The Senior Subordinated Notes were issued at a premium of $6,075, which was amortized over the life of the Senior Subordinated Notes. Premium amortization of $611, $727 and $675 was recorded to interest expense in fiscal 2011, 2010 and 2009, respectively, using the effective interest rate method.

On February 7, 2011, we completed the offering of $200,000 of 7.75% senior subordinated notes due 2019 (the “2019 Notes”).  The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our Senior Subordinated Notes and to pay related transaction costs.

The loss on debt refinancing in fiscal year 2011 of $7,390 million is attributable to the $115 non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations and other costs associated with fiscal year 2011 refinancing efforts, which include the write off of $1,415 and $1,812 in deferred financing costs associated with the 2009 Term Loan and Senior Subordinated Notes,  the write-off of the $4,976 discount and $1,706 premium associated with the 2009 Term Loan and

Senior Subordinated Notes, a $1,043 gain associated with the discount on the tender of the Senior Subordinated Notes and a $1,821 loss associated with the consent payment on the Senior Subordinated Notes.

The 2019 Notes will mature on February 15, 2019, and interest will accrue at the rate of 7.75% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets; pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guaranteed our 2009 Senior Secured Credit Facility and that guarantee our 2011 Revolver and Second Lien Notes.

On December 28, 2005, we completed a $25,000 financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25,000 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The Bonds are issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we borrowed the proceeds of the Bonds to pay for certain costs relating to (1) landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine; and (2) the issuance of the Bonds.

On March 18, 2011, we completed the amendment of the 2009 Senior Secured Credit Facility with our amended and restated senior credit facility, consisting of a $227,500 revolving credit and letter of credit facility. The 2011 Revolver is due March 18, 2016. If we fail to refinance the Second Lien Notes by March 1, 2014, the maturity date for the 2011 Revolver shall be March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182,500 subject to certain conditions set forth in the 2011 Revolver agreement.

On July 9, 2009, we successfully completed the amendment of our existing senior credit facility with the 2009 Senior Secured Credit Facility, consisting of the $177,500 then existing senior secured revolving credit facility and the $130,000 2009 Term Loan. In connection with the 2009 Senior Secured Credit Facility, we simultaneously completed the offering of $180,000 aggregate principal amount of 11% senior second lien notes due 2014 (the “Second Lien Notes”). The net proceeds from the 2009 Senior Secured Credit Facility and Second Lien Notes offering were used to refinance the borrowings under our $525,000 senior credit facility due April 2010.

On May 27, 2010, we entered into an amendment to the 2009 Senior Secured Credit Facility to create additional capital structure flexibility.  As amended, the 2009 Senior Secured Credit Facility had permitted us to use net proceeds of up to $150.0 million from equity offerings to repurchase our outstanding Second Lien Notes.  We were also permitted to use up to $50.0 million of borrowings under the 2009 Senior Secured Credit Facility to repurchase Senior Subordinated Debt.

The 2009 Revolver was due December 31, 2012 and the 2009 Term Loan was due April 9, 2014. We had the right to request an increase of the amount of the 2009 Senior Secured Credit Facility by an aggregate amount of $42,500, in its discretion, subject to certain conditions of the Senior Secured Credit Facility.

We completed the sale of non-integrated recycling assets and select intellectual property assets on March 1, 2011 for $134,195 in gross cash proceeds, including an estimated $3,795 working capital and other purchase price adjustment, which is subject to adjustment, as defined in the purchase and sale agreement (see Note 17).  After netting transaction costs and cash taxes payable in conjunction with the divestitures, net cash proceeds amounted to approximately $122,953.  We used cash proceeds from the divestiture and borrowings under our 2009 Revolver to repay the aggregate balance of the 2009 Term Loan in full upon completion of the disposition.

The 2011 Revolver is subject to customary affirmative, negative, and financial covenants generally consistent with the 2009 Senior Secured Credit Facility.  As of April 30, 2011, these covenants restricted capital expenditures to 1.5 times our consolidated depreciation and amortization, or $58,261 for fiscal year 2011, set a minimum interest coverage ratio of 1.95, a maximum consolidated total funded debt to consolidated EBITDA ratio of 4.75 and a maximum senior funded debt to consolidated EBITDA ratio of 3.00. In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.

Further advances were available under the 2011 Revolver in the amount of $120,415 as of April 30, 2011. The available amount is net of outstanding irrevocable letters of credit totaling $49,728 as of April 30, 2011, at which date no amount had been drawn.

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

We recorded a charge of $511 as a loss on debt modification in the quarter ended July 31, 2009 relating to the non-cash write off of unamortized deferred financing costs associated with the refinancing of our previous senior credit facility.  We recorded a charge of $115 as a loss on debt modification in the quarter ended January 31, 2011 relating to the non-cash write off of unamortized deferred financing costs associated with the repayment of certain financing lease obligations to facilitate the sale of non-integrated recycling assets and select intellectual property. Further information regarding this transaction is included in Note 17.

We have historically entered into interest rate derivative agreements to balance fixed and floating rate interest risk in accordance with management’s criteria. The agreements are contracts to exchange fixed and floating interest rate payments periodically over a specified term without the exchange of the underlying notional amounts. The agreements provide only for the exchange of interest on the notional amounts at the stated rates, with no multipliers or leverage. Differences paid or received over the life of the agreements are recorded in the consolidated financial statements as additions to or reductions of interest expense on the underlying debt. We were party to no such agreements at April 30, 2011 or 2010.

In accordance with derivatives and hedging accounting guidance, for those interest rate derivatives deemed to be effective cash flow hedges, the changes in fair value have been recorded in stockholders’ equity as components of accumulated other comprehensive (loss) income. Ineffective portions of the changes in fair value as of April 30, 2009 were recorded in interest expense in our consolidated statements of operations and amounted to $963.

As of April 30, 2011, debt and capital leases mature as follows:

Fiscal Year Ended April 30,
2012	$1,217
2013	1,243
2014	867
2015 (1)	176,768
2016	57,540
Thereafter	225,000
$462,635

(1)                                  Includes unamortized discount of $3,536.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments.  Our derivative instruments include commodity hedges.  As of April 30, 2011 and 2010, we had no interest rate derivatives.  We use commodity hedges to hedge against fluctuations in commodity pricing.  The fair value of these hedges is based on futures pricing in the underlying commodities.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or liability.

As of April 30, 2011, our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$334	$—	$—

Liabilities:
Commodity derivatives	$—	$230	$—

During the fiscal year ended April 30, 2011 there were no nonrecurring fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables.  The carrying values of these financial instruments approximate their respective fair values.  At April 30, 2011, the fair value of our fixed rate debt including the Second Lien Notes and the 2019 Notes was approximately $403,846 and the carrying value was $376,464. At April 30, 2011, the fair value of our 2011 Revolver approximates its carrying value of $57,357.

11.                               COMMITMENTS AND CONTINGENCIES

(a)                                  Leases

The following is a schedule of future minimum operating lease and finance lease obligation payments, together with the present value of the net minimum lease payments under finance lease obligations, as of April 30, 2011:

	Operating Leases	Financing Lease Obligations
Fiscal Year Ended April 30,
2012	$10,835	$472
2013	9,389	472
2014	9,313	472
2015	26,132	472
2016	7,735	1,098
Thereafter	125,285	—
Total minimum lease payments	$188,689	2,986
Less—amount representing interest		514
		2,472
Less—current maturities of finance lease obligations		316
Present value of long term finance lease obligations		$2,156

We lease real estate and equipment under leases that qualify for treatment as capital leases. On July 31, 2008, we completed a financing transaction for the construction of two single stream material recovery facilities as well as engines for a landfill gas to energy project with a third-party leasing company. In December 2010, we repaid the financing associated with the construction of the two single stream facilities to facilitate the sale of the non-integrated recycling assets and select intellectual property assets. The remaining financing lease obligation has a seven year term at a fixed rate of interest (approximately 6.7%). The assets related to the remaining obligation in the amount of $3,213 have been capitalized and are included in property and equipment at April 30, 2011 and 2010. Depreciation expense associated with these assets amounted to $293 for fiscal years ended April 30, 2011 and 2010, respectively.

We lease operating facilities and equipment under operating leases with monthly payments varying up to $34. Future minimum lease payments under these operating leases include the effect of escalation clauses, lease concessions and capital project funding, as applicable. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $5,109, $5,111 and $4,907 in fiscal years ended April 30, 2011, 2010 and 2009, respectively.

During fiscal 2004, we entered into three landfill operation and management agreements and one landfill operation and management agreement in fiscal 2006. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pays normal operating expenses and assumes future capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $7,878, $6,867 and $6,416 in fiscal years ended April 30, 2011, 2010 and 2009, respectively.

(b)                                 Legal Proceedings

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable.  As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2.  In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss.  If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range.  When a loss is reasonably possible but not probable we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3.  As of April 30, 2011, there were no accruals established related to our outstanding legal proceedings.

We offer no prediction of the outcome of any of the proceedings or negotiations described below.  We are vigorously defending each of these lawsuits and claims.  However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

CRMC Bethlehem, LLC Litigation

CRMC Bethlehem, LLC and Commonwealth Bethlehem Energy, LLC (collectively, “CRMC”), filed claims in the US District Court for the District of New Hampshire against NCES.  CRMC sought declaratory and injunctive relief and damages in the amount of approximately $1.5 million.  CRMC alleged that NCES had breached the terms of a Gas Lease and Easement Agreement by and between CRMC and NCES, entered into on September 10, 1998, as amended on March 1, 2000 (the “Gas Lease”).  CRMC alleged that NCES had inappropriately interfered with CRMC rights pursuant to the Gas Lease to develop a landfill gas-to-energy project to be sited on the Landfill.  CRMC also had alleged that NCES violated the terms of an Operations and Maintenance Agreement in operating the landfill gas management system.  NCES denied these allegations, and vigorously defended against these claims.

On or about March 23, 2011, we elected, in a separate transaction, to purchase from CRMC the gas rights and other assets subject to the terms of the Gas Lease, for the total sum of $1,800, $1,200 of which was paid at closing on or about April 11, 2011, and the remainder of which will be paid in five installments of $120 on the anniversary of the closing date.  This litigation was dismissed with prejudice as part of the purchase of the CRMC gas rights.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca, New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town of Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various Casella entities (collectively, “Casella”) as defendants (the “Seneca Litigation”), alleging that both Casella and the County have breached their obligations to the Town under both the Host Agreement and the OMLA.  The Town’s complaint alleges a variety of contract breaches stemming from Casella’s decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects.  The complaint demands, among other things, payment of $3,800. We believe that a loss in the range of zero to $3,800 is reasonably possible but not probable.

We firmly believe the Town’s position is without legal merit.  We will defend the Seneca Litigation aggressively.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) on or about May 17, 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms with our small commercial container customers.  On March 23, 2010, we were a recipient of a Civil Investigation Subpoena (“CIS”) issued by the AG requesting information and documents from us regarding our compliance with the AOD.  We provided all information requested by the AG in a timely manner.  However, in the course of responding to the requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD.  This error occurred only during a one (1) year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers were affected.  We immediately terminated the use of these contracts, and we intend to issue revised contracts to those affected customers.

On or about April 25, 2011, the AG provided us with correspondence asserting that we violated the terms of the AOD, and making a demand that we pay an amount of approximately $4,800 in liquidated damages.  The AG also requested that the AOD be extended beyond its initial expiration date in 2012, and that certain of our business practices with respect to our small commercial container customers, such as the offer of “free services,” be discontinued.

We do not agree with the AG regarding the enforceability and terms of the AOD or that the AOD term should be extended.  We intend to vigorously defend ourselves against the assertions of the AG. We believe that a loss in the range of zero to $4,800 is reasonably possible but not probable.

Penobscot Energy Recovery Company

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) that it is submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011.  PERC states that Pine Tree Waste, Inc., our subsidiary, has failed since 2001 to honor a “put-or-pay” waste disposal arrangement.  We have been investigating the merit of this claim since receipt of the invoice, and will aggressively defend against this claim in arbitration and/or the courts. We believe that a loss in the range of zero to $3,195 is reasonably possible but not probable.

 (c)          Tax Matters

During the quarter ended January 31, 2011, we received an income tax assessment for years ending April 30, 2004 through April 30, 2006 of $3,852, which includes $1,632 in interest and penalties, from the State of New York related to the filing of combined returns in the state.  We do not believe that a loss is reasonably possible and no amounts have been accrued for this claim.

(d)           Environmental Liability

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), a Casella subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”).  A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009).  The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012.  On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011.  We submitted extensive comments.  In early April of 2011 the DEC issued the final Record of Decision (“ROD”) for the site.  The ROD was subsequently rescinded for failure to respond to all submitted comments.  The preliminary ROD, however, estimated that the estimated present worth cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with the earlier ROD that had been rescinded.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009.  In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM.  In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows.  Based on the estimated costs in the rescinded ROD, and changes in the estimated timing of cash flows, at April 30, 2011 we recorded an environmental remediation charge of $549. Such charges could be significantly higher if costs exceed estimates.  We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk-free interest rate (2.31%).  At April 30, 2011 and April 30, 2010, we have recorded $5,147 and $4,551, respectively, related to this liability including the recognition of $138 and $226 of accretion expense in the fiscal years ended April 30, 2011 and 2010, respectively.

The payments we expect to make, in today’s dollars, for each of the five succeeding years and the aggregate amount thereafter are as follows:

Fiscal Year Ended April 30,
2012	$225
2013	2,997
2014	1,033
2015	27
2016	42
Thereafter	750
Total	$5,074

A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the statements of financial position is as follows:

Reconcilation of Undiscounted Amount to Liability
Undiscounted liability	$5,074
Less inflation / discount	(73)
Liability balance - April 30, 2011	$5,147

Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that it expects would have a material adverse impact on its business, financial condition, results of operations or cash flows.

(e)                                  Employment Contracts

We have entered into employment contracts with three of our senior officers. Contracts are dated June 18, 2001, January 9, 2008, and July 6, 2010. Each contract has an initial three year term and a covenant not to compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $941. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not senior officers.

12.                               PREFERRED STOCK

We are authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2011 and 2010, we had zero shares issued.

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

(b)                             Stock Incentive Plans

On July 31, 1997, we adopted the 1997 Stock Option Plan (the “1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to us. As of April 30, 2011, options to purchase 1,667 shares of Class A Common Stock at a weighted average exercise price of $11.81 were outstanding under the 1997 Plan. As of April 30, 2010, options to purchase 2,286 shares of

Class A Common Stock at a weighted average exercise price of $11.25 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

On July 31, 1997, we adopted a stock option plan for our non-employee directors. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provided for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2011 options to purchase 110 shares of Class A Common Stock at a weighted average exercise price of $11.07 were outstanding. As of April 30, 2010 options to purchase 125 shares of Class A Common Stock at a weighted average exercise price of $10.75 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

On October 10, 2006, we adopted the 2006 Stock Incentive Plan (the “2006 Plan”).  The 2006 Plan was amended on October 13, 2009.  Up to an aggregate amount equal to the sum of: (i) 2,475 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2011, options to purchase 478 shares of Class A Common Stock at a weighted average exercise price of $7.66 were outstanding under the 2006 Plan. As of April 30, 2010, options to purchase 228 shares of Class A Common Stock at a weighted average exercise price of $11.90 were outstanding under the 2006 plan.

During fiscal year 2009, we granted performance stock units under the 2006 plan to certain employees.  The performance stock units could have resulted in the issuance of shares of Class A Common stock based on the attainment of a targeted average return on net assets over a three year period ending April 30, 2011.  We did not record equity compensation expense or issue any shares of Class A Common stock as we did not attain the performance metrics associated with this grant. These shares expired April 30, 2011.

In June 2009, we granted a combination of restricted stock units and performance stock units under the 2006 Plan to certain employees.  The stock units are subject to vesting, one half of which is based on our attainment of a targeted annual return on assets in fiscal year 2012 (performance stock units) and the other half of which vests based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock units).  As a result of the sale of non-integrated recycling assets and select intellectual property assets on March 1, 2011, we modified certain awards to allow employees who left us as a result of the transaction to become immediately vested in full with respect to their performance stock units and partially vested with respect to their restricted stock units based on their continued employment through the transaction date.  This modification resulted in 106 and 25 shares of Class A Common Stock to be issued and $702 in total compensation expense being recognized related to discontinued operations in the fourth quarter of fiscal year 2011. As of April 30, 2011, the performance stock units for employees who remained with us could result in the issuance of up to 862 shares of Class A Common Stock based on the attainment of a targeted annual return on assets in fiscal 2012 and the restricted stock could result in the issuance of up to 286 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the grant.

The initial grant date of these awards was June 11, 2009.  Subsequent to the initial grant, we determined that due to a clerical error, the number of awards made on June 11, 2009 exceeded the number of shares that were available for issuance under the 2006 Plan.  As a result, we asked officers and certain employees who received a performance stock unit award on June 11, 2009 and July 28, 2008 to agree to termination of the agreements evidencing such awards.  Upon stockholder approval to increase the number of shares authorized for issuance under the 2006 Plan on October 13, 2009, we granted performance stock units under the 2006 Plan for the same number of shares and subject to the same terms as those awards that had been terminated.  The performance and restricted stock units were granted at an average grant date fair value of $2.69 per share.

In June 2010, we granted a combination of restricted stock units and performance stock units under the 2006 Plan to certain employees.  The vesting of half of the stock units is based on the attainment of a targeted annual return on net assets in fiscal year 2013 (performance stock units) and the vesting of the other half is based on continued employment over a three year period starting on the first anniversary of the grant (restricted stock units). As a result of the sale of non-integrated recycling assets and select intellectual property assets on March 1, 2011, we modified certain awards to allow employees who left us as a result of the transaction to become immediately vested with respect to their performance stock units and partially vested with respect to their restricted stock units based on their continued employment through the transaction date.  This modification resulted in 107 and 21 shares of Class A Common Stock to be issued and $736 in total compensation expense being recognized related to discontinued operations in the fourth quarter of fiscal year 2011. As of April 30, 2011, the performance stock units included in the June, 2010 grant for employees who remained with us could result in the issuance of up to 469 shares of Class A Common Stock based on the attainment of a targeted annual return on net assets in fiscal year 2013 and the restricted stock units could result in the issuance of up to 375 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the date of the grant.  The performance stock units were granted at a grant date fair value of $4.20 per share and the restricted stock units were granted at a grant date fair value of $3.46 per share.

As of April 30, 2011 there were 865 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans, and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Options granted under the plans described above generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.  As a result of the sale of non-integrated recycling assets and select intellectual property assets on March 1, 2011, employees who left us as a result of the transaction and held stock options, subject to certain limitations, had the exercise period of their stock options extended 18 months.

Stock option activity for the fiscal years ended April 30, 2011 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding, April 30, 2010	2,639	$11.28
Granted	280	3.86
Terminated	(641)	9.61
Exercised	(24)	5.89
Outstanding, April 30, 2011	2,254	$10.89
Exercisable, April 30, 2009	3,036	$12.09
Exercisable, April 30, 2010	2,466	$11.25
Exercisable, April 30, 2011	1,997	$11.80

Set forth below is a summary of options outstanding and exercisable as of April 30, 2011:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exerciseable Options	Weighted Avereage Exercise Price
$0.00 - $3.99	250	9.2	$3.81	0	$—
$4.00 - $6.91	45	4.7	5.31	38	5.41
$6.92 - $10.38	307	2.4	9.06	307	9.06
$10.39 - $12.60	717	3.1	11.44	717	11.40
$12.61 - $15.58	920	3.2	13.20	920	13.20
Over $15.59	15	5.1	15.60	15	15.60
Totals	2,254	3.8	$10.89	1,997	$11.80

(d)                                 Stock-Based Compensation

We recognized stock-based compensation expense of $1,592, $1,987 and $1,529 for the fiscal years ended April 30, 2011, 2010 and 2009, respectively. Of these amounts, expense recorded with respect to stock options was $387, $925 and $1,227, expense recorded with respect to our employee stock purchase plan was $122, $188 and $137, and expense recorded with respect to restricted stock, restricted stock units, and performance stock units was $1,083, $875 and $165 for the fiscal years ended April 30, 2011, 2010 and 2009, respectively. The tax benefit in the provision for income taxes associated with stock-based compensation expense for the fiscal years ended April 30, 2011, 2010 and 2009 was $97, $0, and $0, respectively.

Stock-based compensation expense is included in general and administration expenses in the Consolidated Statements of Operations. The unrecognized stock-based compensation expense at April 30, 2011 related to unvested stock options and restricted stock units was $2,172, to be recognized over a weighted average period of 1.8 years.  Maximum unrecognized stock-based compensation expense at April 30, 2011 related to performance stock units was $3,643, to be recognized over a weighted average period of 1.4 years subject to the attainment of performance metrics.  We expect to recognize $447 of expense related to performance stock units over the weighted average period based on the projected attainment of certain target metrics at April 30, 2011.

We recorded a tax benefit of $129, $0 and $162 to additional paid in capital related to the exercise of various share based awards in the fiscal years ended April 30, 2011, 2010 and 2009, respectively. Prior to the adoption of guidance on equity based compensation, we presented all tax benefits net of deductions resulting from the exercise of share based awards as an operating cash flow, in accordance with appropriate guidance. Current guidance on equity based compensation requires us to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

Our calculations of stock-based compensation expense for the fiscal years April 30, 2011, 2010 and 2009 were made using the Black-Scholes valuation model. The fair value of our stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the fiscal years ended April 30, 2011, 2010 and 2009 as follows:

	Fiscal Year Ended April 30,
	2011	2010	2009
Stock Options:
Expected life	6.5 years	6 years	7 years
Risk-free interest rate	1.80%	2.28%	1.74%
Expected volatility	85.59%	84.98%	36.80%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.20%	0.19%	1.25%
Expected volatility	46.53%	210.97%	145.64%

The fair value of the stock option modification related to the sale of non-integrated recycling assets and select intellectual property assets was calculated as of the agreement date using the following assumptions: expected life 1.5 years, risk-free interest rate of 0.46%, and expected volatility rate of 52.19%. Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the average of weekly historical volatility of our Class A Common Stock over the expected term.

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

A summary of stock options, restricted stock and restricted / performance stock units outstanding as of April 30, 2011 and 2010, and changes during the fiscal year ended April 30, 2011, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)	Restricted Stock Units, Restricted Stock and Performance Stock Units Unvested (1)
Outstanding, April 30, 2010	173	2,466	2,639	$11.28	$9	3.6	1,470
Granted	280	—	280	3.86			1,030
Vested (options only)	(172)	172	—	11.51			—
Forfeited	(24)	(616)	(641)	9.61			(390)
Exercised/Issued	—	(24)	(24)	5.89			(480)
Outstanding, April 30, 2011	257	1,998	2,254		803	3.8	1,630
Exercisable, April 30, 2011		1,998	1,998	$11.80	$52	3.1
Expected to vest at April 30, 2011	257

(1)        Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 525 shares of Class A Common Stock.

The weighted average grant date fair value per share for the stock options granted during the fiscal years ended April 30, 2011, 2010 and 2009 was $2.85, $3.48 and $1.75, respectively. The total fair value of the 172 stock options vested during the fiscal year and outstanding as of April 30, 2011 was approximately 858.

Stock options exercisable as of April 30, 2011 have an aggregate intrinsic value of $52 based on the market value of our Class A common stock as of April 30, 2011. The aggregate intrinsic value of the stock options exercised during the fiscal year ended April 30, 2011 was approximately $43.

14.                               EMPLOYEE BENEFIT PLANS

We offer our eligible employees the opportunity to contribute to a 401(k) plan. Effective May 1, 2008, we contributed fifty cents for every dollar an employee invests in the 401(k) plan up to our maximum match of one thousand dollars per calendar year. Previously this amount had been seven hundred fifty dollars per calendar year. Effective January 1, 2009, we suspended our matching provision of the 401(k) plan. Effective July 1, 2010, we reinstated our matching provision of the 401(k) and contribute fifty cents for every dollar an employee invests in the 401(k) plan up to our maximum match of five hundred dollars per calendar year. Effective January 1, 2011, the maximum match was revised to one thousand dollars per calendar year. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2011, 2010, and 2009 amounted to $600, $0 and $362, respectively.

In January 1998, we implemented our employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 900 shares of Class A Common Stock have been reserved for this purpose. During the fiscal years ended April 30, 2011, 2010 and 2009, 105, 146 and 68 shares, respectively, of Class A Common Stock were issued under this plan. As of April 30, 2011, 325 shares of Class A Common Stock were available for distribution under this plan.

15.                               INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2011, 2010 and 2009 consists of the following:

	Fiscal Year Ended April 30,
	2011	2010	2009
Federal—
Current	$—	$51	$(51)
Deferred	(9,047)	1,601	8,787
Deferred benefit of loss carryforwards	(15,748)	—	—
	(24,795)	1,652	8,736
State—
Current	(599)	46	563
Deferred	2,253	737	(3,046)
Deferred benefit of loss carryforwards	(1,076)	(193)	(6)
	578	590	(2,489)
	$(24,217)	$2,242	$6,247

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2011, 2010 and 2009 are as follows:

	Fiscal Year Ended April 30,
	2011	2010	2009
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(9,772)	$(4,832)	$(23,055)
State income taxes, net of federal benefit	217	677	(2,689)
(Decrease) increase in valuation allowance	(14,454)	6,367	24,082
Tax credits	(637)	(701)	(468)
Non-deductible expenses	409	446	417
Non-deductible stock option charges	107	381	383
Non-deductible goodwill impairment	—	—	7,498
Other, net	(87)	(96)	79
	$(24,217)	$2,242	$6,247

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2011 and 2010:

	April 30,
	2011	2010
Deferred tax assets:
Accrued expenses and reserves	$24,914	$25,853
Net operating loss carryforwards	3,883	19,582
Alternative minimum tax credit carryforwards	3,303	2,403
Book over tax depreciation of property and equipment	3,360	—
Stock awards	1,052	—
General business tax credit carryforwards	711	981
Deferred revenue	315	704
Other	383	1,142
Total deferred tax assets	37,921	50,665
Less: valuation allowance	(20,618)	(35,685)
Total deferred tax assets after valuation allowance	17,303	14,980
Deferred tax liabilities:
Amortization of intangibles	(16,485)	(12,953)
Basis difference in equity interests	(545)	(198)
Unrealized gain on commodity hedges	(250)	(125)
Accelerated depreciation of property and equipment	—	(1,967)
Total deferred tax liabilities	(17,280)	(15,243)
Net deferred tax asset (liability)	$23	$(263)

At April 30, 2011 we have, for federal income tax purposes, net operating loss carryforwards of approximately $2,734 that expire in fiscal years 2024 through 2030 and state net operating loss carryforwards of approximately $25,188 that expire in fiscal years 2012 through 2031. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, we have $3,303 minimum tax credit carryforwards available that are not subject to a time limitation and $711 general business credit carryforwards which expire in fiscal years 2023 through 2031.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. During the fourth quarter of 2009, we evaluated the realizability of deferred tax assets as a result of recent economic conditions, the increased uncertainty of the debt and commodity markets, our recent operating results, and our revised estimate of pre-tax income in the near-term. Based on this review, we recognized a $19,045 addition to the beginning of the year valuation allowance in 2009.

For the fiscal year ended April 30, 2011, the net decrease in the valuation allowance was $15,067. The valuation allowance decreased as a result of the realization of net operating loss carryforwards and other deferred tax assets resulting from the gain on disposal of discontinued operations. In assessing the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The net deferred tax liability as of April 30, 2011 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

The provisions of ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, ASC 740-10-25-5 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended April 30, 2011 and 2010 are as follows:

	Fiscal Year Ended April 30,
	2011	2010
Unrecognized tax benefits at beginning of period	$5,859	$6,551
Gross increases for tax positions related to the current year	1	20
Gross increases for tax positions of prior years	34	—
Gross decreases for tax positions of prior years	(305)	(22)
Reductions resulting from lapse of statute of limitations	(657)	(689)
Settlements	—	(1)
Unrecognized tax benefits at end of period	$4,932	$5,859

Included in the balances at April 30, 2011 and 2010 are approximately $16 and $151, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate that approximately $234 of unrecognized tax benefits, all related to deferred tax assets which are subject to a full valuation allowance, may be reversed within the next 12 months due to the expiration of the applicable statute of limitations.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, we have accrued interest of $129 and penalties of $9 during 2011, including ($440) accrued in income tax expense during the year ended April 30, 2011. During 2010, we accrued interest of $569 and penalties of $9 related to uncertain tax positions, including $83 accrued in income tax expense during the year ended April 30, 2010. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2011 remain open for examination, with limited exceptions.

16.                               DEVELOPMENT PROJECT CHARGES

In fiscal year 2009, we wrote-off $355 in deferred costs associated with certain development projects deemed no longer viable.  These costs are included in asset impairment charge in the accompanying Consolidated Statements of Operations.

17.                               ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

In fiscal year 2011, we completed the sale of certain assets in Southeastern Massachusetts and recorded a gain on sale of assets of $3,502.  Total consideration amounted to $7,750 with cash proceeds of $7,533.  Assets of these operations were deemed as held for sale as of April 30, 2010.  Non-current assets held for sale at April 30, 2010 were related to property, plant and equipment and amounted to $3,708.

Discontinued operations:

As discussed in Note 1, on March 1, 2011 we completed the divestiture of our non-integrated recycling assets and certain intellectual property assets. This resulted in a gain on disposal of discontinued operations (net of tax) amounting to $43,718 in the fourth quarter of fiscal year 2011.

During the third quarter of fiscal year 2011, we completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840.  A loss amounting to $128 (net of tax) was recorded to gain on disposal of discontinued operations in fiscal year 2011.

The assets and liabilities of total discontinued operations were comprised of the following at April 30, 2010:

April 30, 2010
ASSETS:

Accounts receivable - trade, net	$10,352
Prepaid expenses	296
Inventory	676
Other current assets	—
Total current assets	11,324

Property, plant and equipment, net	22,383
Goodwill	25,266
Intangible assets, net	681
Other non-current assets	192
48,522
Total assets	59,846

LIABILITIES:

Current maturities of long-term debt and capital leases	475
Accounts payable	5,083
Accrued payroll and related expenses	706
Other accrued liabilites	635
Total current liabilities	6,899

Long-term debt and capital leases, less current maturities	2,930
Total liabilities	$9,829

In fiscal year 2010 we completed divestitures and closed operations resulting in a gain on disposal of discontinued operations (net of tax) amounting to $1,135 and $97 for the fiscal year ended April 30, 2010 and 2009, respectively.  We received cash proceeds of $1,750 related to these divestiture transactions in fiscal year 2010.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements.  Revenues and income before income tax (benefit) provision attributable to discontinued operations for the fiscal years ended April 30, 2011, 2010 and 2009, respectively, are as follows:

	Fiscal Year Ended April 30,
	2011	2010	2009
Revenues	$62,510	$66,242	$71,672
(Loss) income before income taxes	$(2,258)	$1,931	$6,832

We have recorded contingent liabilities associated with these divestitures amounting to approximately $332 and $350 at April 30, 2011 and 2010, respectively.

We allocate interest expense to discontinued operations.  We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

18.                               EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2011	2010	2009
Numerator:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(3,204)	$(16,049)	$(72,118)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,589	24,944	24,679
Class B common stock	988	988	988
Unvested restricted stock	(141)	(122)	—
Effect of weighted average shares outstanding during period	(331)	(79)	(83)
Weighted average number of common shares used in basic EPS	26,105	25,731	25,584
Impact of potentially dilutive securities:
Dilutive effect of options and restricted / performance stock units	—	—	—
Weighted average number of common shares used in diluted EPS	26,105	25,731	25,584

For the fiscal years ended April 30, 2011, 2010 and 2009, 3,870, 3,854 and 3,605, respectively, of potentially dilutive common stock related to restricted stock, restricted stock units, performance stock units, and options, respectively, were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

19.                               RELATED PARTY TRANSACTIONS

(a)                                  Services

During fiscal years ended April 30, 2011, 2010 and 2009, we retained the services of a related party, a company wholly owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2011, 2010 and 2009 were $6,053, $9,297 and $7,626, respectively, of which $209 and $467 were outstanding and included in either accounts payable or other current liabilities at April 30, 2011 and 2010, respectively.

(b)                                 Leases

On August 1, 1993, we initially entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors are the general partners. The leases have been extended according to the terms of the agreements and are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $25 and expire in April 2013. Total expense charged to operations for fiscal years ended April 30, 2011, 2010 and 2009 under these agreements was $311, $321 and $330, respectively.

(c)                                  Landfill Post-closure

We have agreed to pay the cost of post-closure on a landfill owned by two of our major stockholders and members of the Board of Directors (one of whom is also an officer). We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2012. In the fiscal years ended April 30, 2011, 2010 and 2009, we paid $8, $9 and $10 respectively, pursuant to this agreement. As of April 30, 2011 and 2010, we have accrued $94 and $104 respectively, for costs associated with its post-closure obligations.

(d)                                 Employee Loans

As of April 30, 2011 and 2010, we have recourse loans to a related party and employee outstanding in the amount of $1,297 and $1,288, respectively. The principal and interest on these notes is payable upon demand by us.  Interest which has been fully accrued for as of April 30, 2011 is at the Wall Street Journal Prime Rate (3.25% at April 30, 2011). Non current assets include a note from Jim Bohlig amounting to $1,155 and $1,149 at April 30, 2011 and 2010, respectively.  Jim Bohlig was an officer and Board Member of ours before joining the Purchaser, see Note 17, as CEO upon the closing of the transaction to sell non-integrated recycling and select intellectual property assets.  Mr. Bohlig ceased serving as an officer and Director of our Company on March 1, 2011. Receivables associated with a loan to an employee of ours amounting to $142 and $139 at April 30, 2011 and 2010, respectively, are included in Notes receivable - related party/employee in the accompanying Consolidated Balance Sheets.

20.                               SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting.  We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, landfill-gas-to energy, recycling and disposal of non-hazardous solid waste. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales.  During the fourth quarter of fiscal year 2011, we consolidated the Central and Western regions into a single segment as the Western region. Furthermore, the four remaining Material Recovery Facilities (“MRFs) that were previously included in the FCR Recycling operating segment, along with the two MRFs from the Central region and our commodity brokerage operations, were brought together to form the newly created Recycling operating segment.  Therefore, segment data for the fiscal years 2010 and 2009 has been revised to reflect these changes in our segment classifications.  Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Year Ended April 30, 2011

Segment	Outside revenues	Inter-company revenue (2)	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$167,314	$36,990	$23,066	$(5,035)	$28,009	$20,085	$38	$217,774
Western	210,266	66,126	29,052	32,012	(1,961)	30,797	88,975	342,832
Recycling	43,557	(402)	3,573	4,116	4,550	1,764	12,191	52,047
Other	44,927	2,788	2,570	(2,530)	15,260	2,603	—	77,928
Eliminations	—	(105,502)	—	—	—	—	—	—
Total	$466,064	$—	$58,261	$28,563	$45,858	$55,249	$101,204	$690,581

Year Ended April 30, 2010 (1)

Segment	Outside revenues	Inter-company revenue (2)	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$177,349	$41,462	$28,951	$(93)	$25,122	$17,227	$38	$226,620
Western	201,816	65,474	28,465	33,500	1,947	28,685	88,297	334,976
Recycling	35,467	39	3,423	1,854	4,076	3,647	12,191	40,029
Other	43,010	2,473	2,780	(2,448)	13,120	3,275	—	153,189
Eliminations	—	(109,448)	—	—	—	—	—	—
Total	$457,642	$—	$63,619	$32,813	$44,265	$52,834	$100,526	$754,814

Year Ended April 30, 2009 (1)

Segment	Outside revenues	Inter-company revenue (2)	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$186,209	$44,122	$33,737	$(54,595)	$22,968	$22,381	$—	$232,826
Western	214,419	71,621	29,643	30,316	3,737	29,019	88,252	325,977
Recycling	44,214	1,263	2,787	(724)	3,056	1,455	12,191	37,897
Other	38,009	5,807	2,265	(6,382)	3,359	1,475	—	154,262
Eliminations	—	(122,813)	—	—	—	—	—	—
Total	$482,851	$—	$68,432	$(31,385)	$33,120	$54,330	$100,443	$750,962

(1) Segment data as of and for the fiscal years ended April 30, 2010 and 2009 has been revised to reflect a change in our internal reporting structure and a realignment of certain operations between segments.

(2) Inter-segment revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2011	2010	2009
Collection	$199,892	$204,241	$218,373
Disposal	106,572	107,398	111,134
Power generation	25,090	27,778	28,448
Processing and recycling	50,590	44,081	46,023
Solid waste operations	382,144	383,498	403,978
Major accounts	40,363	38,677	34,659
Recycling	43,557	35,467	44,214
Total revenues	$466,064	$457,642	$482,851

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments.  Amounts for fiscal years ended April 30, 2010 and 2009 have been revised to conform to this presentation.

21.                               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the Consolidated Statements of Operations by quarter for fiscal years ended April 30, 2011 and 2010. The impact of the discontinued operations described in Note 17 is included in all periods in the table below.

Fiscal Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$121,992	$122,896	$111,627	$109,549
Operating income (loss)	12,656	12,266	6,289	(2,648)
(Loss) income from continuing operations before discontinued operations	(1,926)	177	(6,373)	4,418
Net (loss) income applicable to common stockholders	(2,902)	(1,154)	(6,365)	48,849
(Loss) income per common share:
Basic and diluted:
(Loss) income from continuing operations before discontinued operations	(0.07)	0.01	(0.24)	0.17
Net (loss) income applicable to common stockholders	$(0.11)	$(0.04)	$(0.24)	$1.85
Diluted:
(Loss) income from continuing operations before discontinued operations	(0.07)	0.01	(0.24)	0.17
Net (loss) income available to common stockholders	(0.11)	(0.04)	(0.24)	1.85

Fiscal Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$117,028	$118,035	$109,884	$112,695
Operating income	6,702	10,968	7,410	7,733
Loss from continuing operations before discontinued operations	(3,398)	(1,575)	(5,120)	(5,956)
Net loss applicable to common stockholders	(2,778)	(1,550)	(4,377)	(5,153)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	(0.13)	(0.06)	(0.20)	(0.23)
Net loss applicable to common stockholders	$(0.11)	$(0.06)	$(0.17)	$(0.20)
Diluted:
(Loss) from continuing operations before discontinued operations	(0.13)	(0.06)	(0.20)	(0.23)
Net (loss) available to common stockholders	(0.11)	(0.06)	(0.17)	(0.20)

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

22.                               SUBSIDIARY GUARANTORS

Our 2019 Notes and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and Second Lien Notes and the Parent has no independent assets or operations.  Non-guarantor subsidiaries of the parent are considered minor as each represents less than 3% of total assets, stockholders’ equity, revenues, loss from continuing operations before income taxes and discontinued operations and cash flow from operating activities.  There are no significant restrictions on the ability of the Parent and the guarantor subsidiaries to obtain funds from subsidiaries by dividend or loan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III (except for information required with respect to our executive officers which is set forth under “Executive Officers and Other Key Employees of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, since we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement (the “Proxy Statement”). The information required by Item 10 this Annual Report on Form 10-K, which will appear in the Proxy Statement, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of April 30, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	2,254,136	10.89	1,189,096
Equity compensation plans not approved by security holders	0	0	0

(1)

In addition to being available for future issuance in the form of options, 864,534 shares under our 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.

(2)	Includes 324,562 shares issuable under our 1997 Employee Stock Purchase Plan.

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
Report of Independent Registered Public Accounting Firm — Caturano and Company, Inc.
Report of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP.
Consolidated Balance Sheets as of April 30, 2011 and 2010.
Consolidated Statements of Operations for the fiscal years ended April 30, 2011, 2010, and 2009.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2011, 2010, and 2009.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2011, 2010, and 2009.
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

CASELLA WASTE SYSTEMS, INC.
Dated: June 17, 2011	By:	/s/ JOHN W. CASELLA
John W. Casella
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief	June 17, 2011
John W. Casella	Executive Officer (Principal Executive Officer)

/s/ Edwin D. Johnson	Senior Vice President and Chief Financial
Edwin D. Johnson	Officer (Principal Financial and Accounting Officer)	June 17, 2011

/s/ Douglas R. Casella
Douglas R. Casella	Director	June 17, 2011

/s/ John F. Chapple III
John F. Chapple III	Director	June 17, 2011

/s/ Gregory B. Peters
Gregory B. Peters	Director	June 17, 2011

/s/ James F. Callahan, Jr.
James F. Callahan, Jr.	Director	June 17, 2011

/s/ Joseph G. Doody
Joseph G. Doody	Director	June 17, 2011

/s/ James P. McManus
James P. McManus	Director	June 17, 2011

/s/ Michael K. Burke
Michael K. Burke	Director	June 17, 2011

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Fiscal Year Ended April 30,
	2011	2010	2009
Balance at beginning of period	$1,602	$1,711	$1,645
Additions—Charged to expense	363	1,204	1,474
Deductions—Bad debts written off, net of recoveries	(1,045)	(1,313)	(1,408)
Balance at end of period	$920	$1,602	$1,711

EXHIBIT INDEX

Exhibit No.	Description
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

4.5

Indenture, dated February 7, 2011, by and among Casella Waste Systems, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, governing the 7.75% Senior Subordinated Notes due 2019 (incorporated by reference herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella Waste Systems, Inc. as filed on February 8, 2011 (file no. 000-23211)).

4.6

Registration Rights Agreement, dated July 9, 2009, by and among Casella Waste Systems, Inc., the Guarantors listed therein and Purchasers listed therein, relating to the 11% Senior Second Lien Notes due 2014 (incorporated by reference herein by reference to Exhibit 4.5 to the annual report on Form 10-K of Casella as filed on June 10, 2010 (file no. 000-23211)).

4.7

Registration Rights Agreement, dated as of February 7, 2011, by and among Casella Waste Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Agricole Securities (USA) Inc. (incorporated by reference herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella Waste Systems, Inc. as filed on February 8, 2011 (file no. 000-23211)).

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

10.24	KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.25	KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.26*

Management Compensation Agreement between Casella Waste Systems, Inc. and Charles E. Leonard dated June 18, 2001 (incorporated herein by reference to Exhibit 10.39 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).

10.27*

Management Compensation Agreement between Casella Waste Systems, Inc. and Richard Norris dated July 20, 2001 (incorporated herein by reference to Exhibit 10.40 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).

10.28

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

10.31*

Form of Non-Plan Non-Statutory Stock Option Agreement as issued by Casella Waste Systems, Inc. to certain individuals as of May 25, 1994 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).

10.32	Construction, Operation and Management Agreement between New England Waste Services of Massachusetts, Inc.

and the Town of Templeton, Massachusetts (incorporated herein by reference to Exhibit 10.35 to the annual report on Form 10-K of Casella as filed on July 24, 2003 (file no. 000-23211)).
10.33*

Summary of compensatory arrangements including cash bonus arrangement, and salaries and other compensatory terms for executive officers (incorporated herein by reference to the current report on Form 8-K of Casella as filed on June 21, 2005 (file no. 000-23211)).

10.34*	Summary of compensating arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on March 8, 2005 (file no. 000-23211)).
10.35*	Summary of compensatory arrangements for non-employee directors (incorporated herein by reference to the current report on Form 8-K of Casella as filed on September 9, 2005 (file no. 000-23211)).
10.36

Financing Agreement between Casella Waste Systems, Inc. and Finance Authority of Maine, Dated as of December 1, 2006 relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

10.37*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on October 19, 2009 (file no. 000-23211)).
10.38*

Employment Agreement, General Release and Noncompete Agreement by and between Casella Waste Systems, Inc. and Richard A. Norris dated as of January 23, 2008 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).

10.39*

Employment Agreement by and between Casella Waste Systems, Inc. and Paul Larkin dated as of January 9, 2008 (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on January 28, 2008 (file no. 000-23211)).

10.40*

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

10.42*

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

10.44*

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

10.46

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

10.47

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

10.48

Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as administrative agent, Bank of America, N.A., as lender, and the other lenders party thereto, Casella Waste Systems, Inc. and Casella’s subsidiaries identified therein (incorporated by reference herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella Waste Systems, Inc. as filed on March 24, 2011 (file no. 000-23211)).

21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1 +	Consent of McGladrey & Pullen, LLP
23.2 +	Consent of Caturano and Company, Inc.
23.3 +	Consent of PricewaterhouseCoopers LLP on financial statements of US Green Fiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 +	Financial Statements of US Green Fiber, LLC—December 31, 2010, 2009 and 2008.

+                                         Filed herewith

*                                         This is a management contract or compensatory plan or arrangement.