Form 10-Q
period 2011-07-31
CASELLA WASTE SYSTEMS INC
filed 2011-08-31
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 25, 2011:

Class A Common Stock, $0.01 par value per share:	25,898,225
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	July 31,	April 30,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,904	$1,817
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,125 and $920	62,461	54,914
Prepaid expenses	5,692	5,856
Inventory	3,396	3,461
Deferred income taxes	3,004	5,600
Other current assets	492	681

Total current assets	78,025	72,405

Property, plant and equipment, net of accumulated depreciation and amortization of $639,203 and $624,044	454,789	453,361
Goodwill	101,329	101,204
Intangible assets, net	2,619	2,455
Restricted assets	329	334
Notes receivable - related party/employee	719	1,297
Investments in unconsolidated entities	36,478	38,263
Other non-current assets	20,584	21,262

	616,847	618,176

	$694,872	$690,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	July 31,	April 30,
	2011	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,272	$1,217
Current maturities of financing lease obligations	321	316
Accounts payable	45,063	42,499
Accrued payroll and related expenses	3,624	3,702
Accrued interest	8,671	9,776
Current accrued capping, closure and post-closure costs	1,633	1,702
Income taxes payable	1,775	3,786
Other accrued liabilities	24,354	20,923

Total current liabilities	86,713	83,921

Long-term debt and capital leases, less current maturities	465,731	461,418
Financing lease obligations, less current maturities	2,074	2,156
Accrued capping, closure and post-closure costs, less current portion	36,049	34,705
Deferred income taxes	3,675	5,578
Other long-term liabilities	8,818	8,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,898,000 and 25,589,000 shares as of July 31, 2011 and April 30, 2011, respectively	259	256
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	10
Accumulated other comprehensive income	259	378
Additional paid-in capital	286,995	285,992
Accumulated deficit	(195,711)	(192,649)
Total stockholders’ equity	91,812	93,987

	$694,872	$690,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2011	2010

Revenues	$127,193	$121,992

Operating expenses:
Cost of operations	85,224	81,339
General and administration	16,207	15,916
Depreciation and amortization	14,506	15,584
Legal settlement	1,000	—
Gain on sale of assets	—	(3,502)
	116,937	109,337
Operating income	10,256	12,655
Other expense/(income), net:
Interest income	(8)	(15)
Interest expense	11,159	11,779
Loss from equity method investment	2,257	2,132
Other income	(105)	(94)
Other expense, net	13,303	13,802

Loss from continuing operations before income taxes and discontinued operations	(3,047)	(1,147)
Provision for income taxes	661	779

Loss from continuing operations before discontinued operations	(3,708)	(1,926)

Discontinued operations:
Loss from discontinued operations (net of income tax provision of $0)	—	(925)
Gain (loss) on disposal of discontinued operations (net of income tax provision of $435 and $0)	646	(51)
Net loss applicable to common stockholders	$(3,062)	$(2,902)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2011	2010
Earnings per share:
Basic and diluted:
Loss from continuing operations before discontinued operations available to common stockholders	$(0.14)	$(0.07)
Loss from discontinued operations, net	—	(0.04)
Gain (loss) on disposal of discontinued operations, net	0.02	—

Net loss per common share applicable to common stockholders	$(0.12)	$(0.11)

Basic and diluted weighted average common shares outstanding	26,564	25,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,062)	$(2,902)
Loss from discontinued operations, net	—	925
(Gain) loss on disposal of discontinued operations, net	(646)	51
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on sale of assets	—	(3,502)
Gain on sale of equipment	(192)	(153)
Depreciation and amortization	14,506	15,584
Depletion of landfill operating lease obligations	2,030	2,192
Interest accretion on landfill and environmental remediation liabilities	869	845
Amortization of premium on senior subordinated notes	—	(191)
Amortization of discount on term loan and second lien notes	230	222
Loss from equity method investment	2,257	2,132
Stock-based compensation	649	567
Excess tax benefit on the vesting of share based awards	(246)	—
Deferred income taxes	939	659
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(7,547)	(3,249)
Accounts payable	2,564	412
Prepaid expenses, inventories and other assets	1,729	985
Accrued expenses and other liabilities	(140)	(3,214)
	17,648	13,289
Net Cash Provided By Operating Activities	13,940	11,363

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(715)	—
Additions to property, plant and equipment - growth	(1,143)	(882)
- maintenance	(13,725)	(13,985)
Payments on landfill operating lease contracts	(1,858)	(789)
Proceeds from sale of assets	—	7,533
Proceeds from sale of equipment	199	308
Investment in unconsolidated entities	(650)	—
Net Cash Used In Investing Activities	(17,892)	(7,815)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	48,500	32,900
Principal payments on long-term debt	(44,439)	(37,230)
Payment of financing costs	(90)	(215)
Proceeds from exercise of share based awards	176	160
Excess tax benefit on the vesting of restricted stock	246	—
Net Cash Provided By (Used In) Financing Activities	4,393	(4,385)

Discontinued Operations:
Net cash provided by operating activities	646	1,941
Net cash used in investing activities	—	(727)
Net cash used in financing activities	—	(117)
Net Cash Provided By Discontinued Operations	646	1,097

Net increase in cash and cash equivalents	1,087	260
Cash and cash equivalents, beginning of period	1,817	2,035

Cash and cash equivalents, end of period	$2,904	$2,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended July 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$11,189	$10,923
Income taxes, net of refunds	$2,159	$65

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$744	$—
Cash paid, net	715	—

Holdbacks to sellers	$29	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for per share data)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its subsidiaries (collectively, “we”, “us” or “our”). We are a regional, integrated solid waste services company that provides collection, transfer, disposal, recycling and organics services, primarily in the eastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard which have been processed at our facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”).

The consolidated balance sheet as of July 31, 2011, the consolidated statements of operations for the three months ended July 31, 2011 and 2010 and the consolidated statements of cash flows for the three months ended July 31, 2011 and 2010 are unaudited. In the opinion of management, such unaudited consolidated financial statements, together with the consolidated balance sheet as of April 30, 2011, include all adjustments (which include normal recurring and nonrecurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2011 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2011. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended April 30, 2011 included in the Annual Report.  The results for the three months ended July 31, 2011 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2012.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of July 31, 2011, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Adoption of New Accounting Pronouncements

Goodwill Impairment Test

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance was effective for fiscal years beginning after December 15, 2010.  We adopted this guidance effective May 1, 2011 with no material impact on our consolidated financial position or results of operations. We annually assess goodwill impairment at the end of the fourth quarter of our fiscal year, or if events or circumstances change between annual tests indicating a possible impairment.

New Accounting Pronouncements Pending Adoption

Fair Value Measurements and Disclosures

In May 2010, the FASB issued additional guidance on fair value disclosures. This guidance is intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Other Comprehensive Income

In June 2011, the FASB issued a new accounting standard for the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement, or statements, when the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

2.                                      BUSINESS ACQUISITIONS

During the three months ended July 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $744, including $715 in cash and $29 in holdbacks to sellers. During the three months ended July 31, 2010, there were no business acquisitions. Accordingly, the operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non compete covenants. These are to be amortized over a five to ten year period from the date of acquisition. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to net assets acquired during the three months ended July 31, 2011 and 2010 were as follows:

	July 31,
	2011	2010
Property, plant and equipment	$319	$—
Goodwill	125	—
Intangible assets	308	—
Current liabilities	(8)	—
Total	$744	$—

The following unaudited pro forma combined information shows the results of our operations as though each of the acquisitions made in the three months ended July 31, 2011 had occurred as of May 1, 2010.

	Three Months Ended July 31,
	2011	2010
Revenue	$127,246	$123,549
Operating income	$10,264	$12,853
Net loss	$(3,059)	$(2,816)
Basic and diluted net loss per common share	$(0.12)	$(0.11)
Basic and diluted weighted average shares outstanding	26,564	25,905

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of May 1, 2010 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.                                      GOODWILL AND INTANGIBLE ASSETS

The following table shows the balances related to goodwill as of July 31, 2011 and April 30, 2011:

	April 30, 2011	Acquisitions	July 31, 2011
Eastern region	$38	$22	$60
Western region	88,976	103	89,079
Recycling	12,190	—	12,190
Total	$101,204	$125	$101,329

Intangible assets as of July 31, 2011 and April 30, 2011 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, July 31, 2011
Intangible assets	$15,187	$2,680	$17,867
Less accumulated amortization	(14,055)	(1,193)	(15,248)
	$1,132	$1,487	$2,619

Balance, April 30, 2011
Intangible assets	$15,076	$2,474	$17,550
Less accumulated amortization	(13,966)	(1,129)	(15,095)
	$1,110	$1,345	$2,455

Intangible amortization expense for the three months ended July 31, 2011 and 2010 was $153 and $220, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2011 and thereafter is as follows:

2012	2013	2014	2015	2016	Thereafter
$589	$532	$484	$434	$256	$477

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

	July 31,	April 30,
	2011 (2)	2011 (2)
Beginning Balance	$36,407	$40,002
Obligations incurred	756	2,769
Revisions in estimates (1)	—	(4,273)
Accretion expense	835	3,193
Payments	(316)	(6,647)
Acquisitions	—	1,363
Ending Balance	$37,682	$36,407

(1)                                  The revision in estimates for capping, closure and post-closure for the year ended April 30, 2011 consists of changes in cost estimates and timing of capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.

(2)                                  The change to accrued capping, closure and post-closure liabilities for the period ending July 31, 2011 represents one quarter of activity, whereas, the change for the period ending April 30, 2011 represents a full year of activity.

5.                                      CONTINGENCIES

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

In accordance with Accounting Standard Codification (“ASC”) 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3.

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

On May 6, 2011, the Town of Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants (the “Seneca Litigation”), alleging that we and the County have breached their obligations to the Town under both the Host Agreement and the OMLA. The Town’s complaint alleges a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. We, the County and the Town have approved the terms of a global settlement and the Town’s suit will be dismissed pending final approval of the settlement.  Under the terms of the settlement, we will provide certain construction materials to the Town valued at $99 and also establish a protection plan whereby we agree to reimburse certain Town residents for approved costs to repair septic systems.  Our exposure under this protection plan shall not exceed $75.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) on or about May 17, 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms applicable to our small commercial container customers. On March 23, 2010, we were a recipient of a Civil Investigative Subpoena (“CIS”) issued by the AG requesting information and documents regarding our compliance with the AOD. In the course of responding to the AG’s requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD. This error occurred during a one year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers in Vermont were affected. We terminated the use of these contracts, and issued revised contracts to those affected customers. We had not sought to enforce the terms of any of these contracts.

On or about April 25, 2011, the AG asserted that we had violated the terms of the AOD, and that we pay a civil penalty of approximately $4,800. We worked with the AG to resolve these technical violations of the AOD, and have reached an agreement with the AG for us to pay a civil penalty in the amount of $1,000, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount has been reserved for as of July 31, 2011. A Revised Final Judgment of Consent and Order is expected to be entered by the Vermont Superior Court Washington Unit, Civil Division shortly (the “Order”). The Order will also extend some of the conditions of the AOD for ten years from entry of the Order, and will require us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers are in compliance with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) that it is submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC states that Pine Tree Waste, Inc., our subsidiary, has failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter has been initiated and two arbitrators chosen, but no timeline for proceeding has been set forth. We will aggressively defend against this claim in arbitration and/or the courts. We believe that a loss in the range of zero to $3,195 is reasonably possible but not probable.

(b)                                 Tax Matters

During the quarter ended January 31, 2011, we received an income tax assessment for years ending April 30, 2004 through April 30, 2006 of $3,852, which includes $1,632 in interest and penalties, from the State of New York related to the filing of combined returns in the state. Under ASC 740, we believe our position will more likely than not be successful in contesting the assessment and consequently, we have not established any reserve.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011.  We submitted extensive comments. In early April the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present worth cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with the earlier ROD that had been rescinded.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%). At July 31, 2011 and April 30, 2011, we have recorded liabilities amounting to $5,151 and $5,147, respectively, including the recognition of $34 of accretion expense in the three months ended July 31, 2011 and 2010, respectively.

6.                                      STOCK-BASED COMPENSATION

In June 2011, we granted an equal number of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees. The vesting of the performance stock units is based on the attainment of targeted annual returns on net assets in fiscal year 2014 and the vesting of the restricted stock units is based on continued employment over a three year period starting on the first anniversary of the grant date. As of July 31, 2011, the performance stock units included in the June 2011 grant could result in the issuance of up to 382 shares of Class A Common Stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2014 and the restricted stock units could result in the issuance of an aggregate of up to 255 shares of Class A Common Stock based on vesting over a three year period starting on the first anniversary of the date of the grant. The performance stock units and the restricted stock units were granted at a grant date fair value of $6.06 per share.

As of July 31, 2011 there were 694 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices at least equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the three months ended July 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2011	2,254	$10.89
Granted	—	$—
Exercised	—	$—
Forfeited	(381)	$11.22
Outstanding, July 31, 2011	1,873	$10.83
Exercisable, July 31, 2011	1,699	$11.54

A summary of restricted stock, restricted stock unit and performance stock unit activity for the three months ended July 31, 2011 is as follows:

	Restricted Stock / Restricted Stock Units	Performance Stock Units (1)
Outstanding, April 30, 2011	825	805
Granted	277	255
Class A Common Stock Issued	(282)	—
Forfeited	(1)	(1)
Outstanding, July 31, 2011	819	1,059

(1) Performance stock units are included at the 100% attainment level.  Attainment of maximum annual returns on net assets could result in the issuance of an additional 652 shares of Class A Common Stock.

We recorded $618 and $545 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock during the three months ended July 31, 2011 and 2010. We also recorded $31 and $22 of stock-based compensation expense for our Employee Stock Purchase Plan during the three months ended July 31, 2011 and 2010.

Stock-based compensation expense is included in general and administration expenses in the unaudited consolidated statements of operations. The unrecognized stock-based compensation expense at July 31, 2011 related to unvested stock options, restricted stock and restricted stock units was $3,046, to be recognized over a weighted average period of 1.89 years. We expect to recognize $1,502 of expense related to outstanding performance stock units over the weighted average period based on our expected attainment levels at July 31, 2011.  Maximum unrecognized stock-based compensation expense at July 31, 2011 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $5,356, to be recognized over a weighted average period of 1.47 years.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three months ended July 31, 2011 and 2010 were made using the Black-Scholes valuation model. The fair values of our stock option grants and stock options related to shares issued under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the three months ended July 31, 2011 and 2010:

	Three Months Ended July 31,
	2011	2010
Stock Options:
Expected life	—	6.73
Risk-free interest rate	—	1.85%
Expected volatility	—	85.60%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.10%	0.22%
Expected volatility	47.79%	47.45%

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

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our Class A Common Stock price over the expected term, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.

7.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended July 31,
	2011	2010
Numerator:
Loss from continuing operations before discontinued operations applicable to common stockholders	$(3,708)	$(1,926)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,898	25,180
Class B common stock	988	988
Unvested restricted stock	(141)	(122)
Effect of weighted average shares outstanding during period	(181)	(141)
Weighted average number of common shares used in basic EPS	26,564	25,905
Impact of potentially dilutive securities:
Dilutive effect of options and restricted / performance stock units	—	—
Weighted average number of common shares used in diluted EPS	26,564	25,905

For the three months ended July 31, 2011 and 2010, 3,467 and 4,535 of potentially dilutive common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

8.                                      COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income included in the accompanying unaudited consolidated balance sheets consists of changes in the fair value of our commodity hedge agreements, marketable securities, as well as our portion of the changes in the fair value of US GreenFiber LLC’s (“GreenFiber”) commodity hedge agreements.

Comprehensive loss for the three months ended July 31, 2011 and 2010 is as follows:

	Three Months Ended
	July 31,
	2011	2010
Net loss applicable to common stockholders	$(3,062)	$(2,902)
Other comprehensive income	119	364
Comprehensive loss	$(2,943)	$(2,538)

The components of other comprehensive income for the three months ended July 31, 2011 and 2010 are shown as follows:

	Three Months Ended July 31,
	2011			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$6	—	$6	$(6)	—	$(6)
Change in fair value of commodity hedges during the period	(341)	99	(440)	182	(433)	615
Reclassification to earnings for commodity hedge contracts	454	(99)	553	(85)	160	(245)
	$119	$—	$119	$91	$(273)	$364

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We have evaluated these hedges and believe that these instruments qualified for hedge accounting pursuant to derivative and hedging guidance. Designated as effective cash flow hedges, the changes in the fair value of these derivatives are recognized in other comprehensive income until the hedged item is settled and recognized as part of commodity revenue.  We recognize all derivatives on the balance sheet at fair value.

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. We are party to two commodity hedge contracts with a gross carrying value of $47 at July 31, 2011, which is recorded in other current liabilities. We have entered into agreements for commodity hedge contracts  with the purchaser of our non-integrated Material Recovery Facilities (“MRFs”) with mirrored terms to those agreements with the third parties, and have recorded a receivable of $47 in other current assets.

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

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or a liability.

As of July 31, 2011, our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at July 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$329	$—	$—
Liabilities:
Commodity derivatives	—	47	—
Total	$329	$47	$—

During the three months ended July 31, 2011 and 2010 there were no nonrecurring fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables. The carrying values of these financial instruments approximate their respective fair values. At July 31, 2011, the fair value of our fixed rate debt including the senior second lien notes, due July 15, 2014 (the “Second Lien Notes”) and the senior subordinated notes due February 15, 2019 (the “2019 Notes”) was approximately $394,131 and the carrying value was $376,695. At July 31, 2011, the fair value of our amended and restated senior secured credit facility (the “2011 Revolver”) approximates its carrying value of $62,100.

10.                               ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

In the quarter ended July 31, 2010, we completed the sale of certain assets in Southeastern Massachusetts and recorded a gain on sale of assets of $3,502. Total consideration amounted to $7,750 with cash proceeds of $7,533.

Discontinued operations:

On January 23, 2011, we entered into a purchase and sale agreement and related agreements to sell non-integrated recycling assets and select intellectual property assets to a new company formed by Pegasus Capital Advisors, L.P. and Intersection LLC (the “Purchaser”) for $130,400 in gross proceeds.  Pursuant to these agreements, we divested non-integrated recycling assets located outside our core operating region of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 MRFs, one transfer station and certain related intellectual property assets. Following the transaction, we retained four integrated MRFs located in our core operating regions. As a part of the disposition, we also entered into a ten year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

We completed the transaction on March 1, 2011 for $134,195 in gross cash proceeds. This included an estimated $3,795 working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. The final working capital adjustment, along with additional legal expenses related to the transaction, of $646 (net of tax) was recorded to gain (loss) on disposal of discontinued operations in the quarter ended July 31, 2011.

During the third quarter of fiscal year 2011, we also completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840. This operation has been treated as a discontinued operation.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying unaudited consolidated financial statements.  Revenues and income before income tax provision attributable to discontinued operations for the three months ended July 31, 2011 and 2010 were $0, $17,849, $0 and ($925), respectively.

We allocate interest expense to discontinued operations. We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

11.                               RELATED PARTY TRANSACTION

In connection with the sale of non-integrated recycling assets and select intellectual property assets discussed in Note 10, Mr. Bohlig ceased serving as an officer and Director for us. Following the termination of his employment, Mr. Bohlig agreed to surrender to us stock awards that vested in connection with his resignation and the discretionary bonus that was awarded to him in June 2011 as payment against his outstanding loan with us. Such amounts, net of income taxes, withheld, totaling $583, were applied against his loans with us in the three months ended July 31, 2011. As of July 31, 2011, an aggregate of $576 in principal and interest was outstanding under these loans.

12.                               SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, landfill-gas-to energy, recycling and disposal of non-hazardous solid waste. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales.  During fiscal year 2011, we consolidated the Central and Western regions into a single segment as the Western region. Furthermore, the four remaining MRFs that were previously included in the FCR Recycling operating segment, along with the two MRFs from the Central region and our commodity brokerage operations, were brought together to form the newly created Recycling operating segment.  Therefore, segment data for the three months ended July 31, 2010 has been revised to reflect these changes in our segment classifications. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Three Months Ended July 31, 2011

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$44,759	$9,750	$5,960	$215	$218,814
Western	56,872	19,271	7,148	9,348	343,572
Recycling	12,903	(46)	928	2,248	58,335
Other	12,659	462	470	(1,555)	74,151
Eliminations	—	(29,437)	—	—	—
Total	$127,193	$—	$14,506	$10,256	$694,872

Three Months Ended July 31, 2010

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$44,566	$10,183	$6,130	$2,411	$226,782
Western	55,430	17,865	7,827	10,271	335,439
Recycling	10,574	(24)	882	708	39,157
Other	11,422	660	745	(735)	149,910
Eliminations	—	(28,684)	—	—	—
Total	$121,992	$—	$15,584	$12,655	$751,288

(1) Inter-segment revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2011	2010
Collection	$53,626	$52,501
Disposal	29,318	29,554
Power generation	5,897	5,714
Processing and recycling	14,738	13,247
Solid waste operations	103,579	101,016
Major accounts	10,711	10,402
Recycling	12,903	10,574
Total revenues	$127,193	$121,992

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for the three months ended July 31, 2010 have been revised to conform to this presentation.

13.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

Effective August 1, 2000, we entered into a joint venture agreement with Louisiana-Pacific Corporation to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). In the three months ended July 31, 2011, we made an additional investment of $500 in GreenFiber with no effect on our total common stock ownership interest of 50%. Our investment in GreenFiber amounted to $21,202 and $23,137 at July 31, 2011 and April 30, 2011, respectively.  We account for our 50% ownership in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty of up to $1,500 in support of GreenFiber’s amended and restated loan and security agreement in order to induce the lender to enter into a waiver and amend the agreement. The guaranty can be drawn on upon an event of default. As of July 31, 2011 we have recorded a $95 liability as the fair value of the guaranty.

Summarized financial information for GreenFiber is as follows:

	July 31, 2011	April 30, 2011
Current assets	$15,213	$20,077
Noncurrent assets	49,835	$49,618
Current liabilities	10,037	$10,756
Noncurrent liabilities	$12,583	$12,863

	Three Months Ended July 31,
	2011	2010
Revenue	$16,016	$17,438
Gross profit	951	1,786
Net loss	$(4,515)	$(4,264)

In the three months ended July 31, 2011, we entered into a renewable energy project operating agreement with AGreen Energy LLC. (“AGreen”). As a part of the agreement, we will provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of from small farm-based biogas renewable energy projects to produce renewable energy and other valuable products and services. We made an initial investment of $150 in AGreen giving us a 5.1% interest as of July 31, 2011.

We also have an 8.2% interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. Our investment in these interests amounted to $15,274 and $15,124 at July 31, 2011 and April 30, 2011, respectively. We account for these investments under the cost method of accounting.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and Notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended April 30, 2011.

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions, and should be read in conjunction with our unaudited consolidated financial statements and unaudited notes to consolidated financial statements included in this report. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in forward-looking statements.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2011 and Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

As of August 25, 2011, we owned and/or operated 31 solid waste collection operations, 29 transfer stations, 17 recycling facilities, nine Subtitle D landfills, three landfill gas to energy facilities, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility. In addition, we hold a 50% interest in US GreenFiber LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber.

In the three months ended July 31, 2011, we entered into a renewable energy project operating agreement with AGreen Energy LLC. (“AGreen”). As a part of the agreement, we will provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of from small farm-based biogas renewable energy projects to produce renewable energy and other valuable products and services. We made an initial investment of $0.2 million in AGreen giving us a 5.1% interest as of July 31, 2011. We also hold an 8.2% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

Operating Results

Revenues and operating income (loss) based on our segments for the three months ended July 31, 2011 and 2010 are as follows (in millions):

	Revenues		Operating Income (Loss)
	Three Months Ended July 31,
Segment	2011	2010	2011	2010
Eastern	$44.8	$44.6	$0.2	$2.4
Western	56.9	55.4	9.4	10.3
Recycling	12.9	10.6	2.2	0.7
Other	12.6	11.4	(1.5)	(0.7)
Total	$127.2	$122.0	$10.3	$12.7

For the quarter ended July 31, 2011, we reported revenues of $127.2 million, an increase of $5.2 million, or 4.3%, from $122.0 million for the quarter ended July 31, 2010. The Eastern region experienced revenue growth for the three months ended July 31, 2011 as compared to the prior year comparable period, increasing by $0.2 million, or 0.4%. This growth was driven by improved pricing in all lines of business, favorable commodity prices and volumes, and increased collection volumes. These increases were partially offset by a divestiture in the collection and disposal segments.  Western region revenues for the three months ended July 31, 2011 increased $1.5 million, or 2.7%, compared to the comparable period in prior year due to improvements in collection prices, commodity prices and volumes, and acquisitions. These increases were offset by decreases in disposal prices. Recycling revenues increased $2.3 million, or 21.7%, compared to the comparable period in prior year due in large part to commodity price increases which were offset by lower commodity volumes. Other revenues increased $1.2 million, or 10.5%, compared to the comparable period in prior year due primarily to volume increases.

Operating income for the three months ended July 31, 2011 was $10.3 million compared to $12.7 million in the prior year comparable period and decreased year over year as a percentage of revenue to 8.1% from 10.4%. However, our operating results improved when compared to the comparable period in prior year after removing the positive impact associated with a $3.5 million gain on sale of assets related to the sale of assets of our Cape Cod, Massachusetts and Rochester, Massachusetts operations in the first quarter of fiscal year 2011 and the negative effects of the $1.0 million legal settlement recorded in the first quarter of fiscal year 2012. After removing the effect of these two transactions, our operating income for the three months ended July 31, 2011 was $11.3 million, or 8.9% as a percentage of revenue, compared to $9.2 million, or 7.5% as a percentage of revenue, in the prior year comparable period. Our operating results were positively impacted by increased collection and recycling revenues, cost reductions associated with labor, including benefits, insurance and outside labor, and lower landfill amortization. Our operating results were negatively impacted by increased other direct costs associated with hauling, fuel, and materials, increased leachate treatment costs, and increased general and administration costs. On a segment basis, operating income for the Eastern and Western regions decreased compared to the prior year comparable period. Eastern region operating income decreased $2.2 million compared to the prior year comparable period primarily due to the gain on sale of assets of $3.5 million recorded in prior year, increased hauling, fuel, and material costs, along with increased bad debt expense, offset partially by increased revenues and operational cost reductions related to benefits, vehicle maintenance and facilities. Western region operating income decreased by $0.9 million compared to the prior year comparable period primarily due to increased hauling, fuel, and material costs, along with increased leachate treatment and other landfill costs, partially offset by increased revenues and decreased landfill amortization. These decreases were offset by increases in operating income in the Recycling region. Recycling operating income increased by $1.5 million compared to the prior year comparable period due primarily to increased commodity pricing as costs remained consistent.

Acquisitions and Divestitures

During the three months ended July 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $0.7 million, including $0.7 million in cash and holdbacks to sellers. During the three months ended July 31, 2010, there were no business acquisitions.

During the three months ended July 31, 2011, we recorded the final working capital adjustment, along with additional legal expenses related to the transaction, of $0.6 million (net of tax) related to the sale of non-integrated recycling assets and select intellectual property assets as a gain on disposal of discontinued operations. This transaction, along with the sale of the assets of the Trilogy Glass business, was completed in fiscal year 2011 and, accordingly, prior years operating results have been reclassified from continuing to discontinued operations in the accompanying unaudited consolidated financial statements. Revenues and income before income tax provision attributable to discontinued operations for the three months ended July 31, 2011 and 2010 were $0, $17.8, $0 and ($0.9) million, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of its evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2011 (the “Annual Report”).

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 1 to our unaudited Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

General

Revenues

Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, waste-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. Recycling revenues consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. We also generate and sell electricity under a contract at our waste-to-energy facility and at certain of our landfill facilities.

In addition, we hold a 50% interest in GreenFiber, a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. This business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture’s net income (loss) under the equity method in our results of operations.

In the three months ended July 31, 2011, we entered into a renewable energy project operating agreement with AGreen. As a part of the agreement, we will provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of from small farm-based biogas renewable energy projects to produce renewable energy and other valuable products and services. We made an initial investment of $0.2 million in AGreen giving us a 5.1% interest as of July 31, 2011. We also hold an 8.2% interest in RecycleRewards, a company that markets an incentive-based recycling service and a 19.9% interest in Evergreen, a surety company which provides surety bonds to us to secure contractual performance for municipal solid waste collection. Also, in the “Other” segment, we have ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended July 31,
	2011		2010
Collection	$53.6	42.1%	$52.5	43.0%
Disposal	29.3	23.0%	29.6	24.3%
Power generation	5.9	4.7%	5.7	4.7%
Processing and recycling	14.7	11.6%	13.2	10.8%
Solid waste operations	103.5	81.4%	101.0	82.8%
Major accounts	10.8	8.5%	10.4	8.5%
Recycling	12.9	10.1%	10.6	8.7%
Total revenues	$127.2	100.0%	$122.0	100.0%

Solid waste operations revenues increased in the three months ended July 31, 2011 compared to the comparable period in the prior year mainly due to collection and disposal pricing improvements, recycling and processing operations price and volume increases, improvements in power generation pricing, growth in commodity prices and volumes, as well as a landfill and smaller tuck-in acquisitions. These increases were partially offset by volume declines in collection, disposal and power generation and the effect of a divestiture. The dollar increase in major accounts revenues in the three months ended July 31, 2011 compared to the comparable period in prior year is primarily due to higher volumes and, to a lesser extent, price increases. Recycling revenues were higher in the three months ended July 31, 2011 due in a large part to commodity price increases, which were offset by lower commodity volumes.

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

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and the amortization of intangible assets (other than goodwill) using the straight-line method. We amortize landfill retirement assets through a charge to cost of operations using a straight-line rate per ton as landfill airspace is utilized. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. We amortize or depreciate all fixed and intangible assets, other than goodwill, to a zero net book value, and do not apply a salvage value to any fixed assets.

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

We have material financial obligations relating to capping, closure and post-closure costs of our existing landfills and disposal facilities. We have provided accruals for these future financial obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill. There can be no assurance that our financial obligations for capping, closure or post-closure costs will not exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship that certain items from our unaudited consolidated financial statements bear to revenues.

	Three Months Ended July 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of operations	67.0%	66.7%
General and administration	12.7%	13.0%
Depreciation and amortization	11.4%	12.8%
Legal settlement	0.8%	0.0%
Gain on sale of assets	0.0%	-2.9%
Operating income	8.1%	10.4%
Interest expense, net	8.8%	9.7%
Loss from equity method investments	1.8%	1.7%
Other expense (income), net	-0.1%	-0.1%
Provision for income taxes	0.5%	0.7%
Loss from continuing operations	-2.9%	-1.6%

Three months ended July 31, 2011 versus July 31, 2010

Revenues - Revenues increased $5.2 million, or 4.3%, to $127.2 million in the quarter ended July 31, 2011 from $122.0 million in the quarter ended July 31, 2010. Solid waste revenues, increased $2.5 million, with $1.2 million coming from collection price increases, $0.3 million from price improvement from our disposal, power generation and processing and recycling operations, $0.6 million from processing and recycling operation volume increases, $1.0 million from improved commodity prices and volumes, and $1.1 million from the increase related to acquisitions. These increases were partially offset by $0.4 million related to volume declines in our collection, disposal, and power generation operations and $1.3 million related to a divestiture in collection and disposal operations. Major accounts revenues increased $0.4 million due primarily to volume increases. Recycling revenues increased $2.3 million driven by improved commodity prices of $3.6 million partially offset by a $1.3 million decrease in volumes.

Cost of operations - Cost of operations increased $3.9 million, or 4.8%, to $85.2 million in the quarter ended July 31, 2011 from $81.3 million in the quarter ended July 31, 2010 and increased as a percentage of revenue between periods to 67.0% from 66.7%. The dollar increase in cost of operations is largely attributable to increased costs associated with higher volumes and revenues, as well as the following: increased direct costs related to purchased materials associated with higher recycling commodity prices; increased fuel costs associated with rising diesel gas prices, which effect direct hauling and operational costs; and higher leachate treatment costs.

General and administration - General and administration expenses increased slightly from the comparable period in the prior year, increasing $0.3 million, or 1.9%, to $16.2 million in the quarter ended July 31,

2011 from $15.9 million in the quarter ended July 31, 2010. The dollar increase in general and administration expenses is primarily attributable to increased legal and consulting costs. General and administration expenses as a percentage of revenues decreased to 12.7% in the quarter ended July 31, 2011 from 13.0% in the quarter ended July 31, 2010.

Depreciation and amortization - Depreciation and amortization expense decreased $1.1 million, or 7.1%, to $14.5 million in the quarter ended July 31, 2011 from $15.6 million in the quarter ended July 31, 2010. The decrease related primarily to landfill amortization expense, which decreased by $1.1 million when compared to the same period in prior year. The decrease is due largely to volume declines. Depreciation and amortization expense as a percentage of revenue decreased to 11.4% in the quarter ended July 31, 2011 from 12.8% in the quarter ended July 31, 2010.

Legal settlement - A legal settlement with the Vermont Attorney General’s Office for $1.0 million was recorded in the three months ended July 31, 2011. See Note 5, Contingencies, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

Interest expense, net - Net interest expense decreased $0.6 million, or 5.1%, to $11.2 million in the quarter ended July 31, 2011 from $11.8 million in the quarter ended July 31, 2010. This decrease is primarily attributable to a reduction of interest expense associated with lower debt levels due to the full paydown of our senior secured term B loan (the “2009 Term Loan”) in March of 2011, and lower interest rates related to the refinancing of our amended and restated senior secured credit facility (the “2011 Revolver”) in March of 2011 and the offering of our 7.75% senior subordinated notes due 2019 (the “2019 Notes”) in February 2011. Net interest expense, as a percentage of revenues, decreased to 8.8% in the quarter ended July 31, 2011 from 9.7% in the quarter ended July 31, 2010.

Loss from equity method investment - The loss from equity method investment in the quarter ended July 31, 2011 is attributable to our 50% joint venture interest in GreenFiber. GreenFiber reported losses for the quarters ended July 31, 2011 and July 31, 2010, of which our share was $2.3 million and $2.1 million, respectively. GreenFiber, who is one of the largest producers of cellulose insulation in North America, continues to be negatively effected by the current housing market and the impact it has had on new home construction.

Provision for income taxes - Provision for income taxes decreased $0.1 million to $0.7 million for the quarter ended July 31, 2011 from $0.8 million for the quarter ended July 31, 2010. The effective tax rate changed to (21.7)% for the quarter ended July 31, 2011 from (67.9)% in the quarter ended July 31, 2010. The provision for income taxes for the three months ended July 31, 2011 includes $0.5 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.2 million in current tax provision. The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year, the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes and the allocation of income taxes to discontinued operations.

Loss from discontinued operations/Gain (loss) on disposal of discontinued operations.  Loss from discontinued operations increased $0.9 million in the quarter ended July 31, 2011 to $0.0 from ($0.9) million. Gain (loss) on disposal of discontinued operations increased $0.7 million in the three months ended July 31, 2011 to $0.6 million (net of tax) from ($0.1) million (net of tax). Discontinued operations in the three months ended July 31, 2010 were the result of two separate transactions in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business. The $0.6 million gain on disposal of discontinued operations (net of tax) recorded in the three months ended July 31, 2011 is due to the final working capital adjustment and other legal expenses related to the sale of non-integrated recycling assets and select intellectual property assets.

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

We had a net working capital deficit of $11.6 million at July 31, 2011 compared to a deficit of $13.3 million at April 30, 2011. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $1.7 million increase in net working capital related largely to a $7.5 million increase in accounts receivable, net, a $2.0 million decrease in income taxes payable, and a $1.1 million decrease in accrued interest, offset partially by a $2.6 million increase in accounts payable, a $3.4 million increase in other accrued liabilities, and a $2.6 million decrease in the current portion of deferred income taxes.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility.  The 2011 Revolver is a $227.5 million revolving credit and letter of credit facility, and is due March 18, 2016. If we fail to refinance the senior second lien notes (the “Second Lien Notes”) by March 1, 2014, the maturity date for the 2011 Revolver shall be March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182.5 million, subject to certain conditions set forth in the 2011 Revolver agreement. The 2011 Revolver is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

As of July 31, 2011, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended July 31, 2011	Covenant requirements at July 31, 2011
Total funded debt / Bank-defined cash flow metric (1)	4.58	4.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.65	3.00 Max.
Interest coverage	2.41	2.00 Min.

(1)          Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, July 31, 2011.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended July 31, 2011
Net cash provided by operating activities	$49.1

Changes in assets and liabilities, net of effects of acquisitions and divestitures	4.4
Gain on sale of equipment and assets	0.5
Stock based compensation, net of excess tax benefit on exercise of options	(1.3)
Environmental remediation charge	(0.5)
Asset impairment charge	(3.7)
Bargain purchase gain	3.0
Interest expense plus amortization of premium on 9.75% senior subordinated notes less discount on 2009 Term Loan and Second Lien Notes	44.9
Loss on debt refinancing	(7.4)
Benefit for income taxes, net of deferred taxes	(1.0)
Adjustments as allowed by Senior Secured Credit Facility Agreement	15.5

Bank - defined cash flow metric	$103.5

We consider the total funded debt to bank-defined cash flow metric to be our most restrictive covenant and this may limit our debt levels including borrowings under the 2011 Revolver. We expect this ratio to be higher for the twelve months ending October 31, 2011 than it was for the twelve months ended July 31, 2011 due primarily to the carryover effect of our operating performance in the third and fourth quarters of fiscal year 2011. While we will continue to monitor performance and liquidity needs during the quarter in light of this, we expect to remain in compliance with this covenant.

In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.

Further advances were available under the 2011 Revolver in the amount of $114.2 million as of July 31, 2011. The available amount is net of outstanding irrevocable letters of credit totaling $51.2 million as of July 31, 2011, at which date no amount had been drawn.

Second Lien Notes.  As of July 31, 2011, we had $ 180.0 million aggregate principal amount of 11% Second Lien Notes outstanding. The Second Lien Notes will mature on July 15, 2014, and interest will accrue at the rate of 11% per annum. Interest is payable semiannually in arrears on January 15, and July 15 of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

Although the Second Lien Notes do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2011, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs.

2019 Notes.  As of July 31, 2011, we had outstanding $200.0 million of the 2019 Notes. The 2019 Notes will mature on February 15, 2019, and interest will accrue at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets; pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2011, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

Maine Bonds.  On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds (Casella Waste Systems, Inc. Project) Series 2005 (the “Bonds”). The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine; and the issuance of the Bonds. As of July 31, 2011, we had outstanding $25.0 million of the Bonds.

Cash Flows for the Three Months Ended July 31, 2011 and 2010

The following table summarizes our cash flows from continuing operations for the three months ended July 31, 2011 and 2010, respectively (in millions):

	Three Months Ended
	July 31,
	2011	2010
Net cash provided by operating activities	$13.9	$11.4
Net cash used in investing activites	$(17.9)	$(7.8)
Net cash provided by (used in) financing activities	$4.4	$(4.4)

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities increased by $2.5 million, or 21.9%, to $13.9 million for the three months ended July 31, 2011 from $11.4 million for the three months ended July 31, 2010. The most significant items affecting our operating cash flows for the three months ended July 31, 2011 and 2010 are summarized below:

Loss from continuing operations. Our loss from continuing operations before discontinued operations increased $1.8 million to ($3.7) million for the three months ended July 31, 2011 from ($1.9) million for the three months ended July 31, 2010. During the three months ended July 31, 2010, we incurred a $3.5 million one time non-cash gain on sale of assets, which directly improved the results from continuing operations for that period. After removing this one time reduction to cash flows provided by operating activities, the results of continuing operations improved period over period, increasing $1.7 million. Improved results are due largely to increased revenues of $5.2 million, partially offset by a $3.5 million increase in operating expenses, and decreased landfill amortization expense in of $1.1 million, due primarily to lower volumes.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was favorably impacted by $1.7 million in the current period by changes in our assets and liabilities. This change is driven by favorable impacts related to our accounts payable, which is effected by both cost changes and timing of payments, prepaid expenses, inventories and other assets, which is effected primarily by the timing of payments, expense recognition, as well as cost changes, accrued expenses and other liabilities, which is effected primarily by cost changes, such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. These favorable changes were offset by an unfavorable impact related to accounts receivable, which is effected by both revenue changes and timing of payments received.

Net cash used in investing activities.  Net cash used in investing activities was $17.9 million in the three months ended July 31, 2011 compared to $7.8 million in the three months ended July 31, 2010. The increase in cash used in investing activities was due largely to $1.1 million in higher payments for landfill operating lease contracts in the three months ended July 31, 2011, $0.7 million in cash payments related to investments in unconsolidated entities in the three months ended July 31, 2011 and $7.5 million in proceeds received from the divestiture in the three months ended July 31, 2010.

Net cash provided by (used in) financing activities.  Net cash provided by (used) in financing activities was $4.4 million for the three months ended July 31, 2011 compared to ($4.4) million in the three months ended July 31, 2010. The increase in net cash provided relates primarily to increased borrowings of $15.6 million, offset by increased payments of $7.2 million in the three months ended July 31, 2011.

During the three months ended July 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction in exchange for total consideration of $0.7 million, including $0.7 million in cash and holdbacks to sellers. During the three months ended July 31, 2010, there were no business acquisitions.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of July 31, 2011, we were not party to any commodity hedging agreements that we entered into to minimize our commodity exposure. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $250.0 million. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indentures governing the Second Lien Notes and the 2019 Notes, no beneficial holder of the Second Lien Notes and/or 2019 Notes is permitted to knowingly acquire Second Lien Notes and/or 2019 Notes if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of Second Lien Notes and 2019 Notes or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of July 31, 2011, that dollar amount was $44.2 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $87.1 million of long-term debt at July 31, 2011. The weighted average interest rate on the variable rate portion of long-term debt was approximately 3.8% at July 31, 2011. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity price volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”) and old newsprint (“ONP”), plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of July 31, 2011, we were party to two commodity hedge contracts with the purchaser of our non-integrated MRFs with mirrored terms to those agreements with the third parties. These contracts do not and are not intended to minimize our commodity exposure and have no impact on our other comprehensive income or results of operations. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill. Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009. In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area. In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area. It has also sought a civil penalty of two hundred seventy five dollars per day from the date of filing, plus costs and attorneys’ fees. NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009. On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action. The trial of the consolidated actions has been set for March 2012. At the court’s direction, the parties have identified fourteen issues that remain to be tried. Pursuant to court order, on June 1, July 1, and August 1, 2011, NCES filed a series of motions for summary judgment on nine of the fourteen issues that remain to be tried.  NCES expects rulings on those motions to be completed by the end of 2011. Depending on the rulings, trial may be unnecessary or substantially curtailed in scope.

On April 29, 2010, NCES filed an application with NHDES to modify its Stage IV permit to develop nearly all of the remaining undeveloped capacity under that permit. On August 27, 2010, NHDES granted the permit modification, thereby authorizing NCES to develop State IV, Phase 2, of the landfill, comprising approximately one million cubic yards of disposal capacity. There were two appeals filed with the New Hampshire Waste Management Council. One appeal was filed by a group of local citizens and seeks to invalidate the approval. The other appeal was filed by a company with which NCES has certain agreements relating to the operation of the gas management system at the landfill and the use of the landfill gas and sought modification of the approval with respect to the criteria governing the operation of the gas management system. NCES has sought dismissal of the first appeal on the grounds that the appellants lack standing to bring it, and after a two-day evidentiary hearing the Waste Management Council made findings that will result in dismissal of the appeal. A written order of dismissal will likely be forthcoming by the end of August 2011. The second of these appeals has since been voluntarily dismissed. On February 14, 2011, NHDES issued construction approval for State IV, Phase 2-A, of the landfill, and construction commenced shortly thereafter. The group of local citizens who had appealed the August 26, 2010, permit modification also appealed the construction approval to the Waste Management Council. NCES has sought dismissal of this appeal on the grounds it was untimely filed. That motion is pending. The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval. Accordingly, NCES has commenced and continues construction activities at the Landfill. No hearing has been set on the merits of these appeals.

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

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we have filed a joint motion with the Southbridge BOH to dismiss that appeal, contending that the appeal was filed late and is subject to dismissal as a matter of law. On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal will be heard by the Massachusetts Supreme Judicial Court, upon its own motion. It appears that this hearing will occur in October, 2011. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action. We believe it is remote that this appellate action could result in a threat to the validity of the 2008 site assignment.

In July 2008, Southbridge Recycling and Disposal Park filed an application with the Massachusetts Department of Environmental Protection (“MADEP”) for a minor modification to the existing landfill operating permit, to allow Southbridge Recycling and Disposal Park to operate in a manner consistent with the Site Assignment (conversion from 0.2 million tons per year of construction and demolition debris to 0.2 million tons per year of any combination of construction and demolition debris and municipal solid waste, with no geographic limitations). The MADEP issued a “provisional” final permit granting this minor modification on April 23, 2010, and invited public comment through May 19, 2010. On May 28, 2010, the MADEP issued a final permit granting the minor modification to Southbridge Recycling and Disposal Park’s existing operating permit (the “Conversion Permit”). On or about August 1, 2010, despite its prior settlement, the Board of Health of the Town of Sturbridge filed a complaint in Worcester Superior Court challenging MADEP’s issuance of the Conversion Permit. Defendants moved to dismiss the complaint. On January 27, 2011, the Court heard oral argument on defendants’ motions to dismiss, and on February 4, 2011, the Court granted those motions, dismissing the complaint. The time to appeal this decision has expired and no appeal has been filed, nor any motion to extend the appeal period.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) on or about May 17, 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms applicable to our small commercial container customers. On March 23, 2010, we were a recipient of a Civil Investigative Subpoena (“CIS”) issued by the AG requesting information and documents regarding our compliance with the AOD. In the course of responding to the AG’s requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD. This error occurred during a one year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers in Vermont were affected. We terminated the use of these contracts, and issued revised contracts to those affected customers. We had not sought to enforce the terms of any of these contracts.

On or about April 25, 2011, the AG asserted that we had violated the terms of the AOD, and that we pay a civil penalty of approximately $4.8 million. We worked with the AG to resolve these technical violations of the AOD, and have reached an agreement with the AG for us to pay a civil penalty in the amount of $1.0 million, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount has been reserved for as of July 31, 2011. A Revised Final Judgment of Consent and Order is expected to be entered by the Vermont Superior Court Washington Unit, Civil Division shortly (the “Order”). The Order will extend some of the conditions of the AOD for ten years from entry of the Order, and will require us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers are in compliance with the AOD.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca, New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town of Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants (the “Seneca Litigation”), alleging that we and the County have breached their obligations to the Town under both the Host Agreement and the OMLA. The Town’s complaint alleges a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. We, the County and the Town have approved the terms of a global settlement and the Town’s suit will be dismissed pending final approval of the settlement.  Under the terms of the settlement, we will provide certain construction materials to the Town valued at $0.1 million and also establish a protection plan whereby we agree to reimburse certain Town residents for approved costs to repair septic systems.  Our exposure under this protection plan shall not exceed $0.1 million.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) that it is submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC states that Pine Tree Waste, Inc., our subsidiary, has failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter has been initiated and two arbitrators chosen, but no timeline for proceeding has been set forth. We will aggressively defend against this claim in arbitration and/or the courts.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents.  The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted extensive comments. In early April the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the estimated present worth cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with the earlier ROD that had been rescinded.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%). At July 31, 2011 and April 30, 2011, we have recorded liabilities amounting to $5.2 million and $5.1 million, respectively, including the recognition of $0.3 million of accretion expense in the three months ended July 31, 2011 and 2010, respectively.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 31, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. As of July 31, 2011, we have identified an additional risk factor as follows:

Damage to the roadways and other regional infrastructure in Vermont and New York caused by Hurricane Irene may impact our ability to access customers’ premises and may thereby adversely affect our operating results.

Hurricane Irene impacted many of our solid waste markets in the States of Vermont and New York on August 28, 2011, with flooding causing extensive damage to structures and roadways in many of our service areas.  We are currently assessing the potential impact of the storm on our ability to service customers in areas where transportation routes have been compromised.  We may not be able to service existing customers or we may incur additional unrecoverable costs associated with our need to modify routing to provide our services.  As a result, our revenues and operating margins could be adversely affected by this event.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 30, 2011	By:	/s/ Edwin D. Johnson
Edwin D. Johnson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.REF	XBRL Taxonomy Reference Linkbase Document. **

** - Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended July 31, 2011 and 2010, (ii) Consolidated Balance Sheets at July 31, 2011 and April 30, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+ - Filed Herewith

++ - Furnished Herewith