Form 10-Q
period 2011-10-31
CASELLA WASTE SYSTEMS INC
filed 2011-12-01
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 15, 2011:

Class A Common Stock, $0.01 par value per share:	25,949,356
Class B Common Stock, $0.01 par value per share:	988,200

PART I.                  FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	October 31,	April 30,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,421	$1,817
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,412 and $920	56,984	54,914
Refundable income taxes	1,304	—
Prepaid expenses	6,446	5,856
Inventory	3,781	3,461
Deferred income taxes	2,924	5,600
Other current assets	534	681

Total current assets	76,470	72,405

Property, plant and equipment, net of accumulated depreciation and amortization of $654,170 and $624,044	461,359	453,361
Goodwill	101,329	101,204
Intangible assets, net	2,468	2,455
Restricted assets	403	334
Notes receivable - related party/employee	720	1,297
Investments in unconsolidated entities	34,906	38,263
Other non-current assets	20,285	21,262

	621,470	618,176

	$697,940	$690,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	October 31,	April 30,
	2011	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,297	$1,217
Current maturities of financing lease obligations	327	316
Accounts payable	51,758	42,499
Accrued payroll and related expenses	3,841	3,702
Accrued interest	9,449	9,776
Current accrued capping, closure and post-closure costs	4,602	1,702
Income taxes payable	—	3,786
Other accrued liabilities	23,155	20,923

Total current liabilities	94,429	83,921

Long-term debt and capital leases, less current maturities	461,915	461,418
Financing lease obligations, less current maturities	1,989	2,156
Accrued capping, closure and post-closure costs, less current portion	34,245	34,705
Deferred income taxes	3,692	5,578
Other long-term liabilities	9,075	8,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,949,000 and 25,589,000 shares as of October 31, 2011 and April 30, 2011, respectively	259	256
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares as of October 31, 2011 and April 30, 2011, respectively	10	10
Accumulated other comprehensive (loss) income	(165)	378
Additional paid-in capital	287,696	285,992
Accumulated deficit	(196,475)	(192,649)

Total Casella Waste Systems, Inc. stockholders’ equity	91,325	93,987
Noncontrolling interest	1,270	—

Total stockholders’ equity	92,595	93,987

	$697,940	$690,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010

Revenues	$129,866	$122,895	$257,059	$244,887

Operating expenses:
Cost of operations	86,627	79,313	171,851	160,652
General and administration	16,062	15,696	32,268	31,613
Depreciation and amortization	15,061	15,620	29,567	31,203
Legal settlement	359	—	1,359	—
Development project charge	131	—	131	—
Gain on sale of assets	—	—	—	(3,502)

	118,240	110,629	235,176	219,966

Operating income	11,626	12,266	21,883	24,921

Other expense/(income), net:
Interest income	(3)	(11)	(12)	(26)
Interest expense	11,210	11,630	22,369	23,410
Loss from equity method investments	1,523	506	3,781	2,638
Other income	(327)	(317)	(432)	(412)

Other expense, net	12,403	11,808	25,706	25,610

(Loss) income from continuing operations before income taxes and discontinued operations	(777)	458	(3,823)	(689)
Provision for income taxes	67	281	728	1,060

(Loss) income from continuing operations before discontinued operations	(844)	177	(4,551)	(1,749)

Discontinued operations:
Loss from discontinued operations (net of income tax provision of $0)	—	(767)	—	(1,692)
Gain (loss) on disposal of discontinued operations (net of income tax provision of $53, $0, $489 and $0)	79	(564)	725	(615)

Net loss attributable to common stockholders	$(765)	$(1,154)	$(3,826)	$(4,056)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31		Six Months Ended October 31,
	2011	2010	2011	2010
Basic earnings per share attributable to common stockholders:

(Loss) income from continuing operations before discontinued operations	$(0.03)	$0.01	$(0.17)	$(0.07)
Loss from discontinued operations, net	—	(0.03)	—	(0.07)
Gain (loss) on disposal of discontinued operations, net	—	(0.02)	0.03	(0.02)

Net loss per common share attributable to common stockholders	$(0.03)	$(0.04)	$(0.14)	$(0.16)

Basic weighted average common shares outstanding	26,759	26,058	26,661	25,981

Diluted earnings per share attributable to common stockholders:

(Loss) income from continuing operations before discontinued operations	$(0.03)	$0.01	$(0.17)	$(0.07)
Loss from discontinued operations, net	—	(0.03)	—	(0.07)
Gain (loss) on disposal of discontinued operations, net	—	(0.02)	0.03	(0.02)

Net loss per common share attributable to common stockholders	$(0.03)	$(0.04)	$(0.14)	$(0.16)

Diluted weighted average common shares outstanding	26,759	26,788	26,661	25,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss attributable to commmon stockholders	$(3,826)	$(4,056)
Loss from discontinued operations, net	—	1,692
(Gain) loss on disposal of discontinued operations, net	(725)	615
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on sale of assets	—	(3,502)
Gain on sale of property and equipment	(754)	(302)
Depreciation and amortization	29,567	31,203
Depletion of landfill operating lease obligations	4,514	4,299
Interest accretion on landfill and environmental remediation liabilities	1,740	1,656
Development project charge	131	—
Amortization of premium on senior subordinated notes	—	(386)
Amortization of discount on term loan and second lien notes	467	450
Loss from equity method investments	3,781	2,638
Stock-based compensation	1,366	1,347
Excess tax benefit on the vesting of share based awards	(219)	(117)
Deferred income taxes	1,008	1,185
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(2,070)	(3,515)
Accounts payable	9,259	3,222
Prepaid expenses, inventories and other assets	(482)	442
Accrued expenses and other liabilities	(2,279)	(2,715)

	46,029	35,905

Net Cash Provided By Operating Activities	41,478	34,156

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(715)	—
Additions to property, plant and equipment - growth	(6,410)	(990)
- maintenance	(29,560)	(29,779)
Payments on landfill operating lease contracts	(3,314)	(2,250)
Proceeds from sale of assets	—	7,533
Proceeds from sale of property and equipment	1,170	555
Investments in unconsolidated entities	(935)	—

Net Cash Used In Investing Activities	(39,764)	(24,931)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	82,100	76,900
Principal payments on long-term debt	(82,146)	(83,966)
Payments of financing costs	(184)	(357)
Proceeds from exercise of share based awards	176	160
Excess tax benefit on the vesting of share based awards	219	117

Net Cash Provided By (Used In) Financing Activities	165	(7,146)

Discontinued Operations:
Net cash provided by operating activities	—	1,356
Net cash provided by (used in) investing activities	725	(1,156)
Net cash used in financing activities	—	(270)

Net Cash Provided By (Used In) Discontinued Operations	725	(70)

Net increase in cash and cash equivalents	2,604	2,009
Cash and cash equivalents, beginning of period	1,817	2,035

Cash and cash equivalents, end of period	$4,421	$4,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended October 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$20,531	$21,344
Income taxes, net of refunds	$5,281	$117

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$744	$—
Cash paid, net	715	—

Holdbacks to sellers	$29	$—

Equipment contributed by noncontrolling interest	$1,270	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its subsidiaries and an entity in which it has a controlling financial interest (collectively, “we”, “us” or “our”). For the consolidated subsidiary that is less than wholly owned, the third-party holding of equity interests is referred to as a noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest for this subsidiary will be presented as Net income (loss) attributable to noncontrolling interest once operations begin, and the portion of stockholders’ equity of this subsidiary is presented as Noncontrolling interest in the unaudited consolidated balance sheets. We are a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services, primarily in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”).

The consolidated balance sheet as of October 31, 2011, the consolidated statements of operations for the three and six months ended October 31, 2011 and 2010 and the consolidated statements of cash flows for the six months ended October 31, 2011 and 2010 are unaudited. In the opinion of management, such unaudited consolidated financial statements, together with the consolidated balance sheet as of April 30, 2011, include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2011. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended April 30, 2011 included in our Annual Report on Form 10-K for the year ended April 30, 2011. The results for the three and six months ended October 31, 2011 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2012.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of October 31, 2011, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

New Accounting Pronouncements Pending Adoption

Goodwill Impairment Test

In September 2011, the FASB issued additional guidance on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance is intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

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

In October 2011, the FASB proposed a deferral of a portion of the guidance issued in June 2011 that requires reclassification adjustments from other comprehensive income be measured and presented by income statement line item in net income and also in other comprehensive income. If finalized as proposed, the deferral is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

2.                                      BUSINESS ACQUISITIONS

During the six months ended October 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $744, including $715 in cash and $29 in holdbacks to sellers. During the six months ended October 31, 2010, there were no business acquisitions. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are to be amortized over a five to ten year period from the date of acquisition. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase prices allocated to net assets acquired during the six months ended October 31, 2011 and 2010 are as follows:

	October 31,
	2011	2010
Equipment	$319	$—
Goodwill	125	—
Intangible assets	308	—
Current liabilities	(8)	—
Total	$744	$—

The following unaudited pro forma combined financial information shows the results of our operations for the three and six months ended October 31, 2011 and 2010 as though each of the acquisitions made in the six months ended October 31, 2011 and the twelve months ended April 30, 2011 had occurred as of May 1, 2010.

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Revenue	$129,866	$124,452	$257,112	$248,001
Operating income	$11,626	$12,464	$21,891	$25,318
Net loss attributable to common stockholders	$(765)	$(1,068)	$(3,823)	$(3,884)
Basic net loss per common share attributable to common stockholders	$(0.03)	$(0.04)	$(0.14)	$(0.15)
Basic weighted average shares outstanding	26,759	26,058	26,661	25,981
Diluted net loss per common share attributable to common stockholders	$(0.03)	$(0.04)	$(0.14)	$(0.15)
Diluted weighted average shares outstanding	26,759	26,788	26,661	25,981

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

3.                                      GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2011 through October 31, 2011:

	April 30, 2011	Acquisitions	October 31, 2011
Eastern region	$38	$22	$60
Western region	88,976	103	89,079
Recycling	12,190	—	12,190
Total	$101,204	$125	$101,329

Intangible assets as of October 31, 2011 and April 30, 2011 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, October 31, 2011
Intangible assets	$15,187	$2,680	$17,867
Less accumulated amortization	(14,141)	(1,258)	(15,399)
	$1,046	$1,422	$2,468

Balance, April 30, 2011
Intangible assets	$15,076	$2,474	$17,550
Less accumulated amortization	(13,966)	(1,129)	(15,095)
	$1,110	$1,345	$2,455

Intangible amortization expense for the three and six months ended October 31, 2011 and 2010 was $151, $213, $304 and $432, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2011 and thereafter is as follows:

2012	2013	2014	2015	2016	Thereafter
$589	$532	$484	$434	$256	$477

4.                                      ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the six months ended October 31, 2011 and 2010 are as follows:

	Six Months Ended October 31,
	2011	2010
Beginning Balance	$36,407	$40,002
Obligations incurred	1,417	1,580
Revisions in estimates (1)	—	(338)
Accretion expense	1,671	1,587
Payments	(648)	(5,543)
Ending Balance	$38,847	$37,288

(1)                                  The revision in estimates for capping, closure and post-closure for the six months ended October 31, 2010 consists of changes in cost estimates and timing of capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.

5.                                      CONTINGENCIES

(a)                                  Legal Proceedings

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we are party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

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

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca (the “Town”), New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants, alleging that we and the County breached obligations to the Town under both the Host Agreement and the OMLA. The Town’s complaint alleged a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. In September 2011, we, the County and the Town executed a global settlement, and the Town’s suit was dismissed with prejudice. Under the terms of the settlement, we provided certain construction materials to the Town valued at $99 and engineering studies completed to date valued at $260, thus recording a charge against operations amounting to $359 in the three months ended October 31, 2011. We also established a protection plan whereby we agree to reimburse certain Town residents for approved costs to repair septic systems.  Our exposure under this protection plan shall not exceed $75.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) on or about May 17, 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms applicable to our small commercial container customers. On March 23, 2010, we received a Civil Investigative Subpoena (“CIS”) from the AG requesting information and documents regarding our compliance with the AOD. In the course of responding to the AG’s requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD. This error occurred during a one year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers in Vermont were affected. We terminated the use of these noncompliant contracts, and issued revised contracts to those affected customers. We had not sought to enforce the terms of any of these contracts.

We worked with the AG to resolve these technical violations of the AOD, and reached an agreement with the AG for us to pay a civil penalty in the amount of $1,000, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount was recorded in the first quarter of fiscal year 2012 and all payments to the AG have been timely made by us. A Revised Final Judgment of Consent and Order was entered on August 15, 2011 (the “Revised Order”) by the Vermont Superior Court Washington Unit, Civil Division. The Revised Order extended some of the conditions of the AOD for ten years from entry of the Revised Order, and requires us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers comply with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC contends that Pine Tree Waste, Inc., our subsidiary, has failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter has been initiated and two arbitrators chosen, but no timeline for proceeding has been determined. We will aggressively defend against this claim in arbitration and/or the courts. We believe that a loss in the range of zero to $3,195 is reasonably possible but not probable.

(b)                                 Tax Matters

During the third quarter of fiscal year 2011, we received an income tax assessment from the State of New York for the years ending April 30, 2004 through April 30, 2006 of $3,852, which includes $1,632 in interest and penalties related to the filing of combined returns in the state. Under ASC 740, we believe our position will more likely than not be successful in contesting the assessment and consequently, we have not established any reserve.

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

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%). At October 31, 2011 and April 30, 2011, we have recorded $5,182 and $5,147, respectively, related to this liability including the recognition of $34, $34, $69 and $69 of accretion expense in the three and six months ended October 31, 2011 and 2010, respectively. In September 2011, DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will, however, be paid in stocks and warrants of the “new” GM. There is at this time no way to accurately estimate when those claims will be paid or what the value of the actual recovery will be.

6.                                      NONCONTROLLING INTEREST

In September 2011, we entered into a joint venture with Altela, Inc. to form Casella-Altela Regional Environmental Services, LLC (“CARES”), a joint venture that develops, owns and operates natural gas drilling water and leachate treatment projects. As a part of the joint venture, we retained a 51% membership interest in CARES in exchange for an initial cash contribution to CARES of $1,322. Altela, Inc. made an initial contribution of equipment valued at $1,270 and retained a 49% membership interest in CARES. Income and losses are allocated to members based on membership interest percentage.

In accordance with ASC 810-10-15, we consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture. As of October 31, 2011, the noncontrolling interest associated with CARES relates solely to the initial investment in the joint venture made by Altela, Inc. as no operational activity has commenced.

7.                                      STOCK-BASED COMPENSATION

In June 2011, we granted an equal number of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees. The vesting of the performance stock units is based on the attainment of targeted annual returns on net assets in fiscal year 2014 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of October 31, 2011, the performance stock units included in the June 2011 grant could result in the issuance of up to 380 shares of Class A Common Stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2014 and the restricted stock units could result in the issuance of an aggregate of up to 253 shares of Class A Common Stock based on continued employment over the remainder of the three year service period. The performance stock units and the restricted stock units were granted at a grant date fair value of $6.06 per share.

As of October 31, 2011 there were 659 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the six months ended October 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2011	2,254	$10.89
Granted	—	$—
Exercised	—	$—
Forfeited	(397)	$11.23
Outstanding, October 31, 2011	1,857	$10.82
Exercisable, October 31, 2011	1,683	$11.54

A summary of restricted stock, restricted stock unit and performance stock unit activity for the six months ended October 31, 2011 is as follows:

	Restricted Stock / Restricted Stock Units	Performance Stock Units (1)
Outstanding, April 30, 2011	825	805
Granted	329	255
Class A Common Stock Vested	(346)	—
Forfeited	(5)	(7)
Outstanding, October 31, 2011	803	1,053

(1) Performance stock units are included at the 100% attainment level.  Attainment of maximum annual returns on net assets could result in the issuance of an additional 647 shares of Class A Common Stock.

We recorded $695, $754, $1,313, and $1,300 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock, respectively, during the three and six months ended October 31, 2011 and 2010. We also recorded $22, $25, $53, and $47 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and six months ended October 31, 2011 and 2010, respectively.

Stock-based compensation expense is included in general and administration expenses in the unaudited consolidated statement of operations. The unrecognized stock-based compensation expense at October 31, 2011 related to unvested stock options, restricted stock and restricted stock units was $2,951, to be recognized over a weighted average period of 1.72 years. Maximum unrecognized stock-based compensation expense at October 31, 2011 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $5,309, to be recognized over a weighted average period of 1.22 years. We expect to recognize $1,376 of expense related to outstanding performance stock units over the weighted average period based on our expected attainment levels at October 31, 2011.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three and six months ended October 31, 2011 and 2010 were made using the Black-Scholes valuation model. The fair values of our stock option grants and stock options related to shares issued under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the three and six months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Stock Options:
Expected life	—	4.73	—	6.53
Risk-free interest rate	—	1.38%	—	1.80%
Expected volatility	—	85.59%	—	85.59%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.10%	0.33%	0.10%	0.33%
Expected volatility	47.79%	47.45%	47.79%	47.45%

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

8.                                      EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Numerator:
(Loss) income from continuing operations before discontinued operations	$(844)	$177	$(4,551)	$(1,749)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,949	25,185	25,949	25,185
Class B common stock	988	988	988	988
Unvested restricted stock	(128)	(78)	(128)	(78)
Effect of weighted average shares outstanding during period	(50)	(37)	(148)	(114)
Weighted average number of common shares used in basic EPS	26,759	26,058	26,661	25,981
Impact of potentially dilutive securities:
Dilutive effect of restricted stock and restricted / performance stock units	—	730	—	—
Weighted average number of common shares used in diluted EPS	26,759	26,788	26,661	25,981

For the three months ended October 31, 2010, 2,529 shares of common stock related to restricted stock, restricted stock units, performance stock units and stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive. For the three and six months ended October 31, 2011 there are 3,099 shares and for the six months ended October 31, 2010 there are 4,357 shares of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options excluded from the calculation of dilutive shares since we experienced a loss from continuing operations and the inclusion of potential shares would be anti-dilutive.

9.                                      COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying unaudited consolidated balance sheets consists of changes in the fair value of our interest rate derivatives and commodity hedge agreements, marketable securities as well as our portion of the changes in the fair value of US GreenFiber LLC’s (“GreenFiber”) commodity hedge agreements.

Comprehensive loss for the three and six months ended October 31, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(765)	$(1,154)	$(3,826)	$(4,056)
Other comprehensive (loss) income	(424)	78	(543)	441
Comprehensive loss	$(1,189)	$(1,076)	$(4,369)	$(3,615)

The components of other comprehensive (loss) income for the three and six months ended October 31, 2011 and 2010 are shown as follows:

	Three Months Ended October 31,
	2011			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(5)	$—	$(5)	$(14)	$—	$(14)
Change in fair value of interest rate and commodity hedges during the period	(58)	—	(58)	(56)	(148)	92
Reclassification to earnings for commodity hedge contracts during the period	(361)	—	(361)	(65)	(65)	—
	$(424)	$—	$(424)	$(135)	$(213)	$78

	Six Months Ended October 31,
	2011			2010
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(11)	$—	$(11)	$(20)	$—	$(20)
Change in fair value of interest rate and commodity hedges during the period	283	(99)	382	126	(580)	706
Reclassification to earnings for commodity hedge contracts during the period	(815)	99	(914)	(150)	95	(245)
	$(543)	$—	$(543)	$(44)	$(485)	$441

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the quarter ended October 31, 2011, we entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013. The forecasted transaction will be used to redeem our outstanding $180,000 11% senior second lien notes due July 15, 2014 (the “Second Lien Notes”). The forecasted transaction is expected to occur between July 15, 2012 and October 31, 2012 as the Second Lien Notes become callable on July 15, 2012. The total notional amount of these agreements is $150,000 and require us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016, which is when our amended and restated senior secured credit facility (the “2011 Revolver”) becomes due.

For each interest rate derivative deemed to be an effective cash flow hedge, the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive (loss) income and included in earnings later, at the same time as earnings are effected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense of the underlying debt.

If the interest rate derivatives become ineffective due to the inability to complete the forecasted transaction under the expected terms, the ineffective portion will be included in earnings in the period it was deemed to be ineffective.

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We evaluate the hedges and ensure that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance. Designated as effective cash flow hedges, the changes in the fair value of these derivatives are recognized in other comprehensive income (loss) until the hedged item is settled and recognized as part of commodity revenue.

If the price per short ton of the underlying commodity, as reported on the Official Board Market, is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional tons) from the respective counter-party. If the price of the commodity exceeds the contract price per short ton, we pay the calculated difference to the counter-party.

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. We are not party to any commodity hedge contracts at October 31, 2011.

We recognize all derivatives on the balance sheet at fair value.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments. Our derivative instruments at October 31, 2011 consist of two forward starting interest rate derivatives. We use interest rate derivatives to hedge against adverse movements in interest rates. The fair value of our interest rate derivatives is based primarily on the LIBOR index.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or a liability.

As of October 31, 2011, our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at October 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$403	$—	$—
Liabilities:
Interest rate derivatives	—	13	—
Total	$403	$13	$—

During the six months ended October 31, 2011 and 2010 there were no nonrecurring fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to initial measurement.

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables. The carrying values of these financial instruments approximate their respective fair values. At October 31, 2011, the fair value of our fixed rate debt including the Second Lien Notes and the senior subordinated notes due February 15, 2019 (the “2019 Notes”) was approximately $381,317 and the carrying value was $376,932. At October 31, 2011, the fair value of the 2011 Revolver approximates its carrying value of $58,200.

11.          DEVELOPMENT PROJECT CHARGE

In the three months ended October 31, 2011, we recorded a charge of $131 for deferred costs associated with certain development projects no longer deemed viable.

12.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale:

In the first quarter of fiscal year 2011, we completed the sale of certain assets in Southeastern Massachusetts and recorded a gain on sale of assets of $3,502. Total consideration amounted to $7,750 with cash proceeds of $7,533.

Discontinued operations:

On January 23, 2011, we entered into a purchase and sale agreement and related agreements to sell non-integrated recycling assets and select intellectual property assets to a new company (the “Purchaser”) formed by Pegasus Capital Advisors, L.P. and Intersection LLC for $130,400 in gross proceeds. Pursuant to these agreements, we divested non-integrated recycling assets located outside our core operating regions of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 Material Recovery Facilities (“MRFs”), one transfer station and certain related intellectual property assets. Following the transaction, we retained four integrated MRFs located in our core operating regions. As a part of the disposition, we also entered into a ten-year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

We completed the transaction on March 1, 2011 for $134,195 in gross cash proceeds. This included an estimated $3,795 working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. The final working capital adjustment, along with additional legal expenses related to the transaction, of $646 was recorded to gain (loss) on disposal of discontinued operations, net of income taxes in the first quarter of fiscal year 2012.

In the three months ended October 31, 2011, we recorded an additional working capital adjustment of $79 to gain (loss) on disposal of discontinued operations, net of income taxes, which related to our subsequent collection of receivable balances that were released to us for collection by the Purchaser.

During the third quarter of fiscal year 2011, we also completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840.

The operating results of these operations, which relate only to prior fiscal year periods, have been reclassified from continuing to discontinued operations in the accompanying unaudited consolidated financial statements. Revenues and loss before income tax provision attributable to discontinued operations for the three and six months ended October 31, 2010 were $18,114, ($767), $35,693, and ($1,692), respectively.

We allocate interest expense to discontinued operations. We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

13.          RELATED PARTY TRANSACTION

In connection with the sale of non-integrated recycling assets and select intellectual property assets discussed in Note 12, Jim Bohlig ceased serving as an officer and director of ours. Following the termination of his employment, Mr. Bohlig agreed to surrender to us, as payment against his outstanding loan with us, stock awards that vested in connection with his resignation and the discretionary bonus that was awarded to him in June 2011. Such amounts, net of income taxes withheld, totaling $583, were applied against his loan with us in the six months ended October 31, 2011. As of October 31, 2011, an aggregate of $577 in principal and interest was outstanding under this loan.

14.          SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services, primarily in the northeastern United States. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. During fiscal year 2011, we consolidated the Central and Western regions into a single segment as the

Western region. Furthermore, the four remaining MRFs that were previously included in the FCR Recycling operating segment, along with the two MRFs from the Central region and our commodity brokerage operations, were brought together to form the newly created Recycling operating segment. Therefore, segment data for the three and six months ended October 31, 2010 has been revised to reflect these changes in our segment classifications. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Three Months Ended October 31, 2011

	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$45,190	$9,543	$6,069	$672	$216,113
Western	59,536	19,851	7,582	9,473	351,058
Recycling	13,819	(59)	932	2,096	58,319
Other	11,321	614	478	(615)	72,450
Eliminations	—	(29,949)	—	—	—
Total	$129,866	$—	$15,061	$11,626	$697,940

Three Months Ended October 31, 2010

	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,074	$9,502	$6,122	$(72)	$225,440
Western	57,949	17,635	7,880	12,075	339,656
Recycling	10,377	(90)	877	894	38,895
Other	11,495	698	741	(631)	148,234
Eliminations	—	(27,745)	—	—	—
Total	$122,895	$—	$15,620	$12,266	$752,225

Six Months Ended October 31, 2011

	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$89,950	$19,293	$12,029	$887	$216,113
Western	116,408	39,121	14,730	18,821	351,058
Recycling	26,723	(104)	1,861	4,344	58,319
Other	23,978	1,076	947	(2,169)	72,450
Eliminations	—	(59,386)	—	—	—
Total	$257,059	$—	$29,567	$21,883	$697,940

Six Months Ended October 31, 2010

	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$87,640	$19,685	$12,252	$2,339	$225,440
Western	113,379	35,500	15,707	22,346	339,656
Recycling	20,951	(113)	1,759	1,602	38,895
Other	22,917	1,357	1,485	(1,366)	148,234
Eliminations	—	(56,429)	—	—	—
Total	$244,887	$—	$31,203	$24,921	$752,225

(1) Inter-segment revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Three and Six Month Ended October 31,
	2011	2010	2011	2010
Collection	$54,764	$52,058	$108,390	$104,560
Disposal	31,104	31,075	60,422	60,630
Power generation	6,340	6,273	12,237	11,986
Processing and organics	13,992	12,972	28,730	26,220
Solid waste operations	106,200	102,378	209,779	203,396
Major accounts	9,847	10,140	20,557	20,540
Recycling	13,819	10,377	26,723	20,951
Total revenues	$129,866	$122,895	$257,059	$244,887

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for the three and six months ended October 31, 2010 have been revised to conform to this presentation.

15.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

Effective August 1, 2000, we entered into a joint venture agreement with Louisiana-Pacific Corporation to combine our respective cellulose insulation businesses into a single operating entity, GreenFiber. In the first quarter of fiscal year 2012, we made an additional investment of $500 in GreenFiber with no effect on our total common stock ownership interest of 50%. Our investment in GreenFiber amounted to $19,344 and $23,137 at October 31, 2011 and April 30, 2011, respectively. We account for our 50% ownership in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty of up to $1,500 in support of GreenFiber’s amended and restated loan and security agreement in order to induce the lender to enter into a waiver and amend the agreement. In August 2011, we were required to increase the guaranty to up to $3,400 in order to again induce the lender to enter into a waiver and amend the agreement. The guaranty can be drawn on upon an event of default and remained in place through the term of GreenFiber’s amended and restated loan and security agreement. As of October 31, 2011, we have recorded a $168 liability as the fair value of the guaranty.

On December 1, 2011, GreenFiber finalized amendment no. 2 to their modified and restated loan and security agreement. Upon closing, we made an additional investment of $3,000 in GreenFiber and reduced our guaranty associated with the facility to $2,200. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of their modified and restated loan and security agreement. Our ownership interest in GreenFiber remains unchanged at 50%.

Summarized financial information for GreenFiber is as follows:

	October 31, 2011	April 30, 2011
Current assets	$19,692	$20,077
Noncurrent assets	$47,954	$49,618
Current liabilities	$14,165	$10,756
Noncurrent liabilities	$14,519	$12,863

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Revenue	$21,841	$20,581	$37,856	$38,018
Gross profit	$2,564	$3,793	$3,515	$5,578
Net loss	$(3,049)	$(1,012)	$(7,564)	$(5,276)

During the three months ended October 31, 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a MRF located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. As a part of the joint venture, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $285. FCR made an initial cash contribution of $285 as well, and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. We account for our 50% membership interest in Tompkins using the equity method of accounting.

In the first quarter of fiscal year 2012, we entered into a renewable energy project operating agreement with AGreen Energy LLC (“AGreen”). As a part of the agreement, we will provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. We made an initial investment of $150 in AGreen giving us a 5.1% interest as of October 31, 2011. We account for this investment under the cost method of accounting.

We also have a 6.4% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. In October 2011 our common share interest in RecycleRewards was reduced from 8.2% to the current 6.4% due to an equity offering RecycleRewards made to a third party investor. Our investment in these interests amounted to $15,275 and $15,124 at October 31, 2011 and April 30, 2011, respectively. We account for these investments under the cost method of accounting.

16.          SUBSIDIARY GUARANTORS

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

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including:

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

In addition, any statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate as well as management’s beliefs and assumptions, and should be read in conjunction with our unaudited consolidated financial statements and unaudited notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in forward-looking statements.

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

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling, and organics services. We operate in six states— Vermont, New Hampshire, New York, Massachusetts, Maine, and Pennsylvania.

As of November 15, 2011, we owned and/or operated 31 solid waste collection operations, 29 transfer stations, 17 recycling facilities, nine Subtitle D landfills, three landfill gas to energy facilities, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility. We also hold a 50% interest in US GreenFiber LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber, and a 50% interest in Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates the Tompkins, NY Material Recovery Facility and processes and sells commodities delivered to the facility.

In addition, we hold a 51% interest in Casella Altela Regional Environmental Services, LLC (“CARES”), a joint venture that develops, owns and operates natural gas drilling water and leachate treatment projects. CARES business is conducted through a joint venture with Altela, Inc. We consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture. As of October 31, 2011, the noncontrolling interest associated with CARES relates solely to the initial investment by Altela, Inc. in the joint venture as no operational activity has commenced.

In the first quarter of fiscal year 2012, we entered into a renewable energy project operating agreement with AGreen Energy LLC. (“AGreen”). As a part of the agreement, we will provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. We made an initial investment of $0.2 million in AGreen giving us a 5.1% interest as of October 31, 2011.

We also hold a 6.4% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. In October 2011 our common share interest in RecycleRewards was reduced from 8.2% to the current 6.4% due to an equity offering RecycleRewards made to a third party investor.

Acquisitions and Divestitures

During the six months ended October 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction. The transactions were in exchange for total consideration of $0.7 million, including $0.7 million in cash and holdbacks to sellers. During the six months ended October 31, 2010, there were no business acquisitions.

Results of Operations

The following table summarizes our revenues and cost and expenses from continuing operations for the three and six months ended October 31, 2011 and 2010 (in millions):

	Three Months Ended October 31,				Six Months Ended October 31,
	2011	% of Revenue	2010	% of Revenue	2011	% of Revenue	2010	% of Revenue

Revenues	$129.9	100.0%	$122.9	100.0%	$257.1	100.0%	$244.9	100.0%

Operating expenses:
Cost of operations	86.6	66.7%	79.3	64.5%	171.9	66.9%	160.7	65.6%
General and administration	16.1	12.4%	15.7	12.8%	32.3	12.5%	31.6	12.9%
Depreciation and amortization	15.1	11.6%	15.6	12.7%	29.6	11.5%	31.2	12.7%
Legal settlement	0.4	0.3%	—	0.0%	1.4	0.5%	—	0.0%
Development project charge	0.1	0.1%	—	0.0%	0.1	0.1%	—	0.0%
Gain on sale of assets	—	0.0%	—	0.0%	—	0.0%	(3.5)	-1.4%
Operating income	11.6	8.9%	12.3	10.0%	21.8	8.5%	24.9	10.2%
Other expense/(income), net:
Interest expense, net	11.2	8.6%	11.6	9.4%	22.4	8.7%	23.4	9.6%
Loss from equity method investment	1.5	1.1%	0.5	0.4%	3.8	1.5%	2.6	1.1%
Other income	(0.4)	-0.3%	(0.3)	-0.2%	(0.5)	-0.2%	(0.5)	-0.2%
Provision for income taxes	0.1	0.1%	0.3	0.2%	0.7	0.3%	1.1	0.4%
(Loss) income from continuing operations	$(0.8)	-0.6%	$0.2	0.2%	$(4.6)	-1.8%	$(1.7)	-0.7%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, waste-to-energy, transfer, organics and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity under a contract at our waste-to-energy facility and at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. Revenues from our Other segment are made up of ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended October 31,				Six Months Ended October 31,
	2011		2010		2011		2010
Collection	$54.8	42.2%	$52.1	42.4%	$108.4	42.2%	$104.6	42.7%
Disposal	31.1	23.9%	31.1	25.3%	60.4	23.5%	60.6	24.7%
Power generation	6.3	4.9%	6.3	5.1%	12.3	4.7%	12.0	4.9%
Processing and organics	14.0	10.8%	13.0	10.6%	28.7	11.2%	26.2	10.7%
Solid waste operations	106.2	81.8%	102.5	83.4%	209.8	81.6%	203.4	83.0%
Major accounts	9.9	7.6%	10.0	8.1%	20.6	8.0%	20.5	8.4%
Recycling	13.8	10.6%	10.4	8.5%	26.7	10.4%	21.0	8.6%
Total revenues	$129.9	100.0%	$122.9	100.0%	$257.1	100.0%	$244.9	100.0%

Our revenues increased $7.0 million, or 5.7%, and $12.2 million, or 5.0%, when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. The changes in our revenues during the three and six months ended October 31, 2011 are due to the following:

•      Solid waste revenues.  Solid waste revenues increased $3.7 million and $6.4 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. Solid waste revenues for the three months ended October 31, 2011 increased by 3.6% from the comparable prior fiscal year period, with $0.6 million of the dollar change coming from collection volume increases, $1.8 million from improved collection pricing, $1.6 million from pricing and volume increases resulting in higher processing and organics operations revenues and transfer station and transportation revenues within disposal operations, $1.3 million from improved commodity prices, $1.3 million related to acquisitions, and $0.1 million from improved pricing related to power generation operations. These increases were partially offset by $2.2 million from volume declines at landfills within disposal operations, $0.3 million from unfavorable pricing at landfills within disposal operations, $0.3 million from commodity volume declines, and $0.2 million from volume declines related to power generation operations.

Solid waste revenues for the six months ended October 31, 2011 increased by 3.1% from the comparable prior fiscal year period, with $0.5 million of the dollar change coming from collection volume increases, $3.0 million from improved collection pricing, $3.8 million from pricing and volume increases resulting in higher processing and organics operations revenues and transfer station and transportation revenues within disposal operations,  $2.0 million from improved commodity prices and volumes, $2.5 million related to acquisitions, and $0.2 million from improved pricing related to power generation operations. These increases were partially offset by $3.9 million from volume declines at landfills within disposal operations, $0.1 million from unfavorable pricing at landfills within disposal operations, $1.3 million related to a divestiture, and $0.3 million from volume declines related to power generation operations.

•      Major accounts revenues.  Major accounts revenues decreased $0.1 million when comparing the three months ended October 31, 2011 to the comparable prior fiscal year period due primarily to lower volumes. Major accounts revenues increased $0.1 million when comparing the six months ended October 31, 2011 to the comparable prior fiscal year period due primarily to improved pricing.

•                  Recycling revenues.  Recycling revenues increased $3.4 million and $5.7 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods driven by improved commodity prices of $3.7 million and $7.3 million in the three and six months ended October 31, 2011 partially offset by volume decreases of $0.3 million and $1.6 million, respectively.

Operating Expenses

Cost of Operations

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

Our cost of operations expense increased $7.3 million, or 9.2%, and $11.2 million, or 7.0%, when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. The changes in our cost of operations during the three and six months ended October 31, 2011 can largely be attributed to the following:

•                  Increased volumes.  Increased variable costs associated with higher volumes in our collection, transportation and transfer station operations for both the three and six months ended October 31, 2011.

•                  Increased costs of purchased materials.  Increased direct costs related to purchased materials associated with higher recycling commodity prices in the marketplace for both the three and six months ended October 31, 2011.

•                  Fuel costs.  Increased fuel costs in the three and six months ended October 31, 2011, which affect our direct hauling and operational costs. Average fuel prices are down slightly in the three months ended October 31, 2011 when compared to the first quarter of fiscal year 2012, but remain significantly higher than the comparable prior fiscal year periods.

•                  Higher leachate treatment costs. Leachate treatment costs are up in the three and six months ended October 31, 2011 due to higher rainfall amounts at our landfills.

•                  Vehicle maintenance costs.  In the three and six months ended October 31, 2011, vehicle maintenance costs increased $0.5 million and $0.6 million, respectively, due to fleet maintenance.

General and Administrative

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administrative expense increased $0.4 million, or 2.5%, and $0.7 million, or 2.2%, when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. In the three and six months ended October 31, 2011, general and administration expenses decreased as a percentage of revenues when compared to the comparable prior fiscal year periods from 12.8% to 12.4% and from 12.9% to 12.5%. The changes in our general and administrative expense during the three and six months ended October 31, 2011 can largely be attributed to the following:

•                  Bad debt expense.  For the three and six months ended October 31, 2011, bad debt expense increased $0.5 million and $0.3 million, respectively, due to changes in our estimated allowance for doubtful accounts, which is determined based on our collection experience and trends, our credit policy, and a review of our accounts receivable by aging category.

•                  Legal and consulting costs.  In the three months ended October 31, 2011, legal costs decreased $0.3 million, offsetting the increase in the first quarter of fiscal year 2012, resulting in the fiscal year 2012 year-to-date costs remaining consistent with the comparable prior fiscal year period. Consulting costs increased $0.2 million in the three months ended October 31, 2011, resulting in a $0.4 million increase in the year to date costs.

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

•                  Our depreciation and amortization expense decreased $0.5 million, or 3.2%, and $1.6 million, or 5.1%, when comparing the three and six months ended October 31, 2011 to the prior fiscal year periods. In the three and six months ended October 31, 2011, depreciation and amortization expenses decreased as a percentage of revenues when compared to the prior fiscal year periods from 12.7% to 11.6% and from 12.7% to 11.5%. The changes in our depreciation and amortization expense during the three and six months ended October 31, 2011 can largely be attributed to a decrease in landfill amortization expense. In the three and six months ended October 31, 2011, landfill amortization expense decreased by $0.9 million and $2.0 million, respectively, due to volume declines at our landfills in both periods. This is offset by increased depreciation expense related to property, plant and equipment in the three and six months ended October 31, 2011.

Legal Settlement

In the three and six months ended October 31, 2011, our legal settlement expense increased $0.4 million and $1.4 million when compared to the comparable prior fiscal year periods. In the three months ended October 31, 2011, we reached a settlement with the Town of Seneca for $0.4 million. In the first quarter of fiscal year 2012, we reached a legal settlement with the Vermont Attorney General’s Office for $1.0 million. See Note 5, Contingencies, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

Gain on Sale of Assets

In the six months ended October 31, 2011, our gain on sale of assets decreased $3.5 million when compared to the comparable prior fiscal year period. In the first quarter of fiscal year 2011, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station. Total consideration for this sale amounted to $7.8 million with cash proceeds of $7.5 million. We recorded a gain on this sale of assets of $3.5 million.

Development Project Charge

In the three months ended October 31, 2011, we recorded a charge of $0.1 million for deferred costs associated with certain development projects no longer deemed viable.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $0.4 million, or 3.4%, and $1.0 million, or 4.3%, when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. In the three and six months ended October 31, 2011, interest expense, net decreased as a percentage of revenues when compared to the comparable prior fiscal year periods from 9.4% to 8.6% and from 9.6% to 8.7%. The changes in our interest expense, net during the three and six months ended October 31, 2011 can largely be attributed to the following:

•                  Lower interest rates.  The average interest rate on our variable rate debt decreased in the three and six months ended October 31, 2011 compared to comparable prior fiscal year periods.  We also experienced lower interest rates related to the refinancing of our amended and restated senior secured credit facility (the “2011 Revolver”) in March 2011 and the offering of our 7.75% senior subordinated notes due 2019 (the “2019 Notes”) in February 2011.

•                  Higher debt levels.  Interest expense reductions related to lower interest rates in the three and six months ended October 31, 2011 were partially offset by increased interest expense associated with higher average debt balances in the current fiscal year periods.

Loss from Equity Method Investments

Our loss from equity method investments increased $1.0 million and $1.2 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. Our equity method investments consist of the following investments:

•      GreenFiber.  We hold a 50% interest in GreenFiber, a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber. GreenFiber’s business is conducted through a 50/50 joint venture with Louisiana-Pacific Corporation, and accordingly, we recognize half of the joint venture’s net income (loss) under the equity method in our results of operations. GreenFiber, who is one of the largest producers of cellulose insulation in North America, continues to be negatively affected by the current housing market and the impact it has had on new home construction. Our portion of GreenFiber’s reported losses increased $1.0 million and $1.2 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods.

•      Tompkins County. In the three months ended October 31, 2011, we finalized the terms of a joint venture agreement with FCR, LLC. to form Tompkins, a joint venture that operates the Tompkins MRF and processes and sells commodities delivered to the Tompkins MRF. As a part of the joint venture, we retained a 50% membership interest in Tompkins. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our portion of the reported income from Tompkins for the three and six months ended October 31, 2011 was immaterial.

Provision for Income Taxes

Our provision for income taxes decreased $0.2 million and $0.4 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. The effective tax rate changed to (8.6)% for the three months ended October 31, 2011 from 61.4% for the three months ended October 31, 2010. The effective tax rate changed to (19.0)% for the six months ended October 31, 2011 from (153.8)% for the six months ended October 31, 2010. The provision for income taxes for the six months ended October 31, 2011 includes $0.5 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.2 million in current tax provision. The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year, the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes and the allocation of income taxes to discontinued operations.

Discontinued Operations

Loss from Discontinued Operations, net

Our loss from discontinued operations decreased $0.8 million and $1.7 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. Discontinued operations in the three and six months ended October 31, 2010 were the result of two separate transactions in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business.

Gain (Loss) on Disposal of Discontinued Operations, net

Our gain (loss) on disposal of discontinued operations increased $0.7 million and $1.3 million when comparing the three and six months ended October 31, 2011 to the comparable prior fiscal year periods. The $0.1 million gain on disposal of discontinued operations (net of tax) recorded in the three months ended October 31, 2011 is due to an additional working capital adjustment, which related to our subsequent collection of receivable balances that were released to us for collection by the company formed by Pegasus Capital Advisors, L.P. and Intersection LLC as a part of the divestiture. The $0.7 million gain on disposal of discontinued operations (net of tax) recorded in the six months ended October 31, 2011 is due to this working capital adjustment as well as the working capital adjustment and other legal expenses related to the sale of non-integrated recycling assets and select intellectual property assets that were recorded in the first quarter of fiscal year 2012.

Segment Reporting

Segment revenues and operating income (loss) for the three and six months ended October 31, 2011 are as follows (in millions):

	Three Months Ended October 31,
	2011	2010	2011	2010
	Revenues		Operating Income (Loss)
Eastern	$45.2	$43.1	$0.7	$(0.1)
Western	59.5	57.9	9.5	12.1
Recycling	13.8	10.4	2.1	0.9
Other	11.4	11.5	(0.7)	(0.6)
Total	$129.9	$122.9	$11.6	$12.3

	Six Months Ended October 31,
	2011	2010	2011	2010
	Revenues		Operating Income (Loss)
Eastern	$90.0	$87.6	$0.9	$2.3
Western	116.4	113.4	18.8	22.3
Recycling	26.7	21.0	4.3	1.6
Other	24.0	22.9	(2.1)	(1.3)
Total	$257.1	$244.9	$21.9	$24.9

Eastern Region

The Eastern region experienced revenue growth for the three and six months ended October 31, 2011 compared to the comparable prior fiscal year periods, increasing by $2.1 million, or 4.9%, and $2.4 million, or 2.7%. Revenue growth for the three months ended October 31, 2011 was driven largely by improved pricing, favorable commodity prices, and increased volumes within collection, disposal, and processing and organics operations. This growth was offset by decreased commodity volumes and decreased volumes within power generation operations.

When compared to the comparable prior fiscal year period, revenue growth for the six months ended October 31, 2011 was consistent with the three months ended October 31, 2011 with improved pricing, favorable commodity prices, and increased volumes within collection, disposal and processing and recycling operations. Within disposal operations, however, landfill volumes for the six months ended October 31, 2011 were down. Other offsets to revenue growth were associated with decreased commodity volumes related to organics and decreased volumes within power generation operations. Additionally, for the six months ended October 31, 2011 revenue growth was offset by a divestiture in the collection and disposal segments.

Eastern region operating income for the three and six months ended October 31, 2011 increased $0.8 million and decreased $1.4 million, respectively, compared to the comparable prior fiscal year periods. Operating income increased in the three months ended October 31, 2011 due to favorable revenue growth and reduced operating expenses associated with incentive compensation, legal expenses, and landfill amortization. These reduced operating expenses were offset by increased operating expenses associated with hauling, fuel, and vehicle maintenance costs along with increased depreciation and bad debt expense.

Operating income decreased in the six months ended October 31, 2011 primarily due to the gain on sale of assets of $3.5 million recorded in the comparable prior fiscal year period, increased hauling and fuel costs, along with increased depreciation and bad debt expense, offset partially by increased revenues and reductions of facility, incentive compensation, and legal costs along with decreased landfill amortization.

Western Region

Western region revenues for the three and six months ended October 31, 2011 increased $1.6 million, or 2.8%, and $3.0 million, or 2.6%, compared to the comparable prior fiscal year periods. Revenue growth for the three months ended October 31, 2011 was driven largely by improved pricing in all operations except for landfills within disposal operations, increased volumes resulting in higher collection operations revenues, processing operations revenues, and transfer station and transportation revenues within disposal operations, favorable commodity prices and acquisitions. This growth was offset by decreased commodity volumes, as well as pricing and volume reductions related to landfills.

When compared to the comparable prior fiscal year period, revenue growth for the six months ended October 31, 2011 was consistent with the three months ended October 31, 2011, with improved pricing in all operations except for landfills within disposal operations, increased volumes resulting in higher processing and organics operations revenues and transfer station and transportation revenues within disposal operations, favorable commodity prices and acquisitions, offset by unfavorable pricing and volume reductions related to landfills and unfavorable volumes related to collection operations. Additionally, for the six months ended October 31, 2011 revenue increased due to higher commodity volumes.

Western region operating income for the three and six months ended October 31, 2011 decreased by $2.6 million and $3.5 million compared to the comparable prior fiscal year periods. The reduction of operating income for the three months ended October 31, 2011 is primarily due to increased operating expenses related to hauling, labor, fuel, facility, vehicle maintenance, leachate treatment, and other landfill costs, along with increased bad debt expense and depreciation expense. These increased operating expenses were offset by favorable revenue growth, decreased incentive compensation costs and landfill amortization.

Operating income decreased in the six months ended October 31, 2011 primarily due to increased hauling, labor, fuel, facility, vehicle maintenance, leachate treatment, and other landfill costs, along with increased depreciation expense, offset by increased revenue growth, decreased incentive compensation and landfill amortization.

Recycling Region

Recycling revenues for the three and six months ended October 31, 2011 increased $3.4 million, or 32.7%, and $5.7 million, or 27.1%, compared to the comparable prior fiscal year periods due largely to favorable commodity price increases partially offset by lower commodity volumes.

Recycling operating income for the three and six months ended October 31, 2011 increased by $1.2 million and $2.7 million compared to the comparable prior fiscal year periods due primarily to increased revenues associated with improved commodity prices. Revenue growth for the three and six months ended October 31, 2011 was offset by higher recycled material costs and increased operating expenses related to vehicle maintenance and facility costs.

Other Region

Other revenues and operating income, primarily from major customer accounts, for the three months ended October 31, 2011 remained consistent compared to the comparable prior fiscal year period decreasing by $0.1 million. Other revenues for the six months ended October 31, 2011 increased $1.1 million, or 4.8%, and operating income decreased $0.8 million compared to the comparable prior fiscal year period due primarily to favorable revenue growth related to improved transportation volumes, more than offset by increased operating expenses associated with other personnel costs, legal and consulting expenses, and legal settlements.

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

We had a net working capital deficit of $22.4 million at October 31, 2011 compared to a deficit of $13.3 million at April 30, 2011. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $9.1 million decrease in net working capital related largely to a $9.3 million increase in accounts payable, a $2.2 million increase in other accrued liabilities, a $2.9 million increase in current accrued capping, closure and post-closure costs, and a $2.7 million decrease in the current portion of deferred income taxes, offset partially by a $2.1 million increase in accounts receivable, net, a $1.3 million increase in refundable income taxes, and a $3.8 million decrease in income taxes payable.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility.  The 2011 Revolver is a $227.5 million revolving credit and letter of credit facility due March 18, 2016. If we fail to refinance the senior second lien notes (the “Second Lien Notes”) by March 1, 2014, the maturity date for the 2011 Revolver shall be March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182.5 million, subject to certain conditions set forth in the 2011 Revolver agreement. The 2011 Revolver is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

As of October 31, 2011, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended October 31, 2011	Covenant Requirements at October 31, 2011
Total funded debt / Bank-defined cash flow metric (1)	4.60	4.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.65	3.00 Max.
Interest coverage	2.43	2.00 Min.

(1)   Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, October 31, 2011.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended October 31, 2011
Net cash provided by operating activities	$54.4

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(1.5)
Gain on sale of equipment and assets	0.9
Stock based compensation, net of excess tax benefit on exercise of options	(1.4)
Environmental remediation charge	(0.5)
Asset impairment charge	(3.7)
Bargain purchase gain	3.0
Interest expense plus amortization of premium on 9.75% senior subordinated notes less discount on senior secured term B loan and Second Lien Notes	44.3
Loss on debt refinancing	(7.4)
Benefit for income taxes, net of deferred taxes	(0.8)
Adjustments as allowed by Senior Secured Credit Facility Agreement	15.3

Bank - defined cash flow metric	$102.6

In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.

Further advances were available under the 2011 Revolver in the amount of $118.2 million as of October 31, 2011. The available amount is net of outstanding irrevocable letters of credit totaling $51.1 million as of October 31, 2011, at which date no amount had been drawn.

Second Lien Notes.  As of October 31, 2011, we had $180.0 million aggregate principal amount of 11% Second Lien Notes outstanding. The Second Lien Notes will mature on July 15, 2014, and interest will accrue at the rate of 11% per annum. Interest is payable semiannually in arrears on January 15, and July 15 of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

Although the Second Lien Notes do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2011, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs.

2019 Notes.  As of October 31, 2011, we had outstanding $200.0 million of the 2019 Notes. The 2019 Notes will mature on February 15, 2019, and interest will accrue at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2011, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

Maine Bonds.  On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and are enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine; and the issuance of the Bonds. As of October 31, 2011, we had outstanding $25.0 million of the Bonds.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the three months ended October 31, 2011 and 2010, respectively (in millions):

	Six Months Ended
	October 31,
	2011	2010
Net cash provided by operating activities	$41.5	$34.2
Net cash used in investing activites	$(39.8)	$(24.9)
Net cash provided by (used in) financing activities	$0.2	$(7.1)

Net cash provided by operating activities. Cash flows provided by operating activities increased by $7.3 million to $41.5 million for the six months ended October 31, 2011 from $34.2 million for the six months ended October 31, 2010. The most significant items affecting the change in our operating cash flows for the six months ended October 31, 2011 and 2010 are summarized below:

•                  Loss from continuing operations. Our loss from continuing operations increased $2.8 million to ($4.6) million for the six months ended October 31, 2011 from ($1.7) million for the six months ended October 31, 2010. During the six months ended October 31, 2010, we incurred a $3.5 million non-cash gain on sale of assets, which directly improved the results from continuing operations for that period and largely makes up the unfavorable change in loss from continuing operations period over period.

•                  Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was favorably impacted $4.4 million in the six months ended October 31, 2011 by changes in our assets and liabilities. This change is driven by favorable impacts related to our accounts payable, which is effected by both cost changes and timing of payments. This favorable change was offset by unfavorable impacts related to accounts receivable, which is affected by both revenue changes and timing of payments received, prepaid expenses, inventories and other assets, which is effected primarily by the timing of payments, expense recognition, as well as cost changes, and accrued expenses and other liabilities, which is effected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the six months ended October 31, 2010, when our cash flow from operations was unfavorably impacted $2.6 million by changes in our assets and liabilities. The favorable $7.0 million change is due primarily to the favorable $6.0 million impact associated with the change in accounts payable.

Net cash used in investing activities.  Net cash used in investing activities was $39.8 million in the six months ended October 31, 2011 compared to $24.9 million in the six months ended October 31, 2010. The most significant items affecting the change in our investing cash flows for the six months ended October 31, 2011 and 2010 are summarized below:

•                  Capital expenditures. Higher capital expenditures of $5.2 million in the six months ended October 31, 2011 related to recycling facility upgrades, a landfill gas to energy project and fleet replacement.

•                  Payments on landfill operating lease contracts. Higher payments of $1.1 million for landfill operating lease contracts in the six months ended October 31, 2011 due to the timing of payments.

•                  Investments in unconsolidated entities. Cash payments of $0.9 million in the six months ended October 31, 2011 related to our initial investments totaling $0.4 million in Tompkins and AGreen and our additional $0.5 million investment in GreenFiber.

•                  Proceeds from the sale of assets. A decrease of $7.5 million in cash proceeds related to the sale of certain assets in Southeastern Massachusetts in the six months ended October 31, 2011.

•                  Acquisitions, net of cash acquired. During the six months ended October 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $0.7 million, including $0.7 million in cash and holdbacks to sellers. During the six months ended October 31, 2010, there were no business acquisitions.

Net cash provided by (used in) financing activities. Net cash provided by (used) in financing activities was $0.2 million for the six months ended October 31, 2011 compared to ($7.1) million in the six months ended October 31, 2010. The most significant items affecting the change in our financing cash flows for the six months ended October 31, 2011 and 2010 are summarized below:

•                  Increased debt borrowings. Increased debt borrowings of $5.2 million together with decreased payments of $1.8 million in the six months ended October 31, 2011.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the quarter ended October 31, 2011, we entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013. The forecasted transaction will be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014. The forecasted transaction is expected to occur between July 15, 2012 and October 31, 2012 as the Second Lien Notes become callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature in March of 2016, which is when the 2011 Revolver becomes due.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of October 31, 2011, we were not party to any commodity hedging agreements that we entered into to minimize our commodity exposure. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We have implemented a fuel surcharge program, which is designed to recover escalating fuel price fluctuations above an expected floor. We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indentures governing the Second Lien Notes and the 2019 Notes, no beneficial holder of the Second Lien Notes and/or 2019 Notes is permitted to knowingly acquire Second Lien Notes and/or 2019 Notes if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of Second Lien Notes and 2019 Notes or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We have agreed that, for so long as any of the Second Lien Notes remain outstanding, we will furnish to the holders of the Second Lien Notes, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of October 31, 2011, that dollar amount was $43.8 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $83.2 million of long-term debt at October 31, 2011. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.1% at October 31, 2011. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013. The forecasted transaction will be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014. The forecasted transaction is expected to occur between July 15, 2012 and October 31, 2012 as the Second Lien Notes become callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the LIBOR index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016, which is when the 2011 Revolver becomes due.

Commodity price volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”) and old newsprint (“ONP”), plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of October 31, 2011, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% in the quarter ended October 31, 2011, management’s estimate of the impact on our operating income for such quarter is between $0.1 million and $0.2 million. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)            Evaluation of disclosure controls and procedures.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2011, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)            Changes in internal controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NCES and the Town of Bethlehem (the “Town”) have been in prolonged zoning litigation over NCES’s expansion of the landfill. Currently, there are two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001, and a zoning enforcement action initiated by the Town on February 2, 2009. In the declaratory judgment action, the New Hampshire Supreme Court ruled that NCES has all necessary local approvals to expand its landfill within a 51-acre area, but remanded to the New Hampshire Superior Court issues related to the validity of the Town’s zoning ordinance as it relates to a proposed landfill expansion outside that 51-acre area. In the enforcement action, the Town has requested an injunction requiring NCES to remove a leachate force main, a landfill gas line, storm water drainage lines, catch basins and outfalls, a landfill liner anchor trench, and storm water detention ponds that are located outside the 51-acre area. It has also sought a civil penalty of two hundred seventy five dollars per day from the date of filing, plus costs and attorneys’ fees. NCES and the Town filed cross-motions for summary judgment on the validity of the ordinance the Town is attempting to enforce, and the court denied both motions in October 2009. On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action. The trial of the consolidated actions has been set for March 2012. At the court’s direction, the parties have identified fourteen issues that remain to be tried. Pursuant to court order, on June 1, July 1, and August 1, 2011, NCES filed a series of motions for summary judgment on nine of the fourteen issues that remain to be tried. The Town has filed cross-motions for summary judgment in response to most of NCES’s motions. The Superior Court has begun issuing rulings on those motions, and

NCES expects issuance of orders on all of the motions to be completed by the end of 2011. Depending on the rulings, trial may be unnecessary or substantially curtailed in scope.

On October 17, 2011, NCES and the Town held mediated settlement discussions and reached an agreement in principle for the settlement of the litigation between them. The settlement is conditioned upon approval of the settlement agreement by the town’s voters at a specially called town meeting which is currently projected to take place in early January 2012. Among other things, the settlement would result in an expansion of the area in which landfilling would be a permitted use, payment of host community fees to the town, and provision of curbside pickup of residential municipal solid waste and recyclables at no charge to the town or its residents for the life of the landfill.

On April 29, 2010, NCES filed an application with NHDES to modify its Stage IV permit to develop nearly all of the remaining undeveloped capacity under that permit. On August 27, 2010, NHDES granted the permit modification, thereby authorizing NCES to develop Stage IV, Phase 2, of the landfill, comprising approximately one million cubic yards of disposal capacity. There were two appeals filed with the New Hampshire Waste Management Council. One appeal was filed by a group of local citizens and seeks to invalidate the approval. The other appeal was filed by a company with which NCES has certain agreements relating to the operation of the gas management system at the landfill and the use of the landfill gas and sought modification of the approval with respect to the criteria governing the operation of the gas management system. NCES sought and obtained dismissal of the first appeal on the grounds that the appellants lack standing to bring it, and after a two-day evidentiary hearing the Waste Management Council made findings that resulted in dismissal of the appeal. The second of these appeals has since been voluntarily dismissed. On February 14, 2011, NHDES issued construction approval for Stage IV, Phase 2-A, of the landfill, and construction commenced shortly thereafter. The group of local citizens who had appealed the August 26, 2010, permit modification also appealed the construction approval to the Waste Management Council. NCES sought and obtained dismissal of this appeal on the grounds it was untimely filed. The local citizens have sought rehearing of the dismissal of both of their appeals. If rehearing is denied, they can seek to appeal to the New Hampshire Supreme Court.  Acceptance of any such appeals is within the court’s discretion. The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval. Accordingly, NCES has completed the construction of the Stage Ic, Phase 2-A capacity at the Landfill.

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

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we filed a joint motion with the Southbridge BOH to dismiss that appeal, contending that the appeal was filed late and is subject to dismissal as a matter of law. On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal would be heard by the Massachusetts Supreme Judicial Court, upon its own motion. This hearing occurred on October 4, 2011. While it is too early to assess the outcome of the appellate action, Southbridge Recycling and Disposal Park will continue to aggressively defend the appellate action. We believe it is remote that this appellate action could result in a threat to the validity of the 2008 site assignment.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca, New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town of Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants, alleging that we and the County breached obligations to the Town of Seneca under both the Host Agreement and the OMLA. The Town of Seneca’s complaint alleged a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. In September 2011, we, the County and the Town of Seneca executed a global settlement, and the Town of Seneca’s suit was dismissed with prejudice. Under the terms of the settlement, we provided certain construction materials to the Town of Seneca valued at $0.1 million and engineering studies completed to date valued at $0.3 million, thus recording a charge against operations amounting to $0.4 million in the three months ended October 31, 2011. We also established a protection plan whereby we agree to reimburse certain Town of Seneca residents for approved costs to repair septic systems.  Our exposure under this protection plan shall not exceed $0.1 million.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) on or about May 17, 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms applicable to our small commercial container customers. On March 23, 2010, we received a Civil Investigative Subpoena (“CIS”) from the AG requesting information and documents regarding our compliance with the AOD. In the course of responding to the AG’s requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD. This error occurred during a one year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers in Vermont were affected. We terminated the use of these noncompliant contracts, and issued revised contracts to those affected customers. We had not sought to enforce the terms of any of these contracts.

We worked with the AG to resolve these technical violations of the AOD, and reached an agreement with the AG for us to pay a civil penalty in the amount of $1.0 million, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount was recorded in the first quarter of fiscal year 2012 and all payments to the AG have been timely made by us. A Revised Final Judgment of Consent and Order was entered on August 15, 2011 (the “Revised Order”) by the Vermont Superior Court Washington Unit, Civil Division. The Revised Order extended some of the conditions of the AOD for ten years from entry of the Revised Order, and requires us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers comply with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC contends that Pine Tree Waste, Inc., our subsidiary, has failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter has been initiated and two arbitrators chosen, but no timeline for proceeding has been determined. We will aggressively defend against this claim in arbitration and/or the courts. We believe that a loss in the range of zero to $3.2 million is reasonably possible but not probable.

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

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%). At October 31, 2011 and April 30, 2011, we have recorded liabilities amounting to $5.2 million and $5.1 million, respectively, including the recognition of $0.03, $0.03, $0.07, and $0.07 million of accretion expense in the three and six months ended October 31, 2011 and 2010, respectively. In September 2011, DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will, however, be paid in stocks and warrants of the “new” GM. There is at this time no way to accurately estimate when those claims will be paid or what the value of the actual recovery will be.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K for the year ended April 30, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of October 31, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 1, 2011	By:	/s/ Edwin D. Johnson
Edwin D. Johnson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

** - Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended October 31, 2011 and 2010, (ii) Consolidated Balance Sheets at October 31, 2011 and April 30, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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