Form 10-Q
period 2012-01-31
CASELLA WASTE SYSTEMS INC
filed 2012-03-02
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2012:

Class A Common Stock, $0.01 par value per share:	25,987,421
Class B Common Stock, $0.01 par value per share:	988,200

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	January 31,	April 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,131	$1,817
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,355 and $920	48,032	54,914
Refundable income taxes	1,284	—
Prepaid expenses	6,976	5,856
Inventory	3,830	3,461
Deferred income taxes	2,860	5,600
Other current assets	606	681

Total current assets	64,795	72,405

Property, plant and equipment, net of accumulated depreciation and amortization of $667,776 and $624,044	461,904	453,361
Goodwill	101,773	101,204
Intangible assets, net	3,139	2,455
Restricted assets	400	334
Notes receivable - related party/employee	721	1,297
Investments in unconsolidated entities	21,753	38,263
Other non-current assets	19,884	21,262

	609,574	618,176

	$674,369	$690,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	January 31,	April 30,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,213	$1,217
Current maturities of financing lease obligations	332	316
Accounts payable	45,252	42,499
Accrued payroll and related expenses	4,069	3,702
Accrued interest	8,470	9,776
Current accrued capping, closure and post-closure costs	4,668	1,702
Income taxes payable	—	3,786
Other accrued liabilities	20,186	20,923

Total current liabilities	84,190	83,921

Long-term debt and capital leases, less current maturities	470,837	461,418
Financing lease obligations, less current maturities	1,904	2,156
Accrued capping, closure and post-closure costs, less current portion	35,301	34,705
Deferred income taxes	4,133	5,578
Other long-term liabilities	11,644	8,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,987,000 and 25,589,000 shares as of January 31, 2012 and April 30, 2011, respectively	260	256
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares as of January 31, 2012 and April 30, 2011, respectively	10	10
Accumulated other comprehensive (loss) income	(2,054)	378
Additional paid-in capital	287,810	285,992
Accumulated deficit	(221,110)	(192,649)

Total Casella Waste Systems, Inc. stockholders’ equity	64,916	93,987
Noncontrolling interest	1,444	—

Total stockholders’ equity	66,360	93,987

	$674,369	$690,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011

Revenues	$114,578	$111,627	$371,637	$356,515

Operating expenses:
Cost of operations	81,398	76,933	253,248	237,584
General and administration	13,933	14,832	46,202	46,446
Depreciation and amortization	14,827	13,573	44,394	44,776
Legal settlement	—	—	1,359	—
Development project charge	—	—	131	—
Gain on sale of assets	—	—	—	(3,502)

	110,158	105,338	345,334	325,304

Operating income	4,420	6,289	26,303	31,211

Other expense/(income), net:
Interest income	(20)	(15)	(32)	(41)
Interest expense	11,528	11,663	33,897	35,073
Loss (income) from equity method investments	6,383	(102)	10,163	2,536
Impairment of equity method investment	10,680	—	10,680	—
Loss on debt modification	—	115	—	115
Other income	(117)	(78)	(549)	(490)

Other expense, net	28,454	11,583	54,159	37,193

Loss from continuing operations before income taxes and discontinued operations	(24,034)	(5,294)	(27,856)	(5,982)
Provision for income taxes	601	1,079	1,330	2,139

Loss from continuing operations before discontinued operations	(24,635)	(6,373)	(29,186)	(8,121)

Discontinued operations:
Income (loss) from discontinued operations (net of income tax benefit of $0, $7, $0, $7)	—	1,376	—	(316)
(Loss) gain on disposal of discontinued operations (net of income tax provision of $0, $0, $489 and $0)	—	(1,368)	725	(1,984)

Net loss attributable to common stockholders	$(24,635)	$(6,365)	$(28,461)	$(10,421)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Basic and diluted earnings per share:

Loss from continuing operations before discontinued operations	$(0.92)	$(0.24)	$(1.09)	$(0.31)
Income (loss) from discontinued operations, net	—	0.05	—	(0.01)
(Loss) gain on disposal of discontinued operations, net	—	(0.05)	0.02	(0.08)

Net loss per common share	$(0.92)	$(0.24)	$(1.07)	$(0.40)

Average common shares outstanding:
Basic and diluted	26,822	26,115	26,715	26,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(28,461)	$(10,421)
Adjustments to reconcile net loss to net cash provided by operating activities -
Loss from discontinued operations, net	—	316
(Gain) loss on disposal of discontinued operations, net	(725)	1,984
Gain on sale of assets	—	(3,502)
Gain on sale of property and equipment	(902)	(399)
Depreciation and amortization	44,394	44,776
Depletion of landfill operating lease obligations	6,570	6,013
Interest accretion on landfill and environmental remediation liabilities	2,613	2,487
Development project charges	131	—
Amortization of premium on senior subordinated notes	—	(584)
Amortization of discount on term loan and second lien notes	712	683
Loss from equity method investments	10,163	2,536
Impairment of equity method investment	10,680	—
Loss on debt modification	—	115
Stock-based compensation	1,307	2,052
Excess tax benefit on the vesting of share based awards	(254)	(122)
Deferred income taxes	1,548	1,827
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	6,882	3,767
Accounts payable	2,753	(197)
Prepaid expenses, inventories and other assets	(758)	483
Accrued expenses and other liabilities	(6,911)	(5,956)

Net Cash Provided By Operating Activities	49,742	45,858

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,102)	—
Additions to property, plant and equipment attributable to acquisitions	(168)	—
Additions to property, plant and equipment - growth	(9,833)	(1,175)
- maintenance	(39,279)	(40,268)
Payments on landfill operating lease contracts	(6,052)	(4,977)
Proceeds from sale of assets	—	7,533
Proceeds from sale of property and equipment	1,337	631
Investments in unconsolidated entities	(4,146)	—

Net Cash Used In Investing Activities	(60,243)	(38,256)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	127,900	134,100
Principal payments on long-term debt	(119,433)	(136,349)
Payments of financing costs	(142)	(340)
Proceeds from exercise of share based awards	337	412
Excess tax benefit on the vesting of share based awards	254	122
Contributions from noncontrolling interest holder	174	—

Net Cash Provided By (Used In) Financing Activities	9,090	(2,055)

Discontinued Operations:
Net cash provided by operating activities	—	3,246
Net cash provided by (used in) investing activities	725	(1,905)
Net cash used in financing activities	—	(3,392)

Net Cash Provided By (Used In) Discontinued Operations	725	(2,051)

Net (decrease) increase in cash and cash equivalents	(686)	3,496
Cash and cash equivalents, beginning of period	1,817	2,035

Cash and cash equivalents, end of period	$1,131	$5,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$31,952	$32,124
Income taxes, net of refunds	$5,314	$142

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of assets acquired	$2,284	$—
Cash paid, net	$2,102	$—

Holdbacks to sellers	$182	$—

Equipment contributed by noncontrolling interest	$1,270	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its subsidiaries and an entity in which it has a controlling financial interest (collectively, “we”, “us” or “our”). For the consolidated subsidiary that is less than wholly owned, the third-party holding of equity interests is referred to as a noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest of this subsidiary will be presented as Net income (loss) attributable to noncontrolling interest once operations begin. The portion of stockholders’ equity of this subsidiary attributable to the noncontrolling interest is presented as Noncontrolling interest in the unaudited consolidated balance sheets.

We are a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services, in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”). We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale, non-solid waste recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

The consolidated balance sheet as of January 31, 2012, the consolidated statements of operations for the three and nine months ended January 31, 2012 and 2011 and the consolidated statements of cash flows for the nine months ended January 31, 2012 and 2011 are unaudited. In the opinion of management, such unaudited consolidated financial statements, together with the consolidated balance sheet as of April 30, 2011, include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2011. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements as of and for the twelve months ended April 30, 2011 included in our Annual Report on Form 10-K for the year ended April 30, 2011. The results for the three and nine months ended January 31, 2012 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2012.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of January 31, 2012, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Adoption of New Accounting Pronouncements

Goodwill Impairment Test

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance was effective for fiscal years beginning after December 15, 2010. We adopted this guidance effective May 1, 2011 with no impact on our consolidated financial position or results of operations. We annually assess goodwill impairment at the end of the fourth quarter of our fiscal year, or if events or circumstances change between annual tests indicating a possible impairment.

New Accounting Pronouncements Pending Adoption

Goodwill Impairment Test

In September 2011, the FASB issued an accounting standards update on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued an accounting standards update on fair value disclosures. This guidance is intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update for the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

In October 2011, the FASB proposed a deferral of a portion of the guidance issued in June 2011 that requires reclassification adjustments from other comprehensive income be measured and presented by income statement line item in net income and also in other comprehensive income. The proposed deferral of this guidance was finalized by the FASB in December 2011. The deferral is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding the disclosure of offsetting assets and liabilities in financial statements. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

2.             BUSINESS ACQUISITIONS

During the nine months ended January 31, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2,284, including $2,102 in cash and $182 in holdbacks to sellers. During the nine months ended January 31, 2011, there were no business acquisitions. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase price allocated to net assets acquired during the nine months ended January 31, 2012 and 2011 is as follows:

	January 31,
	2012	2011
Equipment	$605	$—
Goodwill	569	—
Intangible assets	1,136	—
Current liabilities	(26)	—
Total	$2,284	$—

The following unaudited pro forma combined financial information shows the results of our operations for the three and nine months ended January 31, 2012 and 2011 as though each of the acquisitions made in the nine months ended January 31, 2012 and the twelve months ended April 30, 2011 had occurred as of May 1, 2010.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Revenue	$114,833	$113,184	$372,710	$361,186
Operating income	$4,433	$6,487	$26,362	$31,806
Net loss attributable to common stockholders	$(24,641)	$(6,279)	$(28,482)	$(10,163)
Basic and diluted net loss per common share attributable to common stockholders	$(0.92)	$(0.24)	$(1.07)	$(0.39)
Basic and diluted weighted average shares outstanding	26,822	26,115	26,715	26,026

The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of May 1, 2010 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.             GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2011 through January 31, 2012:

	April 30, 2011	Acquisitions	January 31, 2012
Eastern region	$38	$22	$60
Western region	88,976	547	89,523
Recycling	12,190	—	12,190
Total	$101,204	$569	$101,773

Intangible assets as of January 31, 2012 and April 30, 2011 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, January 31, 2012
Intangible assets	$15,601	$3,093	$18,694
Less accumulated amortization	(14,229)	(1,326)	(15,555)
	$1,372	$1,767	$3,139

Balance, April 30, 2011
Intangible assets	$15,076	$2,474	$17,550
Less accumulated amortization	(13,966)	(1,129)	(15,095)
	$1,110	$1,345	$2,455

Intangible amortization expense for the three and nine months ended January 31, 2012 and 2011 was $156, $204, $460 and $636, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2011 and thereafter is as follows:

2012	2013	2014	2015	2016	Thereafter
$688	$651	$603	$552	$372	$733

4.                                      ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the nine months ended January 31, 2012 and 2011 are as follows:

	Nine Months Ended January 31,
	2012	2011
Beginning balance	$36,407	$40,002
Obligations incurred	2,350	2,188
Revisions in estimates (1)	—	(1,120)
Accretion expense	2,510	2,384
Payments	(1,298)	(6,140)
Ending balance	$39,969	$37,314

(1)                                  The revision in estimates for capping, closure and post-closure for the nine months ended January 31, 2011 consists of changes in cost estimates and timing of capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.

5.                                      LONG-TERM DEBT

For the quarter ending April 30, 2012, the Total Funded Debt/Bank-defined cash flow metric covenant requirement will be reduced under the terms of our amended and restated senior secured credit facility (the “2011 Revolver”) from a maximum of 4.75 to a maximum of 4.50. Based on the low end of the range of results forecasted by us for the quarter ending April 30, 2012, we have been working with our lenders to amend the terms of the 2011 Revolver to give us additional flexibility under this covenant. We believe that we will be able to procure such an amendment at a reasonable cost.

On February 1, 2012, we converted the interest rate period on, and remarketed, $21,400 aggregate principal amount of $25,000 Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The mandatorily tendered Bonds (the “Converted Bonds”) were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a bank letter of credit. The remaining $3,600 of outstanding Bonds will remain as variable rate bonds secured by a bank letter of credit. The Bonds were originally issued on December 28, 2005 and mature on January 1, 2025. We expect to record a charge of approximately $300 as a loss on debt extinguishment in the fourth quarter of fiscal year 2012 related primarily to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

6.                                      CONTINGENCIES

(a)                                  Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we are party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

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

On May 6, 2011, the Town filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants, alleging that we and the County breached obligations to the Town under both the Host Agreement and the OMLA. The Town’s complaint alleged a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. In September 2011, we, the County and the Town executed a global settlement, and the Town’s suit was dismissed with prejudice. Under the terms of the settlement, we provided certain construction materials to the Town valued at $99 and engineering studies completed to date valued at $260, thus recording a charge against operations amounting to $359 in the second quarter of fiscal year 2012. We also established a protection plan whereby we agree to reimburse certain Town residents for approved costs to repair septic systems. Our exposure under this protection plan shall not exceed $75.

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

We worked with the AG to resolve these technical violations of the AOD, and reached an agreement on August 12, 2011 with the AG for us to pay a civil penalty in the amount of $1,000, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount was recorded in the first quarter of fiscal year 2012 and all payments to the AG have been timely made by us. A Revised Final Judgment of Consent and Order was entered on August 15, 2011 (the “Revised Order”) by the Vermont Superior Court Washington Unit, Civil Division. The Revised Order extended some of the conditions of the AOD for ten years from entry of the Revised Order, and requires us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers comply with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. If necessary, we will aggressively defend against this claim in arbitration and/or the courts. Pursuant to the terms of the settlement no cash payout is required. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. We believe that until the terms of the settlement are fully agreed upon and executed and the arbitration dismissed, a loss in the range of $0 to $3,195 is still reasonably possible but not probable.

(b)                             Tax Matters

During the third quarter of fiscal year 2011, we received an income tax assessment from the State of New York for the fiscal years ending April 30, 2004 through April 30, 2006 of $3,852, which includes $1,632 in interest and penalties related to the filing of combined returns in the state. The assessment is currently under appeal. Under ASC 740, we believe our position will more likely than not be successful in contesting the assessment and consequently, we have not established any reserve.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted extensive comments. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present worth cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with the earlier ROD that had been rescinded.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%). At January 31, 2012 and April 30, 2011, we have recorded $5,188 and $5,147, respectively, related to this liability including the recognition of $34, $34, $103 and $103 of accretion expense in the three and nine months ended January 31, 2012 and 2011, respectively.

In September 2011, DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will, however, be paid in stocks and warrants of the “new” GM. There is at this time no way to accurately estimate when these claims will be paid or what the value of the actual recovery will be and we have not assumed that the payment of these claims will materially reduce our exposure.

7.                                      NONCONTROLLING INTEREST

In September 2011, we entered into a joint venture with Altela, Inc. to form Casella-Altela Regional Environmental Services, LLC (“CARES”), a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York. As a part of the joint venture, we retained a 51% membership interest in CARES in exchange for an initial cash contribution to CARES of $1,322. Altela, Inc. made an initial contribution of equipment valued at $1,270 and retained a 49% membership interest in CARES. In the three months ended January 31, 2012, we and Altela, Inc. made additional cash contributions, in line with our membership interests, of $181 and $174, respectively, for the purchase of additional equipment. Income and losses are to be allocated to members based on membership interest percentage.

In accordance with ASC 810-10-15, we consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture. As of January 31, 2012, the noncontrolling interest associated with CARES relates solely to investments in the joint venture made by Altela, Inc. as no operational activity has commenced.

The change in stockholders’ equity for the three and nine months ended January 31, 2012 is as follows:

	Three Months Ended January 31, 2012
	Casella Waste Systems, Inc.	Noncontrolling Interest	Total
Beginning balance	$91,325	$1,270	$92,595
Issuance of Class A common stock from the vesting of restricted stock units and the employee stock purchase plan	173	—	173
Stock-based compensation expense	(59)	—	(59)
Contributions from noncontrolling interest holder	—	174	174
Net loss	(24,635)	—	(24,635)
Change in fair value of commodity hedges, marketable securities, and interest rate derivatives, net and reclassification adjustments	(1,888)	—	(1,888)
Total comprehensive loss	(26,523)	—	(26,523)
Ending balance	$64,916	$1,444	$66,360

	Nine Months Ended January 31, 2012
	Casella Waste Systems, Inc.	Noncontrolling Interest	Total
Beginning balance	$93,987	$—	$93,987
Issuance of Class A common stock from the vesting of restricted stock units and the employee stock purchase plan	515	—	515
Stock-based compensation expense	1,307	—	1,307
Contributions from noncontrolling interest holder	—	1,444	1,444
Net loss	(28,461)	—	(28,461)
Change in fair value of commodity hedges, marketable securities, and interest rate derivatives, net and reclassification adjustments	(2,432)	—	(2,432)
Total comprehensive loss	(30,893)	—	(30,893)
Ending balance	$64,916	$1,444	$66,360

8.                                      STOCK-BASED COMPENSATION

In June 2011, we granted an equal number of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees. The vesting of the performance stock units is based on our attainment of targeted annual returns on net assets in fiscal year 2014 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of January 31, 2012, the performance stock units included in the June 2011 grant could result in the issuance of up to 365 shares of Class A Common Stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2014 and the restricted stock units could result in the issuance of an aggregate of up to 243 shares of Class A Common Stock based on continued employment over the remainder of the three year service period. The performance stock units and the restricted stock units were granted at a grant date fair value of $6.06 per share.

As of January 31, 2012 there were 819 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the nine months ended January 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2011	2,254	$10.89
Granted	—	$—
Exercised	—	$—
Forfeited	(455)	$11.46
Outstanding, January 31, 2012	1,799	$10.75
Exercisable, January 31, 2012	1,626	$11.49

A summary of restricted stock, restricted stock unit and performance stock unit activity for the nine months ended January 31, 2012 is as follows:

	Restricted Stock / Restricted Stock Units	Performance Stock Units (1)
Outstanding, April 30, 2011	825	805
Granted	344	255
Class A Common Stock Vested	(357)	—
Forfeited	(36)	(60)
Outstanding, January 31, 2012	776	1,000

(1) Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 613 shares of Class A Common Stock.

We recorded ($91), $656, $1,222, and $1,956 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock, respectively, during the three and nine months ended January 31, 2012 and 2011. We also recorded $33, $49, $85, and $96 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and nine months ended January 31, 2012 and 2011, respectively.

Stock-based compensation expense is included in general and administration expenses in the unaudited consolidated statements of operations. The unrecognized stock-based compensation expense at January 31, 2012 related to unvested stock options, restricted stock and restricted stock units was $2,547, to be recognized over a weighted average period of 1.48 years. Maximum unrecognized stock-based compensation expense at January 31, 2012 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $5,644, to be recognized over a weighted average period of 0.98 years. We do not expect to recognize any expense related to outstanding performance stock units over the weighted average period based on our expectation that we will not meet our attainment levels as of January 31, 2012.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three and nine months ended January 31, 2012 and 2011 were made using the Black-Scholes valuation model. The fair values of our stock option grants and stock options related to shares issued under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the three and nine months ended January 31, 2012 and 2011:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Stock Options:
Expected life	—	—	—	6.53 years
Risk-free interest rate	—	—	—	1.80%
Expected volatility	—	—	—	85.59%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.06%	0.19%	0.12%	0.21%
Expected volatility	53.78%	44.24%	47.54%	47.15%

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

9.             EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(24,635)	$(6,373)	$(29,186)	$(8,121)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,987	25,317	25,987	25,317
Class B common stock	988	988	988	988
Unvested restricted stock	(127)	(141)	(127)	(141)
Effect of weighted average shares outstanding during period	(26)	(49)	(133)	(138)
Weighted average number of common shares used in basic and diluted EPS	26,822	26,115	26,715	26,026

For the three and nine months ended January 31, 2012 and 2011, 2,576 and 4,357 shares of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

10.          COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying unaudited consolidated balance sheets consists of changes in the fair value of our interest rate and commodity hedges, our marketable securities, as well as our portion of the changes in fair value of US GreenFiber LLC’s (“GreenFiber”) commodity hedge agreements.

Comprehensive loss for the three and nine months ended January 31, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(24,635)	$(6,365)	$(28,461)	$(10,421)
Other comprehensive (loss) income	(1,888)	269	(2,432)	711
Comprehensive loss	$(26,523)	$(6,096)	$(30,893)	$(9,710)

The components of other comprehensive (loss) income for the three and nine months ended January 31, 2012 and 2011 are shown as follows:

	Three Months Ended January 31,
	2012			2011
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(16)	$—	$(16)	$(1)	$—	$(1)
Change in fair value of interest rate and commodity hedges during the period	(1,981)	—	(1,981)	56	(251)	307
Reclassification to earnings for commodity hedge contracts during the period	109	—	109	10	47	(37)
	$(1,888)	$—	$(1,888)	$65	$(204)	$269

	Nine Months Ended January 31,
	2012			2011
	Gross	Tax effect	Net of Tax	Gross	Tax effect	Net of Tax
Changes in fair value of marketable securities during the period	$(27)	$—	$(27)	$(21)	$—	$(21)
Change in fair value of interest rate and commodity hedges during the period	(1,699)	99	(1,798)	182	(832)	1,014
Reclassification to earnings for commodity hedge contracts during the period	(706)	(99)	(607)	(141)	141	(282)
	$(2,432)	$—	$(2,432)	$20	$(691)	$711

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the second quarter of fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013. The forecasted transaction will be used to redeem our outstanding $180,000 11% senior second lien notes due July 15, 2014 (the “Second Lien Notes”). The forecasted transaction is expected to occur between July 15, 2012 and October 31, 2012 as the Second Lien Notes become callable on July 15, 2012. The total notional amount of these agreements is $150,000 and require us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016, which is when the 2011 Revolver becomes due.

For each interest rate derivative deemed to be an effective cash flow hedge, the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive (loss) income and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense of the underlying debt.

If the interest rate derivatives become ineffective due to the inability to complete the forecasted transaction under the expected terms, the ineffective portion would be included in earnings in the period it was deemed to be ineffective.

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. We are not party to any commodity hedge contracts at January 31, 2012.

We recognize all derivatives on the balance sheet at fair value.

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments. Our derivative instruments at January 31, 2012 include two forward starting interest rate derivatives. We use interest rate derivatives to hedge against adverse movements in interest rates. The fair value of our interest rate derivatives is based primarily on the LIBOR index.

Our financial assets and liabilities recorded at fair value on a non-recurring basis include our investment in GreenFiber and our guaranty of GreenFiber’s modified and restated loan and security agreement. The fair value of our investment in GreenFiber was determined by a third party valuation that calculated the enterprise value based on the income approach, using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. The fair value of our guaranty is based primarily on an estimated bond rate that would be incurred to collateralize a bond of similar nature to the guaranty. See Note 16 regarding the investment in GreenFiber and the guaranty.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or a liability.

As of January 31, 2012, our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at January 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$400	$—	$—
Liabilities:
Interest rate derivatives	—	2,487	—
Total	$400	$2,487	$—

As of January 31, 2012, our assets and liabilities that are measured at fair value on a nonrecurring basis included the following:

	Fair Value Measurement at January 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in unconsolidated entity - GreenFiber	$—	$—	$5,953
Liabilities:
Guaranty	—	—	264
Total	$—	$—	$264

Our financial instruments include cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables. The carrying values of these financial instruments approximate their respective fair values. At January 31, 2012, the fair value of our fixed rate debt including the Second Lien Notes and the senior subordinated notes due February 15, 2019 (the “2019 Notes”) was approximately $387,351 and the carrying value was $377,176. At January 31, 2012, the fair value of the 2011 Revolver approximates its carrying value of $67,000.

12.          DEVELOPMENT PROJECT CHARGE

In the second quarter of fiscal year 2012, we recorded a charge of $131 for deferred costs associated with certain development projects no longer deemed viable.

13.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

We completed the transaction on March 1, 2011 for $134,195 in gross cash proceeds. This included an estimated $3,795 working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. The final working capital adjustment, along with additional legal expenses related to the transaction, of $646 was recorded to (loss) gain on disposal of discontinued operations, net of income taxes in the first quarter of fiscal year 2012.

In the second quarter of fiscal year 2012, we recorded an additional working capital adjustment of $79 to (loss) gain on disposal of discontinued operations, net of income taxes, which related to our subsequent collection of receivable balances that were released to us for collection by the Purchaser.

During the third quarter of fiscal year 2011, we also completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840.

The operating results of these operations, which relate only to prior fiscal year periods, have been reclassified from continuing to discontinued operations in the accompanying unaudited consolidated financial statements. Revenues and loss before income tax provision attributable to discontinued operations for the three and nine months ended January 31, 2011 were $20,159, $1,369, $56,122, and ($323), respectively.

We allocate interest expense to discontinued operations. We have also eliminated certain immaterial inter-company activity associated with discontinued operations.

14.          RELATED PARTY TRANSACTION

In connection with the sale of non-integrated recycling assets and select intellectual property assets discussed in Note 13, an officer and director ceased serving for us in that capacity. Following the termination of his employment, he agreed to surrender to us as payment against his outstanding loan with us stock awards that vested in connection with his resignation and the discretionary bonus that was awarded to him in June 2011. Such amounts, net of income taxes withheld, totaling $583, were applied against his loan with us in the first quarter of fiscal year 2012. As of January 31, 2012, an aggregate of $577 in principal and interest was outstanding under this loan.

15.          SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services in the northeastern United States. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. During fiscal year 2011, we consolidated the Central and Western regions into a single segment as the Western region. Furthermore, the four remaining MRFs that were previously included in the FCR Recycling operating segment, along with the two MRFs from the Central region and our commodity brokerage operations, were brought together to form the newly created Recycling operating segment. Therefore, segment data for the three and nine months ended January 31, 2011 has been revised to reflect these changes in our segment classifications. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

	Three Months Ended January 31, 2012
	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$42,208	$7,818	$6,272	$(975)	$213,058
Western	50,746	16,274	6,922	5,354	348,317
Recycling	10,872	(75)	1,074	562	56,844
Other	10,752	821	559	(521)	56,150
Eliminations	—	(24,838)	—	—	—
Total	$114,578	$—	$14,827	$4,420	$674,369

	Three Months Ended January 31, 2011
	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$40,917	$8,684	$5,497	$(486)	$220,876
Western	48,673	15,642	6,647	5,947	334,686
Recycling	10,838	(138)	892	1,296	40,309
Other	11,199	682	537	(468)	149,288
Eliminations	—	(24,870)	—	—	—
Total	$111,627	$—	$13,573	$6,289	$745,159

	Nine Months Ended January 31, 2012
	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$132,158	$27,111	$18,301	$(87)	$213,058
Western	167,154	55,395	21,652	24,175	348,317
Recycling	37,595	(179)	2,935	4,905	56,844
Other	34,730	1,897	1,506	(2,690)	56,150
Eliminations	—	(84,224)	—	—	—
Total	$371,637	$—	$44,394	$26,303	$674,369

	Nine Months Ended January 31, 2011
	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$128,557	$28,368	$17,749	$1,853	$220,876
Western	162,052	51,142	22,354	28,293	334,686
Recycling	31,789	(252)	2,651	2,898	40,309
Other	34,117	2,040	2,022	(1,833)	149,288
Eliminations	—	(81,298)	—	—	—
Total	$356,515	$—	$44,776	$31,211	$745,159

(1) Inter-segment revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Collection	$48,875	$48,068	$157,265	$152,628
Disposal	30,220	26,889	96,645	93,548
Power generation	3,182	3,891	9,415	9,848
Processing and organics	12,231	12,035	40,961	38,255
Solid waste operations	94,508	90,883	304,286	294,279
Major accounts	9,198	9,906	29,756	30,447
Recycling	10,872	10,838	37,595	31,789
Total revenues	$114,578	$111,627	$371,637	$356,515

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for the three and nine months ended January 31, 2011 have been revised to conform to this presentation.

16.          INVESTMENTS IN UNCONSOLIDATED ENTITIES

Effective August 1, 2000, we entered into a joint venture agreement with Louisiana-Pacific Corporation to combine our respective cellulose insulation businesses into a single operating entity, GreenFiber. In April 2011, we issued a guaranty of up to $1,500 in support of GreenFiber’s amended and restated loan and security agreement in order to induce the lender to enter into a waiver and amend the agreement. In August 2011, we were required to increase the guaranty to up to $3,400 and make an additional investment of $500 in order to again induce the lender to enter into a waiver and amend the agreement.

On December 1, 2011, GreenFiber finalized amendment no. 2 to their modified and restated loan and security agreement. Upon closing, we made an additional investment of $3,000 in GreenFiber and reduced our guaranty associated with the credit facility to $2,200. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of their modified and restated loan and security agreement. Our membership interest in GreenFiber remains unchanged at 50%. As of January 31, 2012, we have recorded a $264 liability as the fair value of the guaranty.

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. The goodwill impairment analysis indicated that the carrying value of their equity exceeded the fair value of their equity and GreenFiber determined that the entire amount of their goodwill was impaired. Consequently, we recorded our portion of the goodwill impairment charge amounting to $5,090 as loss on equity method investment in the three months ended January 31, 2012.

Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value.  The analysis calculated GreenFiber’s enterprise value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. Because the conditions resulting in the impairment existed as of January 31, 2012, we recorded a charge amounting to $10,680 as impairment on equity method investment in the three months ended January 31, 2012.

We account for our 50% membership interest in GreenFiber using the equity method of accounting. Our investment in GreenFiber amounted to $5,953 and $23,137 at January 31, 2012 and April 30, 2011, respectively.

Summarized financial information for GreenFiber is as follows:

	January 31, 2012	April 30, 2011
Current assets	$19,580	$20,077
Noncurrent assets	$36,686	$49,618
Current liabilities	$10,151	$10,756
Noncurrent liabilities	$13,308	$12,863

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Revenue	$23,460	$28,470	$61,317	$66,488
Gross profit	$(5,597)	$6,594	$(2,082)	$12,172
Net loss	$(12,818)	$205	$(20,382)	$(5,071)

During the second quarter of fiscal year 2012, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a MRF located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. In connection with the formation of the joint venture, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $285. FCR made an initial cash contribution of $285 as well, and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. Our investment in Tompkins amounted to $312 at January 31, 2012. We account for our 50% membership interest in Tompkins using the equity method of accounting.

In the first quarter of fiscal year 2012, we entered into a renewable energy project operating agreement with AGreen Energy LLC (“AGreen”). As a part of the agreement, we will provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. In the first quarter of fiscal year 2012, we made an initial investment of $150 in AGreen giving us a 5.1% membership interest. In the three months ended January 31, 2012, we made an additional contribution of $200 in AGreen giving us an 11.9% membership interest as of January 31, 2012. We account for this investment under the cost method of accounting.

We also have a 6.4% interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. In October 2011 our common share interest in RecycleRewards was reduced from 8.2% to the current 6.4% due to an equity offering RecycleRewards made to a third party investor. We account for these investments under the cost method of accounting.

Our investments accounted for under the cost method of accounting amounted to $15,486 and $15,124 at January 31, 2012 and April 30, 2011, respectively.

17.          SUBSIDIARY GUARANTORS

Our 2019 Notes and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and Second Lien

Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of January 31, 2012 and April 30, 2011, the condensed consolidating results of operations for the three and nine months ended January 31, 2012 and 2011, and the condensed consolidating statements of cash flows for the nine months ended January 31, 2012 and 2011 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$942	$138	$51	$—	$1,131
Accounts receivable - trade, net of allowance for doubtful accounts	24	48,008	—	—	48,032
Refundable income taxes	1,284	—	—	—	1,284
Deferred income taxes	2,860	—	—	—	2,860
Other current assets	2,529	8,959	—	—	11,488
Total current assets	7,639	57,105	51	—	64,795

Property, plant and equipment, net of accumulated depreciation and amortization	4,424	454,586	2,894	—	461,904
Goodwill	—	101,773	—	—	101,773
Intangible assets	362	2,777	—	—	3,139
Restricted assets	—	400	—	—	400
Notes receivable - related party/employee	721	—	—	—	721
Investments in unconsolidated entities	15,486	8,199	—	(1,932)	21,753
Investments in subsidiaries	38,046	—	—	(38,046)	—
Other non-current assets	14,202	5,682	—	—	19,884
	73,241	573,417	2,894	(39,978)	609,574

Intercompany receivable	502,572	(489,082)	(15,422)	1,932	—

	$583,452	$141,440	$(12,477)	$(38,046)	$674,369

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:

Current maturities of long-term debt and capital leases	$139	$1,074	$—	$—	$1,213
Current maturities of financing lease obligations	—	332	—	—	332
Accounts payable	22,235	23,017	—	—	45,252
Current accrued capping, closure and post-closure costs	—	4,665	3	—	4,668
Other current liabilities	17,368	15,357	—	—	32,725
Total current liabilities	39,742	44,445	3	—	84,190

Long-term debt and capital leases, less current maturities	469,213	1,624	—	—	470,837
Financing lease obligations, less current maturities	—	1,904	—	—	1,904
Accrued capping, closure and post-closure costs, less current portion	—	35,261	40	—	35,301
Deferred income taxes	4,133	—	—	—	4,133
Other long-term liabilities	5,448	6,196	—	—	11,644

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,987,000 shares	260	100	—	(100)	260
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votesper share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(2,054)	433	—	(433)	(2,054)
Additional paid-in capital	287,810	48,078	1,622	(49,700)	287,810
Accumulated deficit	(221,110)	3,399	(15,586)	12,187	(221,110)
Total Casella Waste Systems, Inc. stockholders’ equity	64,916	52,010	(13,964)	(38,046)	64,916
Noncontrolling interest	—	—	1,444	—	1,444
Total stockholders’ equity	64,916	52,010	(12,520)	(38,046)	66,360

	$583,452	$141,440	$(12,477)	$(38,046)	$674,369

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2011

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,531	$286	$—	$—	$1,817
Accounts receivable - trade, net of allowance for doubtful accounts	1,243	53,671	—	—	54,914
Deferred income taxes	5,600	—	—	—	5,600
Other current assets	1,653	8,421	—	—	10,074
Total current assets	10,027	62,378	—	—	72,405

Property, plant and equipment, net of accumulated depreciation and amortization	4,473	448,888	—	—	453,361
Goodwill	—	101,204	—	—	101,204
Intangible assets	430	2,025	—	—	2,455
Restricted assets	—	334	—	—	334
Notes receivable - related party/employee	1,297	—	—	—	1,297
Investments in unconsolidated entities	15,125	25,070	—	(1,932)	38,263
Investments in subsidiaries	56,426	—	—	(56,426)	—
Other non-current assets	16,204	5,058	—	—	21,262
	93,955	582,579	—	(58,358)	618,176

Intercompany receivable	493,823	(480,333)	(15,422)	1,932	—

	$597,805	$164,624	$(15,422)	$(56,426)	$690,581

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$132	$1,085	$—	$—	$1,217
Current maturities of financing lease obligations	—	316	—	—	316
Accounts payable	12,885	29,614	—	—	42,499
Current accrued capping, closure and post-closure costs	—	1,699	3	—	1,702
Income taxes payable	3,786	—	—	—	3,786
Other current liabilities	19,814	14,587	—	—	34,401
Total current liabilities	36,617	47,301	3	—	83,921

Long-term debt and capital leases, less current maturities	458,963	2,455	—	—	461,418
Financing lease obligations, less current maturities	—	2,156	—	—	2,156
Accrued capping, closure and post-closure costs, less current portion	—	34,668	37	—	34,705
Deferred income taxes	5,578	—	—	—	5,578
Other long-term liabilities	2,660	6,156	—	—	8,816

STOCKHOLDERS’ EQUITY:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,589,000 shares	256	100	—	(100)	256
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	378	418	—	(418)	378
Additional paid-in capital	285,992	48,078	120	(48,198)	285,992
Accumulated deficit	(192,649)	23,292	(15,582)	(7,710)	(192,649)
Total stockholders’ equity	93,987	71,888	(15,462)	(56,426)	93,987

	$597,805	$164,624	$(15,422)	$(56,426)	$690,581

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$114,578	$—	$—	$114,578

Operating expenses:
Cost of operations	20	81,377	1	—	81,398
General and administration	8	13,924	1	—	13,933
Depreciation and amortization	367	14,460	—	—	14,827
	395	109,761	2	—	110,158
Operating (loss) income	(395)	4,817	(2)	—	4,420

Other expense/(income), net:
Interest income	(9,798)	(19)	—	9,797	(20)
Interest expense	11,523	9,802	—	(9,797)	11,528
Loss from equity method investments	21,940	6,383	—	(21,940)	6,383
Impairment of equity method investment	—	10,680	—	—	10,680
Other income	(26)	(91)	—	—	(117)
Other expense, net	23,639	26,755	—	(21,940)	28,454

Loss from continuing operations before income taxes	(24,034)	(21,938)	(2)	21,940	(24,034)
Provision for income taxes	601	—	—	—	601

Net loss attributable to common stockholders	$(24,635)	$(21,938)	$(2)	$21,940	$(24,635)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$111,627	$—	$—	$111,627

Operating expenses:
Cost of operations	14	76,918	1	—	76,933
General and administration	539	14,293	—	—	14,832
Depreciation and amortization	399	13,174	—	—	13,573
	952	104,385	1	—	105,338
Operating (loss) income	(952)	7,242	(1)	—	6,289

Other expense/(income), net:
Interest income	(7,747)	(9)	—	7,741	(15)
Interest expense	14,715	4,689	—	(7,741)	11,663
Income from equity method investments	(2,643)	(102)	—	2,643	(102)
Other expense, net	9	28	—	—	37
Other expense, net	4,334	4,606	—	2,643	11,583

Loss from continuing operations before income taxes	(5,286)	2,636	(1)	(2,643)	(5,294)
Provision for income taxes	1,079	—	—	—	1,079

Loss from continuing operations	(6,365)	2,636	(1)	(2,643)	(6,373)

Discontinued operations:
Income from discontinued operations, net	—	1,376	—	—	1,376
Loss on disposal of discontinued operations, net	—	(1,368)	—	—	(1,368)

Net loss attributable to common stockholders	$(6,365)	$2,644	$(1)	$(2,643)	$(6,365)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$371,637	$—	$—	$371,637

Operating expenses:
Cost of operations	49	253,196	3	—	253,248
General and administration	421	45,780	1	—	46,202
Depreciation and amortization	1,041	43,353	—	—	44,394
Legal settlement	1,000	359	—	—	1,359
Development project charge	—	131	—	—	131
	2,511	342,819	4	—	345,334
Operating (loss) income	(2,511)	28,818	(4)	—	26,303

Other expense/(income), net:
Interest income	(29,515)	(25)	—	29,508	(32)
Interest expense	33,982	29,423	—	(29,508)	33,897
Loss from equity method investments	20,386	10,163	—	(20,386)	10,163
Impairment of equity method investment	—	10,680	—	—	10,680
Other income	(233)	(316)	—	—	(549)
Other expense, net	24,620	49,925	—	(20,386)	54,159

Loss from continuing operations before income taxes	(27,131)	(21,107)	(4)	20,386	(27,856)
Provision for income taxes	1,330	—	—	—	1,330

Loss from continuing operations	(28,461)	(21,107)	(4)	20,386	(29,186)

Discontinued operations:
Gain on disposal of discontinued operations, net	—	725	—	—	725

Net loss attributable to common stockholders	$(28,461)	$(20,382)	$(4)	$20,386	$(28,461)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$356,515	$—	$—	$356,515

Operating expenses:
Cost of operations	28	237,554	2	—	237,584
General and administration	(903)	47,346	3	—	46,446
Depreciation and amortization	1,180	43,596	—	—	44,776
Gain on sale of assets	—	(3,502)	—	—	(3,502)
	305	324,994	5	—	325,304
Operating (loss) income	(305)	31,521	(5)	—	31,211

Other expense/(income), net:
Interest income	(23,761)	(23)	—	23,743	(41)
Interest expense	43,765	15,051	—	(23,743)	35,073
(Income) loss from equity method investments	(11,912)	2,536	—	11,912	2,536
Other income, net	(115)	(260)	—	—	(375)
Other expense, net	7,977	17,304	—	11,912	37,193

Loss from continuing operations before income taxes	(8,282)	14,217	(5)	(11,912)	(5,982)
Provision for income taxes	2,139	—	—	—	2,139

Loss from continuing operations	(10,421)	14,217	(5)	(11,912)	(8,121)

Discontinued operations:
Loss from discontinued operations, net	—	(316)	—	—	(316)
Loss on disposal of discontinued operations, net	—	(1,984)	—	—	(1,984)

Net loss attributable to common stockholders	$(10,421)	$11,917	$(5)	$(11,912)	$(10,421)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash Provided by (Used in) Operating Activities	$1,390	$48,353	$(1)	$—	$49,742
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,102)	—	—	(2,102)
Additions to property, plant and equipment
— acquisitions	—	(168)	—	—	(168)
— growth	—	(8,209)	(1,624)	—	(9,833)
— maintenance	(977)	(38,302)	—	—	(39,279)
Payments on landfill operating lease contracts	—	(6,052)	—	—	(6,052)
Proceeds from sale of property and equipment	—	1,337	—	—	1,337
Other	(1,863)	(3,785)	1,502	—	(4,145)
Net Cash Used In Investing Activities	(2,840)	(57,281)	(122)	—	(60,243)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	127,900	—	—	—	127,900
Principal payments on long-term debt	(118,356)	(1,077)	—	—	(119,433)
Other	449	—	174	—	623
Intercompany borrowings	(9,132)	9,132	—	—	—
Net Cash Provided by Financing Activities	861	8,055	174	—	9,090
Cash Provided by Discontinued Operations	—	725	—	—	725
Net (decrease) increase in cash and cash equivalents	(589)	(148)	51	—	(686)
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817
Cash and cash equivalents, end of period	$942	$138	$51	$—	$1,131

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2011

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net Cash (Used in) Provided by Operating Activities	$(15,174)	$61,032	$—	$—	$45,858
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	—	—	—	—
Additions to property, plant and equipment
— growth	—	(1,175)	—	—	(1,175)
— maintenance	(1,321)	(38,947)	—	—	(40,268)
Payments on landfill operating lease contracts	—	(4,977)	—	—	(4,977)
Proceeds from sale of property and equipment	—	7,533	—	—	7,533
Other	—	631	—	—	631
Net Cash Used In Investing Activities	(1,321)	(36,935)	—	—	(38,256)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	134,100	—	—	—	134,100
Principal payments on long-term debt	(125,687)	(10,662)	—	—	(136,349)
Other	(6)	200	—	—	194
Intercompany borrowings	12,106	(12,106)	—	—	—
Net Cash Provided by (Used in) Financing Activities	20,513	(22,568)	—	—	(2,055)
Cash Used in Discontinued Operations	—	(2,051)	—	—	(2,051)
Net increase (decrease) in cash and cash equivalents	4,018	(522)	—	—	3,496
Cash and cash equivalents, beginning of period	1,234	801	—	—	2,035
Cash and cash equivalents, end of period	$5,252	$279	$—	$—	$5,531

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

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling, and organics services. We operate in six states— Vermont, New Hampshire, New York, Massachusetts, Maine, and Pennsylvania, with our home office being located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale, non-solid waste recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

As of February 15, 2012, we owned and/or operated 31 solid waste collection operations, 29 transfer stations, 17 recycling facilities, nine Subtitle D landfills, three landfill gas to energy facilities, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility. We also hold 50% membership interests in US GreenFiber LLC (“GreenFiber”) and Tompkins County Recycling LLC (“Tompkins”) and a 51% membership interest in Casella Altela Regional Environmental Services, LLC (“CARES”).

GreenFiber is a joint venture that manufactures markets and sells cellulose insulation made from recycled fiber. In the nine months ended January 31, 2012, we made additional investments of $0.5 million and $3.0 million in GreenFiber, with no effect on our membership interest of 50%, in order to induce the lender, on two separate occasions, to enter into a waiver and amend GreenFiber’s credit facility agreement. As a part of the most recent amendment in December 2011, we reduced our guaranty associated with the credit facility to $2.2 million. The guaranty is recorded at fair value on a non-recurring basis and is based primarily on an estimated bond rate that would be incurred to collateralize a bond of similar nature to the guaranty.

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. The goodwill impairment analysis indicated that the carrying value of their equity exceeded the fair value of their equity and GreenFiber determined that the entire amount of their goodwill was impaired. Consequently, we recorded our portion of the goodwill impairment charge amounting to $5.1 million as loss on equity method investment in the three months ended January 31, 2012.

Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s enterprise value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. Because the conditions resulting in the impairment existed as of January 31, 2012, we recorded a charge amounting to $10.7 million as impairment on equity method investment in the three months ended January 31, 2012.

Tompkins is a joint venture that operates the Tompkins, NY Material Recovery Facility and processes and sells commodities delivered to the facility. In the second quarter of fiscal year 2012, we finalized the terms of the Tompkins joint venture agreement and made an initial cash contribution of $0.3 million. We account for our 50% membership interests in GreenFiber and Tompkins using the equity method of accounting.

CARES is a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York. Our joint venture partner in CARES is Altela, Inc. We consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture. As of January 31, 2012, the noncontrolling interest associated with CARES related solely to investments in the joint venture by Altela, Inc.

In addition to our primary operations and various joint ventures mentioned above, we have cost method investments in AGreen Energy LLC (“AGreen”), RecycleRewards, Inc. (“RecycleRewards”), and Evergreen National Indemnity Company (“Evergreen”), as follows:

In the first quarter of fiscal year 2012, we entered into a renewable energy project operating agreement with AGreen. As a part of the agreement, we provide certain operation, maintenance, management, and administrative services, as well as procure organic materials that would otherwise be disposed of from small farm-based biogas renewable energy projects to produce renewable energy and other valuable products and services. In the first quarter of fiscal year 2012, we made an initial investment of $0.2 million in AGreen giving us a 5.1% membership interest. In the three months ended January 31, 2012, we made an additional contribution of $0.2 million in AGreen giving us an 11.9% membership interest as of January 31, 2012.

We also hold a 6.4% interest in RecycleRewards, a company that markets an incentive based recycling service, and a 19.9% interest in Evergreen, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations. In October 2011 our common share interest in RecycleRewards was reduced from 8.2% to the current 6.4% due to an equity offering RecycleRewards made to a third party investor.

Acquisitions and Divestitures

During the nine months ended January 31, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction. The transactions were in exchange for total consideration of $2.3 million, including $2.1 million in cash and $0.2 million in holdbacks to sellers.

Results of Operations

The following table summarizes our revenues and cost and expenses from continuing operations for the three and nine months ended January 31, 2012 and 2011 (in millions and as a percentage of revenue):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue

Revenues	$114.6	100.0%	$111.6	100.0%	$371.6	100.0%	$356.5	100.0%

Operating expenses:
Cost of operations	81.4	71.0%	76.9	68.9%	253.2	68.1%	237.6	66.6%
General and administration	13.9	12.2%	14.8	13.3%	46.2	12.4%	46.4	13.0%
Depreciation and amortization	14.9	13.0%	13.6	12.2%	44.4	11.9%	44.8	12.6%
Legal settlement	—	0.0%	—	0.0%	1.4	0.5%	—	0.0%
Development project charge	—	0.0%	—	0.0%	0.1	0.0%	—	0.0%
Gain on sale of assets	—	0.0%	—	0.0%	—	0.0%	(3.5)	-1.0%

Operating income	4.4	3.8%	6.3	5.6%	26.3	7.1%	31.2	8.8%

Other expense/(income), net:
Interest expense, net	11.5	10.0%	11.7	10.4%	33.9	9.1%	35.1	9.9%
Loss (income) from equity method investments	6.3	5.5%	(0.1)	-0.1%	10.1	2.7%	2.5	0.7%
Impairment of equity method investment	10.7	9.4%	––	0.0%	10.7	2.9%	––	0.0%
Loss on debt refinancing	—	0.0%	0.1	0.1%	—	0.0%	0.1	0.0%
Other income	(0.1)	-0.1%	(0.1)	-0.1%	(0.5)	-0.1%	(0.5)	-0.1%
Provision for income taxes	0.6	0.5%	1.1	1.0%	1.3	0.4%	2.1	0.6%
Loss from continuing operations	$(24.6)	-21.5%	$(6.4)	-5.7%	$(29.2)	-7.9%	$(8.1)	-2.3%

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

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012		2011		2012		2011
Collection	$48.9	42.7%	$48.1	43.1%	$157.3	42.3%	$152.6	42.8%
Disposal	30.2	26.4%	26.9	24.1%	96.6	26.0%	93.5	26.2%
Power generation	3.2	2.8%	3.9	3.5%	9.4	2.6%	9.9	2.8%
Processing and organics	12.2	10.6%	12.0	10.8%	41.0	11.0%	38.3	10.8%
Solid waste operations	94.5	82.5%	90.9	81.5%	304.3	81.9%	294.3	82.6%
Major accounts	9.2	8.0%	9.9	8.8%	29.7	8.0%	30.4	8.5%
Recycling	10.9	9.5%	10.8	9.7%	37.6	10.1%	31.8	8.9%
Total revenues	$114.6	100.0%	$111.6	100.0%	$371.6	100.0%	$356.5	100.0%

Our revenues increased $3.0 million, or 2.7%, and $15.1 million, or 4.2%, when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Three Months Ended		Nine Months Ended
	January 31, 2012		January 31, 2012
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$0.7	0.6%	$3.9	1.1%
Volume	2.2	2.0%	2.3	0.6%
Commodity price & volume	(0.6)	-0.6%	1.3	0.4%
Acquisitions & divestitures	1.3	1.2%	2.4	0.7%
Total Solid Waste	3.6	3.2%	9.9	2.8%

Major Accounts	(0.7)	-0.6%	(0.6)	-0.2%

Recycling Operations:
Commodity price	(1.4)	-1.3%	5.9	1.6%
Commodity volume	1.5	1.4%	(0.1)	0.0%
Total Recycling	0.1	0.1%	5.8	1.6%

Total Revenue Growth	$3.0	2.7%	$15.1	4.2%

Solid waste revenues

•                  The price change component in total solid waste revenue growth for the three months ended January 31 is primarily the result of $1.0 million from favorable collection pricing and ($0.3) million from unfavorable disposal pricing. The price change component in total solid waste revenue growth for the nine months ended January 31 is primarily the result of $4.0 million from favorable collection pricing, $0.1 million from favorable processing and organics pricing and ($0.2) million from unfavorable disposal pricing.

•                  The volume change component in total solid waste revenue growth for the three months ended January 31 is primarily the result of $2.8 million from disposal volume increases, $0.1 million from processing and organics volume increases and ($0.7) million from collection volume decreases. The volume change component in total solid waste revenue growth for the nine months ended January 31 is primarily the result of $1.6 million from disposal volume increases, $0.8 million from processing and organics volume increases and ($0.1) million from collection volume decreases.

•                  The commodity price and volume change component in total solid waste revenue growth for the three months ended January 31 is primarily the result of ($0.3) million from unfavorable commodity pricing and ($0.3) million from commodity volume decreases. The commodity price and volume change component in total solid waste revenue growth for the nine months ended January 31 is primarily the result of $1.6 million from favorable commodity pricing and ($0.3) million from commodity volume decreases.

Major accounts and recycling revenues

•                  The change in major accounts revenue growth for the three and nine months ended January 31 is primarily the result of ($0.7) million from volume declines.

•                  The change in recycling revenue growth for the three months ended January 31 is the result of volume increases significantly offset by unfavorable pricing due to falling commodity prices in the marketplace. The change in recycling revenue growth for the nine months ended January 31 is the result of favorable commodity pricing due to higher commodity prices in the marketplace during the first and second quarter of fiscal year 2012, partially offset by volume decreases.

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

Our cost of operations expense increased $4.5 million, or 5.9%, and $15.6 million, or 6.6%, when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. In the three and nine months ended January 31, 2012, cost of operations expense increased as a percentage of revenues when compared to the comparable prior fiscal year periods from 68.9% to 71.0% and from 66.6% to 68.1%. The period-to-period change in our cost of operations during the three and nine months ended January 31 can largely be attributed to the following:

•      Direct operational costs. Direct operational costs increased $1.6 million and $3.5 million when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. The period-to-period change for the three months ended January 31 is primarily the result of $0.5 million in increased landfill operating costs, $0.3 million in increased depletion of landfill operating lease obligations and $0.2 million in increased leachate disposal costs due to higher rainfall amounts at our landfills. The period-to-period change for the nine months ended January 31 is primarily the result of $1.7 million in increased leachate disposal costs due to higher rainfall amounts at our landfills, $0.7 million in increased landfill operating costs and $0.6 million in increased depletion of landfill operating lease obligations.

•      Hauling costs. Hauling costs increased $1.5 million and $5.7 million when comparing the three and nine months ended January 31, 2012 to the comparable fiscal year periods due to increased transportation costs associated with higher solid waste volumes.

•      Fuel costs. Fuel costs increased $0.9 million and $3.6 million when comparing the three and nine months ended January 31, 2012 to the comparable fiscal year periods. Average fuel prices for both the three and nine months ended January 31, 2012, are significantly higher than the comparable prior fiscal year periods.

•      Increased direct labor costs. Direct labor costs increased $0.8 million and $0.2 million when comparing the three and nine months ended January 31, 2012 to the comparable fiscal year periods due primarily to higher benefit costs associated with workers compensation and health insurance and higher outside labor costs in the three months ended January 31, 2012.

•      Increased costs of purchased materials. Direct costs related to purchased materials increased $2.3 million when comparing the nine months ended January 31, 2012 to the comparable prior fiscal year period due primarily to higher recycling commodity prices in the marketplace in the first and second quarter of fiscal year 2012. Falling recycling commodity prices in the three months ended January 31, 2012 have resulted in a $0.4 million decrease in direct costs related to purchased materials from the comparable prior fiscal year period.

•      Vehicle maintenance costs. In the three and nine months ended January 31, 2012, vehicle maintenance costs increased $0.6 million and $1.2 million due primarily to fleet maintenance.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense decreased $0.9 million, or 6.1%, and $0.2 million, or 0.4%, when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. In the three and nine months ended January 31, 2012, general and administration expenses decreased as a percentage of revenues when compared to the comparable prior fiscal year periods from 13.3% to 12.2% and from 13.0% to 12.4%. The period-to-period change in our general and administration expense during the three and nine months ended January 31 can largely be attributed to the following:

•                  Equity compensation expense. For the three and nine months ended January 31, 2012, equity compensation expense decreased $0.8 million and $0.7 million, respectively, when compared to the prior fiscal year periods due primarily to changes in our expected attainment levels associated with our outstanding performance stock units.

•                  Bad debt expense. For the nine months ended January 31, 2012, bad debt expense increased $0.3 million when compared to the prior fiscal year period due to changes in our collectible accounts. Bad debt expense for the three months ended January 31, 2012 remained consistent when compared to the prior fiscal year period.

•                  Legal and consulting costs. In the three and nine months ended January 31, 2012, legal costs decreased $0.3 million when compared to the prior fiscal year periods. Consulting costs, associated with a variety of initiatives, increased $0.2 million in the three months ended January 31, 2012 when compared to the prior fiscal year period, resulting in a $0.5 million increase in the year-to-date costs.

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

•                  Our depreciation and amortization expense increased $1.3 million, or 9.6%, and decreased $0.4 million, or 0.9%, when comparing the three and nine months ended January 31, 2012 to the prior fiscal year periods. In the three months ended January 31, 2012, depreciation and amortization expense increased as a percentage of revenues when compared to the prior fiscal year period from 12.2% to 13.0%. In the nine months ended January 31, 2012, depreciation and amortization expense decreased as a percentage of revenue when compared to the prior fiscal year period from 12.6% to 11.9%. In the three and nine months ended January 31, 2012, landfill amortization expense increased by $0.8 million and decreased by $1.2 million, respectively, due to volume fluctuations at our landfills.

Legal Settlement

In the nine months ended January 31, 2012, our legal settlement expense increased $1.4 million when compared to the comparable prior fiscal year period. In the second quarter of fiscal year 2012, we reached a settlement with the Town of Seneca for $0.4 million. In the first quarter of fiscal year 2012, we reached a legal settlement with the Vermont Attorney General’s Office for $1.0 million. See Note 6, Contingencies, to our unaudited consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

Gain on Sale of Assets

In the first quarter of fiscal year 2011, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station. Total consideration for this sale amounted to $7.8 million with cash proceeds of $7.5 million. We recorded a gain on this sale of assets of $3.5 million.

Development Project Charge

In the second quarter of fiscal year 2012, we recorded a charge of $0.1 million in deferred costs associated with certain development projects no longer deemed viable.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $0.2 million, or 1.7%, and $1.2 million, or 3.4%, when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. In the three and nine months ended January 31, 2012, interest expense, net decreased as a percentage of revenues when compared to the comparable prior fiscal year periods from 10.4% to 10.0% and from 9.9% to 9.1%. The changes in our interest expense, net during the three and nine months ended January 31, 2012 can largely be attributed to the following:

•                  Lower interest rates.  The average interest rate on our variable rate debt decreased in the three and nine months ended January 31, 2012 compared to comparable prior fiscal year periods. We also experienced lower interest rates related to the refinancing of our amended and restated senior secured credit facility (the “2011 Revolver”) in March 2011 and the offering of our 7.75% senior subordinated notes due 2019 (the “2019 Notes”) in February 2011.

•                  Higher debt levels.  Interest expense reductions related to lower interest rates in the three and nine months ended January 31, 2012 were partially offset by increased interest expense associated with higher average debt balances in the current fiscal year periods.

Loss (Income) from Equity Method Investments

Our loss (income) from equity method investments increased $6.4 million and $7.6 million when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. Our equity method investments consist of the following investments:

•      GreenFiber. The change in the three and nine months ended January 31 is largely due to GreenFiber impairing the entire amount of their goodwill. We recorded our portion of the goodwill impairment charge amounting to $5.1 million as loss on equity method investment in the three months ended January 31, 2012. The remainder of the change relates to the operational performance of GreenFiber, which has been negatively affected by the housing market and lack of new home construction.

•                  Tompkins County. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our portion of the reported income from Tompkins for the three and nine months ended January 31, 2012 was immaterial.

Impairment of Equity Method Investment

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s enterprise value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. Because the conditions resulting in the impairment existed as of January 31, 2012, we recorded a charge amounting to $10.7 million as impairment on equity method investment in the three months ended January 31, 2012.

Provision for Income Taxes

Our provision for income taxes decreased $0.5 million and $0.8 million when comparing the three and nine months ended January 31, 2012 to the comparable prior fiscal year periods. The effective tax rate changed to (2.5)% for the three months ended January 31, 2012 from (20.4)% for the three months ended January 31, 2011. The effective tax rate changed to (4.8)% for the nine months ended January 31, 2012 from (35.8)% for the nine months ended January 31, 2011. The provision for income taxes for the nine months ended January 31, 2012 includes $0.6 million in deferred tax provision, primarily related to an increase in the valuation allowance against deferred tax assets, and $0.2 million in current tax provision. The deferred tax provision for the current period and the change in the effective tax rate between periods are primarily a result of an increase in the valuation allowance related to the book loss projected for the year, the provision of deferred tax liabilities related to indefinite lived intangible asset amortization for tax purposes and the allocation of income taxes to discontinued operations.

Discontinued Operations

Income (Loss) from Discontinued Operations, net

Discontinued operations in the three and nine months ended January 31, 2011 were the result of two separate transactions in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business.

(Loss) Gain on Disposal of Discontinued Operations, net

Our loss on disposal of discontinued operations in the three and nine months ended January 31, 2011 was the result of two separate transactions in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business. The $0.7 million gain on disposal of discontinued operations (net of tax) recorded in the nine months ended January 31, 2012 is due to the additional working capital adjustment recorded in the second quarter of fiscal year 2012, which related to our subsequent collection of receivable balances that were released to us for collection by the company formed by Pegasus Capital Advisors, L.P. and Intersection LLC as a part of the divestiture, as well as the working capital adjustment and other legal expenses recorded in the first quarter of fiscal year 2012.

Segment Reporting

	Three Months Ended January 31,
	2012	2011	2012	2011
	Revenues		Operating Income (Loss)
Eastern	$42.2	$40.9	$(1.0)	$(0.5)
Western	50.7	48.7	5.3	5.9
Recycling	10.9	10.8	0.6	1.3
Other	10.8	11.2	(0.5)	(0.4)
Total	$114.6	$111.6	$4.4	$6.3

	Nine Months Ended January 31,
	2012	2011	2012	2011
	Revenues		Operating Income (Loss)
Eastern	$132.2	$128.6	$(0.1)	$1.9
Western	167.2	162.1	24.2	28.3
Recycling	37.6	31.8	4.9	2.9
Other	34.6	34.0	(2.7)	(1.9)
Total	$371.6	$356.5	$26.3	$31.2

Eastern Region

The Eastern region experienced revenue growth for the three and nine months ended January 31, 2012 compared to the comparable prior fiscal year periods, increasing by $1.3 million, or 3.2%, and $3.6 million, or 2.8%. Revenue growth for the three months ended January 31, 2012 was driven largely by improved pricing and increased volumes related to landfill and transfer stations within disposal operations and processing and organics operations. This growth was offset by decreased collection volumes, decreased Maine Energy disposal volumes, decreased commodity volumes and unfavorable commodity prices.

Revenue growth for the nine months ended January 31, 2012 was also driven by improved pricing and increased volumes related to landfill and transfer stations within disposal operations and processing and organics operations. However, in the nine months ended January 31, 2012, collection volumes increased and commodity prices, which were unfavorable in the three months ended January 31, 2012, were favorable. This growth was offset by decreased Maine Energy disposal volumes and decreased commodity volumes. Additionally, for the nine months ended January 31, 2012 revenue growth was offset by a divestiture in the collection and disposal segments.

Eastern region operating income for the three and nine months ended January 31, 2012 decreased $0.5 million and $2.0 million, respectively, compared to the comparable prior fiscal year periods. Operating income decreased in the three months ended January 31, 2012 due to increased operating expenses associated with hauling, fuel, outside labor and vehicle maintenance, along with increased depreciation and landfill amortization expense. These operating expenses were offset partially by favorable revenue growth and reductions of disposal, facility and incentive compensation costs.

Operating income decreased in the nine months ended January 31, 2012 primarily due to the gain on sale of assets of $3.5 million recorded in the comparable prior fiscal year period, increased hauling and fuel costs, along with increased depreciation and bad debt expense, offset partially by favorable revenue growth and reductions of disposal, facility, incentive compensation and legal costs.

Western Region

Western region revenues for the three and nine months ended January 31, 2012 increased $2.0 million, or 4.1%, and $5.1 million, or 3.1%, compared to the comparable prior fiscal year periods. Revenue growth for the three months ended January 31, 2012 was driven largely by favorable pricing in all operations except for landfills within disposal operations, increased volumes related to processing operations and transfer station and landfills within disposal operations, increased commodity volumes and acquisitions. This growth was offset by unfavorable commodity prices and decreased collection and transportation volumes.

Revenue growth for the nine months ended January 31, 2012 was driven by favorable pricing in all operations except for landfills within disposal operations, increased volumes related to processing operations and transfer station and transportation within disposal operations, increased commodity volumes, favorable commodity prices and acquisitions. This growth was offset by decreased collection and landfill volumes.

Western region operating income for the three and nine months ended January 31, 2012 decreased by $0.6 million and $4.1 million, respectively, compared to the comparable prior fiscal year periods. The reduction of operating income for the three months ended January 31, 2012 is primarily due to increased operating expenses related to hauling, labor, fuel, facility, vehicle maintenance, leachate disposal and landfill operating costs, along with increased depreciation expense and landfill amortization. These increased operating expenses were partially offset by favorable revenue growth and decreased disposal and incentive compensation costs.

Operating income decreased in the nine months ended January 31, 2012 primarily due to increased hauling, labor, fuel, facility, vehicle maintenance, leachate disposal and landfill operating costs, along with increased depreciation expense, offset by favorable revenue growth and decreased disposal, incentive compensation and landfill amortization costs.

Recycling

Recycling revenues increased $0.1 million, or 0.9%, when comparing the three months ended January 31, 2012 to the comparable prior fiscal year period driven primarily by volume increases of $1.5 million significantly offset by unfavorable commodity pricing of $1.4 million. Recycling revenues increased $5.8 million, or 18.2%, when comparing the nine months ended January 31, 2012 to the comparable prior fiscal year period driven primarily by favorable commodity pricing of $5.9 million partially offset by volume decreases of $0.1 million.

Recycling operating income for the three months ended January 31, 2012 decreased by $0.7 million compared to the comparable prior fiscal year period due primarily to limited revenue growth associated with unfavorable commodity prices and increased operating expenses related to labor, facility and marketing costs, along with increased bad debt and depreciation expense, offset by favorable recycled material costs.

Recycling operating income for the nine months ended January 31, 2012 increased by $2.0 million compared to the comparable prior fiscal year period due primarily to improved revenues associated with favorable commodity prices. Revenue growth for the nine months ended January 31, 2012 was offset by unfavorable recycled material costs and increased operating expenses related to vehicle maintenance, marketing and facility costs, along with increased bad debt and depreciation expense.

Other

Other revenues decreased $0.4 million, or 3.6%, when comparing the three months ended January 31, 2012 to the comparable prior fiscal year period driven by volume declines from major customer accounts, partially offset by increased transportation volumes. Other revenues increased by $0.6 million, or 1.8%, when comparing the nine months ended January 31, 2012 to the comparable prior fiscal year period driven by increased transportation volumes, partially offset by volume declines from major customer accounts.

Other operating income for the three months ended January 31, 2012 remained consistent compared to the comparable prior fiscal year period, decreasing by $0.1 million with decreased operating expenses related to hauling and equity compensation being more than offset by decreased revenues and increased operating expenses related to incentive compensation. Other operating income for the nine months ended January 31, 2012 decreased $0.8 million compared to the comparable prior fiscal year period due primarily to favorable revenue growth related to improved transportation volumes and decreased operating expenses related to hauling and equity compensation being more than offset by increased operating expenses associated with incentive compensation, consulting, and legal settlements.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures are broadly defined as pertaining to either growth, maintenance or acquisition activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions and new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of organic business growth, as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence. Acquisition capital expenditures are defined as costs of equipment added directly as a result of new business growth related to an acquisition.

We had a net working capital deficit of $20.5 million at January 31, 2012 compared to a deficit of $13.3 million at April 30, 2011. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $7.2 million decrease in net working capital related largely to a $6.9 million decrease in accounts receivable, net, a $2.7 million decrease in the current portion of deferred income taxes, a $3.0 million increase in current accrued capping, closure and post-closure costs, a $2.8 million increase in accounts payable, offset partially by a $1.3 million increase in refundable income taxes, a $1.1 million increase in prepaid expenses, a $1.3 million decrease in accrued interest, a $0.7 million decrease in other accrued liabilities and a $3.8 million decrease in income taxes payable.

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

As of January 31, 2012, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended January 31, 2012	Covenant Requirements at January 31, 2012
Total funded debt / Bank-defined cash flow metric (1)	4.72	4.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.75	3.00 Max.
Interest coverage	2.42	2.35 Min.

(1)

Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, January 31, 2012. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended January 31, 2012
Net cash provided by operating activities	$51.0

Changes in assets and liabilities, net of effects of acquisitions and divestitures	1.6
Gain on sale of property and equipment and assets	1.0
Stock based compensation, net of excess tax benefit on exercise of options	(0.6)
Environmental remediation charge	(0.5)
Asset impairment charge	(3.7)
Bargain purchase gain	3.0
Interest expense plus amortization of premium on 9.75% senior subordinated notes less discount on senior secured term B loan and Second Lien Notes	43.9
Loss on debt refinancing	(7.4)
Benefit for income taxes, net of deferred taxes	(1.2)
Adjustments as allowed by Senior Secured Credit Facility Agreement	14.4

Bank - defined cash flow metric	$101.5

For the quarter ending April 30, 2012, the Total Funded Debt/Bank-defined cash flow metric covenant requirement will be reduced under the terms of the 2011 Revolver from a maximum of 4.75 to a maximum of 4.50. Based on the low end of the range of results forecasted by us for the quarter ending April 30, 2012, we have been working with our lenders to amend the terms of the 2011 Revolver to give us additional flexibility under this covenant. We believe that we will be able to procure such an amendment at a reasonable cost.

In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2012 we were in compliance with all covenants under the indenture governing the 2011 Revolver and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

Further advances were available under the 2011 Revolver in the amount of $109.4 million as of January 31, 2012. The available amount is net of outstanding irrevocable letters of credit totaling $51.1 million as of January 31, 2012, at which date no amount had been drawn.

Second Lien Notes.  As of January 31, 2012, we had $180.0 million aggregate principal amount of 11% Second Lien Notes outstanding. The Second Lien Notes will mature on July 15, 2014, and interest accrues at the rate of 11% per annum. Interest is payable semiannually in arrears on January 15, and July 15 of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

Although the Second Lien Notes do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2012, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

2019 Notes.  As of January 31, 2012, we had outstanding $200.0 million of the 2019 Notes. The 2019 Notes will mature on February 15, 2019, and interest accrues at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2012, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

Maine Bonds.  On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Finance Authority of Maine (the “Authority”) of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and were enhanced by an irrevocable, transferable direct-pay letter of credit issued by a bank. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the $25.0 million Bonds. The mandatorily tendered Bonds (the “Converted Bonds”) were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3.6 million of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds mature on January 1, 2025. We expect to record a charge of approximately $0.3 million as a loss on debt extinguishment in the fourth quarter of fiscal year 2012 related primarily to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds. As of January 31, 2012, we had outstanding $25.0 million of the Bonds.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the nine months ended January 31, 2012 and 2011, respectively (in millions):

	Nine Months Ended
	January 31,
	2012	2011
Net cash provided by operating activities	$49.7	$45.9
Net cash used in investing activites	$(60.2)	$(38.3)
Net cash provided by (used in) financing activities	$9.1	$(2.1)

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $3.8 million to $49.7 million for the nine months ended January 31, 2012 from $45.9 million for the nine months ended January 31, 2011. The most significant items affecting the change in our operating cash flows for the nine months ended January 31, 2012 and 2011 are summarized below:

•

Loss from continuing operations. Our loss from continuing operations increased $21.1 million to ($29.2) million for the nine months ended January 31, 2012 from ($8.1) million for the nine months ended January 31, 2011. During the nine months ended January 31, 2012, we recorded a $10.7 million non-cash impairment charge related to our investment in GreenFiber and a $6.4 million loss from equity method investment, $5.1 million of which related to GreenFiber writing off their goodwill. These charges combined with a $3.5 million non-cash gain on sale of assets in the nine months ended January 31, 2011, which directly improved the results from continuing operations, largely make up the unfavorable change in loss from continuing operations period-over-period.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was favorably impacted $2.0 million in the nine months ended January 31, 2012 by changes in our assets and liabilities. This change is driven by favorable impacts related to our accounts receivable, which is affected by both revenue changes and timing of payments received, and accounts payable, which is effected by both cost changes and timing of payments. This favorable change was offset by unfavorable impacts related to prepaid expenses, inventories and other assets, which is affected primarily by the timing of payments, expense recognition, as well as cost changes, and accrued expenses and other liabilities, which is affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the nine months ended January 31, 2011, when our cash flow from operations was unfavorably impacted $1.9 million by changes in our assets and liabilities. The favorable $3.9 million change is due to the favorable $3.1 million impact associated with the change in accounts receivable and the $3.0 million change in accounts payable, offset by the ($1.2) million change in prepaid expenses, inventories and other assets and the ($1.0) million change in accrued expenses and other liabilities.

Net cash used in investing activities.  Net cash used in investing activities was $60.2 million in the nine months ended January 31, 2012 compared to $38.3 million in the nine months ended January 31, 2011. The most significant items affecting the change in our investing cash flows for the nine months ended January 31, 2012 and 2011 are summarized below:

•

Capital expenditures. Higher capital expenditures of $7.8 million in the nine months ended January 31, 2012 related primarily to recycling facility upgrades, a landfill gas to energy project and fleet replacement.

•	Payments on landfill operating lease contracts. Higher payments of $1.1 million for landfill operating lease contracts in the nine months ended January 31, 2012 due to the timing of payments.

•

Investments in unconsolidated entities. Cash payments of $4.1 million in the nine months ended January 31, 2012 related to our contributions of $0.6 million to Tompkins and AGreen and our additional $3.5 million contribution to GreenFiber.

•	Proceeds from the sale of assets. A decrease of $7.5 million in cash proceeds related to the sale of certain assets in Southeastern Massachusetts in the nine months ended January 31, 2011.

•

Acquisitions, net of cash acquired. During the nine months ended January 31, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2.3 million, including $2.1 million in cash and $0.2 million in holdbacks to sellers. During the nine months ended January 31, 2011, there were no business acquisitions.

Net cash provided by (used in) financing activities. Net cash provided by (used) in financing activities was $9.1 million for the nine months ended January 31, 2012 compared to ($2.1) million in the nine months ended January 31, 2011. The most significant items affecting the change in our financing cash flows for the nine months ended January 31, 2012 and 2011 are summarized below:

•	Debt activity. Decreased debt borrowings of $6.2 million more than offset by decreased payments of $16.9 million in the nine months ended January 31, 2012.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the second quarter of fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013.The forecasted transaction will be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014.

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

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of January 31, 2012, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indentures governing the Second Lien Notes, Section 2.19 of the 2019 Notes and, effective February 1, 2012, the provisions of the Converted Bonds, no beneficial holder of the Second Lien Notes, 2019 Notes and/or Converted Bonds is permitted to knowingly acquire Second Lien Notes, 2019 Notes and/or Converted Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of Second Lien Notes, 2019 Notes and Converted Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the Second Lien Notes, 2019 Notes and Converted Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of January 31, 2012, that dollar amount, which excludes the Converted Bonds, was $44.7 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $92.0 million of long-term debt at January 31, 2012. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.1% at January 31, 2012. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013. The forecasted transaction will be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014. The forecasted transaction is expected to occur between July 15, 2012 and October 31, 2012 as these notes become callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the LIBOR index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016, which is when the 2011 Revolver becomes due.

Commodity price volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”) and old newsprint (“ONP”), plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of January 31, 2012, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% in the quarter ended January 31, 2012, management’s estimate of the impact on our operating income for such quarter is between $0.1 million and $0.3 million. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.  CONTROLS AND PROCEDURES

a)                                      Evaluation of disclosure controls and procedures.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)                                     Changes in internal controls.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NCES and the Town of Bethlehem (the “Town”) have been engaged in prolonged zoning litigation over NCES’s expansion of the landfill. There were two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001 and a zoning enforcement action initiated by the Town on February 2, 2009. On February 5, 2010, the court granted NCES’s motion to consolidate the remanded action with the enforcement action. The trial of the consolidated actions was set for March 2012. On October 17, 2011, NCES and the Town held mediated settlement discussions and reached an agreement in principle for the settlement of the litigation between them. The parties then entered into a formal settlement agreement dated as of November 22, 2011. The settlement was conditioned upon approval of a modification of the town’s zoning by the town’s voters at a specially called town meeting. That meeting took place on January 17, 2012, and the zoning changes were approved by a wide margin. The settlement became effective immediately upon approval of the zoning change.  Among other things, the settlement results in an expansion of the area in which landfilling is a permitted use, payment of host community fees to the town, and provision of curbside pickup of residential municipal solid waste and recyclables at no charge to the town or its residents for the life of the landfill. The litigation with the Town was dismissed with prejudice on January 23, 2012.

On April 29, 2010, NCES filed an application with NHDES to modify its Stage IV permit to develop nearly all of the remaining undeveloped capacity under that permit. On August 27, 2010, NHDES granted the permit modification, thereby authorizing NCES to develop Stage IV, Phase 2, of the landfill, comprising approximately one million cubic yards of disposal capacity. There was an administrative appeal of this approval filed with the New Hampshire Waste Management Council by a group of local citizens that sought to invalidate the approval. NCES sought and obtained dismissal of this appeal on the ground that the appellants lack standing to bring it. On February 14, 2011, NHDES issued construction approval for Stage IV, Phase 2-A, of the landfill, and construction commenced shortly thereafter. The group of local citizens who had appealed the August 27, 2010, permit modification also appealed the construction approval to the Waste Management Council. NCES sought and obtained dismissal of this appeal on the grounds it was untimely filed. The local citizens have sought rehearing of the dismissal of both of their appeals, and both motions for rehearing were denied in January 2012. Appeals from decisions of the Waste Management Council are directly to the New Hampshire Supreme Court and must be filed within thirty days of the denial of a motion for rehearing. Acceptance of any such appeals is within the court’s discretion. The filing of an appeal of a NHDES approval does not suspend or otherwise affect the approval. Accordingly, NCES has completed the construction of the Stage Ic, Phase 2-A capacity at the Landfill. The local citizens, who had appealed the February 14, 2011 construction approval to the Waste Management Council, had until February 8, 2012 to appeal the dismissal of their administrative appeal to the New Hampshire Supreme Court and they did not file a timely notice of appeal. This leaves the potential appeal to the New Hampshire Supreme Court of the Waste Management Council’s dismissal of the administrative appeal of the August 27, 2010 approval as the only litigation involving NCES that is not yet resolved with finality.

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

On December 11, 2009, the Worcester County Superior Court dismissed the plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we filed a joint motion with the Southbridge BOH to dismiss that appeal, contending that the appeal was filed late and is subject to dismissal as a matter of law. On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal would be heard by the Massachusetts Supreme Judicial Court, upon its own motion. This hearing occurred on October 4, 2011 and on January 10, 2012 the Supreme Judicial Court issued an opinion dismissing Plaintiff’s action and finding for the Southbridge Board of Health and Southbridge Recycling and Disposal Park on all counts. On January 12, 2012, without explanation, the Supreme Judicial Court “withdrew” this opinion. On February 22, 2012, the Supreme Judicial Court reissued an opinion in the matter, finding for the Southbridge Board of Health and Southbridge Recycling and Disposal Park on three of the four issues, including a decision on the merits of the plaintiff’s case in favor of the Board, in the Court’s words, to “bring a final resolution to this case.”  The case was remanded to the Worcester Superior Court for entry of a judgment of dismissal for lack of standing.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca (the “Town of Seneca”), New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town of Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants, alleging that we and the County breached obligations to the Town of Seneca under both the Host Agreement and the OMLA. The Town of Seneca’s complaint alleged a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. In September 2011, we, the County and the Town of Seneca executed a global settlement, and the Town of Seneca’s suit was dismissed with prejudice. Under the terms of the settlement, we provided certain construction materials to the Town of Seneca valued at $0.1 million and engineering studies completed to date valued at $0.3 million, thus recording a charge against operations amounting to $0.4 million in the second quarter of fiscal year 2012. We also established a protection plan whereby we agree to reimburse certain Town of Seneca residents for approved costs to repair septic systems. Our exposure under this protection plan shall not exceed $0.1 million.

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

We worked with the AG to resolve these technical violations of the AOD, and reached an agreement on August 12, 2011 with the AG for us to pay a civil penalty in the amount of $1.0 million, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount was recorded in the first quarter of fiscal year 2012 and all payments to the AG have been timely made by us. A Revised Final Judgment of Consent and Order was entered on August 15, 2011 (the “Revised Order”) by the Vermont Superior Court Washington Unit, Civil Division. The Revised Order extended some of the conditions of the AOD for ten years from entry of the Revised Order, and requires us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers comply with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. If necessary, we will aggressively defend against this claim in arbitration and/or the courts. Pursuant to the terms of the settlement no cash payout is required. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. We believe that until the terms of the settlement are fully agreed upon and executed and the arbitration dismissed, a loss in the range of zero to $3.2 million is still reasonably possible but not probable.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the drafting of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimates that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2012. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted extensive comments. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the estimated present worth cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with the earlier ROD that had been rescinded.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.31%). At January 31, 2012 and April 30, 2011, we have recorded liabilities amounting to $5.2 million and $5.1 million, respectively, including the recognition of $0.03, $0.03, $0.1, and $0.1 million of accretion expense in the three and nine months ended January 31, 2012 and 2011, respectively.

In September 2011, DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will, however, be paid in stocks and warrants of the “new” GM. There is at this time no way to accurately estimate when these claims will be paid or what the value of the actual recovery will be and we have not assumed that the payment of these claims will materially reduce our exposure.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K for the year ended April 30, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of January 31, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2011, other than the risk that, without an amendment from our lenders, we may not be in compliance with the Total Funded Debt/Bank-defined cash flow metric covenant requirement under our 2011 Revolver as of the end of the fourth fiscal quarter. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.  EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: March 2, 2012	By:	/s/ Edwin D. Johnson
Edwin D. Johnson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1 +	First Amendment to FAME Financing Agreement.
10.2 +	FAME Guaranty Agreement.
12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.
32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

** - Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended January 31, 2012 and 2011, (ii) Consolidated Balance Sheets at January 31, 2012 and April 30, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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