Form 10-K
period 2012-04-30
CASELLA WASTE SYSTEMS INC
filed 2012-06-28
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2011 was $162,961,956. The Company does not have any non-voting common stock outstanding.

There were 25,996,371 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at May 31, 2012. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at May 31, 2012.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to executive officers of the Company, which is set forth under Part I—Business—“Executive Officers of the Company” and with respect to certain equity compensation plan information which is set forth under Part III—“Equity Compensation Plan Information”) have been omitted from this Annual Report on Form 10-K because the Company expects to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

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

•                  the projected development of additional disposal capacity or expectations regarding permits for existing capacity;

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

ITEM 1.  BUSINESS

Overview

Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal, and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling, and organics services. We operate in six states - Vermont, New Hampshire, New

York, Massachusetts, Maine, and Pennsylvania, with our headquarters being located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

As of May 31, 2012, we owned and/or operated 32 solid waste collection operations, 31 transfer stations, 17 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities, one landfill permitted to accept construction and demolition, or C&D, materials and one waste-to-energy facility. We also hold 50% membership interests in US GreenFiber LLC (“GreenFiber”), a joint venture that manufactures, markets and sells cellulose insulation made from recycled fiber, and Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, New York and processes and sells commodities delivered to the facility, a 51% membership interest in Casella-Altela Regional Environmental Services, LLC (“CARES”), a joint venture that develops, owns and operates water treatment projects for the natural gas drilling industry in Pennsylvania and New York and can also be used to treat leachate at our landfills, a 19.9% ownership interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure contractual performance for municipal solid waste, or MSW, collection contracts and landfill closure and post-closure obligations, an 11.9% membership interest in AGreen Energy LLC (“AGreen”), a joint venture that brings advanced nutrient management, renewable energy, and water technologies to small and medium sized farms, a 6.2% ownership interest RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, and a 6.3% ownership interest in GreenerU, Inc. (“GreenerU”), a company that delivers energy and sustainability solutions to the college, university and preparatory school markets.

Strategy

Our goal is to build a sustainable and profitable company by transforming traditional solid waste streams into renewable resources. We believe that global competition for limited resources is creating significant business opportunities for companies that can sustain and extract value—in the form of energy and raw materials—from resources previously considered an irretrievable waste stream. Since the opening of our first recycling facility in Vermont in 1977, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. We strive to create long-term value for all stakeholders, which include customers, employees, communities, and shareholders, by helping them manage their resources in a sustainable and financially sound manner.

Our key objective is to maximize long-term shareholder value through a combination of financial performance and strategic asset positioning. Annually, we complete a comprehensive strategic planning process to recalibrate our strategic objectives and current asset mix against our current market environment. This process helps the management team allocate resources to a range of business opportunities to maximize long-term financial returns and competitive positioning. As part of the strategic review, business activities have been classified into four categories: “Core operations”, “Catalyst activities”, “Complementary activities”, or “Strategic Non-fits.”

Core operations are the primary divers of our long-term financial success, and include our collection, landfill, and MSW processing operations. These are operations that we would look to expand. Catalyst activities are businesses or investments that enhance growth in the Core operations, such as sludge processing or water treatment. Complimentary activities are businesses or investments intended to leverage existing assets to improve performance, such as landfill gas-to-energy facilities. We would not look to grow Complimentary activities unless it was to further enhance returns on existing assets or to take advantage of existing assets and infrastructure to support growth in our Core operations. Strategic Non-fits are activities that no longer enhance or complement the Core operations and may be divested at the appropriate time, such as Maine Energy Recovery Company (“Maine Energy”) or our investments in GreenFiber and RecycleRewards.

In fiscal year 2013, our strategy will remain similar to that of fiscal year 2012, with a focus on improving performance of base operations and increasing cash flow generation through: (1) profitable revenue growth and pricing initiatives; (2) cost controls and operating efficiencies; (3) landfill development initiatives; and (4) balance sheet management.

Profitable revenue growth and pricing initiatives

In late fiscal year 2011, we reorganized the solid waste sales organization by moving revenue generation and sales force reporting responsibility to the regional and divisional management teams, implementing customer profitability analytical tools and realigning the sales incentive compensation programs.

By placing revenue generation and customer responsibility with local teams, each team is able to more quickly react to local conditions, cross-sell customers with differentiated resource transformation solutions (e.g., Zero-Sort Recycling® and organics offerings), help to steward local marketing programs and retain more existing business. The shared services model discussed below has helped to create additional margin for these managers, so they can focus more of their time on revenue generation.

Our team has developed and implemented a comprehensive customer profitability tool that allows our pricing team, division managers, and sales force to calculate the profitability of all of our collection customers. This tool, combined with our knowledge of local markets, has enabled our team to begin addressing customer pricing at a granular level, implementing larger price increases for customers who do not meet our return metrics and smaller price increases on higher margin customers to cover increased cost inflation.

To implement these pricing programs, we changed the sales incentive compensation structure in late fiscal year 2011. Commissions are now directly tied to the profitability of each sales person’s book of business. By making this change, we incentivized our sales people to price customers appropriately, to work to retain existing high margin customers and to work with operating teams to reduce costs.

These pricing and compensation initiatives worked well and we recognized 2.6% price growth in the collection line-of-business for fiscal year 2012.

As part of the restructuring of our sales efforts, we moved price increases from an annual process to a core process that a divisional team examines frequently. We believe that this move to a core process positions us well going forward to continue to yield pricing of 50 basis points above the consumer price index.

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

During fiscal year 2012, our Recycling operating segment had strong same store volume increases as residential and commercial customers continued to adopt our Zero-Sort Recycling programs. Zero-Sort Recycling makes it easier for customers to recycle, thereby driving recycling participation and yields. This growth far outpaced the regional economy and further validates our market strategy to differentiate our service offerings through resource renewal options such as Zero-Sort Recycling.

Cost controls and operating efficiencies

We continue to identify and implement best practices throughout the entire organization through standardized continuous improvement programs. The goals of these programs are to enhance customer service, increase safety for employees and reduce operating and administrative costs. We have implemented continuous improvement programs in safety, productivity, maintenance, environmental compliance, procurement, customer care and back-office functions.

In fiscal year 2012, we expanded our cost control efforts from the previous year, with a focus on reducing back-office expenses further through the new shared services center, reducing expenses through the consolidation of two of our solid waste operating regions into the new Western region and through fleet efficiency programs. We plan to continue each of these efforts in fiscal year 2013.

We launched a new shared services center in late fiscal year 2010, with the goals of improving customer care, simplifying customer interactions, improving our sales performance on standardized products such as roll-off containers, implementing new streamlined information technology tools, consolidating decentralized functions into one center and reducing costs. The initial focus on the shared services model was to centralize customer care and improve the service level to our customers. By the end of fiscal year 2012, we had integrated 100% of our hauling divisions into the customer care center and had substantially achieved the performance goals that we set for the center. Our customer care, sales/marketing, operating, and information technology teams have worked to introduce a number of customer centric tools to more effectively manage our customer relationships.

In fiscal year 2011, we began the second phase of the shared services center transition by consolidating all of our cash application functions into the center and introducing the necessary systems and technologies to automate the majority of our customer payments.  In fiscal year 2012, we successfully consolidated accounts payable, collections and information technology operations into the center.

The fleet efficiency programs focus on dynamic fleet routing, on-board computers, front-load conversions, container upsizing, long-haul optimization and driver incentive pay with the purpose of reducing labor costs and operating hours. In fiscal year 2012, we introduced on-board computer technology to roughly half of our locations and we plan to roll out the system to our remaining sites in fiscal year 2013. The on-board computer systems help us to dynamically route our trucks to continuously improve route structure, while automatically providing critical service time and weight data for our customer profitability analytics.

Landfill Development Initiative

One of our long term goals has been to add disposal capacity to the solid waste franchise both to strengthen market position and to create a sustainable long-term foundation for the business.

We have made great strides in executing the landfill development growth strategy by adding significant total and annual permitted disposal capacity within our solid waste footprint, primarily through operating contracts for publicly-owned landfills. Since 2003, total and annual disposal capacity additions resulted from: (1) the addition of five landfills (Southbridge landfill in Massachusetts, Ontario County landfill in New York, Juniper Ridge landfill in Maine, Chemung County landfill in New York, and, most recently, McKean County landfill in Pennsylvania); and (2) permit expansions at existing landfills.

In fiscal year 2011, we acquired the McKean County, Pennsylvania landfill out of bankruptcy proceedings. This landfill adds important capacity to our Western region and will allow us to better balance annual tonnages against landfill permit levels.

Since April 30, 2003, we have added 88.4 million tons of permitted and permittable total landfill capacity to the solid waste business, bringing the total landfill capacity to 118.0 million tons as of April 30, 2012.  During this same period, we also added 1.8 million tons of annual disposal capacity, bringing the total to 3.2 million tons as of April 30, 2012.

In fiscal year 2012, we had important positive outcomes in legal and administrative proceedings at three of our landfills that position us well to improve cash flows and returns:

•                  In November 2011, we received a minor modification from the New York Department of Environmental Conservation to increase the annual permit at the Chemung County landfill by sixty thousand tons per year to approximately 0.3 million tons per year. This site is well positioned from a transportation standpoint from New York City and also is located close to the Marcellus Shale drilling activity in northern Pennsylvania.

•                  In January 2012, the Town of Bethlehem, New Hampshire voters approved a zoning change and resultant settlement of on-going litigation, allowing an expansion of approximately 1.7 million tons at our North Country Environmental Services landfill.

•                  In February 2012, the Massachusetts Department of Environmental Protection issued a permit to increase the annual limit at the Southbridge Sanitary Landfill by approximately 0.1 million tons per year to 0.3 million tons per year of MSW. Also in February, the Massachusetts Supreme Judicial Court reissued an opinion dismissing an appeal filed by several 10-citizen groups contesting the 2008 Site Assignment for Southbridge Sanitary Landfill. The appeal was dismissed on its merits and the court stated that their decision brings final resolution to the case. The Southbridge landfill is well positioned in the capacity constrained Massachusetts market.

We remain focused on increasing free cash flow and generating an enhanced return on invested capital at the landfill sites by maximizing annual permitted capacity and optimizing flows of waste across the northeast to obtain better integration and asset profitability.

Balance Sheet Management

To further improve our free cash flow and operating performance, we are focused on balance sheet management, including debt refinancing, prudent deployment of capital, selective acquisitions and divestitures.

In fiscal year 2013, we plan to refinance our 11% senior second lien notes due July 15, 2014 (the “Second Lien Notes”). While the success of this refinancing is highly dependent upon the health of the broader capital markets, we believe that we can reduce our interest costs with a new lower cost debt instrument.

Our deployment of capital has evolved with our business strategy over the past five years from an emphasis on growth investments, primarily in long-term landfill capacity, to an approach that focuses on free cash flow generation from base operations with limited investments in high return resource transformation solutions.

From fiscal year 2003 to fiscal year 2007, we invested approximately $177.5 million of capital to acquire and develop strategically located landfill capacity. Capital spending was elevated during this period as we built-out 25- to 30-year infrastructure and met contractual obligations associated with operating leases at certain of the landfill facilities. The heightened growth capital investment for existing landfill development projects was largely completed by the end of fiscal year 2007 when the focus shifted to extracting appropriate returns from the invested capital. The landfill capacity added to the business is the foundation of today’s integrated solid waste strategy, and these sites will serve as a platform for emerging resource transformation programs into the future.

We shifted our capital strategy over the past several years to focus on three main areas: (1) improving the mix of base operations through divestitures and acquisitions; (2) implementing operating programs that improve capital efficiency and asset utilization; and (3) pursuing select strategic investment opportunities in waste transformation and resource optimization. We remain focused on these three goals in fiscal year 2013.

After the divestiture of our non-integrated recycling assets and select intellectual property assets in late fiscal year 2011, we continue to explore divestiture opportunities. As discussed earlier, we have three assets - Maine Energy, our investment in GreenFiber, and our investment in RecycleRewards - that we classify as strategic non-fits that we may divest to improve operating performance and reduce leverage. On March 30, 2012, we entered into a Memorandum of Understanding with the City of Biddeford, pursuant to which we agreed on a tentative sale of Maine Energy to the City of Biddeford, subject to agreement on final terms and documentation, to be negotiated in good faith, satisfaction of conditions precedent and closing.

Over the past several years, we have selectively invested growth capital in high-return opportunities that enhance our ability to support emerging customer and market needs in waste transformation and resource optimization. The investment strategy seeks to leverage core competencies in materials processing, organics, and clean energy to create additional value from the waste stream. We believe that these investments in Zero-Sort Recycling, landfill gas-to-energy, and organic waste solutions position us well for the evolution of the industry from waste management to resource management.

As a key strategy to improve existing asset utilization and to advance our resource transformation strategy, we have invested in five Zero-Sort Recycling facilities. We branded our recycling process to differentiate the high quality end-use commodities produced as the result of our innovative approach. With Zero-Sort Recycling, a customer can commingle all of their recyclables (paper, cardboard, plastics, metals, and glass) into a right sized residential container or commercial dumpster. By making it easier for a customer to recycle, we increase recycling participation and yields, thereby increasing volumes through the Zero-Sort Recycling facilities and increasing asset utilization.

We now have landfill gas-to-energy facilities at six of our landfills, with four of the landfill gas-to-energy facilities owned and operated by us and two owned and operated by partners. As discussed earlier, we consider the landfill gas-to-energy facilities to be complementary to our core landfill assets because they extract additional value from the landfill methane and support our low-emission landfill model.

Our organics team has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. We recently introduced our Earthlife® soils products into the retail market, and we continue to offer a full array of recycled organic fertilizers, composts, and mulches that help our customers close the loop with organic waste streams. We have also recently invested in and partnered with AGreen, an innovative firm that is building small anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.

Solid Waste Operations

Our solid waste operations comprise a full range of non-hazardous solid waste services, including collections, transfer stations, MRFs and disposal facilities.

Collections.  A majority of our commercial and industrial collection services are performed under one- to three-year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.

Transfer Stations.  Our transfer stations receive, compact and transfer solid waste collected primarily by our various residential and commercial collection operations, for transport to disposal facilities by larger vehicles. We believe that transfer stations benefit us by: (1) increasing the size of the wastesheds which have access to our landfills; (2) reducing costs by improving utilization of collection personnel and equipment; and (3) helping us build relationships with municipalities and other customers by providing a local physical presence and enhanced local service capabilities.

Material Recovery Facilities.  Our MRFs receive, sort, bale and resell recyclable materials originating from the MSW stream, including newsprint, cardboard, office paper, containers and bottles. We operate six MRFs in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Our MRFs, two of which are located in Vermont, two in Massachusetts and two in New York, are large-scale, high-volume facilities that process over 0.4 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate MRFs as an integral part of our core solid waste operations, which generally process recyclables collected from our various residential collection operations.

Disposal Facilities.  We dispose of solid waste at our landfills and at our waste-to-energy facility.

Landfills.  The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, as of April 30, 2012, 2011 and 2010, for landfills we operated during the fiscal years then ended:

	April 30, 2012			April 30, 2011			April 30, 2010
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	41,678	79,194	120,872	36,411	66,661	103,072	38,244	59,673	97,917
Acquisitions, divestitures and closures	—	—	—	2,392	—	2,392	—	—	—
New expansions pursued(3)	—	—	—	—	7,255	7,255	—	8,728	8,728
Permits granted(4)	—	—	—	1,124	(1,124)	—	174	(174)	—
Airspace consumed	(3,238)	—	(3,238)	(3,257)	—	(3,257)	(3,074)	—	(3,074)
Changes in engineering estimates(5)	1,153	(779)	374	5,008	6,402	11,410	1,067	(1,566)	(499)
Balance, end of year	39,593	78,415	118,008	41,678	79,194	120,872	36,411	66,661	103,072

(1)                                     We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons generally by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits place a daily and/or annual limit on capacity.

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

(3)                                     The increase in fiscal year 2010 was associated with expansions at our Hyland and Chemung landfills, partially offset by a reduction of expansions pursued at the Ontario landfill site.  In our fiscal year 2011, the increase was partially attributable to new expansions pursued at our Waste USA and NCES landfill sites.

(4)                                     The increase in permitted airspace capacity in fiscal year 2011 was the result of permits received at our NCES landfill site.

(5)                                     The increase in airspace capacity in fiscal year 2011 was the result of a positive compaction effect due to a change in waste mix inside of the three year average, which is primarily the result of drill-cutting materials received at our Western region landfills.

NCES.  The North Country Environmental Services (“NCES”) landfill in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is currently permitted to accept MSW and C&D material. Since the purchase of this landfill in 1994, we had experienced opposition from the Town of Bethlehem (the “Town”) through the enactment of restrictive local zoning and planning ordinances. However, based on a series of agreements reached with the Town during calendar year 2011, which agreements were approved at a Town meeting on January 17, 2012, we have received all approvals from the Town necessary to operate the landfill over an expanded footprint for an extended period of time (estimated at 20 years or more), subject to periodic approval of minor permit modifications from the New Hampshire Department of Environmental Services. All litigation between the Town and us was dismissed with prejudice, upon joint motion of the parties. See Item 3, Legal Proceedings, of this Form 10-K.

Waste USA.  The Waste USA landfill in Coventry, Vermont serves the major wastesheds throughout Vermont. The landfill is permitted to accept residential and commercially generated MSW, pre-approved sludges, soils, and C&D material. Since our purchase of this landfill in 1995, we have expanded its capacity, which we expect to last through approximately fiscal year 2050.

Clinton County.  The Clinton County landfill is located in Schuyler Falls, New York and serves the wastesheds of Clinton, Essex, Warren, Washington and Saratoga Counties in New York, and certain contiguous Vermont wastesheds. This landfill is permitted to accept residential and commercially generated MSW, C&D material and special waste which is approved by regulatory agencies. In fiscal year 2009, the facility received a permit for a multi-year landfill expansion, which will provide considerable additional volume. The Clinton County site commenced operations of a landfill gas-to-energy facility in fiscal year 2009 and has the capacity to generate 6.4mW/hr of energy.

Juniper Ridge.  On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. The site is located on approximately 780 acres, with 68 acres currently dedicated for waste disposal. The site has sufficient acreage to permit the additional airspace required for the term of the 30-year operating and services agreement. The site is currently permitted to take waste originating from Maine, consisting of C&D material, ash from MSW incinerators and fossil fuel boilers, front end processed residuals and bypass MSW from waste-to-energy facilities, treatment plant sludge and biosolids, sandblast grits, oily waste and oil spill debris, and other approved special wastes from within Maine. There are no annual tonnage limitations at Juniper Ridge landfill.

Southbridge.  On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal owns a 13-acre recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate a 146-acre landfill currently permitted to accept residuals from the recycling facility and MSW. In June 2008, the Southbridge, Massachusetts Board of Health modified the landfill site assignment to allow the site to receive MSW from communities other than Southbridge and to increase the annual disposal volume from approximately 0.2 million tons per year to approximately 0.4 million tons per year. In May 2010, we received a permit from the Massachusetts Department of Environmental Protection which allowed the facility to accept approximately 0.2 million tons per year in total of C&D material and MSW without regard to the geographic origin of the waste. The Board of Health decision was appealed by opponents of the landfill and was decided in our favor by the Massachusetts Supreme Judicial Court in February 2012. See Item 3, Legal Proceedings, of this Form 10-K. In February 2012, we received a permit to accept 0.3 million tons of waste per year at the landfill.

Maine Energy Waste-to-Energy Facility.  We own a waste-to-energy facility, Maine Energy, which generates electricity by processing non-hazardous solid waste. Maine Energy provides us with important additional disposal capacity and generates power for sale. The facility receives MSW under long-term waste handling agreements and raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our collection operations. Maine Energy is contractually required to sell all of the electricity generated at its facility to Nextera Energy Power Marketing, LLC, an electric utility, and guarantees 100% of its electricity generating capacity to FPL Energy Power Marketing, Inc., both pursuant to a contract that was amended to extend its term to December 31, 2014 and is based on “day ahead” electricity prices. On March 30, 2012, we entered into a Memorandum of Understanding with the City of Biddeford, pursuant to which we agreed on a tentative sale of Maine Energy to the City of Biddeford, subject to agreement on final terms and documentation, to be negotiated in good faith, satisfaction of conditions precedent and closing.

Hyland.  The Hyland landfill, located in Angelica, New York, serves certain wastesheds located throughout western New York. The facility is permitted to accept residential, commercial and MSW, C&D material and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11 million cubic yards and we are currently seeking an additional 9.9 million cubic yards of permittable capacity. The landfill is currently permitted to accept approximately 0.3 million tons annually and has a minor modification pending with the New York State Department of Environmental Conservation to increase the annual capacity by 49%. In August 2008, the Hyland site commenced operation of a landfill gas-to-energy facility which has the capacity to generate 4.8 mW/hr of energy. The Hyland landfill benefits from waste in the form of drill cuttings from the Marcellus Shale natural gas extractions, which in fiscal year 2012 made up approximately 26% of the waste accepted at Hyland.

Ontario.  We entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both eastern and downstate New York markets. The site consists of approximately 380 total acres with additional potential expansions to allow for acceptance of an estimated total of 12.2 million tons. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.6 million tons to 0.9 million tons. The Ontario site also houses a single stream recycling facility and a landfill-gas-to energy plant, which has the capacity to generate 6.4 mW/hr of energy.

Hakes.  The Hakes C&D landfill in Campbell, New York is permitted to accept only C&D material. The landfill serves the rural wastesheds of western New York. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.3 million tons to 0.5 million tons.

Chemung.  We entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste, including the Chemung County landfill, which is located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both eastern and downstate markets. The site consists of approximately 38 active acres permitted to accept 0.1 million tons of MSW per year and 12.8 active acres permitted to accept approximately twenty thousand tons of C&D material per year. The landfill has further expansion capabilities of an additional 25 acres and an estimated 6.4 million tons.  In addition, in April 2010 we successfully negotiated an amendment to the management and lease agreement allowing the annual tonnage to be increased to 0.4 million tons per year, subject to regulatory approval. In September 2011, we were successful in securing a minor modification to the existing permit to allow for an additional annual increase of sixty-thousand tons of MSW.

McKean.  We acquired the McKean landfill, which was subject to bankruptcy reorganization, in February 2011.  This facility is located in Mount Jewitt, McKean County, Pennsylvania and serves the Pennsylvania northern tier and New York southern tier wastesheds. The facility consists of 131 acres, of which 52.1 acres are dedicated to landfilling, and has a daily permitted capacity to receive one thousand tons. The site has more than 3 million cubic yards of remaining airspace with future expansion capacity for an additional 30 million cubic yards. Also, the site has the capability to accept waste delivered by rail, including a daily limit of five thousand tons. We expect this site to benefit from the Marcellus Shale natural gas extractions in the wastesheds served by the landfill. Additionally, construction is underway at McKean for a water treatment facility to service natural gas drillers by treating water generated from drilling activities.

Closure Projects

In April 2005, we started closure operations at the Worcester, Massachusetts landfill, a closure project with approximately 0.2 million tons of available capacity as of April 30, 2012. In January 2006, we assumed the closure contract for this landfill. The Worcester landfill is not included in the preceding table of landfill capacity. Additionally, in fiscal year 2009, as part of a planned closure, we ceased operations at the Colebrook facility and began the process of capping and closing the site.

We also own and/or manage six unlined landfills and three lined landfills that are not currently in operation. All of these landfills have been closed and capped to applicable environmental regulatory standards by us.

Operating Segments

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale recycling operations and our commodity brokerage operations.  See Note 19 to our consolidated financial statements included under Item 8 of this Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment.

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

Through its six MRFs and one commodity brokerage operation, Recycling services four anchor contracts, which have original terms ranging from five to ten years and expire at various times through calendar year end 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region. The following table provides information about each operating segment (as of May 31, 2012 except revenue information, which is for the fiscal year ended April 30, 2012).

	Eastern Region	Western Region	Recycling
Revenues (in millions)	$172.9	$215.2	$47.9
Solid waste collection operations	12	20	—
Transfer stations	5	26	—
Recycling facilities	7	4	6
Subtitle D landfills	2	7	—
Other disposal facilities(1)	Maine Energy	Hakes	—

(1)                                  In addition to the disposal facilities shown above we operate the Worcester, Massachusetts landfill, a closure project with approximately 0.2 million tons of available capacity as of April 30, 2012.

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

We entered Maine in 1996 with the purchase of the assets comprising New England Waste Services of ME, Inc. in Hampden, Maine. The acquisition of KTI, Inc. in 1999 significantly improved disposal capacity in this region, as the acquisition included Maine Energy, and provided an alternative internalization option for solid waste assets in eastern Massachusetts. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine.

We entered eastern Massachusetts in fiscal year 2000 with the acquisition of assets that were divested by Allied Waste Industries (prior to its merger with Republic Services, Inc.) and through the acquisition of smaller independent operators. In this market, we rely to a large extent on third party disposal capacity. We believe that there is a greater opportunity to increase internalization rates and operating efficiencies in eastern Massachusetts facilities through the operating contract with the Town of Southbridge to operate the Southbridge landfill, which is currently permitted to accept up to a combined 0.3 million tons per year of C&D and MSW.

Western region

The Western region includes wastesheds located in Vermont, north and south western New Hampshire and eastern New York. The portion of eastern New York served by the Western region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties. Our Waste USA landfill in Coventry, Vermont is one of only two operating permitted Subtitle D landfills in Vermont, and our NCES landfill in Bethlehem, New Hampshire is one of only six operating permitted Subtitle D landfills in New Hampshire.

The Western region also consists of wastesheds in upstate New York, which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean. Our entrance into these wastesheds began with our acquisition of Superior Disposal Services, Inc.’s business in 1997 and has expanded largely through tuck-in acquisitions and internal growth. Our collection operations include leadership positions in nearly every rural market outside of the larger metropolitan markets such as Syracuse, Rochester, Buffalo and Albany.

While we have achieved strong market positions in the New York wastesheds, we remain focused on increasing our vertical integration through expansion of annual permitted capacity at existing landfills and densification of hauling businesses that can internalize waste to our landfills. With the ownership of the Hyland, Hakes and McKean County landfills and operation of the Ontario and Chemung County landfills, our strategy is to expand annual landfill permits to drive return on invested capital and cash flows. Future opportunities may exist to replicate our strategic partnerships with county and municipal governments for the operation and/or utilization of their landfills, and, subject to capital allocation, we expect that we would pursue these opportunities if they would enhance our shareholder returns.

Recycling

Our Recycling segment is one of the largest processors and marketers of recycled materials in the eastern United States, comprising 6 MRFs that process and then market recyclable materials that municipalities and commercial customers deliver to them under long-term contracts. Three of the six MRFs are leased, the other three are owned. In fiscal year 2012, the Recycling segment processed and/or marketed approximately 0.5 million tons of recyclable materials including tons marketed through our commodity brokerage operation. Recycling’s facilities are located in the states of Vermont, New York, Massachusetts, New Hampshire and Maine.

A significant portion of the material provided to Recycling is delivered pursuant to four anchor contracts. The anchor contracts generally have an original term of five to ten years and expire at various times through calendar year end 2028. The terms of each of the contracts vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. In approximately one-quarter of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage if certain other conditions are not met. Under the terms of the individual contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of the revenues from the sale by us of the recovered materials.

Our Recycling segment derives a significant portion of its revenues from the sale of recyclable materials. The purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions. We use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper, cardboard, plastics, aluminum and metals. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2012, 25% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts with floor prices. We also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices.

Casella-Altela Regional Environmental Services, LLC

In September 2011, we entered into a joint venture with Altela, Inc. to form CARES, a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York and can also be used to treat leachate at our lanfills. As a part of the joint venture, we acquired a 51% membership interest in CARES in exchange for an initial cash contribution to CARES of $1.3 million. Altela, Inc. made an initial contribution of equipment valued at $1.3 million and acquired a 49% membership interest in CARES. In the fiscal year 2012, we and Altela, Inc. made additional cash contributions, proportionate with our membership interests, of $0.6 million and $0.5 million, respectively, for the purchase of additional equipment and to fund operations. Income and losses of CARES are to be allocated to members based on membership interest percentage.

In accordance with Accounting Standards Codification (“ASC”) 810-10-15, we consolidate the assets, liabilities, noncontrolling interest and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in GreenFiber, a joint venture with Louisiana-Pacific Corporation (“LP”). GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations, which we acquired in our acquisition of KTI, with those of Louisiana-Pacific. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has eight manufacturing facilities, located in Delphos, Ohio; Elkwood, Virgina; Norfolk, Nebraska; Phoenix, Arizona; Tampa, Florida; Albany, New York; Waco, Texas; and Salt Lake City, Utah. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating newsprint costs, which generally represent approximately 27% of its raw material costs. We account for our investment in GreenFiber under the equity method of accounting.

In April 2011, we issued a guaranty of up to $1.5 million in support of GreenFiber’s amended and restated loan and security agreement in order to induce the lender to enter into a waiver and amend the agreement. In August 2011, we were required to increase the guaranty to up to $3.4 million and make an additional investment of $0.5 million in order to again induce the lender to enter into a waiver and amend the agreement.

On December 1, 2011, GreenFiber entered into a second amendment to its modified and restated loan and security agreement. Concurrent therewith, we made an additional investment of $3.0 million in GreenFiber and reduced our guaranty associated with the credit facility by $1.2 million to $2.2 million. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement.

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. The goodwill impairment analysis indicated that the carrying value of its reporting unit exceeded the fair value of its reporting unit, and GreenFiber determined that the entire amount of its goodwill was impaired. Consequently, we recorded our portion of the goodwill impairment charge of $5.1 million as loss on equity method investment in fiscal year 2012.

Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value.  The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10.7 million as impairment on equity method investment in fiscal year 2012.

In April 2012, we made an additional investment of $0.4 million in GreenFiber so that it could meet its quarterly debt covenants.

In May 2012, we and LP made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in GreenFiber’s modified loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Our investment in GreenFiber was $6.5 million and $23.1 million at April 30, 2012 and April 30, 2011, respectively.

Tompkins County Recycling, LLC

During fiscal year 2012, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”), a subsidiary of ReCommunity, LLC to form Tompkins, a joint venture that operates a MRF located in Tompkins County, New York and processes and sells commodities delivered to the MRF. In connection with the formation of Tompkins, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $0.3 million. FCR made an initial cash contribution of $0.3 million and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. Our investment in Tompkins amounted to $0.3 million at April 30, 2012. We account for our 50% membership interest in Tompkins using the equity method of accounting.

AGreen Energy, LLC

In fiscal year 2012, we entered into a renewable energy project operating agreement with AGreen. As a part of the agreement, we provide certain operation, maintenance and administrative services to, as well as procure organic materials that would otherwise be disposed of from, small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. In the first quarter of fiscal year 2012, we made an initial investment of $0.2 million in AGreen for a 5.1% membership interest. In the third quarter of fiscal year 2012, we made an additional contribution of $0.2 million in AGreen, increasing our membership interest to 11.9% and our investment to $0.4 million as of April 30, 2012. We account for this investment under the cost method of accounting.

RecycleRewards, Inc.

Our investment and ownership interest in RecycleRewards, a company that markets an incentive based recycling service, amounted to $4.5 million as of April 30, 2012 and 2011, respectively. Our common share interest in RecycleRewards was reduced from 8.2% to the current 6.2% in October 2011 due to an equity offering RecycleRewards made to a third party investor in October 2011 and the issuance of additional warrants by RecycleRewards. We account for this investment under the cost method of accounting.

Evergreen National Indemnity Company

Our investment and ownership interest in Evergreen, a surety company which provides surety bonds to us, amounted to $10.7 million, or 19.9%, as of April 30, 2012 and 2011, respectively. We account for our investment in Evergreen under the cost method of accounting.

GreenerU, Inc.

In March 2012, we entered into a strategic partnership agreement with GreenerU, a company that delivers an extensive array of energy and sustainability solutions to the college, university and preparatory school market in order to help those institutions reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects. As a part of the agreement, we will work with GreenerU to co-market our respective services to colleges, universities and preparatory schools in the area of waste, recycling, energy, composting, resource conservation and other appropriate sustainability initiatives. We made a $1.0 million investment in GreenerU through the purchase of preferred stock in two $0.5 million tranches, the first of which was closed in April 2012 and the second of which was closed in May 2012. As a result of our investment we had a 4.2% ownership interest and a $0.5 million investment in GreenerU as of April 30, 2012 and a 6.3% ownership interest and a $1.0 million investment in GreenerU as of May 31, 2012. We account for this investment under the cost method of accounting.

Competition

The solid waste services industry is highly competitive. We compete for collection and disposal volume primarily on the basis of the quality, breadth and price of our services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may also lead to reduced pricing for our services or the loss of business. In addition, competition exists within the industry for potential acquisition candidates.

The larger urban markets in which we compete are served by one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., that may be able to achieve greater economies of scale than us. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues and tax-exempt financing.

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

Marketing and Sales

We have fully integrated sales and marketing strategies, originating at the enterprise level with the primary focus of acquiring and retaining commercial, industrial, municipal and residential customers. Our business strategy for over 35 years has focused on creating a highly differentiated sustainable resource management model that meets customers’ unique needs and provides value “beyond the curb”.

Maintenance of a local presence and identity is an important aspect of our sales and marketing strategy, and many of our divisional managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on all of our containers and trucks. We attend and make presentations at municipal and state conferences, and we advertise in various governmental associations’ membership publications.

Our sales organization has been completely realigned to incorporate a more robust sales training curriculum, fully revamped marketing collateral, as well as enhanced brand building advertising across our entire operating footprint. The realigned sales program encompasses an updated sales incentive program tied solely to the overall profitability of a territory manager’s book of business; and the introduction of a redesigned prospect database management system that allows a territory manager to identify new collection customers, as well as view all existing customer data in one consolidated platform. This prospect database is also augmented by more traditional sales techniques, such as leads developed from new building permits, business licenses and other public records.

Employees

As of May 31, 2012, we employed approximately 1,800 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,400 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 100 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.

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

We self insure for automobile and workers’ compensation coverage. Our maximum exposure in fiscal year 2012 under the workers’ compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan was approximately $0.8 million per individual event, after which reinsurance takes effect.

MSW collection contracts and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. While we have not experienced difficulty in obtaining these financial instruments, if we were unable to obtain these financial instruments in sufficient amounts or at acceptable rates we could be precluded from entering into additional municipal contracts or obtaining or retaining landfill operating permits.

We hold a 19.9% ownership interest in Evergreen, a surety company which provides surety bonds to us to secure our contractual obligations for certain MSW collection contracts and landfill closure and post-closure obligations.

Customers

We provide our collection services to commercial, industrial and residential customers. A majority of our commercial and industrial collection services are performed under one-to-three-year service agreements, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

Maine Energy is contractually required to sell all of the electricity generated at its facilities to Nextera Energy Power Marketing, LLC, an electric utility, and guarantees 100% of its electricity generating capacity to FPL Energy Power Marketing, Inc., both pursuant to a contract that was amended to extend its term to December 31, 2014 and is based on “day ahead” electricity prices.

Our Recycling segment provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.

Our cellulose insulation joint venture, GreenFiber, sells to contractors, manufactured home builders and retailers.

Raw Materials

Maine Energy received approximately 15.6% of its solid waste in fiscal year 2012 from 17 Maine municipalities under long-term waste handling agreements. Maine Energy also receives raw materials from commercial and private waste haulers and municipalities with short-term contracts, as well as from our own collection operations.

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

Because certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. Particularly harsh winter weather conditions typically result in increased operating costs.

Our Recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

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

The principal federal statutes and regulations applicable to our various operations are as follows:

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”)

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two categories, hazardous and non-hazardous. Wastes are generally classified as hazardous if they either (a) are specifically included on a list of hazardous wastes, or (b) exhibit certain characteristics defined as hazardous and are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to more extensive regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

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

We currently do not accept for transportation or disposal of hazardous substances (as defined in CERCLA, discussed below) in concentrations or volumes that would classify those materials as hazardous wastes. However, we have transported hazardous substances in the past and very likely will transport and dispose of hazardous substances in the future, to the extent that materials defined as hazardous substances under CERCLA are present in consumer goods and in the non-hazardous waste streams of our customers.

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

Leachate generated at our landfills and transfer stations is tested on a regular basis, and generally is not regulated as a hazardous waste under federal law. However, there is no guarantee that leachate generated from our facilities in the future will not be classified as hazardous waste.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)

CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for investigation and cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the existence of any of more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, under certain circumstances, or any other responsible party, responsible for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to get others to reimburse us for their allocable share of such costs would be limited by our ability to identify and locate other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

The Clean Air Act of 1970, as amended (“Clean Air Act”)

The Clean Air Act, generally through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based upon the date the landfill was constructed and the annual volume of emissions. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from MSW landfills. Landfills located in areas where levels of regulated pollutants exceed certain thresholds may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials under the Clean Air Act.

The EPA is focusing on the emissions of greenhouse gases, or GHG, including carbon dioxide and methane. In December, 2009, the EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for the EPA to promulgate GHG air quality standards. In December 2009 the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit 25,000 metric tons or more per year of GHG emissions to submit annual reports to the EPA.

In June 2010, the EPA issued the so-called “GHG Tailoring Rule’, which described how certain sources that emit GHG would be subject to heightened Clean Air Act PSD / Title V regulation. In July 2011, however, the EPA promulgated a rule that, broadly, deferred for three years its development of those regulations with regard to sources emitting carbon dioxide from biomass-fired and other “biogenic” sources. This exemption has been challenged in federal court by a number of environmental groups.

The adoption of other laws and regulations, which may include the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations relating to GHG that may be more stringent than regulations the EPA may promulgate. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

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

The Occupational Safety and Health Act of 1970, as amended (“OSHA”)

OSHA establishes employer responsibilities and authorizes the Occupational Safety and Health Administration to promulgate and enforce occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. A variety of those promulgated standards may apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

The Public Utility Regulatory Policies Act of 1978, As Amended (“PURPA”)

Our waste-to-energy facility has been certified by the Federal Energy Regulatory Commission as a “qualifying small power production facility” under the PURPA. The PURPA exempts qualifying facilities from most federal and state laws governing electric utility rates and financial organization, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility’s full “avoided cost. Our four landfill gas-to-energy facilities are self- certified as “qualifying facilities” as well.

State and Local Regulations

Each state in which we now operate or may operate in the future has laws and regulations governing (1) water and air pollution, and the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste and hazardous waste; (2) in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities; and (3) in some cases, vehicle emissions limits or fuel types, which impact our collection operations. Such standards typically are as stringent as, and may be more stringent and broader in scope than, federal regulations. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments.

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

Certain states and localities may, for economic or other reasons, restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular privately-owned facility. However, in 2007, the U.S. Supreme Court upheld a U.S. District Court ruling that the flow control regulations in Oneida and Herkimer Counties in New York requiring trash haulers to use publicly-owned transfer stations are constitutional, and therefore valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to solid waste management facilities in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

There has been an increasing trend at the state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, beverage containers, newspapers, household appliances and electronics such as computers, and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities.  Vermont, for example, in 2012 enacted House Bill 485, containing among other things, a phased waste ban for recyclables, organics and leaf/yard waste.  The bill becomes effective July 1, 2012.

Massachusetts is considering revisions to its regulations governing solid waste management with a particular focus on developing a framework encouraging the re-use of organic waste material and prohibiting such material from disposal.

New York State is considering revisions to its regulations governing solid waste management, 6 NYCRR Part 360.

New York State is in the process of reviewing the tens of thousands of comments received on its proposed regulations governing the practice of hydraulic fracturing in the drilling for oil and gas in the Marcellus and Utica Shale plays.

Executive Officers of the Company

Our executive officers and their respective ages as of May 31, 2012 are as follows:

Name	Age	Position

Executive Officers

John W. Casella	61	Chairman of the Board of Directors, Chief Executive Officer and Secretary

Paul A. Larkin	47	President and Chief Operating Officer

Edwin D. Johnson	55	Senior Vice President and Chief Financial Officer

David L. Schmitt	61	Senior Vice President and General Counsel

John W. Casella has served as Chairman of our Board of Directors since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella served as President from 1993 to July 2001 and as Chairman of the Board of Directors from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and his brother, Douglas R. Casella, who is a member of our Board of Directors. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions including the Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New

Hampshire on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College.

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

David L. Schmitt has served as our Vice President and General Counsel since May 2006. Prior to that, Mr. Schmitt was President of his privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC a predecessor company to Myriant Corp. He served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a retailer in the northeastern United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc. He earned a Bachelor of Arts degree from The Pennsylvania State University, and his Juris Doctor, cum laude, from Duquesne University School of Law.

Available Information

Our internet website is http://www.casella.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A, and any amendments to those materials filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

Our business has continued to be affected by the broader economic conditions in the United States that are outside of our control, including reductions in business and consumer activity generally, and of construction spending in particular, which have significantly impacted the demand for our collection and landfill services, and declines in commodity prices, which have materially reduced our recycling revenues. As a result of the economic environment we may also be adversely impacted by our customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies. The continued limited availability of credit has been severely limited, which has negatively affected business and consumer spending generally. If our customers do not have access to capital, we do not expect that our volumes will improve or that we will increase new business.

We face substantial competition in the solid waste services industry.

The solid waste services industry is highly competitive, has undergone a period of consolidation and requires substantial labor and capital resources. Some of the markets in which we compete are served by, or are adjacent to markets served by, one or more of the large national or super regional solid waste companies, as well as numerous regional and local solid waste companies. Intense competition exists not only to provide services to customers, but also to acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than we do. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid contract. These practices may require us to reduce the pricing of our services and may result in a loss of business.

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

In our solid waste disposal markets, we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own waste collection, recycling and disposal operations. We are also increasingly competing with companies which seek to use parts of the waste stream as feedstock for renewable energy supplies. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues, access tax-exempt financing and, in some cases, utilize government subsidies.

Our GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes principally with national manufacturers of fiberglass insulation that have substantially greater resources than GreenFiber does, which they could use for product development, marketing or other purposes to our detriment.

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources, which may adversely impact volumes and tipping fees at our landfills.

From fiscal year 2003 year through fiscal year 2007, we executed a strategy to grow our landfill capacity, and since that time, we have focused on increasing free cash flow and generating an enhanced return on invested capital at our landfills. As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource, and accordingly, new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of waste. These alternatives may impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and that we in particular, can charge for utilization of landfill space. As a result, our revenues and operating margins could be adversely affected due to these disposal alternatives.

We incur substantial costs to comply with environmental requirements. Failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties, and judgments, and impose limits on our ability to operate and expand.

We are subject to potential liability and restrictions under environmental laws, including those relating to transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate the emission of greenhouse gases. Our waste-to-energy facility is subject to regulations limiting discharges of pollutants into the air and water, and our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and impact our results of operations, cash flows, and available capital. We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities we may be subject to and/or we may not be able to obtain insurance coverage in the future at reasonable expense, or at all.

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

We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. At April 30, 2012, we had recorded $5.2 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or that our share of the cost will not exceed our estimates.

Our operating program depends on our ability to operate the landfills and transfer stations we own and lease. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure.

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

See also Item 1, Business - Regulation, Item 3, Legal Proceedings and Note 10 to our consolidated financial statements included under Item 8 of this Form 10-K.

Our results of operations could continue to be affected by changing prices or market requirements for recyclable materials.

Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials, particularly newspaper, corrugated containers, plastic and ferrous and aluminum metals, was affected by unprecedented price decreases in October 2008, resulting in a severe impact on our results of operations. Although we have begun to experience some recovery in commodity pricing, such prices will continue to be volatile due to numerous factors beyond our control. Although we seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Our business requires a high level of capital expenditures.

Our business is capital intensive. Capital expenditures related to acquisition activities, which were $0.5 million in fiscal year 2012, consist of costs for equipment added directly as a result of new business growth related to an acquisition. Capital expenditures related to growth activities, which were $12.2 million in fiscal year 2012, consist of costs related to development of new airspace, permit expansions and new recycling contracts, along with incremental costs of equipment and infrastructure added to further such activities.

Capital expenditures related to maintenance activities, which were $47.0 million in fiscal year 2012, consist of landfill cell construction costs not related to airspace expansion, costs of normal permit renewals and replacement costs for equipment due to age or obsolescence. We must use a substantial portion of our cash flows from operating activities toward maintenance capital expenditures, which reduces our flexibility to use such cash flows for other purposes, such as reducing our indebtedness. Our capital expenditures could increase if we make acquisitions or further expand our operations or as a result of factors beyond our control, such as changes in federal, state or local governmental requirements. The amount that we spend on capital expenditures may exceed current expectations, which may require us to obtain additional funding for our operations or impair our ability to grow our business.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

Our operations and customers are concentrated principally in New England and New York. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase. A substantial portion of the material delivered to our Chemung, Hakes, Hyland and McKean landfills consists of extractions from the Marcellus Shale formations in Western New York and Pennsylvania. These extractions are the subject of political opposition and there can be no assurance that they will not be halted or retried. Drilling activity that produces these extractions is negatively impacted by lower natural gas pricing. In such an event, our revenues from these landfills would be materially adversely affected.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2012, we used approximately 5.9 million gallons of diesel fuel in our solid waste operations. We have a fuel surcharge program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility. This fee has been passed on to our customers where their contracts and competition conditions permit.

We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third party financial assurance to secure our contractual obligations.

Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and the operation and closure of our waste-to-energy facility typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage. We currently obtain performance and surety bonds from Evergreen, in which we hold a 19.9% equity interest.

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

In fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyers borrowing rate.

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

Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is impacted by a similar seasonality. Particularly harsh winter weather conditions typically result in increased operating costs.

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

Please see above discussion regarding our efforts to divest Maine Energy.

We may engage in acquisitions in the future with the goal of complementing or expanding our business, including developing additional disposal capacity. However, we may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

We have in the past, and we may in the future, make acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of May 31, 2012, approximately 6.7% of our employees were represented by unions.

Our Class B common stock has ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At December 31, 2011, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2012, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and

Douglas R. Casella represent approximately 31.3% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At May 31, 2012, we operated nine subtitle D landfills, four of which we own and five of which we lease, one landfill permitted to accept C&D materials that we own, 31 transfer stations, 22 of which are owned, six of which are leased and three of which are under operating contract, 32 solid waste collection facilities, 20 of which are owned and 12 of which are leased, 17 recycling processing facilities, 10 of which are owned, six of which are leased and one of which is under an operating contract, one waste-to-energy facility that we own, four landfill gas-to-energy facilities that we own, and we utilized 15 corporate office and other administrative facilities, three of which are owned and twelve of which are leased (See Item 1, Business, of this Form 10-K for property information by operating segment).

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state or local agencies. In these proceedings, an agency may also seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we are party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.

We offer no prediction of the outcome of any of the proceedings or negotiations described below. We are vigorously defending each of these lawsuits and claims. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

New York State Tax Litigation Matter

On January 18, 2011, certain of our subsidiaries doing business in New York State received a Notice of Deficiency from the New York State Department of Taxation and Finance asserting liability for corporation franchise tax for one or more of the tax years ended April 30, 2004 through April 30, 2006. The Notices, in the aggregate, assert liability of $3.9 million, comprising $2.2 million of tax and $1.7 million of penalties and interest. New York State has alleged that we are not permitted to file a single combined corporation franchise tax return with our subsidiaries for each of the years audited.

We filed Petitions for Redetermination with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions is scheduled for December 12, 2012. We expect to aggressively defend against this claim through the administrative adjudication and appeals process and the courts if necessary. Under ASC 740, we believe our position will more likely than not be successful in contesting the deficiencies and consequently, we have not established any reserve.

North Country Landfill Expansion

Our subsidiary, NCES is located in Bethlehem, New Hampshire, and is currently permitted to accept municipal solid waste and C&D material from a wide geographic region.

NCES and the Town have been engaged in prolonged zoning litigation over NCES’s expansion of the landfill. There were two court actions between NCES and the Town: a declaratory judgment action initiated by NCES on September 12, 2001 and a zoning enforcement action initiated by the Town on February 2, 2009. On February 5, 2010, the court granted NCES’s motion to consolidate the two matters. The trial of the consolidated actions was set for March 2012. On October 17, 2011, NCES and the Town held mediated settlement discussions and reached an agreement in principle for the settlement of the litigation between them. The parties then entered into a formal settlement agreement dated as of November 22, 2011. The settlement was conditioned upon approval of a modification of the Town’s zoning by the Town’s voters at a specially called town meeting. That meeting took place on January 17, 2012, and the zoning changes were approved. The settlement became effective immediately upon approval of the zoning change.  Among other things, the settlement results in an expansion of the area in which landfilling is a permitted use, payment of host community fees to the Town, and provision of curbside pickup of residential municipal solid waste and recyclables at no charge to the Town or its residents for the life of the landfill. The litigation with the Town was dismissed with prejudice on January 23, 2012.

On April 29, 2010, NCES filed an application with the New Hampshire Department of Environmental Services (“NHDES”) to modify its Stage IV permit to develop nearly all of the remaining undeveloped capacity under that permit. On August 27, 2010, NHDES granted the permit modification, thereby authorizing NCES to develop Stage IV, Phase 2, of the landfill, comprising approximately one million cubic yards of disposal capacity. An administrative appeal of this approval was filed with the New Hampshire Waste Management Council by a group of local citizens that sought to invalidate the approval. NCES sought and obtained dismissal of this appeal on the grounds that the appellants lack standing. On February 14, 2011, NHDES issued construction approval for Stage IV, Phase 2-A, of the landfill, and construction commenced shortly thereafter. The group of local citizens who had appealed the August 27, 2010, permit modification also appealed the construction approval to the Waste Management Council. NCES sought and obtained dismissal of this appeal on the grounds it was untimely filed. The local citizens sought rehearing of the dismissal of both of their appeals, and both motions for rehearing were denied in January 2012.  It is our legal judgment that the deadline for timely appealing the decision of the Waste Management Council has passed, and that the decisions of the Waste Management Council are final and non-appealable.

Southbridge Landfill Site Assignment Appeal

On June 9, 2008, the Southbridge Board of Health (“Southbridge BOH”) issued a Decision and Statement of Findings pursuant to Massachusetts General Laws ch.111, Sections 150A and 150 A1/2 and 310 CMR 16.00 (“2008 Site Assignment”) granting our subsidiary, Southbridge Recycling and Disposal Park, a minor modification to the existing site assignment for the Southbridge Sanitary Landfill (the “Landfill”). The 2008 Site Assignment allows Southbridge Recycling and Disposal Park, subject to numerous conditions, to accept into the Landfill up to 0.4 million tons of waste per year without regard to geographic origin.

On or about July 14, 2008, the Sturbridge Board of Health (“Sturbridge BOH”), an abutting municipality to Southbridge, together with several 10-citizen groups, filed a complaint in Worcester County Superior Court contesting the 2008 Site Assignment (the “Appeal”). The Appeal named as defendants the Southbridge BOH, its individual members and Southbridge Recycling and Disposal Park. On August 21, 2008, Southbridge Recycling and Disposal Park reached a settlement with the Sturbridge BOH, pursuant to which Southbridge Recycling and Disposal Park has funded an escrow account to be controlled by the Sturbridge BOH in the amount of fifty thousand dollars ($50,000). The Sturbridge BOH withdrew as a party to the Appeal on August 22, 2008.

On December 11, 2009, the Worcester County Superior Court dismissed Plaintiffs’ complaint following briefing and a court hearing. Plaintiffs appealed that decision, and we filed a joint motion with the Southbridge BOH to dismiss that appeal, contending that the appeal was untimely filed. On November 19, 2010, all parties received Notice from the Appeals Court Clerk’s Office that this appeal would be heard by the Massachusetts Supreme Judicial Court, upon its own motion. This hearing occurred on October 4, 2011, and on January 10, 2012, the Supreme Judicial Court issued an opinion dismissing Plaintiff’s action and finding in favor of the Southbridge BOH and Southbridge Recycling and Disposal Park on all counts.  On January 12, 2012, without explanation, the Supreme Judicial Court “withdrew” its opinion. On February 22, 2012, the Supreme Judicial Court reissued an opinion in the matter, finding for the Southbridge BOH and Southbridge Recycling and Disposal Park and including a decision on the merits of Plaintiff’s case in favor of the Southbridge BOH. The case was remanded to the Worcester Superior Court for entry of a judgment of dismissal for lack of standing.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca (the “Seneca”), New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with Seneca (the “Host Agreement”).

On May 6, 2011, Seneca filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various of our subsidiaries as defendants, alleging that our subsidiaries and the County breached obligations to Seneca under both the Host Agreement and the OMLA. Seneca’s complaint alleged a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. In September 2011, we, the County and Seneca executed a global settlement, and the Seneca’s suit was dismissed with prejudice. Under the terms of the settlement, we provided certain construction materials to Seneca valued at $0.1 million and engineering studies completed to date valued at $0.3 million, thus recording a charge against operations of $0.4 million in the second quarter of fiscal year 2012. We also established a protection plan whereby we agree to reimburse certain Seneca residents for approved costs to repair septic systems.  Our exposure under this protection plan shall not exceed $0.1 million.

Vermont Attorney General Matter

We entered into an Assurance of Discontinuance (“AOD”) with the Vermont Attorney General’s Office (“AG”) in May 2002, concerning, among other matters, the conduct of our business in Vermont as related to certain contract terms applicable to our small commercial container customers. On March 23, 2010, we received a Civil Investigative Subpoena from the AG requesting information and documents regarding our compliance with the AOD. In the course of responding to the AG’s requests, we discovered that some of our small commercial container customers were mistakenly issued contracts which did not strictly comply with the terms of the AOD. This error occurred during a one year period starting in 2009 and ending in 2010, and only a portion of our small commercial container customers in Vermont were affected. We terminated the use of these noncompliant contracts, and issued revised contracts to those affected customers. We had not sought to enforce the terms of any of these contracts.

We worked with the AG to resolve these technical violations of the AOD, and reached an agreement on August 12, 2011 with the AG for us to pay a civil penalty in the amount of $1.0 million, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount was recorded in the first quarter of fiscal year 2012 and all payments to the AG have been made by us. A Revised Final Judgment of Consent and Order was entered on August 15, 2011 (the “Revised Order”) by the Vermont Superior Court Washington Unit, Civil Division. The Revised Order extended some of the conditions of the AOD for ten years following entry of the Revised Order, and requires us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers comply with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents are being drafted. Pursuant to the terms of the settlement no cash payout is required. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. We believe that until the terms of the settlement are fully agreed upon and executed and the arbitration dismissed, a loss in the range of zero to $3.2 million is reasonably possible, but not probable.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in third quarter of fiscal year 2009. In fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.7%). At April 30, 2012 and April 30, 2011, we have recorded liabilities of $5.2 million and $5.1 million, respectively, including the recognition of $0.1 million and $0.1 million of accretion expense in the fiscal years ended April 30, 2012 and 2011, respectively.

In September 2011, DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in stocks and warrants of the reorganized GM. We expect the warrants to be issued within the first or second quarter of fiscal year 2013.  We have not assumed that the payment of these claims will reduce our exposure.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Period	High	Low
Fiscal Year Ending April 30, 2011
First quarter	$5.39	$3.20
Second quarter	$5.00	$3.70
Third quarter	$8.18	$4.30
Fourth quarter	$8.29	$6.20
Fiscal Year Ending April 30, 2012
First quarter	$6.99	$5.00
Second quarter	$6.90	$4.50
Third quarter	$7.10	$5.50
Fourth quarter	$7.15	$5.73

On May 31, 2012, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $5.20 and $5.03, respectively. As of May 31, 2012 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock. There is no established trading market for our Class B common stock.

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

The stock performance graph below compares the percentage change in cumulative stockholder return on Class A common stock for the period from April 30, 2007 through April 30, 2012, with the cumulative total return on The NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group on The NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2007 of $100.00 in our Class A common stock at the closing price on such date, in The NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on the Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Casella Waste Systems, Inc., the NASDAQ Composite Index, and a Peer Group

*$100 invested on 4/30/07 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

	April 30,	April 30,	April 30,	April 30,	April 30,	April 30,
	2007	2008	2009	2010	2011	2012
Casella Waste Systems, Inc.	$100.00	$114.62	$22.15	$55.48	$72.69	$64.84
NASDAQ Composite	$100.00	$92.99	$68.86	$97.61	$118.78	$122.43
Peer Group (1)	$100.00	$100.64	$65.90	$107.40	$140.21	$136.39

(1)                                  The peer group is comprised of securities of Waste Connections, Inc. and Progressive Waste Solutions. Progressive Waste Solutions was added to the peer group in fiscal year 2012 to replace WCA Waste Corp., which was acquired by a leading infrastructure investment fund and is no longer traded on the NASDAQ Stock Market.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2012, 2011 and 2010, and the consolidated balance sheets as of April 30, 2012 and 2011 are derived from the consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2009 and 2008, and the consolidated balance sheet data as of April 30, 2010, 2009 and 2008 are derived from previously filed consolidated financial statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30,
	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$480,815	$466,064	$457,642	$482,851	$503,925
Cost of operations	330,754	317,504	303,399	322,605	338,167
General and administration	60,775	64,010	57,476	63,202	69,638
Depreciation and amortization	58,576	58,261	63,619	68,432	73,479
Asset impairment charge	40,746	—	—	355	534
Legal settlement	1,359	3,654	—	—	—
Development project charge	131	—	—
Environmental remediation charge	—	549	335	4,356	—
Bargain purchase gain	—	(2,975)	—	—	—
Gain on sale of assets	—	(3,502)	—	—	—
Goodwill impairment charge	—	—	—	55,286	—
Hardwick impairment and closing charges	—	—	—	—	1,400
Operating (loss) income	(11,526)	28,563	32,813	(31,385)	20,707
Interest expense, net	45,499	45,858	44,265	33,120	31,952
Other expense, net	20,111	10,626	2,355	1,366	3,410
Loss from continuing operations before income taxes and discontinued operations	(77,136)	(27,921)	(13,807)	(65,871)	(14,655)
Provision (benefit) for income taxes	1,181	(24,217)	2,242	6,247	(3,555)
Loss from continuing operations before discontinued operations	(78,317)	(3,704)	(16,049)	(72,118)	(11,100)
(Loss) income from discontinued operations, net	—	(1,458)	1,011	4,030	4,410
Gain (loss) on disposal of discontinued operations, net	725	43,590	1,180	63	(1,145)
Net (loss) income	(77,592)	38,428	(13,858)	(68,025)	(7,835)
Less: Net loss attributable to noncontrolling interest	(6)	—	—	—	—
Net (loss) income attributable to common stockholders	$(77,586)	$38,428	$(13,858)	$(68,025)	$(7,835)

Basic and diluted net (loss) income per common share (1)	$(2.90)	$1.47	$(0.54)	$(2.66)	$(0.31)

Basic and diluted weighted average common shares outstanding	26,749	26,105	25,731	25,584	25,382

	Fiscal Year Ended April 30,
	(in thousands)
	2012	2011	2010	2009	2008
Other Operating Data:
Capital expenditures	$59,741	$55,249	$52,834	$54,330	$68,370

Other Data:

Cash flows provided by operating activities	$63,775	$47,091	$64,086	$69,145	$60,981

Cash flows used in investing activities	$(72,012)	$(55,764)	$(63,050)	$(62,877)	$(84,933)

Cash flows provided by (used in) financing activities	$10,229	$(117,895)	$(7,281)	$(16,408)	$4,842

Balance Sheet Data:
Cash and cash equivalents	$4,534	$1,817	$2,035	$1,838	$2,814

Working capital deficit, net (2)	$(25,513)	$(13,333)	$(10,190)	$(2,138)	$(20,153)

Property, plant and equipment, net	$416,717	$453,361	$457,670	$461,027	$468,278

Goodwill	$101,706	$101,204	$100,526	$100,443	$156,829

Total assets	$633,743	$690,581	$754,814	$750,962	$836,087

Long-term debt, capital, and financing lease obligations, less current maturities	$475,199	$463,574	$564,032	$562,665	$562,326

Total stockholders’ equity	$18,231	$93,987	$50,296	$66,310	$124,682

(1)                                Computed on the basis described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling and organics services. We operate in six states— Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters being located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

As of May 31, 2012, we owned and/or operated 32 solid waste collection operations, 31 transfer stations, 17 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities, one landfill permitted to accept C&D materials, and one waste-to-energy facility. We also hold 50% membership interests in GreenFiber, a joint venture that manufactures markets and sells cellulose insulation made from recycled fiber, and Tompkins, a joint venture that operates a MRF in Tompkins County, New York and processes and sells commodities delivered to the facility, a 51% membership interest in CARES, a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York, a 19.9%

ownership interest in Evergreen, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations, an 11.9% membership interest in AGreen, a joint venture that brings advanced nutrient management, renewable energy and water technologies to small and medium sized farms, a 6.2% ownership interest RecycleRewards, a company that markets an incentive based recycling service, and a 6.3% ownership interest in GreenerU, a company that delivers energy and sustainability solutions to the college, university and preparatory school market in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects.

Acquisitions and Divestitures

Acquisitions

There are more than 250 potential acquisition targets within our core service footprint. Beginning in fiscal year 2012, we put in place a dedicated business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate decision maker and gathers further information on the acquisition candidate.

We have in the past, and we may in the future, make acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We have had some success in closing smaller tuck-in acquisitions, but face considerable competition for the larger and more meaningful targets. Our limited access to and weighted average cost of capital puts us at a disadvantage, but our strong relationships and reputation in the New England area help to offset these factors.

In fiscal year 2012, we acquired five solid waste hauling operations. We also completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction. These entities and assets were acquired for total consideration of $2.2 million, including $2.1 million in cash and $0.1 million in holdbacks to sellers.

In fiscal year 2011, we acquired two solid waste hauling operations for $1.1 million in cash and $0.3 million in notes payable and the McKean County landfill business in Pennsylvania in exchange for $0.7 million in cash and the assumption of $1.4 million in liabilities. We acquired the McKean County landfill business out of bankruptcy proceedings and recognized a bargain purchase gain of $3.0 million based on the amount by which the fair value of assets acquired exceeded the purchase price consideration.

In fiscal year 2010, we acquired two solid waste hauling operations for total consideration of $1.6 million, including $0.9 million in cash and $0.6 million in notes payable to the seller and liabilities assumed.

Divestitures

From time to time in the future, we may sell or divest certain other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt, or as a result of a determination that the specified asset will provide inadequate returns to us, or that the asset no longer serves a strategic purpose in connection with our business or if we determine the asset may be more valuable to a third party. We will continue to look to divest certain activities that do not fit into our long term strategy that no longer enhance or complement our core business if the right opportunity presents itself.

In fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on proposed purchase consideration, we recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted cash flows associated with the purchase consideration, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyers borrowing rate.

In fiscal year 2011, we completed the divestiture of our non-integrated recycling assets and select intellectual property assets for $134.2 million in gross proceeds and the sale of the assets of our Trilogy Glass business for cash proceeds of $1.8 million. These transactions resulted in gain (loss) on disposal of discontinued operations (net of tax) of $43.7 million and ($0.1) million, respectively.

The divestiture of our non-integrated recycling assets and select intellectual property assets, included an estimated $3.8 million working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. The final working capital adjustment, along with additional legal expenses related to the transaction, of $0.6 million, and an additional working capital adjustment of $0.1 million, which related to our subsequent collection of receivable balances that were released to us for collection by the purchaser, were recorded as gain on disposal of discontinued operations (net of tax) in fiscal year 2012.

In fiscal year 2010, we completed the divestiture of our Great Northern Recycling Canadian operation for a settlement amount of $0.4 million in cash and our domestic brokerage operations for a settlement amount of $1.4 million in cash.  This resulted in a gain on disposal of discontinued operations (net of tax) of $1.1 million in fiscal year 2010.

In addition, in the third quarter of fiscal year 2010, the contract with our Cape May, New Jersey recycling facility operation expired.  The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and (loss) income before income taxes attributable to discontinued operations for fiscal years 2011 and 2010 are as follows (in millions):

	Fiscal Year Ended April 30,
	2011	2010
Revenues	$62.5	$66.2
(Loss) income before income taxes	$(2.3)	$1.9

In fiscal year 2011, we also completed the sale of certain assets in Southeastern Massachusetts for a total consideration of $7.8 million, with cash proceeds of $7.5 million. We recorded a gain on sale of assets of $3.5 million.

Results of Operations

The following table summarizes our revenues and cost and expenses from continuing operations for the fiscal years ended April 30, 2012, 2011 and 2010 (in millions and as a percentage of revenue):

	Fiscal Year Ended April 30,
		% of		% of		% of
	2012	Revenue	2011	Revenue	2010	Revenue

Revenues	$480.8	100.0%	$466.1	100.0%	$457.6	100.0%

Operating expenses:
Cost of operations	330.7	68.8%	317.5	68.1%	303.4	66.3%
General and administration	60.8	12.6%	64.0	13.7%	57.5	12.6%
Depreciation and amortization	58.6	12.2%	58.3	12.5%	63.6	13.9%
Asset impairment charge	40.7	8.5%	3.7	0.8%	—	0.0%
Legal settlement	1.4	0.3%	—	0.0%	—	0.0%
Development project charge	0.1	0.0%	—	0.0%	—	0.0%
Environmental remediation charge	—	0.0%	0.5	0.1%	0.3	0.1%
Bargain purchase gain	—	0.0%	(3.0)	-0.6%	—	0.0%
Gain on sale of assets	—	0.0%	(3.5)	-0.8%	—	0.0%
Operating (loss) income	(11.5)	-2.4%	28.6	6.1%	32.8	7.2%
Other expense/(income), net:
Interest expense, net	45.5	9.5%	45.9	9.8%	44.3	9.7%
Loss from equity method investments	10.0	2.1%	4.1	0.9%	2.7	0.6%
Impairment of equity method investment	10.7	2.2%	—	0.0%	—	0.0%
Loss on debt refinancing	0.3	0.1%	7.4	1.6%	0.5	0.1%
Other income	(0.9)	-0.2%	(0.9)	-0.2%	(0.9)	-0.2%
Provision (benefit) for income taxes	1.2	0.2%	(24.2)	-5.2%	2.2	0.5%
Loss from continuing operations	$(78.3)	-16.3%	$(3.7)	-0.8%	$(16.0)	-3.5%

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

	Fiscal Year Ended April 30,
	2012		2011		2010
Collection	$205.3	42.7%	$199.9	42.9%	$204.2	44.6%
Disposal	123.6	25.7%	118.8	25.5%	119.6	26.1%
Power generation	11.9	2.4%	12.9	2.7%	15.6	3.5%
Organics and processing	53.8	11.2%	50.5	10.9%	44.0	9.6%
Solid waste operations	394.6	82.0%	382.1	82.0%	383.4	83.8%
Major accounts	38.3	8.0%	40.4	8.7%	38.7	8.5%
Recycling	47.9	10.0%	43.6	9.3%	35.5	7.7%
Total revenues	$480.8	100.0%	$466.1	100.0%	$457.6	100.0%

Our revenues increased $14.7 million, or 3.2%, and $8.5 million, or 1.9%, for the fiscal years ended April 30, 2012 and 2011, respectively. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change Fiscal Year		Change Fiscal Year
	2012 vs. 2011		2011 vs. 2010
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$5.1	1.0%	$0.4	0.1%
Volume	3.0	0.7%	11.6	2.5%
Commodity price & volume	1.2	0.3%	—	0.0%
Acquisitions & divestitures	3.2	0.7%	(4.5)	-1.0%
Closed landfills	—	0.0%	(8.8)	-1.9%
Total Solid Waste	12.5	2.7%	(1.3)	-0.3%

Major Accounts	(2.1)	-0.4%	1.7	0.4%

Recycling Operations:
Commodity price	4.3	0.9%	7.9	1.7%
Commodity volume	—	0.0%	0.2	0.1%
Total Recycling	4.3	0.9%	8.1	1.8%

Total Revenue Growth	$14.7	3.2%	$8.5	1.9%

Solid waste revenues

•                  The price change component in total solid waste revenues growth for the fiscal year ended April 30, 2012 is primarily the result of $5.1 million from favorable collection pricing, $0.1 million from favorable organics and processing pricing and ($0.1) million from unfavorable disposal pricing. The price change component in total solid waste revenues growth for the fiscal year ended April 30, 2011 is primarily the result of $1.4 million from favorable collection pricing, $0.1 million from favorable organics and processing pricing and ($1.1) million from unfavorable disposal pricing.

•                  The volume change component in total solid waste revenues growth for the fiscal year ended April 30, 2012 is primarily the result of $3.2 million from disposal volume increases, $0.9 million from organics and processing volume increases and ($1.1) million from collection volume decreases. The volume change component in total solid waste revenues growth for the fiscal year ended April 30, 2011 is primarily the result of $13.3 million from disposal volume increases, $3.6 million from organics and processing volume increases and ($5.3) million from collection volume decreases.

•                  The commodity price and volume change component in total solid waste revenues growth for the fiscal year ended April 30, 2012  is primarily the result of $2.1 million from favorable commodity pricing and ($0.9) million from commodity volume decreases. The commodity price and volume change component in total solid waste revenues growth for the fiscal year ended April 30, 2011 showed no growth as a result of ($1.1) million from unfavorable commodity pricing and $1.1 million from commodity volume increases.

•                  The acquisitions and divestitures change component in total solid waste revenues growth for the fiscal year ended April 30, 2012  is primarily the result of $4.5 million from acquisitions and ($1.3) million from divestitures. The acquisitions and divestitures change component in total solid waste revenues growth for the fiscal year ended April 30, 2011 is primarily the result of $1.9 million from acquisitions and ($6.4) million from divestitures.

Major accounts and recycling revenues

•                  The change in major accounts revenues growth for the fiscal year ended April 30, 2012 is primarily the result of ($2.1) million from volume declines. The change in major accounts revenues for the fiscal year ended April 30, 2011 is the result of $1.8 million from volume increases offset slightly by unfavorable pricing.

•                  The change in recycling revenues for the fiscal year ended April 30, 2012 and 2011 is primarily the result of favorable commodity prices in the marketplace.

Operating Expenses

Cost of Operations

Cost of operations includes labor, tipping fees paid to third-party disposal facilities, fuel, maintenance and repair of vehicles and equipment, workers’ compensation and vehicle insurance, the cost of purchasing materials to be recycled, third-party transportation expense, district and state taxes, host community fees and royalties. Cost of operations also includes accretion expense related to landfill capping, closure and post closure, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

Our cost of operations expense increased $13.2 million, or 4.2%, and $14.1 million, or 4.6%, for the fiscal years ended April 30, 2012 and 2011, respectively. In the fiscal years ended April 30, 2012 and 2011, cost of operations expense increased as a percentage of revenues when compared to the comparable prior fiscal years from 68.1% to 68.8% and from 66.3% to 68.1%.

The change in our cost of operations during the fiscal year ended April 30, 2012 can largely be attributed to the following:

•                  Direct operational costs. Direct operational costs increased $2.5 million for the fiscal year ended April 30, 2012. The increase in fiscal year ended April 30, 2012 is primarily the result of $1.2 million in increased leachate disposal costs due to higher rainfall amounts at our landfills, $1.0 million in increased other operating costs associated primarily with a commodities marketing agreement, $0.6 million in increased depletion of landfill operating lease obligations and $0.7 million in increased landfill operating costs related primarily to engineering and grounds maintenance costs, offset by a $0.8 million decrease in host and royalty fees.

•                  Hauling costs. Hauling costs increased $5.6 million for the fiscal year ended April 30, 2012. The increase in fiscal year ended April 30, 2012 is primarily the result of $2.7 million in increased transportation costs associated with higher organics and processing volumes and $3.0 million in increased transportation costs associated with higher disposal volumes related to landfill brokerage services, transfer station activity and transportation services to third-party customers.

•                  Fuel costs.  Fuel costs increased $3.7 million for the fiscal year ended April 30, 2012 due primarily to higher average fuel prices for the fiscal year ended April 30, 2012.

•                  Purchased materials.  Direct costs related to purchased materials increased $1.5 million for the fiscal year ended April 30, 2012. The increase in fiscal year ended April 30, 2012 is primarily the result of higher recycling commodity prices for much of fiscal year 2012 and increased costs of purchased scrap metals.

The change in our cost of operations during the fiscal year ended April 30, 2011 can largely be attributed to the following:

•                  Purchased materials.  Direct costs related to purchased materials increased $4.5 million for the fiscal year ended April 30, 2011, primarily the result of higher recycling commodity prices.

•                  Direct operational costs. Direct operational costs increased $4.2 million for the fiscal year ended April 30, 2011. The increase in fiscal year ended April 30, 2011 is primarily the result of $0.8 million in increased leachate disposal costs, $1.0 million in increased depletion of landfill operating lease obligations, $0.4 million in increased landfill operating costs, $0.5 million in host and royalty fees, as well as a $0.9 million lower gain on sale of equipment. Cost increases were partially offset by $0.2 million in decreased auto insurance costs and $0.2 million in decreased registration and permitting costs.

•                  Fuel costs.  Fuel costs increased $3.0 million for the fiscal year ended April 30, 2011. Average fuel prices for the fiscal year ended April 30, 2011 continued to increase compared to the prior fiscal year.

•                  Hauling costs. Hauling costs increased $1.4 million for the fiscal years ended April 30, 2011. The increase in fiscal year ended April 30, 2011 is primarily the result of increased transportation costs associated with higher solid waste volumes.

•                  Vehicle maintenance costs.  Vehicle maintenance costs increased $1.0 million for the fiscal year ended April 30, 2011. The increase in fiscal year ended April 30, 2011is primarily the result of fleet maintenance associated with higher volumes and higher costs for maintenance parts.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense decreased $3.2 million, or 5.0%, and increased $6.5 million, or 11.3%, for the fiscal years ended April 30, 2012 and 2011, respectively. In the fiscal years ended April 30, 2012 and 2011, general and administration expenses fluctuated as a percentage of revenues when compared to the comparable prior fiscal years from 13.7% to 12.6% and from 12.6% to 13.7%.

The change in our general and administration expense during the fiscal year ended April 30, 2012 can largely be attributed to the following:

•                  Labor and related benefits.  Labor and related benefit costs decreased $3.0 million for the fiscal year ended April 31, 2012. The decrease in fiscal year ended April 30, 2012 is primarily the result of the $3.5 million one-time discretionary bonus in the fourth quarter of fiscal year 2011.

The change in our general and administration expense during the fiscal year ended April 30, 2011 can largely be attributed to the following:

•                  Labor and related benefits.  Labor and related benefit costs increased $4.4 million for the fiscal year ended April 31, 2011. The increase in fiscal year ended April 30, 2011 is primarily the result of $1.1 million in higher salaries and the granting of a $3.5 million discretionary bonus in the fourth quarter of fiscal year 2011. Cost increases were partially offset by $0.4 million in reduced equity compensation costs associated primarily with a reduction to our expected performance attainment levels related to certain performance based restricted stock units in fiscal year 2011.

•                  Legal and consulting costs.  Legal and consulting costs increased $0.9 million for the fiscal year ended April 30, 2011 due to various ongoing legal matters.

•                  Advertising costs.  Advertising costs increased $0.7 million for the fiscal year ended April 30, 2011 associated with new business development.

•                  Bad debt expense.  Bad debt expense decreased $0.8 million for the fiscal year ended April 30, 2011. The fluctuation in bad debt expense is due to improved collection efforts.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and the amortization of intangible assets (other than goodwill) with a definite useful life using the straight-line method over the definitive terms of the related agreements. We amortize landfill retirement assets through a charge to cost of operations using a straight-line rate per ton as landfill airspace is utilized. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. We amortize or depreciate all fixed and intangible assets, other than goodwill, to a zero net book value, and do not apply a salvage value to any fixed assets.

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

Our depreciation and amortization expense increased $0.3 million, or 0.5%, and decreased $5.3 million, or 8.3%, for the fiscal years ended April 30, 2012 and 2011, respectively. In the fiscal year ended April 30, 2012, depreciation and amortization expense decreased as a percentage of revenues when compared to the prior fiscal years from 12.5% to 12.2%. In the fiscal year ended April 30, 2012, depreciation expense increased by $1.9 million due to timing and increased capital expenditures. Landfill amortization expense decreased by $1.4 million primarily due to rate changes and waste mix, which more than offset increased volumes. In the fiscal year ended April 30, 2011, depreciation and amortization expense decreased as a percentage of revenue when compared to the prior fiscal year period from 13.9% to 12.5%. In the fiscal year ended April 30, 2011, landfill amortization expense decreased by $3.6 million primarily due to lower volumes and the closure of the Pinetree facility. Depreciation expense decreased by $1.9 million due to timing, fixed asset sales and divestiture activity.

Asset Impairment Charge

In fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyers borrowing rate.

In fiscal year 2011, we recorded an impairment charge of $3.7 million related to a recycling processing facility as the fair value of the asset group was determined to be less than the carrying amount of the asset group. The fair value of the asset group was determined using a discounted cash flow analysis and estimates about the future cash flows of the asset group. The analysis included a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analysis are based on financial forecasts developed internally by management. The discount rate used was commensurate with the risks involved.

Legal Settlement

In the fiscal year ended April 30, 2012, our legal settlement expense increased $1.4 million due to legal settlements with Town of Seneca, New York and the Vermont Attorney General’s Office. In fiscal year 2012, we reached settlements with the Town of Seneca, New York for $0.4 million and the Vermont Attorney General’s Office for $1.0 million. See Note 10 for additional disclosure.

Development Project Charge

In fiscal year 2012, we recorded a charge of $0.1 million in deferred costs associated with certain development projects no longer deemed viable.

Environmental Remediation Charge

In fiscal year 2011, we recorded an environmental remediation charge of $0.5 million associated with changes in expected cash flows for our share of the work associated with a consent order issued by the State of New York to remediate the scrap yard and solid waste transfer station owned by Waste-Stream, Inc., a subsidiary of ours in the Western region. In fiscal year 2010, we had recorded a $0.3 million charge for this remediation work based on changes in expected cash flows for our share of the work. See Note 10 for disclosure over the Environmental Liability.

Bargain Purchase Gain

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

Gain on Sale of Assets

In fiscal year 2011, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station. Total consideration for this sale amounted to $7.8 million with cash proceeds of $7.5 million. We recorded a gain on this sale of assets of $3.5 million.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $0.4 million, or 0.9%, and increased $1.6 million, or 3.6%, for the fiscal years ended April 30, 2012 and 2011, respectively. In the fiscal years ended April 30, 2012 and 2011, interest expense, net fluctuated from 9.8% to 9.5% and from 9.7% to 9.8% as a percentage of revenues when compared to the comparable prior fiscal year period.

The change in interest expense, net during the fiscal year ended April 30, 2012 can largely be attributed to lower interest rates related to the refinancing of our amended and restated senior secured credit facility (the “2011 Revolver”) in March 2011 and the offering of our 7.75% senior subordinated notes due 2019 (the “2019 Notes”) in February 2011. Interest expense reductions related to lower interest rates in the fiscal year ended April 30, 2012 were partially offset by increased interest expense associated with higher average debt balances in the current fiscal year.

The change in interest expense, net during the fiscal year ended April 30, 2011 can largely be attributed to higher average interest rates associated with our Second Lien Notes, which were issued in July 2009, partially offset by lower rates associated with the refinancing of the 2011 Revolver in March 2011 and the offering of the 2019 Notes in February 2011.

Loss from Equity Method Investments

Our loss from equity method investments increased $5.9 million and $1.4 million for the fiscal years ended April 30, 2012 and 2011, respectively. Our equity method investments consist of the following investments:

•                  GreenFiber. The increase in fiscal year ended April 30, 2012 is largely due to GreenFiber impairing the entire amount of their goodwill. We recorded our portion of the goodwill impairment charge of $5.1 million as part of the loss on equity method investment in fiscal year 2012. The remainder of the change and the increase in fiscal year 2011 relates to the operational performance of GreenFiber, which continues to be negatively affected by a depressed housing market and the lack of new home construction.

•                  Tompkins County. We account for our 50% membership interest in Tompkins, which was formed and began operations in fiscal year 2012, using the equity method of accounting. Our portion of the reported income from Tompkins for fiscal year 2012 was immaterial.

Impairment of Equity Method Investment

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10.7 million as impairment on equity method investment in fiscal year 2012.

Loss on Debt Extinguishment

In fiscal year 2012, we recorded a charge of $0.3 million as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the original issuance by the Finance Authority of Maine of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). On February 1, 2012, we converted the interest rate to a fixed rate through January 31, 2017 using a conversion option, and remarketed, $21.4 million aggregate principal of the Bonds.

In fiscal year 2011, we recorded a charge of $7.4 million as a loss on debt extinguishment associated with fiscal year 2011 refinancing efforts, which include the write off of $1.4 million and $1.8 million in deferred financing costs associated with the senior secured term B loan due April 9, 2014 (the “2009 Term Loan”) and the 9.75% senior subordinated notes due February 1, 2013 (the “2013 Notes”), the write-off of the $5.0 million discount and $1.7 million premium associated with the 2009 Term Loan and 2013 Notes, a $1.0 million gain associated with the discount on the tender of the 2013 Notes and a $1.8 million loss associated with the consent payment on the 2013 Notes. Also included in this loss is a change attributable to the $0.1 million non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations and other costs.

In fiscal year 2010, we recorded a charge of $0.5 million as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the refinancing of our previous senior credit facility.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes from continuing operations increased $25.4 million in fiscal year 2012 to $1.2 million from ($24.2) million in fiscal year 2011, and decreased $26.4 million in fiscal year 2011 to ($24.2) million from $2.2 million in fiscal year 2010. The variance between the years primarily results from recognizing in 2011 the tax benefit for utilization of net operating loss carryforwards and other deferred tax assets against the gain on the disposal of discontinued operations. The 2012 tax provision includes a $1.4 million deferred tax provision, due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when this deferred tax liability will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

(Loss) Income from Discontinued Operations, net

Discontinued operations in the fiscal years ended April 30, 2011 and 2010 was the result of two separate transactions completed in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business. The fiscal year ended April 30, 2010 also includes the results of operations associated with the Cape May, New Jersey recycling operation due to the expiration of our contract.

The operating results of the operations discussed above have been included in discontinued operations in the accompanying consolidated financial statements.

Gain on Disposal of Discontinued Operations, net

Our gain on disposal of discontinued operations in the fiscal year ended April 30, 2011 was the result of two separate transactions in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets to ReCommunity, the company formed by Pegasus Capital Advisors, L.P. and Intersection LLC as a part of the divestiture, and the sale of the Trilogy Glass business. We completed the divestiture of our non-integrated recycling assets and select intellectual property assets in the fourth quarter of fiscal year 2011 for $134.2 million in gross proceeds. This resulted in a gain on disposal of discontinued operations of $43.7 million (net of tax) in fiscal year 2011. We completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1.8 million. This resulted in a loss of $0.1 million (net of tax) was recorded to gain on disposal of discontinued operations in fiscal year 2011.

Our gain on disposal of discontinued operations in the fiscal year ended April 30, 2012 was the result of the following fiscal year 2011 transactions; an additional working capital adjustment of $0.1 million (net of tax), which related to our subsequent collection of receivable balances that were released to us for collection by ReCommunity, and a working capital adjustment combined with other legal expenses totaling $0.6 million (net of tax) related to the sale to ReCommunity.

Our gain on disposal of discontinued operations in the fiscal year ended April 30, 2010 was the result of a nominal true-up of certain liabilities associated with the MTS Environmental site, a soils processing operation in the Eastern region whose operations were terminated in fiscal year 2008, the divestiture of our Great Northern Recycling Canadian operation in the third quarter of fiscal year 2010 for a settlement amount of $0.4 million in cash, and the divestiture of our domestic brokerage operations for a settlement amount of $1.4 million in cash. We had previously accounted for these transactions as assets under contractual obligation. This resulted in a gain on disposal of discontinued operations of $1.1 million (net of tax) for fiscal year 2010.

Segment Reporting

The following table provides revenues and operating (loss) income (in millions) based on our segments for the fiscal years ended April 30 2012, 2011 and 2010:

	Revenues			Operating (Loss) Income
	Fiscal Year Ended April 30,
Segment	2012	2011	2010	2012	2011	2010
Eastern	$173.0	$167.3	$177.3	$(42.8)	$(5.0)	$(0.1)
Western	215.2	210.3	201.8	29.6	32.2	33.5
Recycling	47.9	43.6	35.5	5.4	4.1	1.9
Other	44.7	44.9	43.0	(3.7)	(2.7)	(2.5)
Total	$480.8	$466.1	$457.6	$(11.5)	$28.6	$32.8

Eastern Region

Our Eastern region revenues increased $5.7 million, or 3.4%, and decreased $10.0 million, or 5.6%, for the fiscal years ended April 30, 2012 and 2011, respectively. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change Fiscal Year		Change Fiscal Year
	2012 vs. 2011		2011 vs. 2010
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$2.3	1.4%	$0.7	0.4%
Volume	4.9	2.9%	5.6	3.2%
Commodity price & volume	(0.2)	-0.1%	(2.0)	-1.1%
Acquisitions & divestitures	(1.3)	-0.8%	(5.5)	-3.1%
Closed landfills	—	0.0%	(8.8)	-5.0%
Total Solid Waste	$5.7	3.4%	$(10.0)	-5.6%

•                  The price change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $1.8 million from favorable collection pricing, $0.3 million from favorable disposal pricing and $0.1 million from favorable organics and processing pricing. The price change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of $0.7 million from favorable collection pricing, $0.1 million from favorable organics and processing pricing and ($0.1) million from unfavorable disposal pricing.

•                  The volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $3.9 million from disposal volume increases, $0.8 million from organics and processing volume increases and $0.2 million from collection volume increases. The volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of $3.3 million from organics and processing volume increases, $2.9 million from disposal volume increases and ($0.7) million from collection volume decreases.

•                  The commodity price and volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012  is primarily the result of ($1.3) million from commodity volume decreases and $1.1 million from favorable commodity pricing. The commodity price and volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of ($2.4) million from unfavorable commodity pricing and $0.4 million from commodity volume increases.

•                  The acquisitions and divestitures change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012  is the result of ($1.3) million from divestitures. The acquisitions and divestitures change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of ($6.4) million from divestitures and $0.9 million from acquisitions.

Eastern region operating income for the fiscal year ended April 30, 2012 decreased $37.8 million due primarily to a $40.7 million impairment charge to the Maine Energy asset group in fiscal year 2012. The remaining operating income improvement is due primarily to a $2.6 million decrease in general and administration costs, offset partially by increased cost of operations primarily as a result of a $1.3 million increase in fuel costs. The $2.6 million decrease in general and administration expenses is primarily associated with a decrease in labor, benefits and personnel costs of $1.2 million, legal fees of $0.3 million and an aggregate decrease in other general and administration costs.

Eastern region operating income for the fiscal year ended April 30, 2011 decreased $4.9 due primarily to a $10.0 million decrease in revenues combined with a $3.7 million impairment of long lived assets along with increased maintenance and fuel costs. This was offset by lower landfill amortization due to the closure of our Pinetree landfill and lower hauling costs.

Western Region

Our Western region revenues increased $4.9 million, or 2.3%, and $8.5 million, or 4.2%, for the fiscal years ended April 30, 2012 and 2011, respectively. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change Fiscal Year		Change Fiscal Year
	2012 vs. 2011		2011 vs. 2010
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$2.8	1.3%	$(0.3)	-0.2%
Volume	(3.8)	-1.8%	5.8	2.9%
Commodity price & volume	1.4	0.7%	2.0	1.0%
Acquisitions & divestitures	4.5	2.1%	1.0	0.5%
Total Solid Waste	$4.9	2.3%	$8.5	4.2%

•                  The price change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $3.3 million from favorable collection pricing and ($0.4) million from unfavorable disposal pricing.

The price change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of $0.6 million from favorable collection pricing and ($0.9) million from unfavorable disposal pricing.

•                  The volume change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of ($2.5) million from disposal volume decreases, ($1.3) million from collection volume decreases and $0.1 million from processing and volume increases. The volume change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of $10.1 million from disposal volume increases, $0.3 million from processing volume increases and ($4.6) million from collection volume decreases.

•                  The commodity price and volume change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $0.9 million from favorable commodity pricing and $0.4 million from commodity volume increases. The commodity price and volume change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2011 is primarily the result of $1.3 million from favorable commodity pricing and $0.7 million from commodity volume increases.

•                  The acquisitions and divestitures change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $4.5 million from acquisitions. The acquisitions and divestitures change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2011 is the result of $1.0 million from acquisitions.

Western region operating income for the fiscal year ended April 30, 2012 decreased by $2.6 million. The reduction of operating income for the fiscal year ended April 30, 2012 is primarily due to a $3.0 million gain on a bargain purchase related to the McKean landfill business and a $0.5 million environmental remediation charge recorded in fiscal year 2011. The increased revenues, the $1.6 million in decreased general and administration expense related primarily to decreased labor, personnel and benefit costs, the $1.3 million in decreased depreciation and amortization expense related primarily to decreased landfill amortization expense, were offset by increased cost of operations related primarily to $2.2 million in increased fuel costs, $2.1 million in increased hauling and transportation costs, $1.5 million in increased leachate disposal costs, $0.9 million in increased landfill operating costs, $1.0 million in increased facility costs and $0.7 million in increased vehicle maintenance costs.

Western region operating income for the fiscal year ended April 30, 2011 decreased $1.3 million despite the fact that revenues increased $8.5 million and we recorded a $3.0 million gain on bargain purchase related to the McKean landfill business in fiscal year 2011. Cost of operations went up as a result of a $2.1 million increase in fuel costs, a $1.4 million increase in transportation costs, a $1.3 million increase in leachate disposal costs and a $0.8 million increase in host and royalty fees. General and administration expense increased $5.1 million associated primarily with legal fees, incentive compensation costs and other overhead costs.

Recycling

Recycling revenues increased $4.3 million, or 9.9%, and $8.1 million, or 22.8%, for the fiscal years ended April 30, 2012 and 2011, respectively. Recycling revenue growth for the fiscal year ended April 30, 2012 and 2011 is the result of favorable commodity pricing due to higher commodity prices in the marketplace during fiscal year 2012 and 2011.

Recycling operating income for the fiscal year ended April 30, 2012 increased by $1.3 million due primarily to $4.3 million in revenue growth associated with favorable commodity prices offset partially by $2.7 million in increased cost of operations related to increased recycled material costs of $1.0 million, increased commodities marketing agreement costs of $0.7 million and increased facility costs of $0.6 million and increased depreciation expense of $0.4 million.

Recycling operating income for the fiscal year ended April 30, 2011 increased by $2.2 million due primarily to an $8.1 million increase in revenues associated with favorable commodity prices, which exceeded the correlated increase in purchased material costs.

Other

Other revenues decreased $0.2 million, or 0.0%, and $1.9 million, or 4.4%, in the fiscal years ended April 30, 2012 and 2011, respectively. The reduction in Other revenues for the fiscal year ended April 30, 2012 was driven by volume declines from major accounts customers, substantially offset by increased transportation volumes. The growth in Other revenues for the fiscal year ended April 30, 2011 is primarily the result of $1.8 million from major accounts volume increases offset slightly by unfavorable pricing and $0.2 million from transportation volume increases.

Other operating income for the fiscal year ended April 30, 2012 decreased $1.0 million due to the $1.0 million legal settlement associated with the Vermont Attorney General Matter in fiscal year 2012 and increased general and administration costs, offset partially by decreased cost of operations. The increased general and administration costs are related primarily to a $1.6 million increase in personnel costs, a $0.5 million increase in professional fees due to increased consulting costs, a $0.4 million increase in benefits and taxes, offset partially by a $2.1 million decrease in incentive compensation costs. The decreased cost of operations are related primarily to a $0.7 increase in direct costs, which relate primarily to a decrease in hauling and transportation costs.

Other operating income for the fiscal year ended April 30, 2011 decreased $0.2 million due primarily to $1.9 million in favorable revenue growth related to improved major accounts revenue volumes being exceeded by the increase in cost of operations related primarily to a $2.8 million increase in transportation costs.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures are broadly defined as pertaining to growth, maintenance or acquisition activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions and new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of organic business growth, as well as expenditures associated with increasing infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence. Acquisition capital expenditures are defined as costs of equipment added directly as a result of new business growth related to an acquisition.

We had a net working capital deficit of $25.5 million at April 30, 2012 compared to a deficit of $13.3 million at April 30, 2011. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $12.2 million decrease in net working capital at April 30, 2012 related largely to a $7.4 million decrease in accounts receivable, a $1.9 million decrease in the current portion of deferred income taxes, a $4.2 million increase in accounts payable and a $3.2 million increase in the current portion of accrued capping, closure and post closure costs, offset partially by a $1.3 million increase in refundable income taxes and a $3.8 million decrease in income taxes payable.

Fiscal Year 2012 Financing Activities

On April 27, 2012, we entered into the first amendment to our 2011 Revolver. As a part of the amendment, we modified the financial covenants that the 2011 Revolver is subject to; we amended the agreement to use proceeds of a Term Loan B or other subordinated financings which we may obtain to refinance our outstanding Second Lien Notes; and we provided for adjustments to the financial covenants in the event that we undertake future financing activities.

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the original $25.0 million Bonds. The mandatorily tendered Bonds (the “Converted Bonds”) were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3.6 million of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds mature on January 1, 2025. We recorded a charge of $0.3 million as a loss on debt extinguishment in the fourth quarter of fiscal year 2012 related primarily to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

Fiscal Year 2011 Financing Activities

On May 27, 2010, we amended our then outstanding senior secured first lien credit facility, consisting of a $177.5 million revolving credit facility and a $130.0 million aggregate principal term loan B, to create additional capital structure flexibility. As amended, the senior secured first lien credit facility permitted us to use net proceeds of up to $150.0 million from equity offerings to repurchase our outstanding Second Lien Notes. We were also permitted to use up to $50.0 million of borrowings under the senior secured first lien credit facility to repurchase the 2013 Notes.

On February 7, 2011, we completed an offering of $200.0 million of our 2019 Notes, the terms of which are described below. We used the net proceeds from the 2019 Notes, together with other available funds, to repurchase the 2013 Notes and to pay related transaction costs. On February 7, 2011, we repurchased $166.8 million of our then outstanding $200.0 million aggregate principal amount of 2013 Notes through a cash tender offer and consent solicitation. Holders who tendered the 2013 Notes received $1,003.75 for each $1,000 in principal amount of the 2013 Notes repurchased (which included a consent payment of $10 per $1,000 in principal amount of the 2013 Notes), plus accrued and unpaid interest up to, but not including, the tender offer settlement date.

On March 9, 2011, we redeemed all of the remaining 2013 Notes at a price of $1,000 per $1,000 in principal amount of the 2013 Notes, plus accrued and unpaid interest to, but not including, the redemption date.

On March 18, 2011, we refinanced and replaced the senior secured first lien credit facility, consisting of a $177.5 million revolving credit facility and a $130.0 million aggregate principal senior secured term B loan due April 9, 2014, with the 2011 Revolver, consisting of a $227.5 million revolving credit and letter of credit facility, the terms of which are described below.

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

On April 27, 2012, we entered into the first amendment to our 2011 Revolver. As a part of the amendment, we modified the financial covenants that the 2011 Revolver is subject to; we amended the agreement to use proceeds of a Term Loan B or other subordinated financings which we may obtain to refinance our outstanding Second Lien Notes; and we provided for adjustments to the financial covenants in the event that we undertake future financing activities.

The 2011 Revolver is subject to customary affirmative, negative, and financial covenants. As of April 30, 2012, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended April 30, 2012	Covenant Requirements at April 30, 2012
Total funded debt / Bank-defined cash flow metric (1)	4.62	5.25 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.70	3.25 Max.
Interest coverage	2.49	2.15 Min.
Capital expenditures	$59.7	$99.6 Million Max.

(1) Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, April 30, 2012.  A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended April 30, 2012
Net cash provided by operating activities	$63.8

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(6.2)
Gain on sale of equipment and assets	1.0
Stock based compensation, net of excess tax benefit on exercise of options	(1.6)
Deferred project charge	(0.1)
Asset impairment charge	(40.7)
Interest expense less discount on Second Lien Notes	44.6
Loss on debt extinguishment	(0.3)
Provision for income taxes, net of deferred taxes	(0.7)
Adjustments as allowed by Senior Secured Credit Facility Agreement	44.5

Bank - defined cash flow metric	$104.3

In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2012, we were in compliance with all covenants under the indenture governing the 2011 Revolver and we do not believe that these restrictions impact our ability to meet future liquidity needs.

Further advances were available under the 2011 Revolver in the amount of $128.2 million as of April 30, 2012. The available amount is net of outstanding irrevocable letters of credit totaling $29.7 million as of April 30, 2012, at which date no amount had been drawn.

Second Lien Notes.  As of April 30, 2012, we had $180.0 million aggregate principal amount of Second Lien Notes outstanding. The Second Lien Notes will mature on July 15, 2014, and interest accrues at the rate of 11% per annum. Interest is payable semiannually in arrears on January 15, and July 15 of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

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

Although the Second Lien Notes do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2012, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

2019 Notes.  On February 7, 2011, we completed the offering of $200.0 million of 2019 Notes. The net proceeds from the 2019 Notes, together with other available funds, were used to repurchase the 2013 Notes and to pay related transaction costs. The 2019 Notes will mature on February 15, 2019, and interest accrues at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2012, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

As of April 30, 2012, we had $200.0 million aggregate principal amount of 2019 Notes outstanding.

Maine Bonds.  On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance of the Bonds by the Finance Authority of Maine. The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and were enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the original $25.0 million Bonds. The mandatorily tendered Bonds were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3.6 million of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds mature on January 1, 2025. We recorded a charge of $0.3 million as a loss on debt extinguishment in the fourth quarter of fiscal year 2012 related primarily to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the fiscal year ended April 30, 2012, 2011 and 2010, respectively (in millions):

	Fiscal Year Ended
	April 30,
	2012	2011	2010
Net cash provided by operating activities	$63.8	$47.1	$64.1
Net cash used in investing activites	$(72.0)	$(55.8)	$(63.1)
Net cash provided by (used in) financing activities	$10.2	$(117.9)	$(7.3)
Net cash provided by discontinued operations	$0.7	$126.4	$6.4

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $16.7 million and decreased by $17.0 million for the fiscal years ended April 30, 2012 and 2011, respectively.

The most significant items affecting the change in our operating cash flows for the fiscal years ended April 30, 2012 and 2011 are summarized below:

•                  Loss from continuing operations. Our loss from continuing operations increased $74.6 million to ($78.3) million for the fiscal year ended April 30, 2012 from ($3.7) million for the fiscal year ended April 30, 2011. During the fiscal year ended April 30, 2012, we recorded a $40.7 million non-cash impairment charge related to our Maine Energy asset group, a $10.7 million non-cash impairment charge related to our investment in GreenFiber and a $10.0 million loss from equity method investment, $5.1 million of which related to GreenFiber’s goodwill impairment charge. These charges combined with a $7.4 million loss on debt extinguishment, a $3.5 million non-cash gain on sale of assets, a $3.0 million bargain purchase gain, a $3.7 million asset impairment charge and a $24.2 million income tax benefit in the fiscal year ended April 30, 2011 largely make up the unfavorable change in loss from continuing operations period-over-period.

•                  Cash interest payments. Cash interest payments decreased $3.0 million for the fiscal year ended April 30, 2012 due to the effect of the timing and lower average interest rates associated with our capital structure.

•                  Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was favorably impacted $6.2 million in the fiscal year ended April 30, 2012 by changes in our assets and liabilities. This change is driven by favorable impacts related to our accounts receivable, which is affected by both revenue changes and timing of payments received, accounts payable, which are affected by both cost changes and timing of payments, and prepaid expenses, inventories and other assets, which is affected primarily by the timing of payments, expense recognition, as well as cost changes. This favorable change was offset by the unfavorable impact related to accrued expenses and other liabilities, which are affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the fiscal year ended April 30, 2011, when our cash flow from operations was unfavorably impacted $5.5 million by changes in our assets and liabilities. The favorable $11.7 million change is due to the $10.7 million impact associated with the change in accounts receivable and the $7.7 million impact associated with the change in accrued expenses and other liabilities, offset by the ($3.2) million change in accounts payable and the ($3.5) million change in prepaid expenses, inventories and other assets.

The most significant items affecting the change in our operating cash flows for the fiscal years ended April 30, 2011 and 2010 are summarized below:

•                  Loss from continuing operations. Our loss from continuing operations decreased $12.3 million to ($3.7) million for the fiscal year ended April 30, 2011 from ($16.0) million for the fiscal year ended April 30, 2010. During the fiscal year ended April 30, 2011, we recorded a $3.5 million non-cash gain on sale of assets, a $3.0 million bargain purchase gain and a $3.7 million asset impairment charge, a $4.1 million loss from equity method investment, a $7.4 million loss on debt extinguishment and a $24.2 million income tax benefit. These charges largely make up the favorable change in loss from continuing operations period-over-period.

•                  Cash interest payments. Cash interest payments increased $8.7 million for the fiscal year ended April 30, 2011 due to the effect of the timing and higher average interest rates associated with our capital structure.

•                  Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted $5.5 million in the fiscal year ended April 30, 2011 by changes in our assets and liabilities. This change is driven by unfavorable impacts related to our accounts receivable, which is affected by both revenue changes and timing of payments received, and our accrued expenses and other liabilities, which are affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. These unfavorable impacts were partially offset by the favorable impacts related to accounts payable, which is affected by both cost changes and timing of payments, and prepaid expenses, inventories and other assets, which are affected primarily by the timing of payments, expense recognition, as well as cost changes. This is compared to the fiscal year ended April 30, 2010, when our cash flow from operations was unfavorably impacted $1.0 million by changes in our assets and liabilities. The unfavorable $4.5 million change is due to the unfavorable $12.8 million impact associated with the change in accrued expenses and other liabilities, offset by the $4.9 million favorable impact related to the change in accounts receivable, the $2.4 million favorable impact related to the change in accounts payable, and the $1.1 million favorable impact related to the change in prepaid expenses, inventories and other assets.

Net cash used in investing activities.  Cash flows used in investing activities increased by $16.2 million and decreased by $7.3 million for the fiscal years ended April 30, 2012 and 2011, respectively.

The most significant items affecting the change in our investing cash flows for the fiscal year ended April 30, 2012 are summarized below:

•                  Capital expenditures. Higher capital expenditures of $4.5 million in the fiscal year ended April 30, 2012 related primarily to recycling facility upgrades, a landfill gas-to-energy project and fleet replacement.

•                  Payments on landfill operating lease contracts. Higher payments of $1.0 million for landfill operating lease contracts in the fiscal year ended April 30, 2012 due to the timing of payments.

•                  Investments in unconsolidated entities. Cash payments of $5.0 million in the fiscal year ended April 30, 2012 related to our contributions totaling $0.6 million for interests in Tompkins and AGreen, an additional $3.9 million in contributions to GreenFiber and our initial $0.5 million contribution for an interest in GreenerU.

•                  Proceeds from the sale of assets. A decrease of $7.5 million in cash proceeds, of which the entire amount relates to the sale of certain assets in Southeastern Massachusetts in the fiscal year ended April 30, 2011.

•                  Acquisitions, net of cash acquired. During the fiscal year ended April 30, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2.3 million, including $2.1 million in cash and $0.2 million in holdbacks to sellers. During the fiscal year ended April 30, 2011, acquisitions were completed for $1.7 million in cash.

The most significant items affecting the change in our investing cash flows for the fiscal year ended April 30, 2011 are summarized below:

•                  Proceeds from the sale of assets. An increase of $7.5 million in cash proceeds related to the sale of certain assets in Southeastern Massachusetts in the first quarter of the fiscal year ended April 30, 2011.

•                  Payments on landfill operating lease contracts. Lower payments of $8.1 million for landfill operating lease contracts in the fiscal year ended April 30, 2011. This was due to the timing of certain payments along with additional payments made to amend the operating agreement for the Chemung landfill in fiscal year 2010.

•                  Proceeds from the sale of property and equipment. A $3.5 million decrease in cash proceeds from the sale of property and equipment.

•                  Capital expenditures. Higher capital expenditures of $2.4 million in the fiscal year ended April 30, 2011 related primarily to recycling facility upgrades and a landfill gas-to-energy project.

•                  Purchase of gas operating rights. Cash payments of $1.6 million in the fiscal year ended April 30, 2011 associated with the purchase of gas rights.

Net cash used in financing activities. Cash flows provided by (used in) financing activities increased $128.1 million and decreased by $110.6 million for the fiscal years ended April 30, 2012 and 2011, respectively.

The most significant items affecting the change in our financing cash flows for the fiscal year ended April 30, 2012 are summarized below:

•                  Debt activity. Decreased debt borrowings of $220.3 million more than offset by decreased debt payments of $338.9 million in the fiscal year ended April 30, 2012. The decrease in long term borrowings is primarily the result of the offering of the 2019 Notes in fiscal year 2011. The decrease in principal payments is primarily the result of the pay down of the senior secured term B loan due April 9, 2014 and the redemption of the 2013 Notes in fiscal year 2011.

The most significant items affecting the change in our financing cash flows for the fiscal year ended April 30, 2011 are summarized below:

•                  Debt activity. The increase in cash used relates primarily to the $128.1 million pay down of the senior secured term B loan due April 9, 2014 in the fourth quarter of fiscal year 2011 offset by additional borrowings including the 2019 Notes.

Net cash provided by discontinued operations. Cash flows provided by discontinued operations decreased $125.7 million and increased $120.0 million for the fiscal years ended April 30, 2012 and 2011, respectively. These fluctuations in net cash flows provided by discontinued operations is primarily the result of two separate transactions in fiscal year 2011; the sale of non-integrated recycling assets and select intellectual property assets for $134.2 million in gross proceeds and the sale of the Trilogy Glass business for $1.8 million in cash proceeds.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge the interest rate risk associated with a forecasted transaction effective January 15, 2013. The proceeds associated with the forecasted transaction would be used to redeem our outstanding $180.0 million Second Lien Notes due 2014. The Second Lien Notes become callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature in March of 2016, which is when the 2011 Revolver becomes due.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of April 30, 2012, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2012 (in millions) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt	$1,228	$181,171	$69,783	$225,000	$477,182
Financing lease obligations	338	748	1,070	—	2,156
Interest obligations (1)	41,131	74,173	42,021	42,816	200,141
Operating leases (2)	10,715	37,484	16,488	119,714	184,401
Capping / closure / post-closure	4,954	11,233	6,918	97,355	120,460
Total contractual cash obligations (3)	$58,366	$304,809	$136,280	$484,885	$984,340

(1)                        Interest obligations based on debt and capital lease balances as of April 30, 2012. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2012.

(2)                        Includes obligations related to landfill operating lease contracts.

(3)                        Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2013.

In addition to the above obligations, we have unrecognized tax benefits at April 30, 2012 of approximately $0.6 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at April 30, 2012, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indentures governing the Second Lien Notes, Section 2.19 of the 2019 Notes and the provisions of the Converted Bonds, no beneficial holder of the Second Lien Notes, 2019 Notes and/or Converted Bonds is permitted to knowingly acquire Second Lien Notes, 2019 Notes and/or Converted Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of Second Lien Notes, 2019 Notes and Converted Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the Second Lien Notes, 2019 Notes and Converted Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of April 30, 2012, that dollar amount was $47.1million.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K.

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

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-

consumption method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.

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

Landfill Closure and Post-Closure

Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, lawyers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and expansion airspace.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to capping, and closure and post-closure of the expansion airspace in the amortization basis of the landfill.

After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

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

Goodwill and Other Intangibles

We do not amortize goodwill. We annually assess goodwill impairment at the end of the fourth quarter of our fiscal year, or more frequently if events or circumstances indicate that impairment may exist.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at the reporting unit.

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

We incurred no impairment of goodwill as a result of our annual fourth quarter goodwill impairment tests in fiscal years 2012, 2011 or 2010. However, there can be no assurance that goodwill will not be impaired at any time in the future. As of April 30, 2012, the qualitative assessment performed for the Western reporting unit indicated that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill, and, therefore, no step one was performed. The Step 1 test indicated that fair value of the Recycling reporting unit exceeded its carrying value by 24.4%. The carrying value of the Eastern reporting unit goodwill is de minimus and its impact to our operating results would be immaterial. See Note 1 and Note 6 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

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

In the fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyers borrowing rate.

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

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $73.2 million of long-term debt at April 30, 2012. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.3% at April 30, 2012. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our annual interest expense would increase or decrease by $0.2 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted transaction effective January 15, 2013. The forecasted transaction would be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014. The forecasted transaction is expected to occur between July 15, 2012 and January 15, 2013 as these notes become callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the LIBOR index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of April 30, 2012, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% in the year ended April 30, 2012, management’s estimate of the impact on our operating income is estimated to have been between $0.2 million and $0.3 million based on the observed impact of commodity price changes on operating income margin during the years ended April 30, 2012 and 2011. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2012, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of April 30, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm. McGladrey LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the two years in the period ended April 30, 2012, and the financial statement schedules of Casella Waste Systems, Inc. and subsidiaries listed in Item 15(a) for the years ended April 30, 2012 and 2011.  We also have audited the Company’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We also audited the adjustments described in Note 16 that were applied retrospectively to the 2010 consolidated financial statements and financial statement schedule.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2010 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2010 consolidated financial statements taken as a whole.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Boston, Massachusetts

June 28, 2012

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited, before the effects of the adjustments related to the discontinued operations described in Note 16, the accompanying consolidated statements of operations and stockholders’ equity and comprehensive loss for Casella Waste Systems, Inc. and subsidiaries (the Company) for the year ended April 30, 2010. We have also audited, before the effects of the adjustments related to the discontinued operations described in Note 16, the financial statement schedule for the year ended April 30, 2010 listed in Item 15(a)(2) of this Form 10-K. The Company’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, before the effects of the adjustments related to the discontinued operations described in Note 16, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations for the year ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, before the effects of the adjustments related to the discontinued operations described in Note 16, the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

We were not engaged to audit, review, or apply any procedures to the adjustments related to the discontinued operations described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by McGladrey LLP, as stated in their report appearing herein.

/s/ Caturano and Company, P.C.

Boston, Massachusetts

June 10, 2010

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30,	April 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,534	$1,817
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $740 and $920	47,472	54,914
Refundable income taxes	1,281	—
Prepaid expenses	6,077	5,856
Inventory	3,595	3,461
Deferred income taxes	3,712	5,600
Other current assets	609	681

Total current assets	67,356	72,405

Property, plant and equipment, net of accumulated depreciation and amortization of $593,206 and $624,044	416,717	453,361
Goodwill	101,706	101,204
Intangible assets, net	2,970	2,455
Restricted assets	424	334
Notes receivable - related party/employee	722	1,297
Investments in unconsolidated entities	22,781	38,263
Other non-current assets	21,067	21,262

	566,387	618,176

	$633,743	$690,581

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30,	April 30,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,228	$1,217
Current maturities of financing lease obligations	338	316
Accounts payable	46,709	42,499
Accrued payroll and related expenses	4,142	3,702
Accrued interest	9,803	9,776
Current accrued capping, closure and post-closure costs	4,907	1,702
Income taxes payable	—	3,786
Other accrued liabilities	21,208	20,923

Total current liabilities	88,335	83,921

Long-term debt and capital leases, less current maturities	473,381	461,418
Financing lease obligations, less current maturities	1,818	2,156
Accrued capping, closure and post-closure costs, less current portion	34,722	34,705
Deferred income taxes	5,336	5,578
Other long-term liabilities	11,920	8,816

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Casella Waste Systems, Inc. stockholders' equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,991,000 and 25,589,000 shares as of April 30, 2012 and April 30, 2011, respectively	260	256
Class B convertible common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares as of April 30, 2012 and April 30, 2011, respectively	10	10
Additional paid-in capital	288,348	285,992
Accumulated deficit	(270,235)	(192,649)
Accumulated other comprehensive (loss) income	(1,952)	378

Total Casella Waste Systems, Inc. stockholders' equity	16,431	93,987
Noncontrolling interest	1,800	—

Total stockholders' equity	18,231	93,987

	$633,743	$690,581

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTESYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2012	2011	2010

Revenues	$480,815	$466,064	$457,642

Operating expenses:
Cost of operations	330,754	317,504	303,399
General and administration	60,775	64,010	57,476
Depreciation and amortization	58,576	58,261	63,619
Asset impairment charge	40,746	3,654	—
Legal settlement	1,359	—	—
Development project charge	131	—	—
Environmental remediation charge	—	549	335
Bargain purchase gain	—	(2,975)	—
Gain on sale of assets	—	(3,502)	—

	492,341	437,501	424,829
Operating (loss) income	(11,526)	28,563	32,813

Other expense/(income), net:
Interest income	(42)	(54)	(110)
Interest expense	45,541	45,912	44,375
Loss from equity method investments	9,994	4,096	2,691
Impairment of equity method investment	10,680	—	—
Loss on debt extinguishment	300	7,390	511
Other income	(863)	(860)	(847)

Other expense, net	65,610	56,484	46,620

Loss from continuing operations before income taxes and discontinued operations	(77,136)	(27,921)	(13,807)
Provision (benefit) for income taxes	1,181	(24,217)	2,242

Loss from continuing operations before discontinued operations	(78,317)	(3,704)	(16,049)

Discontinued operations:
(Loss) income from discontinued operations (net of income tax (benefit) provision of $0, ($800) and $920)	—	(1,458)	1,011
Gain on disposal of discontinued operations (net of income tax provision of $489, $31,714 and $795)	725	43,590	1,180

Net (loss) income	$(77,592)	$38,428	$(13,858)

Less: Net loss attributable to noncontrolling interest	(6)	—	—

Net (loss) income attributable to common stockholders	$(77,586)	$38,428	$(13,858)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTESYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2012	2011	2010
Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(2.93)	$(0.14)	$(0.62)
(Loss) income from discontinued operations, net	—	(0.06)	0.03
Gain on disposal of discontinued operations, net	0.03	1.67	0.05

Net (loss) income per common share	$(2.90)	$1.47	$(0.54)

Average common shares outstanding:
Basic and diluted	26,749	26,105	25,731

Amounts attributable to common stockholders:
Loss from continuing operations, net of tax	$(78,311)	$(3,704)	$(16,049)
Discontinued operations, net of tax	725	42,132	2,191

Net (loss) income	$(77,586)	$38,428	$(13,858)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(In thousands)

			Casella Waste Systems, Inc. Stockholders’ Equity
									Accumulated
			Class A		Class B		Additional		Other
		Comprehensive	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Total	(Loss) Income	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest
Balance, April 30, 2009	$66,310		24,679	$247	988	$10	$279,444	$(217,219)	$3,828
Comprehensive loss:
Net loss	(13,858)	$(13,858)	—	—	—	—	—	(13,858)	—
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments, net of tax benefit of ($523)	(3,250)	(3,250)	—	—	—	—	—	—	(3,250)
Realized loss on derivative instruments reclassified into earnings, net of tax benefit of ($940)	(1,395)	(1,395)	—	—	—	—	—	—	(1,395)
Unrealized gain resulting from changes in fair value of marketable securities, net of taxes of $0	32	32	—	—	—	—	—	—	32
Other comprehensive loss	(4,613)	(4,613)
Comprehensive loss:	(18,471)	$(18,471)
Issuances of Class A common stock	243		265	2	—	—	241	—	—
Stock-based compensation	2,242		—	—	—	—	2,242	—	—
Other	(28)		—	—	—	—	(28)	—	—
Balance, April 30, 2010	$50,296		24,944	$249	988	$10	$281,899	$(231,077)	$(785)	$—

Comprehensive income:
Net income	38,428	$38,428	—	—	—	—	—	38,428	—
Other comprehensive income (loss), net of taxes:
Unrealized gain resulting from changes in fair value of derivative instruments, net of tax benefit of ($1,269)	1,886	1,886	—	—	—	—	—	—	1,886
Realized loss on derivative instruments reclassified into earnings, net of taxes of $398	(707)	(707)	—	—	—	—	—	—	(707)
Unrealized loss resulting from changes in fair value of marketable securities, net of taxes of $10	(16)	(16)	—	—	—	—	—	—	(16)
Other comprehensive income	1,163	1,163
Comprehensive income:	39,591	$39,591
Issuances of Class A common stock	596		645	7	—	—	589	—	—
Stock-based compensation	3,504		—	—	—	—	3,504	—	—
Balance, April 30, 2011	$93,987		25,589	$256	988	$10	$285,992	$(192,649)	$378	$—

Comprehensive loss:
Net loss	(77,592)	$(77,592)	—	—	—	—	—	(77,586)	—	(6)
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments, net of taxes of $99	(1,749)	(1,749)	—	—	—	—	—	—	(1,749)	—
Realized loss on derivative instruments reclassified into earnings, net of tax benefit of ($99)	(578)	(578)	—	—	—	—	—	—	(578)	—
Unrealized loss resulting from changes in fair value of marketable securities, net of taxes of $0	(3)	(3)	—	—	—	—	—	—	(3)	—
Other comprehensive loss	(2,330)	(2,330)
Comprehensive loss:	(79,922)	$(79,922)
Issuances of Class A common stock	239		402	4	—	—	235	—	—	—
Stock-based compensation	1,855		—	—	—	—	1,855	—	—	—
Contribution from noncontrolling interest holder	1,806		—	—	—	—	—	—	—	1,806
Other	266		—	—	—	—	266	—	—	—
Balance, April 30, 2012	$18,231		25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Fiscal Year Ended April 30,
		2012	2011	2010
	Cash Flows from Operating Activities:
	Net (loss) income	$(77,592)	$38,428	$(13,858)
	Adjustments to reconcile net loss to net cash provided by operating activities -
	Loss (income) from discontinued operations, net	—	1,458	(1,011)
	Gain on disposal of discontinued operations, net	(725)	(43,590)	(1,180)
	Gain on sale of assets	—	(3,502)	—
	Gain on sale of property and equipment	(1,004)	(470)	(1,343)
	Depreciation and amortization	58,576	58,261	63,619
	Depletion of landfill operating lease obligations	8,482	7,878	6,867
	Interest accretion on landfill and environmental remediation liabilities	3,479	3,331	3,506
	Environmental remediation charge	—	549	335
	Asset impairment charge	40,746	3,654	—
	Bargain purchase gain	—	(2,975)	—
	Development project charge	131	—	—
	Amortization of premium on senior subordinated notes	—	(611)	(727)
	Amortization of discount on term loan and second lien notes	964	801	685
	Loss from equity method investments	9,994	4,096	2,691
	Impairment of equity method investment	10,680	—	—
	Loss on debt extinguishment	300	7,390	511
	Stock-based compensation	1,855	1,592	1,987
	Excess tax benefit on the vesting of share based awards	(254)	(129)	—
	Deferred income taxes	1,899	(23,615)	3,031
	Changes in assets and liabilities, net of effects of acquisitions and divestitures -
	Accounts receivable	7,442	(3,273)	(8,179)
	Accounts payable	4,210	7,443	5,092
	Prepaid expenses, inventories and other assets	318	3,834	2,755
	Accrued expenses and other liabilities	(5,726)	(13,459)	(695)
	Net Cash Provided By Operating Activities	63,775	47,091	64,086
	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	(2,102)	(1,744)	(864)
	Additions to property, plant and equipment attributable to acquisitions	(529)	(5)	—
Additions to property, plant and equipment	- growth	(12,211)	(2,803)	(4,187)
	- maintenance	(47,001)	(52,441)	(48,647)
	Payments on landfill operating lease contracts	(6,616)	(5,655)	(13,737)
	Purchase of gas rights	—	(1,608)	—
	Proceeds from sale of assets	—	7,533	—
	Proceeds from sale of property and equipment	1,492	959	4,434
	Investments in unconsolidated entities	(5,045)	—	(49)
	Net Cash Used In Investing Activities	(72,012)	(55,764)	(63,050)
	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	163,500	383,757	492,344
	Principal payments on long-term debt	(152,806)	(491,669)	(485,796)
	Payments of financing costs	(1,592)	(10,588)	(14,089)
	Proceeds from exercise of share based awards	337	476	260
	Excess tax benefit on the vesting of share based awards	254	129	—
	Contributions from noncontrolling interest holder	536	—	—
	Net Cash Provided By (Used In) Financing Activities	10,229	(117,895)	(7,281)
	Discontinued Operations:
	Net cash (used in) provided by operating activities	—	(359)	5,651
	Net cash provided by investing activities	725	130,114	1,317
	Net cash used in financing activities	—	(3,405)	(526)
	Net Cash Provided By Discontinued Operations	725	126,350	6,442
	Net increase (decrease) in cash and cash equivalents	2,717	(218)	197
	Cash and cash equivalents, beginning of period	1,817	2,035	1,838
	Cash and cash equivalents, end of period	$4,534	$1,817	$2,035

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Fiscal Year Ended April 30,
	2012	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$41,243	$44,291	$35,583
Income taxes, net of refunds	$5,048	$1,480	$234

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired	$2,217	$6,456	$1,512
Bargain purchase gain	$—	$2,975	$—
Cash paid, net	$2,102	$1,744	$864

Notes payable, liabilities assumed and holdbacks to sellers	$115	$1,737	$648

Property, plant and equipment acquired through lease obligations	$—	$—	$404

Equipment contributed by noncontrolling interest	$1,270	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its subsidiaries and an entity in which it has a controlling financial interest (collectively, “we”, “us” or “our”). For the consolidated subsidiary that is less than wholly owned, the third-party holding of equity interests is referred to as a noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest of this subsidiary is presented as Net income (loss) attributable to noncontrolling interest. The portion of stockholders’ equity of this subsidiary attributable to the noncontrolling interest is presented as Noncontrolling interest in the consolidated balance sheets and the consolidated statements of stockholders’ equity and comprehensive (loss) income.

We are a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services, in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”). We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger- recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings through equity method investees are included in our Other segment.

A summary of our significant accounting policies follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Parent, its wholly-owned subsidiaries and an entity in which it has a controlling financial interest. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held for sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held for sale are reported in discontinued operations, as applicable. See Note 16 for disclosure over discontinued operations.

Use of Estimates and Assumptions

Preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities, as applicable, at the date of the consolidated financial statements. The estimates and assumptions will also affect the reported amounts of revenues and expenses during the reporting period. Summarized below are the estimates and assumptions that we consider to be significant in the preparation of our consolidated financial statements.

Landfill Development Costs

We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized for the fiscal years ended April 30, 2012, 2011 and 2010 was $407, $1,078 and $349, respectively.

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-

consumption method as landfill airspace is consumed. In determining the amortization rate for these landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

Remaining Permitted Airspace. Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

Expansion Airspace. We currently include unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. To be considered expansion airspace all of the following criteria must be met:

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by our engineers, accountants, lawyers,  managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.

After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future for each landfill. These rates per ton are updated annually, or more often, as significant facts change.

Landfill Capping, Closure and Post-Closure Costs

The following is a description of our asset retirement activities:

Capping Costs. Capping activities include the installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill. Our engineering personnel estimate the cost for each capping event based on the acreage to be capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

Closure and Post-Closure Costs. Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill, after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, lawyers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended, as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of

30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.

Our estimate of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.7% for fiscal years 2012 and 2011, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at April 30, 2012 is between 9.2% and 10.4%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in fiscal year 2004. Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $3,341, $3,193 and $3,281 in fiscal years 2012, 2011 and 2010, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

We operate in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted cash. Surety bonds securing closure and post-closure obligations at April 30, 2012 and 2011 totaled $124,600 and $120,291, respectively. Letters of credit securing closure and post-closure obligations at April 30, 2012 and 2011 totaled $1,752, respectively. Restricted cash securing closure and post-closure obligations is disclosed in Note 4.

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

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure and post closure costs. The value of all future minimum lease payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement.

Environmental Remediation Liabilities

We have recorded environmental liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value. See Note 10 for disclosure over environmental remediation liabilities.

Goodwill and Other Intangibles

We do not amortize goodwill. We annually assess goodwill impairment at the end of the fourth quarter of our fiscal year, or more frequently if events or circumstances indicate that impairment may exist.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit.

In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and our Recycling segment, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. We test goodwill at this reporting unit level because the business is managed and reported at this level. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

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

In addition, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

•                  a significant adverse change in legal status or in the business climate;

•                  an adverse action or assessment by a regulator;

•                  a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•                  the testing for recoverability of a significant asset group within the segment.

We incurred no impairment of goodwill as a result of our annual fourth quarter goodwill impairment tests in fiscal years 2012, 2011 or 2010. However, there can be no assurance that goodwill will not be impaired at any time in the future. See Note 6 for disclosure over goodwill.

Covenants not to compete and customer lists are amortized using the straight-line method over their estimated useful lives, typically no more than 10 years. See Note 6 for disclosure over intangible assets.

Recovery of Long-Lived Assets

We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment.  Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets.  Events or changes in circumstances that may indicate that an asset may be impaired include the following:

•                  a significant decrease in the market price of an asset or asset group;

•                  a significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•                  a significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•                  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•                  a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group;

•                  a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; or

•                  an impairment of goodwill at a reporting unit.

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

To determine fair value, we use discounted cash flow analyses and estimates about the future cash flows of the asset or asset group. This analysis includes a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are typically based on financial forecasts developed internally by management. The discount rate used is commensurate with the risks involved. We may also rely on third party valuations and or information available regarding the market value for similar assets.

If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.

In the fourth quarter of fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we reviewed the asset group for impairment and recorded a $40,746 impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration of the facility, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyers borrowing rate.

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

Self-Insurance Liabilities and Related Costs

We are self insured for vehicles and workers’ compensation. Our maximum exposure in fiscal year 2012 under the workers’ compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self insurance reserves totaled $12,024 and $13,102 at April 30, 2012 and 2011, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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

We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 14 for disclosure related to income taxes.

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 10 for disclosure over loss contingencies.

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

The fair value of each stock option is estimated using a Black-Scholes option pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, commodity and interest rate derivatives, trade payables and long-term debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The thee-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. See Note 9 and Note 12 for fair value disclosure over long-term debt and financial instruments, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies totaling $3,595 and $3,461 at April 30, 2012 and 2011, respectively.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. We provide for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Buildings	25-30 years

Machinery and equipment	5-10 years

Rolling stock	5-10 years

Containers	5-12 years

Furniture and Fixtures	3-8 years

Building improvements are amortized over a ten year period or the remaining life of the building, whichever is shorter. Machinery and equipment includes landfill equipment, balers and shredders with useful lives ranging from eight to ten years and maintenance equipment with useful lives ranging from five to ten years. Rolling stock includes collection vehicles, trailers and automobiles with useful lives ranging from five to ten years. Containers include steel containers in a variety of sizes generally ranging from two to 40 cubic yards with estimated useful lives of ten to 12 years. Containers also include residential carts and recycling bins with useful lives of five to ten years. Except at Maine Energy, where we capitalized certain major maintenance and repair costs and amortized them over their useful lives, the cost of maintenance and repairs is charged to operations as incurred. See Note 5 for disclosure over property, plant and equipment.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting.

Equity Method Investments

GreenFiber.  We entered into a joint venture agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

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

On December 1, 2011, GreenFiber entered into a second amendment to its modified and restated loan and security agreement. Concurrent therewith, we made an additional investment of $3,000 in GreenFiber and reduced our guaranty associated with the credit facility by $1,200 to $2,200. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. See Note 12 for disclosure over the fair value of the guaranty.

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. The goodwill impairment analysis indicated that the carrying value of their reporting unit exceeded the fair value of their reporting unit, and GreenFiber determined that the entire amount of their goodwill was impaired. Consequently, we recorded our portion of the goodwill impairment charge of $5,090 as a part of the loss on equity method investment in fiscal year 2012.

Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value.  The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10,680, as an impairment on equity method investment in the third quarter of fiscal year 2012.

In April 2012, we made an additional investment of $400 in GreenFiber so that it could meet its quarterly debt covenants.

In May 2012, we and LP made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in GreenFiber’s modified and restated loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Our investment in GreenFiber amounted to $6,502 and $23,137 at April 30, 2012 and April 30, 2011, respectively. Summarized financial information for GreenFiber is as follows:

	April 30, 2012	April 30, 2011

Current assets	$17,513	$20,077
Noncurrent assets	$34,597	$49,618
Current liabilities	$12,815	$10,756
Noncurrent liabilities	$5,382	$12,863

	Fiscal Years Ended April 30,
	2012	2011	2010
Revenue	$77,544	$84,903	$102,785
Gross profit	$10,521	$14,025	$23,010
Net loss	$(20,003)	$(8,192)	$(5,380)

Tompkins.  In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. In connection with the formation of the joint venture, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $285. FCR made an initial cash contribution of $285 as well, and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. Our investment in Tompkins amounted to $292 at April 30, 2012. We account for our 50% membership interest in Tompkins using the equity method of accounting.

Cost Method Investments

Evergreen.  Our investment and ownership interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to us, amounted to $10,657, or 19.9%, as of April 30, 2012 and 2011, respectively. We account for our investment in Evergreen under the cost method of accounting.

RecycleRewards.  Our investment and ownership interest in RecycleRewards, Inc. (“RecycleRewards”), a company that markets an incentive based recycling service, amounted to $4,479 and 6.2%, and $4,467 and 8.2% as of April 30, 2012 and 2011, respectively. Our common share interest in RecycleRewards was reduced from 8.2% to the current 6.2% due to an equity offering RecycleRewards made to a third party investor in October 2011 and the issuance of additional warrants by RecycleRewards. We account for our investment in RecycleRewards under the cost method of accounting.

AGreen.  In May 2011, we entered into a renewable energy project operating agreement with AGreen Energy LLC (“AGreen”). As a part of the agreement, we provide certain operation, maintenance and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. In the first quarter of fiscal year 2012, we made an initial investment of $150 in AGreen giving us a 5.1% membership interest. In the third quarter of fiscal year 2012, we made an additional contribution of $200 in AGreen giving us an investment and membership interest of $350, or 11.9%, as of April 30, 2012. We account for our investment in AGreen under the cost method of accounting.

GreenerU.  In March 2012, we entered into a strategic partnership agreement with GreenerU, Inc. (“GreenerU”), a company that delivers energy and sustainability solutions to the college, university and preparatory school markets in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects. As a part of the agreement, we will work with GreenerU to formulate compelling offers and approaches for colleges, universities and preparatory schools in the area of waste, recycling, energy, composting, resource conservation and other appropriate sustainability initiatives. We agreed to make a $1,000 capital contribution to GreenerU through the purchase of preferred stock in two $500 tranches, the first of which was completed in April 2012. As a result of our initial capital contribution we had a 4.2% ownership interest and a $500 investment in GreenerU as of April 30, 2012. In May 2012, we made the remaining $500 capital contribution bringing our current ownership interest to 6.3%. We account for our investment in GreenerU under the cost method of accounting.

Comprehensive Loss

Comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive (loss) income included in the accompanying consolidated balance sheets consists of changes in the fair value of our marketable securities, our interest rate and commodity hedges, as well as our portion of the changes in the fair value of GreenFiber’s commodity hedges.

The components of accumulated other comprehensive (loss) income for the fiscal years ended April 30, 2012 and 2011 are shown as follows:

	April 30, 2012			April 30, 2011
	Gross	Tax	Net	Gross	Tax	Net
Marketable securities	$11	$(6)	$5	$14	$(6)	$8
Commodity hedges	661	(249)	412	620	(250)	370
Interest rate hedges	(2,369)	—	(2,369)	—	—	—
Accumulated other comprehensive (loss) income	$(1,697)	$(255)	$(1,952)	$634	$(256)	$378

Earnings per Share

Basic earnings per share is computed by dividing the net (loss) income from continuing operations attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units. In computing diluted earnings per share, we utilize the treasury stock method.

Derivatives and Hedging

We account for derivatives and hedging activities in accordance with derivatives and hedging accounting guidance that establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The guidance also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Our objective for utilizing derivative instruments is to reduce our exposure to fluctuations in cash flows due to changes in the commodity prices of recycled paper and adverse movements in interest rates.

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. We are not party to any commodity hedge contracts as of April 30, 2012.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge the interest rate risk associated with a forecasted transaction effective January 15, 2013. The proceeds associated with the forecasted transaction would be used to redeem our outstanding $180,000 11% senior second lien notes due July 15, 2014 (the “Second Lien Notes”). The Second Lien Notes become callable on July 15, 2012. The total notional amount of these agreements is $150,000 and require us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016.

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

We recognize all derivatives on the balance sheet at fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We maintain cash and cash equivalents with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise our customer base, thus spreading the trade credit risk. For the years ended April 30, 2012 and 2011, no single group or customer represents greater than 1.85% of total accounts receivable. We control credit risk through credit evaluations, credit limits and monitoring procedures. We may also use credit insurance from time to time. We perform credit evaluations for commercial and industrial customers and perform ongoing credit evaluations of its customers, but generally do not require collateral to support accounts receivable. Credit risk related to derivative instruments results from the fact we enter into interest rate derivative and commodity price hedge agreements with various counterparties. However, we monitor our derivative positions by regularly evaluating positions and the creditworthiness of the counterparties.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, material recovery facilities and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized retrospectively in the consolidated financial statements of the then current period. All acquisition-related transaction and restructuring costs are to be expensed as incurred. See Note 3 for disclosure over business acquisitions.

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity under generally accepted accounting principles in the United States (“U.S. GAAP”) can be included in discontinued operations.  In addition, only components where the cash flows of the component have been or will be eliminated from ongoing operations by the end of the assessment period and where we do not have a significant continuing involvement with the divested operations would qualify for discontinued operations accounting. See Note 16 for disclosure over discontinued operations.

Subsequent Events

No material subsequent events have occurred since April 30, 2012 through the date of this filing that required recognition or disclosure in our current period consolidated financial statements, except as disclosed.

2.                                      NEW ACCOUNTING STANDARDS

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

In September 2011, the FASB issued an accounting standards update on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this guidance effective February 1, 2012 with no effect on our consolidated financial position or results of operations.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued an accounting standards update on fair value disclosures. This guidance is intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual reporting period beginning after December 15, 2011. We adopted this guidance effective February 1, 2012 with no effect on our consolidated financial position or results of operations. See Note 1 and Note 12 for the updated fair value disclosures.

Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update for the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The FASB deferred certain portions of the accounting standard update related to presentation of reclassification adjustments from other comprehensive income to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted this guidance effective February 1, 2012 with no effect on our consolidated financial position or results of operations.

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

3.                                     BUSINESS ACQUISITIONS

During the fiscal year ended April 30, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2,217, including $2,102 in cash and $115 in holdbacks to sellers. In fiscal year 2011 we acquired two solid waste hauling operations in exchange for $1,073 in cash and $300 in notes payable. Also in fiscal year 2011, we acquired the McKean County landfill business in Pennsylvania in exchange for $671 in cash and the assumption of $1,437 in liabilities. We acquired the McKean County landfill business out of bankruptcy proceedings and recognized a bargain purchase gain of $2,975 based on the amount by which the fair value of assets acquired exceeded the purchase price consideration. The operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase price allocated to net assets acquired during the fiscal years ended April 30, 2012 and 2011 is as follows:

	April 30,
	2012	2011
Equipment	$606	$5,095
Goodwill	502	678
Intangible assets	1,135	441
Current assets	—	277
Current liabilities	(26)	(35)
Total	$2,217	$6,456

The following unaudited pro forma combined information shows the results of our continuing operations for the fiscal years ended April 30, 2012 and 2011 as though each of the acquisitions completed in the fiscal years ended April 30, 2012 and 2011 had occurred as of May 1, 2010.

	Fiscal Years Ended April 30,
	2012	2011
Revenue	$481,887	$472,833
Operating income	$(11,535)	$29,237
Net (loss) income attributable to common stockholders	$(77,626)	$38,665
Basic and diluted net (loss) income per common share attributable to common stockholders	$(2.90)	$1.48
Basic and diluted weighted average shares outstanding	26,749	26,105

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

In May 2012, we acquired a solid waste hauling operation in exchange for $3,150 in cash and $350 in holdbacks to the seller. The purchase price will be allocated to real and personal property along with amortizable intangibles with the residual amount allocated to goodwill.

4.                                      RESTRICTED CASH / RESTRICTED ASSETS

Restricted cash / restricted assets consists of cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill capping, closure and post-closure costs and other facilities’ closure costs. Cash is also restricted by specific agreements for facilities’ maintenance and other purposes. A summary of restricted cash / restricted assets is as follows:

	April 30,
	2012	2011
Current:
Landfill closure	$76	$76
Total	$76	$76

Non Current:
Landfill closure	$424	$334
Total	$424	$334

5.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2012 and 2011 consists of the following:

	April 30,
	2012	2011
Land	$21,100	$20,691
Landfills	445,812	420,875
Landfill operating lease contracts	103,103	96,487
Buildings and improvements	123,104	119,191
Machinery and equipment	118,278	227,556
Rolling stock	125,100	123,444
Containers	73,426	69,161
	1,009,923	1,077,405
Less: accumulated depreciation and amortization	593,206	624,044
	$416,717	$453,361

Depreciation expense for the fiscal years ended April 30, 2012, 2011 and 2010 was $37,990, $36,079 and $37,959, respectively. Landfill amortization expense for the fiscal years ended April 30, 2012, 2011 and 2010 was $19,957, $21,342 and $24,906, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2012, 2011 and 2010 was $8,482, $7,878 and $6,867, respectively, and was recorded in cost of operations.

6.                                      INTANGIBLE ASSETS AND GOODWILL

Intangible assets at April 30, 2012 and 2011 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, April 30, 2012
Intangible assets	$15,601	$3,093	$18,694
Less accumulated amortization	(14,324)	(1,400)	(15,724)
	$1,277	$1,693	$2,970

Balance, April 30, 2011
Intangible assets	$15,076	$2,474	$17,550
Less accumulated amortization	(13,966)	(1,129)	(15,095)
	$1,110	$1,345	$2,455

Intangible amortization expense for the fiscal years ended April 30, 2012, 2011 and 2010 was $629, $840 and $754, respectively. The intangible amortization expense estimated as of April 30, 2012 for the five fiscal years following fiscal year 2012 and thereafter is as follows:

2013	2014	2015	2016	2017	Thereafter
$640	$592	$542	$361	$257	$578

The following table shows the activity and balances related to goodwill from April 30, 2010 through April 30, 2012:

	April 30, 2011	Acquisitions	April 30, 2012
Eastern region	$38	$20	$58
Western region	88,976	482	89,458
Recycling	12,190	—	12,190
Total	$101,204	$502	$101,706

	April 30, 2010	Acquisitions	April 30, 2011
Eastern region	$38	$—	$38
Western region	88,298	678	88,976
Recycling	12,190	—	12,190
Total	$100,526	$678	$101,204

We perform our annual assessment of goodwill impairment at the end of the fourth quarter of the fiscal year, or more frequently if events or circumstances indicate that impairment may exist.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at the reporting unit.

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step (defined as “Step 2”) of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, Step 2 of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.

As a part of the Step 1 testing for goodwill impairment, we estimate the fair value of each reporting unit, which we determined to be our three operating regions (Eastern, Western, and Recycling). The estimated fair value of each reporting unit is compared with the carrying value of the net assets assigned to each reporting unit. The sum of the fair values of the reporting units is reconciled to our current market capitalization (based on our stock price) plus an estimated control premium. The discounted cash flow method is used to measure the fair value of our equity under the income approach for each reporting unit. Determining the fair value using a discounted cash flow method requires us to make significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. Our estimates are based upon historical experience, current market trends, projected future volumes and other information. We believe that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, we rely on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value are discounted at a risk adjusted discount rate to determine the fair value of the reporting unit.

Step 2 of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. We estimate the fair value of several tangible and intangible assets during the process that are valued during this process. Intangible assets included landfill air rights, customer relationships and trade names. For intangible assets, we select an income approach to value the air rights, customer relationships, and trade names. The landfill air rights and customer relationships are valued using the multi-period excess earnings method under the income approach, which estimates the fair value of the asset by discounting the future projected earnings of the asset to present value as of the valuation date. The trade names were valued using a relief from royalty method.

We incurred no impairment of goodwill as a result of our annual fourth quarter goodwill impairment tests in fiscal years 2012, 2011 or 2010. As of April 30, 2012, the qualitative assessment performed for the Western reporting unit indicated that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill, and, therefore, no Step 1 was performed. The Step 1 test indicated that fair value of the Recycling reporting unit exceeded its carrying value by 24.4%. The carrying value of the Eastern reporting unit goodwill is de minimus and its impact to our operating results would be immaterial.

7.                                      ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 1 to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Years Ended April 30,
	2012	2011
Beginning balance	$36,407	$40,002
Obligations incurred	3,123	2,769
Revisions in estimates (1)	(1,682)	(4,273)
Accretion expense	3,341	3,193
Payments	(1,560)	(6,647)
Acquisitions	—	1,363
Ending balance	$39,629	$36,407

(1)                                  The revision in estimates for capping, closure and post-closure for the years ended April 30, 2012 and 2011 consist of changes in cost estimates and timing of capping and closure events as well as changes to expansion airspace and tonnage placement assumptions.

8.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities, classified as current liabilities, at April 30, 2012 and 2011 consist of the following:

	April 30,	April 30,
	2012	2011
Self insurance reserve - current portion	$10,436	$11,514
Other accrued liabilities	10,772	9,409
Total other accrued liabilities	$21,208	$20,923

9.                                                                                        LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases as of April 30, 2012 and 2011 consist of the following:

	April 30,	April 30,
	2012	2011
Senior subordinated notes due February 15, 2019, 7.75%, interest payable semiannually, unsecured and unconditionally guaranteed (the “2019 Notes”)	$200,000	$200,000
Senior second lien notes, due July 15, 2014, 11.00%, interest payable semiannually, secured by second priority lien on substantially all of our assets (including unamortized discount of $2,572 and $3,536) (the “Second Lien Notes”)	177,428	176,464
Senior secured revolving credit facility, which provides for advances or letters of credit of up to $227,500, due March 18, 2016, bearing interest at LIBOR plus 3.75%, (approximately 3.99% at April 30, 2012 based on one month LIBOR), secured by substantially all of our assets (the “2011 Revolver”)	69,600	57,357
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 due January 1, 2025, dated December 1, 2005, bearing interest at BMA Index (approximately 0.34% at April 30, 2012) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at April 30, 2012) (the “Bonds”)	3,600	25,000
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025, dated February 1, 2012, bearing interest at 6.25% through January 31, 2017, unsecured and guaranteed by our significant wholly-owned subsidiaires (the “Converted Bonds”)	21,400	—
Notes payable in connection with businesses acquired, bearing interest at rates of 2.49% - 6.50%, due in monthly or annual installments varying to $575, maturing May 2013 through April 2016	2,033	2,936
Capital leases for facilities and equipment, bearing interest rates of 4.50% - 4.72%, due in monthly installments varying to $78, expiring April 2013 through January 2015	548	878
	474,609	462,635
Less—current maturities	1,228	1,217
	$473,381	$461,418

Senior Subordinated Notes

On February 7, 2011, we completed the offering of $200,000 of 2019 Notes. The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our then outstanding senior subordinated notes due February 1, 2013 (the “2013 Notes”) and to pay related transaction costs. The 2019 Notes will mature on February 15, 2019, and accrue interest at a rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2012, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

Senior Second Lien Notes

On July 9, 2009, we completed the offering of $180,000 aggregate principal amount of Second Lien Notes. The Second Lien Notes were issued at an original issue price of 97.2% of the principal amount. The Second Lien Notes will mature on July 15, 2014 and accrue interest at a rate of 11% per annum. Interest is payable semiannually in arrears on January 15 and July 15 of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

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

Although the Second Lien Notes do not contain financial ratio covenants, they do contain certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2012, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

Senior Secured Revolving Credit Facility

The 2011 Revolver is a $227,500 revolving credit and letter of credit facility due March 18, 2016.  If we fail to refinance the Second Lien Notes by March 1, 2014, the maturity date for the 2011 Revolver shall be March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182,500 subject to certain conditions set forth in the 2011 Revolver agreement. The 2011 Revolver is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

On April 27, 2012, we entered into the first amendment to our 2011 Revolver. As a part of the amendment, we modified the financial covenants that the 2011 Revolver is subject to; we amended the agreement to use proceeds of a Term Loan B or other subordinated financings, which we may obtain, to refinance our outstanding Second Lien Notes; and we provided for adjustments to the financial covenants in the event that we undertake future financing activities.

The 2011 Revolver is subject to customary affirmative, negative, and financial covenants. As of April 30, 2012, these covenants restricted capital expenditures to 1.5 times our consolidated depreciation expenses, depletion expenses and landfill amortization expenses, set a minimum interest coverage ratio of 2.15, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.25 and a maximum senior funded debt to consolidated EBITDA ratio of 3.25. In addition to the financial covenants described above, the 2011 Revolver, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock.

Further advances were available under the 2011 Revolver in the amount of $128,209 as of April 30, 2012. The available amount is net of outstanding irrevocable letters of credit totaling $29,691 as of April 30, 2012, at which date no amount had been drawn.

Maine Bonds

On December 28, 2005, we completed a financing transaction involving the issuance, by the Finance Authority of Maine (the “Authority”), of $25,000 aggregate principal amount of the Bonds. The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and were enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

On February 1, 2012, we converted the interest rate period on, and remarketed, $21,400 aggregate principal amount of the $25,000 Bonds. The mandatorily tendered Converted Bonds were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3,600 of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds mature on January 1, 2025.

Loss on Debt Refinancing

In the fourth quarter of fiscal year 2012, we recorded a charge of $300 as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

In fiscal year 2011, we recorded a charge of $7,390 as a loss on debt extinguishment associated with fiscal year 2011 refinancing efforts, which include the write off of $1,415 and $1,812 in deferred financing costs associated with the senior secured term B loan due April 9, 2014 (the “2009 Term Loan”) and the 2013 Notes, the write-off of the $4,976 discount and $1,706 premium associated with the 2009 Term Loan and 2013 Notes, a $1,043 gain associated with the discount on the tender of the 2013 Notes and a $1,821 loss associated with the consent payment on the 2013 Notes. Also included in this loss is a charge attributable to the $115 non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations and other costs.

In fiscal year 2010, we recorded a charge of $511 as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the refinancing of our previous senior credit facility.

Interest Expense

The components of interest expense for the fiscal years ended April 30, 2012, 2011 and 2010 are as follows:

	Fiscal Year Ended April 30,
	2012	2011	2010
Interest expense on debt and capital lease and financing lease obligations	$40,689	$42,390	$40,468
Amortization of debt financing costs	3,307	3,424	3,472
Amortization of debt discounts	964	801	685
Amortization of debt premium	—	(611)	(727)
Letter of credit fees	988	986	825
Less: capitalized interest	(407)	(1,078)	(348)
Total interest expense	$45,541	$45,912	$44,375

Fair Value of Debt

As of April 30, 2012, the fair value of our fixed rate debt, including the Second Lien Notes, the 2019 Notes and the Converted Bonds was approximately $409,237 and the carrying value was $398,828. The fair value of these debt instruments is considered to be Level 1 within the fair value hierarchy as their fair values are based off of quoted market prices in active markets. As of April 30, 2012, the fair value of the 2011 Revolver approximated its carrying value of $69,600 based on current borrowing rates for similar types of borrowing arrangements.

Future Maturities of Debt

As of April 30, 2012, debt and capital leases mature as follows:

2013	$1,228
2014	867
2015 (1)	177,731
2016	69,783
2017	—
Thereafter	225,000
$474,609

(1)           Includes unamortized discount of $2,572.

10.          COMMITMENTS AND CONTINGENCIES

(a)                                  Leases

The following is a schedule of future minimum operating lease and finance lease obligation payments, together with the present value of the net minimum lease payments under finance lease obligations, as of April 30, 2012:

	Operating Leases	Financing Lease Obligations

2013	$10,715	$472
2014	10,557	472
2015	26,927	472
2016	7,610	1,098
2017	8,878	—
Thereafter	119,714	—
Total minimum lease payments	$184,401	2,514
Less—amount representing interest		358
		2,156
Less—current maturities of finance lease obligations		338
Present value of long term finance lease obligations		$1,818

We lease real estate and equipment under leases that qualify for treatment as capital leases. On July 31, 2008, we completed a financing transaction engines for a landfill gas to energy project with a third-party leasing company. The financing lease obligation has a seven year term at a fixed rate of interest (approximately 6.7%). The assets related to the obligation in the amount of $3,213 have been capitalized and are included in property, plant and equipment at April 30, 2012 and 2011, respectively. Depreciation expense associated with these assets amounted to $293 for fiscal years ended April 30, 2012 and 2011, respectively.

We lease operating facilities and equipment under operating leases with monthly payments varying up to $26. Future minimum lease payments under these operating leases include the effect of escalation clauses, lease concessions and capital project funding, as applicable. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $5,213, $5,109 and $5,111 in fiscal years ended April 30, 2012, 2011 and 2010, respectively.

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

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $8,482, $7,878 and $6,867 in fiscal years ended April 30, 2012, 2011 and 2010, respectively.

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

In accordance with Accounting Standard Codification (“ASC”) 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of April 30, 2012, there were no accruals established related to our outstanding legal proceedings.

We offer no prediction of the outcome of any of the proceedings or negotiations described below. We are vigorously defending each of the unresolved lawsuits and claims described below. However, there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Town of Seneca Matter

Casella Waste Services of Ontario, LLC operates the Ontario County Landfill and recycling facilities located in the Town of Seneca (the “Town”), New York, pursuant to an Operation, Management and Lease Agreement with Ontario County (the “OMLA”), and a Host Agreement with the Town of Seneca (the “Host Agreement”).

On May 6, 2011, the Town filed a complaint in Ontario County Supreme Court naming Ontario County (the “County”) and various entities of ours as defendants, alleging that we and the County breached obligations to the Town under both the Host Agreement and the OMLA. The Town’s complaint alleged a variety of contract breaches stemming from our decision to pay the County stipulated in-lieu fees for certain projects described in the OMLA rather than constructing those projects. In September 2011, we, the County and the Town executed a global settlement, and the Town’s suit was dismissed with prejudice. Under the terms of the settlement, we provided certain construction materials to the Town valued at $99 and engineering studies completed to date valued at $260, thus recording a charge against operations of $359 in the second quarter of fiscal year 2012. We also established a protection plan whereby we agree to reimburse certain Town residents for approved costs to repair septic systems. Our exposure under this protection plan shall not exceed $75.

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

We worked with the AG to resolve these technical violations of the AOD, and reached an agreement on August 12, 2011 with the AG for us to pay a civil penalty in the amount of $1,000, in staged payments starting in September 2011, and concluding on December 30, 2011. This amount was recorded in the first quarter of fiscal year 2012 and all payments to the AG have been made by us. A Revised Final Judgment of Consent and Order was entered on August 15, 2011 (the “Revised Order”) by the Vermont Superior Court Washington Unit, Civil Division. The Revised Order extended some of the conditions of the AOD for ten years from entry of the Revised Order, and requires us to institute certain policies, procedures and employee training regimens applicable to our affected Vermont employees to ensure that all contracts used by us for the provision of services to our small commercial container customers comply with the AOD.

Penobscot Energy Recovery Company Matter

On May 31, 2011 we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents are being drafted. Pursuant to the terms of the settlement no cash payout is required. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. We believe that until the terms of the settlement are fully agreed upon and executed and the arbitration dismissed, a loss in the range of $0 to $3,195 is reasonably possible, but not probable.

New York State Tax Litigation Matter

On January 18, 2011, certain of our subsidiaries doing business in New York State received a Notice of Deficiency from the New York State Department of Taxation and Finance asserting liability for corporation franchise tax for one or more of the tax years ended April 30, 2004 through April 30, 2006. The Notices, in the aggregate, assert liability of $3,852, comprising $2,220 of tax and $1,632 of penalties and interest. New York State has alleged that we are not permitted to file a single combined corporation franchise tax return with our subsidiaries for each of the years audited.

We filed Petitions for Redetermination with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions is scheduled for December 12, 2012. We expect to aggressively defend against this claim through the administrative adjudication and appeals process and the courts if necessary. Under ASC 740 we believe our position will more likely than not be successful in contesting the deficiencies and consequently, we have not established any reserve.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2013. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). At April 30, 2012 and April 30, 2011, we have recorded liabilities of $5,210 and $5,147, respectively, including the recognition of $138 and $138 of accretion expense in the fiscal years ended April 30, 2012 and 2011, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in stocks and warrants of the reorganized GM. We expect the warrants to be issued within the first or second quarter of fiscal year 2013.  We have not assumed that the payment of these claims will reduce our exposure.

The payments we expect to make, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

2013	$225
2014	2,019
2015	2,011
2016	27
2017	42
Thereafter	750
Total	$5,074

A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the statements of financial position is as follows:

Undiscounted liability	$5,074
Plus inflation / discount, net	136
Liability balance - April 30, 2012	$5,210

Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that it expects would have a material adverse impact on its business, financial condition, results of operations or cash flows.

(d)                                Employment Contracts

We have entered into employment contracts with three of our executive officers. Contracts are dated June 18, 2001, January 9, 2008, and July 6, 2010. Each contract has an initial three year term and a covenant not to compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $941. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not senior officers.

11.          STOCKHOLDERS’ EQUITY

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

(b)                                 Preferred Stock

We are authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2012 and 2011, we had zero shares issued.

(c)                              Stock Incentive Plans

On July 31, 1997, we adopted the 1997 Stock Option Plan (the “1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to us. As of April 30, 2012, options to purchase 1,081 shares of Class A Common Stock at a weighted average exercise price of $11.82 were outstanding under the 1997 Plan. As of April 30, 2011, options to purchase 1,667 shares of

Class A Common Stock at a weighted average exercise price of $11.81 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

On July 31, 1997, we adopted a stock option plan for our non-employee directors. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provided for the issuance of a maximum of 200 shares of Class A Common Stock pursuant to the grant of non-statutory options. As of April 30, 2012 options to purchase 95 shares of Class A Common Stock at a weighted average exercise price of $11.04 were outstanding. As of April 30, 2011 options to purchase 110 shares of Class A Common Stock at a weighted average exercise price of $11.07 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

On October 10, 2006, we adopted the 2006 Stock Incentive Plan (the “2006 Plan”).  The 2006 Plan was amended on October 13, 2009.  Up to an aggregate amount equal to the sum of: (i) 2,475 shares of Class A Common Stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A Common Stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2012, options to purchase 485 shares of Class A Common Stock at a weighted average exercise price of $7.64 were outstanding under the 2006 Plan. As of April 30, 2011, options to purchase 478 shares of Class A Common Stock at a weighted average exercise price of $7.66 were outstanding under the 2006 plan.

During fiscal year 2010, we granted an equal number of restricted stock units and performance stock units under the 2006 Plan to certain employees. The vesting of the performance stock units was based on our attainment of targeted annual returns on net assets in fiscal year 2012 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. The initial grant date of these awards was June 11, 2009.  Subsequent to the initial grant, we determined that due to a clerical error, the number of awards made on June 11, 2009 exceeded the number of shares that were available for issuance under the 2006 Plan. As a result, we asked officers and certain employees who received a restricted stock and performance stock unit award on June 11, 2009 and a performance stock unit award on July 28, 2008 to agree to termination of the agreements evidencing such awards. Upon stockholder approval to increase the number of shares authorized for issuance under the 2006 Plan on October 13, 2009, we granted restricted stock units and performance stock units under the 2006 Plan for the same number of shares and subject to the same terms as those awards that had been terminated. The performance and restricted stock units were granted at an average grant date fair value of $2.69 per share. As of April 30, 2012, the restricted stock units could result in the issuance of an aggregate of up to 134 shares of Class A Common Stock based on continued employment over the remainder of the three year service period. The performance stock units could have resulted in the issuance of shares of Class A Common stock based on the attainment of a targeted average return on net assets over a three year period ending April 30, 2012. We did not record equity compensation expense or issue any shares of Class A Common stock as we did not attain the performance metrics associated with this grant. These performance stock units expired on April 30, 2012.

As a result of the sale of non-integrated recycling assets and select intellectual property assets on March 1, 2011, we modified certain awards associated with this grant to allow employees who left us as a result of the transaction to become immediately vested in full with respect to their performance stock units and partially vested with respect to their restricted stock units based on their continued employment through the transaction date. This modification resulted in 106 and 25 shares of Class A Common Stock to be issued and $702 in total compensation expense being recognized related to discontinued operations in the fourth quarter of fiscal year 2011.

In fiscal year 2011, we granted a combination of restricted stock units and performance stock units under the 2006 Plan to certain employees. The vesting of the performance stock units is based on our attainment of targeted annual returns on net assets in fiscal year 2013 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of April 30, 2012, the performance stock units included in the June, 2010 grant for could result in the issuance of up to 441 shares of Class A Common Stock based on the attainment of a targeted annual return on net assets in fiscal year 2013 and the restricted stock units could result in the issuance of up to 235 shares of Class A Common Stock based on continued employment over the remainder of the three year service period. The performance stock units were granted at a grant date fair value of $4.20 per share and the restricted stock units were granted at a grant date fair value of $3.46 per share.

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

In fiscal year 2012, we granted an equal number of restricted stock units and performance stock units under the 2006 Plan to certain employees. The vesting of the performance stock units is based on our attainment of targeted annual returns on net assets in fiscal year 2014 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of April 30, 2012, the performance stock units included in the June 2011 grant could result in the issuance of up to 365 shares of Class A Common Stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2014 and the restricted stock units could result in the issuance of an aggregate of up to 243 shares of Class A Common Stock based on continued employment over the remainder of the three year service period. The performance stock units and the restricted stock units were granted at a grant date fair value of $6.06 per share.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

As a result of the sale of non-integrated recycling assets and select intellectual property assets on March 1, 2011, employees who left us as a result of the transaction that held stock options, subject to certain limitations, had the exercise period of their stock options extended 18 months from the date of termination.

Set forth below is a summary of options outstanding and exercisable as of April 30, 2012:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exerciseable Options	Weighted Avereage Exercise Price
$ 0.00 - $3.99	250	8.2	$3.81	83	$3.81
$ 4.00 - $6.91	52	4.6	5.41	45	5.31
$ 6.92 - $10.38	248	1.5	9.10	248	9.10
$ 10.39 - $12.60	457	3.1	11.65	457	11.65
$ 12.61 - $15.58	639	2.9	13.28	639	13.28
Over $15.59	15	4.1	15.60	15	15.60
Totals	1,661	3.6	$10.55	1,487	$11.33

As of April 30, 2012 there were 1,751 Class A Common Stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans, and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

A summary of stock options, restricted stock and restricted / performance stock units outstanding as of April 30, 2012 and 2011, and changes during the fiscal year ended April 30, 2012, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)	Restricted Stock Units, Restricted Stock and Performance Stock Units Unvested (1)
Outstanding, April 30, 2011	257	1,998	2,255	$10.89	$803	3.8	1,630
Granted	7	—	7	6.03			612
Vested (options only)	(90)	90	—	3.88			—
Forfeited	—	(601)	(601)	11.77			(500)
Exercised/Issued	—	—	—	—			(362)
Outstanding, April 30, 2012	174	1,487	1,661		$592	3.6	1,380
Exercisable, April 30, 2010		2,466	2,466	$11.25	$3	3.4
Exercisable, April 30, 2011		1,998	1,998	$11.80	$52	3.1
Exercisable, April 30, 2012		1,487	1,487	$11.33	$222	3.1
Expected to vest at April 30, 2012	174						1,157

(1)         Performance stock units are included at the 100% attainment level.  Attainment of performance metrics at maximum levels could result in the issuance of an additional 210 shares of Class A Common Stock.

The weighted average grant date fair value per share for the stock options granted during the fiscal years ended April 30, 2012, 2011 and 2010 was $4.36, $2.85 and $3.48, respectively. The total fair value of the 90 stock options vested during the fiscal year and outstanding as of April 30, 2012 was approximately $261.

Stock options exercisable as of April 30, 2012 have an aggregate intrinsic value of $222 based on the market value of our Class A common stock as of April 30, 2012.

(d)                                 Stock-Based Compensation

We recognized stock-based compensation expense of $1,855, $1,592 and $1,987 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively. Of these amounts, expense recorded with respect to stock options was $258, $387 and $925, expense recorded with respect to our employee stock purchase plan was $113, $122 and $188, and expense recorded with respect to restricted stock, restricted stock units and performance stock units was $1,485, $1,083 and $875 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively. The tax benefit in the provision for income taxes associated with stock-based compensation expense for the fiscal years ended April 30, 2012, 2011 and 2010 was $0, $97, and $0, respectively.

The unrecognized stock-based compensation expense at April 30, 2012 related to unvested stock options, restricted stock and restricted stock units was $2,217, to be recognized over a weighted average period of 1.24 years. Maximum unrecognized stock-based compensation expense at April 30, 2012 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $3,486, to be recognized over a weighted average period of 1.45 years. As of April 30, 2012, we do not expect to recognize any expense related to outstanding performance stock units over the weighted average period based on our expectation that we will not meet our attainment levels.

We recorded a tax benefit of $254, $129 and $0 to additional paid in capital related to the exercise of various share based awards in the fiscal years ended April 30, 2012, 2011 and 2010, respectively. Prior to the adoption of guidance on equity based compensation, we presented all tax benefits net of deductions resulting from the exercise of share based awards as an operating cash flow, in accordance with appropriate guidance. Current guidance on equity based compensation requires us to reflect the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its financial statements.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the fiscal years ended April 30, 2012, 2011 and 2010 were made using the Black-Scholes valuation model. The fair values of our stock option grants and stock options related to shares issued under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the fiscal years ended April 30, 2012, 2011 and 2010:

	Fiscal Year Ended April 30,
	2012	2011	2010
Stock Options:
Expected life	5.5 years	6.5 years	6 years
Risk-free interest rate	0.82%	1.80%	2.28%
Expected volatility	91.54%	85.59%	84.98%
Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.10%	0.20%	0.19%
Expected volatility	49.05%	46.53%	210.97%

The fair value of the stock option modification related to the sale of non-integrated recycling assets and select intellectual property assets was calculated as of the agreement date using the following assumptions: expected life 1.5 years, risk-free interest rate of 0.46%, and expected volatility rate of 52.19%.

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the average of historical volatility of our Class A Common Stock over the expected life.

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

(e)           Noncontrolling interest

In September 2011, we entered into a joint venture with Altela, Inc. to form Casella-Altela Regional Environmental Services, LLC (“CARES”), a joint venture that develops, owns and operates water treatment projects for the natural gas drilling industry in Pennsylvania and New York and can also be used to treat leachate at our landfills. As a part of the joint venture, we retained a 51% membership interest in CARES in exchange for an initial cash contribution to CARES of $1,322. Altela, Inc. made an initial contribution of equipment valued at $1,270 and retained a 49% membership interest in CARES. In the fiscal year 2012, we and Altela, Inc. made additional cash contributions, in line with our membership interests, of $557 and $535, respectively, for the purchase of additional equipment and to fund operations. Income and losses are to be allocated to members based on membership interest percentage.

In accordance with ASC 810-10-15, we consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

12.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, commodity and interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values. We use a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, and Level 3, defined as unobservable inputs that are not corroborated by market data.

We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions which we believe market participants would use in pricing an asset or a liability.

Our financial assets and liabilities recorded at fair value on a recurring basis include restricted assets and derivative instruments. Our derivative instruments at April 30, 2012 include two forward starting interest rate derivatives. We use interest rate derivatives to hedge against adverse movements in interest rates. The fair value of our interest rate derivatives is based primarily on the LIBOR index.

As of April 30, 2012, our financial assets and liabilities that are measured at fair value on a recurring basis and whose carrying values do not approximate their respective fair values include the following:

	Fair Value Measurement at April 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$424	$—	$—
Liabilities:
Interest rate derivatives	$—	$2,369	$—

Our derivative instruments at April 30, 2011 include commodity hedges. We use commodity hedges to hedge against fluctuations in commodity pricing and the fair value of these hedges is based on futures pricing in the underlying commodities.

As of April 30, 2011, our financial assets and liabilities that are measured at fair value on a recurring basis and whose carrying values do not approximate their respective fair values include the following:

	Fair Value Measurement at April 30, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$334	$—	$—

Liabilities:
Commodity derivatives	$—	$230	$—

In fiscal year 2012, our financial assets and liabilities recorded at fair value on a non-recurring basis include our investment in GreenFiber, our guaranty of GreenFiber’s modified and restated loan and security agreement and our long-lived asset group related to Maine Energy. The fair value of our investment in GreenFiber was based on a third party valuation that calculated the fair value relying on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. The fair value of our guaranty was determined using the cost approach based primarily on an estimated bond rate that would be incurred to collateralize a bond of similar nature to the guaranty. The fair value of our Maine Energy asset group was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration of the facility, adjusted for costs to demolish the facility.

As of April 30, 2012, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in unconsolidated entity - GreenFiber	$—	$—	$6,502
Long lived asset group - Maine Energy	—	—	1,551
Total assets	$—	$—	$8,053
Liabilities:
Guaranty	$—	$—	$264

In fiscal year 2011, our financial assets and liabilities recorded at fair value on a non-recurring basis include our guaranty of GreenFiber’s modified and restated loan and security agreement and our long-lived asset group related to Southbridge Recycling Processing facility. The fair value of our guaranty was determined using the cost approach based primarily on an estimated bond rate that would be incurred to collateralize a bond of similar nature to the guaranty. The fair value of our Southbridge Recycling Facility asset group was measured by a third party who performed a fair value analysis of the related personal property and real property using an “in-exchange” valuation premise based on the cost, market and income approaches.

As of April 30, 2011, our assets that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Long-lived asset group - Southbridge Recycling Facility	$—	$—	$4,325
Liabilities:
Guaranty	$—	$—	$95

13.                               EMPLOYEE BENEFIT PLANS

We offer our eligible employees the opportunity to contribute to a 401(k) plan. Effective May 1, 2008, we contributed fifty cents for every dollar an employee invests in the 401(k) plan up to our maximum match of one thousand dollars per calendar year. Previously this amount had been seven hundred fifty dollars per calendar year. Effective January 1, 2009, we suspended our matching provision of the 401(k) plan. Effective July 1, 2010, we reinstated our matching provision of the 401(k) and contribute fifty cents for every dollar an employee invests in the 401(k) plan up to our maximum match of five hundred dollars per calendar year. Effective January 1, 2011, the maximum match was revised to one thousand dollars per calendar year. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2012, 2011, and 2010 amounted to $603, $600 and $0, respectively.

In January 1998, we implemented our employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A Common Stock by payroll deduction at a 15% discount from the market price. 900 shares of Class A Common Stock had been reserved for this purpose. During the fiscal years ended April 30, 2012, 2011 and 2010, 65, 105 and 146 shares, respectively, of Class A Common Stock were issued under this plan. As of April 30, 2012, 260 shares of Class A Common Stock were available for distribution under this plan.

14.                               INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2012, 2011 and 2010 consists of the following:

	Fiscal Year Ended April 30,
	2012	2011	2010
Federal—
Current	$121	$—	$51
Deferred	1,139	(9,047)	1,601
Deferred benefit of loss carryforwards	—	(15,748)	—
	1,260	(24,795)	1,652
State—
Current	(352)	(599)	46
Deferred	289	2,253	737
Deferred benefit of loss carryforwards	(16)	(1,076)	(193)
	(79)	578	590
	$1,181	$(24,217)	$2,242

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2012, 2011 and 2010 are as follows:

	Fiscal Year Ended April 30,
	2012	2011	2010
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(26,997)	$(9,772)	$(4,832)
State income taxes, net of federal benefit	(3,104)	217	677
Increase (decrease) in valuation allowance	27,247	(14,454)	6,367
Non-deductible impairment of investment in GreenFiber	3,738	—	—
Non-deductible GreenFiber goodwill impairment and equity income in subsidiaries	1,182	—	—
Tax credits	(650)	(637)	(701)
Non-deductible expenses	824	409	446
Non-deductible stock option charges	73	107	381
Other, net	(1,132)	(87)	(96)
	$1,181	$(24,217)	$2,242

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2012 and 2011:

	April 30,
	2012	2011
Deferred tax assets:
Accrued expenses and reserves	$28,383	$24,914
Book over tax depreciation of property and equipment	24,899	3,360
Net operating loss carryforwards	9,724	3,883
Alternative minimum tax credit carryforwards	3,330	3,303
General business tax credit carryforwards	1,438	711
Stock awards	1,140	1,052
Unrealized loss on commodity hedges	688	—
Deferred revenue	218	315
Other	370	383
Total deferred tax assets	70,190	37,921
Less: valuation allowance	(50,700)	(20,618)
Total deferred tax assets after valuation allowance	19,490	17,303
Deferred tax liabilities:
Amortization of intangibles	(21,114)	(16,485)
Basis difference in equity interests	—	(545)
Unrealized gain on commodity hedges	—	(250)
Total deferred tax liabilities	(21,114)	(17,280)
Net deferred tax (liability) asset	$(1,624)	$23

At April 30, 2012 we have, for federal income tax purposes, net operating loss carryforwards of approximately $12,644  that expire in fiscal years 2024 through 2032 and state net operating loss carryforwards of approximately $35,101 that expire in fiscal years 2013 through 2032. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, we have $3,330 minimum tax credit carryforwards available that are not subject to a time limitation and $1,438 general business credit carryforwards which expire in fiscal years 2023 through 2032.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

For the fiscal year ended April 30, 2012, the net increase in the valuation allowance was $30,082. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The net deferred tax liability as of April 30, 2012 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended April 30, 2012 and 2011 are as follows:

	Fiscal Year Ended April 30,
	2012	2011
Unrecognized tax benefits at beginning of period	$4,932	$5,859
Gross increases for tax positions related to the current year	—	1
Gross increases for tax positions of prior years	42	34
Gross decreases for tax positions of prior years	(45)	(305)
Reductions resulting from lapse of statute of limitations	(482)	(657)
Settlements	—	—
Unrecognized tax benefits at end of period	$4,447	$4,932

Included in the balances at April 30, 2012 and 2011 are approximately $0 and $16, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate that approximately $425 of unrecognized tax benefits, all related to deferred tax assets which are subject to a full valuation allowance, may be reversed within the next 12 months due to the expiration of the applicable statute of limitations.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, we have accrued interest of $34 and penalties of $9 during 2012, including ($95) accrued in income tax expense during the year ended April 30, 2012. We accrued interest of $129 and penalties of $9 related to uncertain tax positions during 2011, including ($440) accrued in income tax expense during the year ended April 30, 2011. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2012 remain open for examination, with limited exceptions.

15.                               DEVELOPMENT PROJECT CHARGES

In the second quarter of fiscal year 2012, we recorded a charge of $131 for deferred costs associated with certain development projects no longer deemed viable.

16.                               ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

We completed the transaction on March 1, 2011 for $134,195 in gross cash proceeds. This included an estimated $3,795 working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. After netting transaction costs and cash taxes payable in conjunction with the divestiture, net cash proceeds amounted to approximately $122,953. We used cash proceeds from the divestiture and borrowings under our subsequently refinanced senior secured revolving credit facility to repay the aggregate balance of our 2009 Term Loan in full upon completion of the disposition. This resulted in a gain on disposal of discontinued operations (net of tax) of $43,718 in the fourth quarter of fiscal year 2011. The final working capital adjustment, along with additional legal expenses related to the transaction, of $646 was recorded to gain on disposal of discontinued operations (net of tax) in the first quarter of fiscal year 2012. In the second quarter of fiscal year 2012, we recorded an additional working capital adjustment of $79 to gain on disposal of discontinued operations (net of tax), which related to our subsequent collection of receivable balances that were released to us for collection by the Purchaser.

During the third quarter of fiscal year 2011, we also completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840. A loss of to $128 (net of tax) was recorded to gain on disposal of discontinued operations in fiscal year 2011. In fiscal year 2010 we completed divestitures and closed operations resulting in a gain on disposal of discontinued operations (net of tax) of $1,135 for the fiscal year ended April 30, 2010. We received cash proceeds of $1,750 related to these divestiture transactions in fiscal year 2010.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and (loss) income before income taxes attributable to discontinued operations for the fiscal years ended April 30, 2011and 2010, respectively, are as follows:

	Fiscal Year Ended April 30,
	2011	2010
Revenues	$62,510	$66,242
(Loss) income before income taxes	$(2,258)	$1,931

We have recorded contingent liabilities associated with these divestitures of approximately $325 and $332 at April 30, 2012 and 2011, respectively.

We allocate interest expense to discontinued operations.  We have also eliminated inter-company activity associated with discontinued operations.

17.                               EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2012	2011	2010
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(78,317)	$(3,704)	$(16,049)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	25,991	25,589	24,944
Class B common stock	988	988	988
Unvested restricted stock	(127)	(141)	(122)
Effect of weighted average shares outstanding during period	(103)	(331)	(79)
Weighted average number of common shares used in basic and diluted EPS	26,749	26,105	25,731

For the fiscal years ended April 30, 2012, 2011 and 2010, 2,445, 3,264 and 3,901 shares of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

18.                               RELATED PARTY TRANSACTIONS

(a)                                  Services

During fiscal years ended April 30, 2012, 2011 and 2010, we retained the services of a related party, a company wholly owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2012, 2011 and 2010 were $2,612, $6,067 and $9,303, respectively, of which $45 and $209 were outstanding and included in either accounts payable or other current liabilities at April 30, 2012 and 2011, respectively.

(b)                                 Leases

On August 1, 1993, we initially entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors are the general partners. The leases have been extended according to the terms of the agreements and are classified as capital leases in the accompanying consolidated balance sheets. The leases call for monthly payments of approximately $25 and expire in April 2013. Total expense charged to operations for fiscal years ended April 30, 2012, 2011 and 2010 under these agreements was $300, $311 and $321, respectively.

(c)                                  Landfill Post-closure

We have agreed to pay the cost of post-closure on a landfill owned by two of our major stockholders and members of the Board of Directors (one of whom is also an officer). We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2024. In the fiscal years ended April 30, 2012, 2011 and 2010, we paid $8, $8 and $9 respectively, pursuant to this agreement. As of April 30, 2012 and 2011, we have accrued $84 and $94 respectively, for costs associated with its post-closure obligations.

(d)                                 Employee Loans

As of April 30, 2012 and 2011, we have recourse loans to a related party and employee outstanding in the amount of $722 and $1,297, respectively. The principal and interest on these notes is payable upon demand by us. Interest which has been fully accrued for as of April 30, 2012 is at the Wall Street Journal Prime Rate (3.25% at April 30, 2012). Noncurrent assets include a note from a former officer and director of ours who ceased serving for us in this capacity when he left us in connection with the sale of non-integrated recycling assets and select intellectual property assets discussed in Note 16. Following the termination of his employment, he agreed to surrender to us as payment against his outstanding loan with us stock awards that vested in connection with his resignation and the discretionary bonus that was awarded to him in June 2011. Such amounts, net of income taxes withheld, totaling $583, were applied against his loan with us in the first quarter of fiscal year 2012. As of April 30, 2012 and 2011, an aggregate of $577 and $1,155 of principal and interest was outstanding under this loan. Receivables associated with a loan to an employee of ours of $145 and $142 at April 30, 2012 and 2011, respectively, are included in Notes receivable - related party/employee in the accompanying consolidated balance sheets.

19.                               SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services in the northeastern United States. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. During fiscal year 2011, we consolidated the Central and Western regions into a single segment as the Western region. Furthermore, the four remaining MRFs that were previously included in the FCR Recycling operating segment, along with the two MRFs from the Central region and our commodity brokerage operations, were brought together to form the newly created Recycling operating segment. Therefore, segment data for fiscal year 2010 has been revised to reflect these changes in our segment classifications.  Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Fiscal Year Ended April 30, 2012

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$172,942	$34,298	$24,547	$(42,797)	$35,992	$20,731	$58	$171,818
Western	215,213	70,264	27,775	29,564	(4,533)	30,321	89,458	342,132
Recycling	47,934	(248)	4,016	5,375	6,794	5,485	12,190	55,249
Other	44,726	2,714	2,238	(3,668)	7,246	3,204	—	64,544
Eliminations	—	(107,028)	—	—	—	—	—	—
Total	$480,815	$—	$58,576	$(11,526)	$45,499	$59,741	$101,706	$633,743

Fiscal Year Ended April 30, 2011

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$167,314	$36,990	$23,066	$(5,035)	$28,009	$20,085	$38	$217,774
Western	210,266	66,126	29,052	32,179	(1,961)	30,797	88,975	342,832
Recycling	43,557	(402)	3,573	4,116	4,550	1,764	12,191	52,047
Other	44,927	2,788	2,570	(2,697)	15,260	2,603	—	77,928
Eliminations	—	(105,502)	—	—	—	—	—	—
Total	$466,064	$—	$58,261	$28,563	$45,858	$55,249	$101,204	$690,581

Fiscal Year Ended April 30, 2010

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$177,349	$41,462	$28,951	$(93)	$25,122	$17,227	$38	$226,620
Western	201,816	65,474	28,465	33,500	1,947	28,685	88,297	334,976
Recycling	35,467	39	3,423	1,854	4,076	3,647	12,191	40,029
Other	43,010	2,473	2,780	(2,448)	13,120	3,275	—	153,189
Eliminations	—	(109,448)	—	—	—	—	—	—
Total	$457,642	$—	$63,619	$32,813	$44,265	$52,834	$100,526	$754,814

(1) Inter-segment revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2012		2011		2010
Collection	$205,325	42.7%	$199,892	42.9%	$204,241	44.6%
Disposal	123,620	25.7%	118,831	25.5%	119,564	26.1%
Power generation	11,894	2.4%	12,831	2.7%	15,612	3.5%
Organics and processing	53,740	11.2%	50,590	10.9%	44,081	9.6%
Solid waste operations	394,579	82.0%	382,144	82.0%	383,498	83.8%
Major accounts	38,302	8.0%	40,363	8.7%	38,677	8.5%
Recycling	47,934	10.0%	43,557	9.3%	35,467	7.7%
Total revenues	$480,815	100.0%	$466,064	100.0%	$457,642	100.0%

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments.  Amounts for fiscal years ended April 30, 2011 and 2010 have been revised to conform to this presentation.

20.                               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the consolidated statements of operations by quarter for fiscal years ended April 30, 2012 and 2011. The impact of the discontinued operations described in Note 16 is included in all periods in the table below.

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127,193	$129,866	$114,578	$109,178
Operating income (loss)	10,256	11,626	4,420	(37,828)
Loss from continuing operations before discontinued operations	(3,708)	(844)	(24,635)	(49,131)
Net loss attributable to common stockholders	$(3,062)	$(765)	$(24,635)	$(49,125)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.14)	$(0.03)	$(0.92)	$(1.83)
Net loss attributable to common stockholders	$(0.12)	$(0.03)	$(0.92)	$(1.83)
Diluted:
Loss from continuing operations before discontinued operations	$(0.14)	$(0.03)	$(0.92)	$(1.83)
Net loss attributable to common stockholders	$(0.12)	$(0.03)	$(0.92)	$(1.83)

Fiscal Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$121,992	$122,896	$111,627	$109,549
Operating income (loss)	12,656	12,266	6,289	(2,648)
(Loss) income from continuing operations before discontinued operations	(1,926)	177	(6,373)	4,417
Net (loss) income applicable to common stockholders	$(2,902)	$(1,154)	$(6,365)	$48,849
Loss per common share:
Basic:
(Loss) income from continuing operations before discontinued operations	$(0.07)	$0.01	$(0.24)	$0.17
Net (loss) income attributable to common stockholders	$(0.11)	$(0.04)	$(0.24)	$1.85
Diluted:
(Loss) income from continuing operations before discontinued operations	$(0.07)	$0.01	$(0.24)	$0.17
Net (loss) income attributable to common stockholders	$(0.11)	$(0.04)	$(0.24)	$1.85

Fiscal Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$117,028	$118,035	$109,884	$112,695
	6,702	10,968	7,410	7,733
Loss from continuing operations before discontinued operations	(3,398)	(1,575)	(5,120)	(5,956)
	$(2,778)	$(1,550)	$(4,377)	$(5,153)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.13)	$(0.06)	$(0.20)	$(0.23)
Net loss applicable to common stockholders	$(0.11)	$(0.06)	$(0.17)	$(0.20)
Diluted:
Loss from continuing operations before discontinued operations	$(0.13)	$(0.06)	$(0.20)	$(0.23)
Net loss available to common stockholders	$(0.11)	$(0.06)	$(0.17)	$(0.20)

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

21.                               SUBSIDIARY GUARANTORS

Our 2019 Notes and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and Second Lien Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of April 30, 2012 and April 30, 2011, the condensed consolidating results of operations for the fiscal years ended April 30, 2012, 2011 and 2010, and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2012, 2011 and 2010 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,799	$368	$367	$—	$4,534
Accounts receivable - trade, net of allowance for doubtful accounts	652	46,820	—	—	47,472
Refundable income taxes	1,281	—	—	—	1,281
Deferred income taxes	3,712	—	—	—	3,712
Other current assets	1,903	8,454	—	—	10,357
Total current assets	11,347	55,642	367	—	67,356

Property, plant and equipment, net of accumulated depreciation and amortization	3,486	409,383	3,848	—	416,717
Goodwill	—	101,706	—	—	101,706
Intangible assets	340	2,630	—	—	2,970
Restricted assets	—	424	—	—	424
Notes receivable - related party/employee	722	—	—	—	722
Investments in unconsolidated entities	17,865	6,848	—	(1,932)	22,781
Investments in subsidiaries	(10,406)	—	—	10,406	—
Other non-current assets	15,056	6,011	—	—	21,067
	27,063	527,002	3,848	8,474	566,387

Intercompany receivable	501,406	(487,916)	(15,422)	1,932	—

	$539,816	$94,728	$(11,207)	$10,406	$633,743

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:

Current maturities of long-term debt and capital leases	$142	$1,086	$—	$—	$1,228
Current maturities of financing lease obligations	—	338	—	—	338
Accounts payable	21,952	24,757	—	—	46,709
Current accrued capping, closure and post-closure costs	—	4,907	—	—	4,907
Other current liabilities	18,110	16,500	543	—	35,153
Total current liabilities	40,204	47,588	543	—	88,335

Long-term debt and capital leases, less current maturities	472,028	1,353	—	—	473,381
Financing lease obligations, less current maturities	—	1,818	—	—	1,818
Accrued capping, closure and post-closure costs, less current portion	—	34,681	41	—	34,722
Deferred income taxes	5,336	—	—	—	5,336
Other long-term liabilities	5,817	6,103	—	—	11,920

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,991,000 shares	260	100	—	(100)	260
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votesper share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive (loss) income	(1,952)	417	—	(417)	(1,952)
Additional paid-in capital	288,348	46,200	2,004	(48,204)	288,348
Accumulated deficit	(270,235)	(43,532)	(15,595)	59,127	(270,235)
Total Casella Waste Systems, Inc. stockholders’ equity	16,431	3,185	(13,591)	10,406	16,431
Noncontrolling interest	—	—	1,800	—	1,800
Total stockholders’ equity	16,431	3,185	(11,791)	10,406	18,231

	$539,816	$94,728	$(11,207)	$10,406	$633,743

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2011

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,531	$286	$—	$—	$1,817
Accounts receivable - trade, net of allowance for doubtful accounts	1,243	53,671	—	—	54,914
Deferred income taxes	5,600	—	—	—	5,600
Other current assets	1,653	8,421	—	—	10,074
Total current assets	10,027	62,378	—	—	72,405

Property, plant and equipment, net of accumulated depreciation and amortization	4,473	448,888	—	—	453,361
Goodwill	—	101,204	—	—	101,204
Intangible assets	430	2,025	—	—	2,455
Restricted assets	—	334	—	—	334
Notes receivable - related party/employee	1,297	—	—	—	1,297
Investments in unconsolidated entities	15,125	25,070	—	(1,932)	38,263
Investments in subsidiaries	56,426	—	—	(56,426)	—
Other non-current assets	16,204	5,058	—	—	21,262
	93,955	582,579	—	(58,358)	618,176

Intercompany receivable	493,823	(480,333)	(15,422)	1,932	—

	$597,805	$164,624	$(15,422)	$(56,426)	$690,581

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$132	$1,085	$—	$—	$1,217
Current maturities of financing lease obligations	—	316	—	—	316
Accounts payable	12,885	29,614	—	—	42,499
Current accrued capping, closure and post-closure costs	—	1,699	3	—	1,702
Income taxes payable	3,786	—	—	—	3,786
Other current liabilities	19,814	14,587	—	—	34,401
Total current liabilities	36,617	47,301	3	—	83,921

Long-term debt and capital leases, less current maturities	458,963	2,455	—	—	461,418
Financing lease obligations, less current maturities	—	2,156	—	—	2,156
Accrued capping, closure and post-closure costs, less current portion	—	34,668	37	—	34,705
Deferred income taxes	5,578	—	—	—	5,578
Other long-term liabilities	2,660	6,156	—	—	8,816

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,589,000 shares	256	100	—	(100)	256
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Accumulated other comprehensive income	378	418	—	(418)	378
Additional paid-in capital	285,992	48,078	120	(48,198)	285,992
Accumulated deficit	(192,649)	23,292	(15,582)	(7,710)	(192,649)
Total stockholders’ equity	93,987	71,888	(15,462)	(56,426)	93,987

	$597,805	$164,624	$(15,422)	$(56,426)	$690,581

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$480,815	$—	$—	$480,815

Operating expenses:
Cost of operations	16	330,733	5	—	330,754
General and administration	1,008	59,756	11	—	60,775
Depreciation and amortization	1,568	57,011	(3)	—	58,576
Asset impairment	—	40,746	—	—	40,746
Legal settlement	1,000	359	—	—	1,359
Development project cost	—	131	—	—	131
	3,592	488,736	13	—	492,341
Operating loss	(3,592)	(7,921)	(13)	—	(11,526)

Other expense/(income), net:
Interest income	(39,871)	(34)	—	39,863	(42)
Interest expense	45,551	39,853	—	(39,863)	45,541
Loss from equity method investments	67,325	9,994	—	(67,325)	9,994
Impairment of equity method investment	—	10,680	—	—	10,680
Loss on debt extinguishment	300	—	—	—	300
Other income	(486)	(377)	—	—	(863)
Other expense, net	72,819	60,116	—	(67,325)	65,610

Loss from continuing operations before income taxes	(76,411)	(68,037)	(13)	67,325	(77,136)
Provision for income taxes	1,181	—	—	—	1,181

Loss from continuing operations	(77,592)	(68,037)	(13)	67,325	(78,317)

Discontinued operations:
Gain on disposal of discontinued operations, net	—	725	—	—	725
Net loss	(77,592)	(67,312)	(13)	67,325	(77,592)
Less: Net loss attributable to noncontrolling interest	(6)	—	—	—	(6)
Net loss attributable to common stockholders	$(77,586)	$(67,312)	$(13)	$67,325	$(77,586)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$466,064	$—	$—	$466,064

Operating expenses:
Cost of operations	73	317,428	3	—	317,504
General and administration	(3,300)	67,306	4	—	64,010
Depreciation and amortization	1,590	56,666	5	—	58,261
Asset impairment charge	—	3,654	—	—	3,654
Environmental remediation charge	—	549	—	—	549
Bargain purchase gain	—	(2,975)	—	—	(2,975)
Development project cost	—	(3,502)	—	—	(3,502)
	(1,637)	439,126	12	—	437,501
Operating income (loss)	1,637	26,938	(12)	—	28,563

Other expense/(income), net:
Interest income	(31,749)	(26)	—	31,721	(54)
Interest expense	64,526	13,107	—	(31,721)	45,912
Income from equity method investments	(52,140)	4,096	—	52,140	4,096
Loss on debt extinguishment	7,275	115	—	—	7,390
Other expense , net	(486)	(374)	—	—	(860)
Other (income) expense, net	(12,574)	16,918	—	52,140	56,484

Income (loss) from continuing operations before income taxes	14,211	10,020	(12)	(52,140)	(27,921)
Provision for income taxes	(24,217)	—	—	—	(24,217)

Income (loss) from continuing operations	38,428	10,020	(12)	(52,140)	(3,704)

Discontinued operations:
Loss from discontinued operations, net	—	(1,458)	—	—	(1,458)
Gain on disposal of discontinued operations, net	—	43,590	—	—	43,590

Net income (loss) attributable to common stockholders	$38,428	$52,152	$(12)	$(52,140)	$38,428

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2010

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$457,642	$—	$—	$457,642

Operating expenses:
Cost of operations	209	303,215	(25)	—	303,399
General and administration	116	57,336	24	—	57,476
Depreciation and amortization	1,262	62,237	120	—	63,619
Environmental remediation charge	—	335	—	—	335
	1,587	423,123	119	—	424,829
Operating (loss) income	(1,587)	34,519	(119)	—	32,813

Other expense/(income), net:
Interest income	(31,474)	(86)	—	31,450	(110)
Interest expense	61,659	14,166	—	(31,450)	44,375
Loss from equity method investments	(20,195)	2,691	—	20,195	2,691
Loss on debt extinguishment	511	—	—	—	511
Other income, net	(472)	(375)	—	—	(847)
Other expense, net	10,029	16,396	—	20,195	46,620

(Loss) income from continuing operations before income taxes	(11,616)	18,123	(119)	(20,195)	(13,807)
Provision for income taxes	2,242	—	—	—	2,242

(Loss) income from continuing operations	(13,858)	18,123	(119)	(20,195)	(16,049)

Discontinued operations:
Income from discontinued operations, net	—	1,011	—	—	1,011
Gain on disposal of discontinued operations, net	—	1,180	—	—	1,180

Net (loss) income attributable to common stockholders	$(13,858)	$20,314	$(119)	$(20,195)	$(13,858)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash Provided by Operating Activities	$1,252	$61,992	$531	$—	$63,775
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,102)	—	—	(2,102)
Additions to property, plant and equipment attributable to acquisitions	—	(529)	—	—	(529)
Additions to property, plant and equipment
– growth	—	(9,632)	(2,579)	—	(12,211)
– maintenance	(574)	(46,427)	—	—	(47,001)
Payments on landfill operating lease contracts	—	(6,616)	—	—	(6,616)
Proceeds from sale of property and equipment	—	1,492	—	—	1,492
Other	(4,619)	(2,305)	1,879	—	(5,045)
Net Cash Used In Investing Activities	(5,193)	(66,119)	(700)	—	(72,012)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	163,500	—	—	—	163,500
Principal payments on long-term debt	(151,391)	(1,415)	—	—	(152,806)
Other	(1,001)	—	536	—	(465)
Intercompany borrowings	(4,899)	4,899	—	—	—
Net Cash Provided by Financing Activities	6,209	3,484	536	—	10,229
Net Cash Provided by Discontinued Operations	—	725	—	—	725
Net increase in cash and cash equivalents	2,268	82	367	—	2,717
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817
Cash and cash equivalents, end of period	$3,799	$368	$367	$—	$4,534

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2011

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash (Used in) Provided by Operating Activities	$(25,307)	$72,398	$—	$—	$47,091
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,744)	—	—	(1,744)
Additions to property, plant and equipment
– growth	—	(2,803)	—	—	(2,803)
– maintenance	(2,328)	(50,118)	—	—	(52,446)
Payments on landfill operating lease contracts	—	(5,655)	—	—	(5,655)
Purchase of gas rights		(1,608)			(1,608)
Proceeds from sale of property and equipment	—	959	—	—	959
Proceeds from sale of assets	—	7,533	—	—	7,533
Other	(1)	1	—	—	—
Net Cash Used In Investing Activities	(2,329)	(53,435)	—	—	(55,764)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	382,899	858	—	—	383,757
Principal payments on long-term debt	(490,253)	(1,416)	—	—	(491,669)
Other	(9,983)	—	—	—	(9,983)
Intercompany borrowings	145,270	(145,270)	—	—	—
Net Cash Provided by (Used in) Financing Activities	27,933	(145,828)	—	—	(117,895)
Net Cash Provided by Discontinued Operations	—	126,350	—	—	126,350
Net increase (decrease) in cash and cash equivalents	297	(515)	—	—	(218)
Cash and cash equivalents, beginning of period	1,234	801	—	—	2,035
Cash and cash equivalents, end of period	$1,531	$286	$—	$—	$1,817

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2010

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net Cash (Used in) Provided by Operating Activities	$(10,152)	$74,248	$(10)	$—	$64,086
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(864)	—	—	(864)
Additions to property, plant and equipment
– growth	—	(4,187)	—	—	(4,187)
– maintenance	(3,091)	(45,556)	—	—	(48,647)
Payments on landfill operating lease contracts	—	(13,737)	—	—	(13,737)
Other	(49)	4,434	—	—	4,385
Net Cash Used In Investing Activities	(3,140)	(59,910)	—	—	(63,050)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	492,344	—	—	—	492,344
Principal payments on long-term debt	(484,419)	(1,377)	—	—	(485,796)
Deferred financing costs	(14,089)	—	—	—	(14,089)
Other	260	—	—	—	260
Intercompany borrowings	19,557	(19,567)	10	—	—
Net Cash Provided by (Used in) Financing Activities	13,653	(20,944)	10	—	(7,281)
Discontinued Operations:
Net Cash Provided By Discontinued Operations	—	6,442	—	—	6,442
Net increase (decrease) in cash and cash equivalents	361	(164)	—	—	197
Cash and cash equivalents, beginning of period	873	965	—	—	1,838
Cash and cash equivalents, end of period	$1,234	$801	$—	$—	$2,035

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, since we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement (the “Proxy Statement”). The information required by Item 10 this Annual Report on Form 10-K, which will appear in the Proxy Statement, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of April 30, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	1,660,958	$10.55	2,010,979
Equity compensation plans not approved by security holders	—	—	—

(1)                                 In addition to being available for future issuance in the form of options, 1,751,384 shares of our Class A common stock under our 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.

(2)           Includes 259,595 shares of our Class A common stock issuable under our 1997 Employee Stock Purchase Plan.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections captioned “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Beneficial Ownership of Voting Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the sections captioned “Certain Relationships and Related Party Transactions” and “Board Determination of Independence.”

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
Report of Independent Registered Public Accounting Firm — Caturano and Company, Inc.
Report of Independent Registered Public Accounting Firm — McGladrey LLP
Consolidated Balance Sheets as of April 30, 2012 and 2011.
Consolidated Statements of Operations for the fiscal years ended April 30, 2012, 2011, and 2010.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2012, 2011, and 2010.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2012, 2011, and 2010.
Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

All other schedules have been omitted because the required information is not significant or is included in the consolidated financial statements or notes thereto, or is not applicable.

(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.
Dated: June 28, 2012	By:	/s/ JOHN W. CASELLA
John W. Casella
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief	June 28, 2012
John W. Casella	Executive Officer (Principal Executive Officer)

/s/ Edwin D. Johnson	Senior Vice President and Chief Financial
Edwin D. Johnson	Officer (Principal Financial and Accounting Officer)	June 28, 2012

/s/ Douglas R. Casella
Douglas R. Casella	Director	June 28, 2012

/s/ John F. Chapple III
John F. Chapple III	Director	June 28, 2012

/s/ Gregory B. Peters
Gregory B. Peters	Director	June 28, 2012

/s/ James F. Callahan, Jr.
James F. Callahan, Jr.	Director	June 28, 2012

/s/ Joseph G. Doody
Joseph G. Doody	Director	June 28, 2012

/s/ James P. McManus
James P. McManus	Director	June 28, 2012

/s/ Michael K. Burke
Michael K. Burke	Director	June 28, 2012

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Fiscal Year Ended April 30,
	2012	2011	2010
Balance at beginning of period	$920	$1,602	$1,711
Additions—Charged to expense	730	363	1,204
Deductions—Bad debts written off, net of recoveries	(911)	(1,045)	(1,313)
Balance at end of period	$740	$920	$1,602

EXHIBIT INDEX

Exhibit No.	Description
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

10.45

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

10.46

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

10.47

Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Lender, and the other lenders party thereto, Casella Waste Systems,

Inc. and Casella’s subsidiaries identified therein (incorporated by reference herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).

10.48

First Amendment to FAME Financing Agreement, dated as of February 1, 2012, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.49

FAME Guaranty Agreement, dated as of February 1, 2012, by and among U.S. National Association, as Trustee, and the guarantors identified therein. (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.50+	Amendment to March 18, 2011 Amended and Restated Credit Agreement, dated as of April 27, 2012, by and among Casella Waste Systems, Inc. and the parties identified therein.
12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1 +	Consent of McGladrey LLP
23.2 +	Consent of Caturano and Company, Inc.
23.3 +	Consent of PricewaterhouseCoopers LLP, independent accountants of US Green Fiber, LLC.
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 +	Financial Statements of US Green Fiber, LLC—December 31, 2011, 2010 and 2009.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

+                                         Filed herewith

*                                         This is a management contract or compensatory plan or arrangement.

**                                  Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended April 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at April 30, 2012 and April 30, 2011, (iii) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.