Form 10-Q
period 2012-07-31
CASELLA WASTE SYSTEMS INC
filed 2012-08-30
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 20, 2012:

Class A Common Stock, $0.01 par value per share:	26,367,454
Class B Common Stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	July 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,505	$4,534
Restricted cash	76	76
Accounts receivable – trade, net of allowance for doubtful accounts of $936 and $740	53,432	47,472
Refundable income taxes	1,167	1,281
Prepaid expenses	6,192	6,077
Inventory	3,823	3,595
Deferred income taxes	3,784	3,712
Other current assets	573	609

Total current assets	72,552	67,356
Property, plant and equipment, net of accumulated depreciation and amortization of $608,041 and $593,206	422,096	416,717
Goodwill	102,516	101,706
Intangible assets, net	3,487	2,970
Restricted assets	419	424
Notes receivable – related party/employee	723	722
Investments in unconsolidated entities	21,234	22,781
Other non-current assets	20,247	21,067

	570,722	566,387

	$643,274	$633,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	July 31, 2012	April 30, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,232	$1,228
Current maturities of financing lease obligations	344	338
Accounts payable	48,729	46,709
Accrued payroll and related expenses	3,660	4,142
Accrued interest	9,097	9,803
Current accrued capping, closure and post-closure costs	4,434	4,907
Other accrued liabilities	22,796	21,208

Total current liabilities	90,292	88,335
Long-term debt and capital leases, less current maturities	487,501	473,381
Financing lease obligations, less current maturities	1,729	1,818
Accrued capping, closure and post-closure costs, less current portion	36,059	34,722
Deferred income taxes	5,768	5,336
Other long-term liabilities	12,369	11,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock –
Authorized – 100,000,000 shares, $0.01 par value per share, issued and outstanding – 26,367,000 and 25,991,000 shares as of July 31, 2012 and April 30, 2012, respectively	264	260
Class B convertible common stock –
Authorized – 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding – 988,000 shares as of July 31, 2012 and April 30, 2012, respectively	10	10
Additional paid-in capital	289,372	288,348
Accumulated deficit	(278,606)	(270,235)
Accumulated other comprehensive loss	(3,997)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	7,043	16,431
Noncontrolling interest	2,513	1,800

Total stockholders’ equity	9,556	18,231

	$643,274	$633,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2012	2011
Revenues	$121,195	$127,193
Operating expenses:
Cost of operations	84,811	85,224
General and administration	15,324	16,207
Depreciation and amortization	14,756	14,506
Expense from divestiture and financing costs	553	—
Legal settlement	—	1,000

	115,444	116,937

Operating income	5,751	10,256
Other expense/(income), net:
Interest income	(8)	(8)
Interest expense	11,852	11,159
Loss from equity method investments	1,766	2,257
Other income	(130)	(105)

Other expense, net	13,480	13,303

Loss from continuing operations before income taxes and discontinued operations	(7,729)	(3,047)
Provision for income taxes	650	661

Loss from continuing operations before discontinued operations	(8,379)	(3,708)
Discontinued operations:
Gain on disposal of discontinued operations (net of income tax provision of $0 and $435)	—	646

Net loss	(8,379)	(3,062)

Less: Net loss attributable to noncontrolling interest	(8)	—

Net loss attributable to common stockholders	$(8,371)	$(3,062)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2012	2011
Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.31)	$(0.14)
Gain on disposal of discontinued operations, net	—	0.02

Net loss per common share	$(0.31)	$(0.12)

Average common shares outstanding:
Basic and diluted	26,992	26,564

Amounts attributable to common stockholders:
Loss from continuing operations, net of tax	$(8,371)	$(3,708)
Discontinued operations, net of tax	—	646

Net loss	$(8,371)	$(3,062)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2012	2011
Net loss	$(8,379)	$(3,062)
Other comprehensive income (loss), net of taxes:
Unrealized (loss) income resulting from changes in fair value of derivative instruments, net of tax provision of $0 and $99	(2,083)	242
Realized income (loss) on derivative instruments reclassified into earnings, net of tax benefit of $0 and $99	44	(355)
Unrealized loss resulting from changes in fair value of marketable securities	(6)	(6)

Other comprehensive loss	(2,045)	(119)

Comprehensive loss	(10,424)	(3,181)
Less: Comprehensive loss attributable to noncontrolling interest	(8)	—

Comprehensive loss attributable to common stockholders	$(10,416)	$(3,181)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
	Total	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
		Shares	Amount	Shares	Amount
Balance, April 30, 2012	$18,231	25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

Net loss	(8,379)	—	—	—	—	—	(8,371)	—	(8)
Other comprehensive loss	(2,045)	—	—	—	—	—	—	(2,045)	—
Issuances of Class A common stock	148	376	4	—	—	144	—	—	—
Stock-based compensation	675	—	—	—	—	675	—	—	—
Contributions from noncontrolling interest holder	721	—	—	—	—	—	—	—	721
Other	205	—	—	—	—	205	—	—	—

Balance, July 31, 2012	$9,556	26,367	$264	988	$10	$289,372	$(278,606)	$(3,997)	$2,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(8,379)	$(3,062)
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on disposal of discontinued operations, net	—	(646)
Gain on sale of property and equipment	(46)	(192)
Depreciation and amortization	14,756	14,506
Depletion of landfill operating lease obligations	2,288	2,030
Interest accretion on landfill and environmental remediation liabilities	933	869
Amortization of discount on second lien notes	259	230
Loss from equity method investments	1,766	2,257
Stock-based compensation	675	649
Excess tax benefit on the vesting of share based awards	(205)	(246)
Deferred income taxes	565	939
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(5,960)	(7,547)
Accounts payable	2,020	2,564
Prepaid expenses, inventories and other assets	646	1,729
Accrued expenses and other liabilities	(1,797)	(140)

Net Cash Provided By Operating Activities	7,521	13,940

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(3,150)	(715)
Additions to property, plant and equipment - acquisitions	(288)	—
- growth	(2,002)	(1,143)
- maintenance	(14,394)	(13,725)
Payment for capital related to divestiture	(618)	—
Payments on landfill operating lease contracts	(1,814)	(1,858)
Proceeds from sale of property and equipment	265	199
Investments in unconsolidated entities	(1,000)	(650)

Net Cash Used In Investing Activities	(23,001)	(17,892)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	62,310	48,500
Principal payments on long-term debt	(48,689)	(44,439)
Payments of financing costs	(96)	(90)
Proceeds from exercise of share based awards	—	176
Excess tax benefit on the vesting of share based awards	205	246
Contributions from noncontrolling interest holder	721	—

Net Cash Provided By Financing Activities	14,451	4,393

Discontinued Operations:
Net cash provided by operating activities	—	646

Net Cash Provided By Discontinued Operations	—	646

Net (decrease) increase in cash and cash equivalents	(1,029)	1,087
Cash and cash equivalents, beginning of period	4,534	1,817

Cash and cash equivalents, end of period	$3,505	$2,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for -
Interest	$11,391	$11,189
Income taxes, net of refunds	$(26)	$2,159
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired	$3,500	$744
Cash paid, net	$3,150	$715

Liabilities assumed and holdbacks to sellers	$350	$29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its subsidiaries and an entity in which it has a controlling financial interest (collectively, “we”, “us” or “our”). For the consolidated subsidiary that is less than wholly owned, the third-party holding of equity interests is referred to as a noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest of this subsidiary is presented as net income (loss) attributable to noncontrolling interest in the unaudited consolidated statements of operations and the portion of comprehensive income (loss) attributable to the noncontrolling interest of this subsidiary is presented as comprehensive income (loss) attributable to noncontrolling interest in the unaudited consolidated statements of comprehensive loss. The portion of stockholders’ equity of this subsidiary attributable to the noncontrolling interest is presented as noncontrolling interest in the unaudited consolidated balance sheets and the unaudited consolidated statement of stockholders’ equity.

We are a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”). We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings through equity method investees are included in our Other segment.

The consolidated financial statements as of July 31, 2012 and for the three months ended July 31, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for the three months ended July 31, 2012 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2012.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2012.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of July 31, 2012, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. We have evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, noting the following:

Maine Energy Divestiture

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real and personal property of Maine Energy, which resides in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which shall be paid in installments over the next 21 years, subject to the terms of the purchase and sale agreement. We expect to close this sale by the end of this calendar year upon the satisfaction of conditions precedent. Post closing, we are entitled to continue operations of Maine Energy for our benefit and begin work to decommission the facility in accordance with the provisions of the agreement for a period not to exceed six months after the closing date. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with terms of the purchase and sale agreement.

Realignment

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We expect to take a one-time severance and reorganization charge of approximately $1,475 in the second quarter of fiscal year 2013.

Adoption of New Accounting Pronouncements

Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The FASB deferred certain portions of the accounting standard update related to presentation of reclassification adjustments from other comprehensive income to net income. This guidance, except for the deferred portion noted above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted this guidance effective May 1, 2012. It will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

New Accounting Pronouncements Pending Adoption

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued an accounting standards update on indefinite-lived intangible assets impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that an indefinite-lived intangible asset is impaired, then we will not need to perform the quantitative impairment test in accordance with Accounting Standards Codification (“ASC”) 350-30. This guidance is effective for annual and interim indefinite-lived assets impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted, and we expect that it will have no impact on our consolidated financial position or results of operations.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding the disclosure of offsetting assets and liabilities in financial statements. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of generally accepted accounting principles in the United States and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and it will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

2.	BUSINESS ACQUISITIONS

During the three months ended July 31, 2012, we acquired a solid waste hauling operation in the Western region for total consideration of $3,500, including $3,150 in cash and $350 in holdbacks to the sellers. During the three months ended July 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania, by acquiring additional equipment not included in the original transaction, for total consideration of $744, including $715 in cash and $29 in holdbacks to the sellers. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts allocated to goodwill are expected to be deductible for tax purposes. The purchase price allocated to net assets acquired and the residual amount allocated to goodwill during the three months ended July 31, 2012 and 2011 are as follows:

	July 31,
	2012	2011
Equipment	$2,225	$319
Goodwill	810	125
Intangible assets	546	308
Current liabilities	(81)	(8)

Total	$3,500	$744

The following unaudited pro forma combined financial information shows the results of our operations for the three months ended July 31, 2012 and 2011 as though each of the acquisitions made in the three months ended July 31, 2012 and the twelve months ended April 30, 2012 had occurred as of May 1, 2011.

	Three Months Ended July 31,
	2012	2011
Revenue	$121,195	$128,086
Operating income	$5,751	$10,302
Net loss attributable to common stockholders	$(8,371)	$(3,092)
Basic and diluted loss per common share attributable to common stockholders	$(0.31)	$(0.12)
Basic and diluted weighted average shares outstanding	26,992	26,564

The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of May 1, 2011 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2012 through July 31, 2012:

	April 30, 2012	Acquisitions	July 31, 2012
Eastern region	$58	$—	$58
Western region	89,458	810	90,268
Recycling	12,190	—	12,190

Total	$101,706	$810	$102,516

Intangible assets as of July 31, 2012 and April 30, 2012 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, July 31, 2012
Intangible assets	$16,000	$3,401	$19,401
Less accumulated amortization	(14,431)	(1,483)	(15,914)

	$1,569	$1,918	$3,487

Balance, April 30, 2012
Intangible assets	$15,601	$3,093	$18,694
Less accumulated amortization	(14,324)	(1,400)	(15,724)

	$1,277	$1,693	$2,970

Intangible amortization expense for the three months ended July 31, 2012 and 2011 was $190 and $153, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2012 and thereafter is as follows:

2013	2014	2015	2016	2017	Thereafter
$ 790	$701	$594	$414	$310	$868

4.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the three months ended July 31, 2012 and 2011 are as follows:

	Three Months Ended July 31,
	2012	2011
Beginning balance	$39,629	$36,407
Obligations incurred	1,084	756
Accretion expense	899	835
Payments	(1,119)	(316)

Ending balance	$40,493	$37,682

5.	CONTINGENCIES

(a)	Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we have been named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of the waste management business.

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of July 31, 2012, there were no accruals established related to our outstanding legal proceedings.

We offer no prediction of the outcome of any of the proceedings or negotiations described below. We are vigorously defending each of the unresolved lawsuits and claims described below. However, litigation is subject to inherent uncertainty and there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents are being negotiated. Pursuant to the terms of the proposed settlement, we will not be required to make a cash payout. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. We believe that until the terms of the settlement are fully agreed upon and executed and the arbitration dismissed, a loss in the range of $0 to $3,195 is reasonably possible, but not probable.

New York State Tax Litigation Matter

On January 18, 2011, certain of our subsidiaries doing business in New York State received a Notice of Deficiency (the “Notice”) from the New York State Department of Taxation and Finance asserting liability for corporation franchise tax for one or more of the tax years ended April 30, 2004 through April 30, 2006. The Notices, in the aggregate, assert liability of $3,852, comprising $2,220 of tax and $1,632 of penalties and interest. New York State has alleged that we are not permitted to file a single combined corporation franchise tax return with our subsidiaries for each of the years audited.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). At July 31, 2012 and April 30, 2012, we have recorded liabilities of $5,244 and $5,210, respectively, including the recognition of $34 of accretion expense in the three months ended July 31, 2012 and 2011, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in stocks and warrants of the reorganized GM. We expect the warrants to be issued in fiscal year 2013. We have not assumed that the payment of these claims will reduce our exposure.

6.	STOCK-BASED COMPENSATION

In May 2012, we granted an equal number of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees. The vesting of the performance stock units is based on our attainment of targeted annual returns on net assets in fiscal year 2015 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of July 31, 2012, the performance stock units included in the May 2012 grant could result in the issuance of up to 631 shares of Class A Common Stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2015 and the restricted stock units could result in the issuance of an aggregate of up to 316 shares of Class A Common Stock based on continued employment over the remainder of the three year service period. The performance stock units and the restricted stock units were granted at a grant date fair value of $5.17 per share.

As of July 31, 2012, there were 946 Class A Common Stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A Common Stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A Common Stock.

A summary of stock option activity for the three months ended July 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2012	1,661	$10.55
Granted	—	$—
Exercised	—	$—
Forfeited	(134)	$9.52

Outstanding, July 31, 2012	1,527	$10.65

Exercisable, July 31, 2012	1,436	$11.07

A summary of restricted stock, restricted stock unit and performance stock unit activity for the three months ended July 31, 2012 is as follows:

	Restricted Stock / Restricted Stock Units	Weighted Average Grant Price	Performance Stock Units (1)	Weighted Average Grant Price
Outstanding, April 30, 2012	784	$4.47	596	$4.96
Granted	330	$5.16	316	$5.17
Class A Common Stock Vested	(346)	$3.83	—	$—
Forfeited	(10)	$4.22	(10)	$4.91

Outstanding, July 31, 2012	758	$5.06	902	$5.03

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 522 shares of Class A Common Stock.

We recorded $640, and $618 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock, respectively, during the three months ended July 31, 2012 and 2011. We also recorded $35 and $31 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three months ended July 31, 2012 and 2011, respectively.

Stock-based compensation expense is included in general and administration expenses in the unaudited consolidated statements of operations. The unrecognized stock-based compensation expense at July 31, 2012 related to unvested stock options, restricted stock and restricted stock units was $2,996, to be recognized over a weighted average period of 1.80 years. Maximum unrecognized stock-based compensation expense at July 31, 2012 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $5,889, to be recognized over a weighted average period of 1.64 years. The unrecognized stock-based compensation expense that we expect to recognize as of July 31, 2012 related to outstanding performance stock units based on our expected attainment levels was $1,147.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three months ended July 31, 2012 and 2011, as applicable, were made using the Black-Scholes valuation model. For the three months ended July 31, 2012 and 2011, respectively, we did not grant any stock options. The fair value of shares to be purchased under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the three months ended July 31, 2012 and 2011:

	Three Months Ended July 31,
	2012	2011
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.15%	0.10%
Expected volatility	38.15%	47.79%

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

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our Class A Common Stock price over the expected term, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the unaudited consolidated statements of operations.

7.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended July 31,
	2012	2011
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(8,371)	$(3,708)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	26,367	25,898
Class B common stock	988	988
Unvested restricted stock	(127)	(141)
Effect of weighted average shares outstanding during period	(236)	(181)

Weighted average number of common shares used in basic and diluted EPS	26,992	26,564

For the three months ended July 31, 2012 and 2011, 2,601 and 3,134 shares, respectively, of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, commodity and interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values. At July 31, 2012, the fair value of our fixed rate debt, including the 11% senior second lien notes due July 15, 2014 (the “Second Lien Notes”), the 7.75% senior subordinated notes due February 15, 2019 (the “2019 Notes”) and the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025 (the “Converted Bonds”) was approximately $405,462 and the carrying value was $399,087. The fair value of these debt instruments is considered to be Level 1 within the fair value hierarchy as their fair values are based off of quoted market prices in active markets. As of July 31, 2012, the fair value of our amended and restated senior secured credit facility (the “2011 Revolver”) approximated its carrying value of $84,000 based on current borrowing rates for similar types of borrowing arrangements.

As of July 31, 2012 our assets and liabilities that are measured at fair value on a recurring basis and do not approximate their respective fair values included the following:

	Fair Value Measurement at July 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$419	$—	$—

Liabilities:
Interest rate derivatives	$—	$3,626	$—

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge the interest rate risk associated with a forecasted financing transaction effective January 15, 2013. The proceeds associated with the forecasted financing transaction would be used to redeem our outstanding $180,000 Second Lien Notes. The Second Lien Notes became callable on July 15, 2012. The total notional amount of these agreements is $150,000 and require us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

For each interest rate derivative deemed to be an effective cash flow hedge, the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense of the underlying debt.

If the interest rate derivatives become ineffective due to the inability to complete the forecasted financing transaction under the expected terms, the ineffective portion would be included in earnings in the period it was deemed to be ineffective and recognized over the remaining term of the hedge agreements.

The fair values of the interest rate derivatives are obtained from third-party counter-parties and adjusted based on the credit risk of our counter-parties and us.

As of July 31, 2011 our assets and liabilities that are measured at fair value on a recurring basis and do not approximate their respective fair values included the following:

	Fair Value Measurement at July 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$329	$—	$—

Liabilities:
Commodity derivatives	$—	$47	$—

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. We are not party to any commodity hedge contracts as of July 31, 2012.

We recognize all derivatives on the balance sheet at fair value.

9.	DISCONTINUED OPERATIONS

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

We completed the transaction on March 1, 2011 for $134,195 in gross cash proceeds. This included an estimated $3,795 working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. The final working capital adjustment, along with additional legal expenses related to the transaction, of $646 was recorded to gain on disposal of discontinued operations, net of income taxes in the three months ended July 31, 2011.

10.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services in the northeastern United States. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment. We have entered into a purchase and sale agreement to sell our Maine Energy facility to the City of Biddeford, Maine, which will result in the cessation of operations at that facility for a period not to exceed six months after the closing date.

Three Months Ended July 31, 2012

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$46,200	$8,253	$6,445	$(203)	$175,252
Western	53,367	17,456	6,777	6,383	352,068
Recycling	10,365	(50)	1,068	42	53,924
Other	11,263	775	466	(471)	62,030
Eliminations	—	(26,434)	—	—	—

Total	$121,195	$—	$14,756	$5,751	$643,274

Three Months Ended July 31, 2011

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$44,759	$9,750	$5,960	$215	$218,814
Western	56,872	19,271	7,148	9,348	343,572
Recycling	12,903	(46)	928	2,248	58,335
Other	12,659	462	470	(1,555)	74,151
Eliminations	—	(29,437)	—	—	—

Total	$127,193	$—	$14,506	$10,256	$694,872

(1)	Inter-company revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2012	2011
Collection	$53,043	$53,626
Disposal	30,967	32,173
Power generation	2,663	3,042
Processing and organics	14,633	14,738

Solid waste operations	101,306	103,579
Major accounts	9,524	10,711
Recycling	10,365	12,903

Total revenues	$121,195	$127,193

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for the three months ended July 31, 2011 have been revised to conform to this presentation.

11.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Equity Method Investments

GreenFiber. We entered into a joint venture agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty in support of GreenFiber’s amended and restated loan and security agreement. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. Our guaranty associated with the credit facility is $2,200 as of July 31, 2012. The fair value of our guaranty as of July 31, 2012, which is recorded in other long-term liabilities, is $264.

In May 2012, we and LP made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in GreenFiber’s modified and restated loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall. In May 2012, we made an equity contribution of $500 to GreenFiber based on the terms of this commitment.

Our investment in GreenFiber amounted to $4,436 and $6,502 at July 31, 2012 and April 30, 2012, respectively. Summarized financial information for GreenFiber is as follows:

	July 31, 2012	April 30, 2012
Current assets	$13,616	$17,513
Noncurrent assets	$33,926	$34,597
Current liabilities	$12,400	$12,815
Noncurrent liabilities	$5,361	$5,382

	Three Months Ended July 31,
	2012	2011
Revenue	$13,101	$16,016
Gross profit	$1,599	$951
Net loss	$(3,569)	$(4,515)

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a MRF located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. In connection with the formation of the joint venture, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $285. FCR made an initial cash contribution of $285 as well, and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. Our investment in Tompkins amounted to $311 and $292 at July 31, 2012 and April 30, 2012, respectively. We account for our 50% membership interest in Tompkins using the equity method of accounting.

Cost Method Investments

Evergreen. Our investment and ownership interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to us, amounted to $10,657 and 19.9%, as of July 31, 2012 and April 30, 2012, respectively.

RecycleRewards. Our investment and ownership interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, amounted to $4,479 and 6.2% as of July 31, 2012 and April 30, 2012, respectively.

AGreen. In May 2011, we entered into a renewable energy project operating agreement with AGreen Energy LLC (“AGreen”). As a part of the agreement, we provide certain operation, maintenance and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. Our investment and membership interest in AGreen amounted to $350 and 11.9% as of July 31, 2012 and April 30, 2012, respectively.

GreenerU. In March 2012, we entered into a strategic partnership agreement with GreenerU, Inc. (“GreenerU”), a company that delivers energy and sustainability solutions to the college, university and preparatory school markets in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects. As a part of the agreement, we work with GreenerU to formulate compelling offers and approaches for colleges, universities and preparatory schools in the area of waste, recycling, energy, composting, resource conservation and other appropriate sustainability initiatives. In the three months ended July 31, 2012, we made a $500 investment in GreenerU through the purchase of preferred stock, bringing our investment and ownership interest in GreenerU to $1,000 and 6.3% as of July 31, 2012. Our investment and ownership interest in GreenerU was $500 and 4.2% as of April 30, 2012.

12.	SUBSIDIARY GUARANTORS

Our 2019 Notes and Second Lien Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and Second Lien Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of July 31, 2012 and April 30, 2012, the condensed consolidating results of operations for the three months ended July 31, 2012 and 2011, and the condensed consolidating statements of cash flows for the three months ended July 31, 2012 and 2011 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,423	$331	$751	$—	$3,505
Accounts receivable - trade, net of allowance for doubtful accounts	297	53,125	10	—	53,432
Deferred income taxes	3,784	—	—	—	3,784
Other current assets	3,608	8,223	—	—	11,831

Total current assets	10,112	61,679	761	—	72,552
Property, plant and equipment, net of accumulated depreciation and amortization	3,354	414,123	4,619	—	422,096
Goodwill	—	102,516	—	—	102,516
Intangible assets	317	3,170	—	—	3,487
Restricted assets	—	419	—	—	419
Notes receivable - related party/employee	723	—	—	—	723
Investments in unconsolidated entities	19,115	4,051	—	(1,932)	21,234
Investments in subsidiaries	(14,759)	—	—	14,759	—
Other non-current assets	14,204	6,043	—	—	20,247

	22,954	530,322	4,619	12,827	570,722
Intercompany receivable	511,737	(498,238)	(15,431)	1,932	—

	$544,803	$93,763	$(10,051)	$14,759	$643,274

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$108	$1,124	$—	$—	$1,232
Current maturities of financing lease obligations	—	344	—	—	344
Accounts payable	20,899	27,605	225	—	48,729
Current accrued capping, closure and post-closure costs	—	4,434	—	—	4,434
Other current liabilities	18,055	17,480	18	—	35,553

Total current liabilities	39,062	50,987	243	—	90,292
Long-term debt and capital leases, less current maturities	486,687	814	—	—	487,501
Financing lease obligations, less current maturities	—	1,729	—	—	1,729
Accrued capping, closure and post-closure costs, less current portion	—	36,017	42	—	36,059
Deferred income taxes	5,768	—	—	—	5,768
Other long-term liabilities	6,243	6,126	—	—	12,369
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 26,367,000 shares	264	100	—	(100)	264
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Additional paid-in capital	289,372	45,449	2,762	(48,211)	289,372
Accumulated deficit	(278,606)	(47,088)	(15,611)	62,699	(278,606)
Accumulated other comprehensive loss	(3,997)	(371)	—	371	(3,997)

Total Casella Waste Systems, Inc. stockholders’ equity	7,043	(1,910)	(12,849)	14,759	7,043
Noncontrolling interest	—	—	2,513	—	2,513

Total stockholders’ equity	7,043	(1,910)	(10,336)	14,759	9,556

	$544,803	$93,763	$(10,051)	$14,759	$643,274

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,799	$368	$367	$—	$4,534
Accounts receivable - trade, net of allowance for doubtful accounts	652	46,820	—	—	47,472
Refundable income taxes	1,281	—	—	—	1,281
Deferred income taxes	3,712	—	—	—	3,712
Other current assets	1,903	8,454	—	—	10,357

Total current assets	11,347	55,642	367	—	67,356
Property, plant and equipment, net of accumulated depreciation and amortization	3,486	409,383	3,848	—	416,717
Goodwill	—	101,706	—	—	101,706
Intangible assets	340	2,630	—	—	2,970
Restricted assets	—	424	—	—	424
Notes receivable - related party/employee	722	—	—	—	722
Investments in unconsolidated entities	17,865	6,848	—	(1,932)	22,781
Investments in subsidiaries	(10,406)	—	—	10,406	—
Other non-current assets	15,056	6,011	—	—	21,067

	27,063	527,002	3,848	8,474	566,387
Intercompany receivable	501,406	(487,916)	(15,422)	1,932	—

	$539,816	$94,728	$(11,207)	$10,406	$633,743

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$142	$1,086	$—	$—	$1,228
Current maturities of financing lease obligations	—	338	—	—	338
Accounts payable	21,952	24,757	—	—	46,709
Current accrued capping, closure and post-closure costs	—	4,907	—	—	4,907
Other current liabilities	18,110	16,500	543	—	35,153

Total current liabilities	40,204	47,588	543	—	88,335
Long-term debt and capital leases, less current maturities	472,028	1,353	—	—	473,381
Financing lease obligations, less current maturities	—	1,818	—	—	1,818
Accrued capping, closure and post-closure costs, less current portion	—	34,681	41	—	34,722
Deferred income taxes	5,336	—	—	—	5,336
Other long-term liabilities	5,817	6,103	—	—	11,920

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $ 0.01 par value per share, issued and outstanding - 25,991,000 shares	260	100	—	(100)	260
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Additional paid-in capital	288,348	46,200	2,004	(48,204)	288,348
Accumulated deficit	(270,235)	(43,532)	(15,595)	59,127	(270,235)
Accumulated other comprehensive (loss) income	(1,952)	417	—	(417)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	16,431	3,185	(13,591)	10,406	16,431
Noncontrolling interest	—	—	1,800	—	1,800

Total stockholders’ equity	16,431	3,185	(11,791)	10,406	18,231

	$539,816	$94,728	$(11,207)	$10,406	$633,743

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2012

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$121,184	$11	$—	$121,195
Operating expenses:
Cost of operations	28	84,774	9	—	84,811
General and administration	(154)	15,460	18	—	15,324
Depreciation and amortization	265	14,491	—	—	14,756
Expense from divestiture and financing costs	303	250	—	—	553

	442	114,975	27	—	115,444

Operating (loss) income	(442)	6,209	(16)	—	5,751
Other expense/(income), net:
Interest income	(8,063)	(10)	—	8,065	(8)
Interest expense	11,790	8,127	—	(8,065)	11,852
Loss from equity method investments	3,572	1,766	—	(3,572)	1,766
Other income, net	(12)	(118)	—	—	(130)

Other expense, net	7,287	9,765	—	(3,572)	13,480

Loss from continuing operations before income taxes	(7,729)	(3,556)	(16)	3,572	(7,729)
Provision for income taxes	650	—	—	—	650

Net loss	(8,379)	(3,556)	(16)	3,572	(8,379)

Less: Net loss attributable to noncontrolling interest	(8)	—	—	—	(8)

Net loss attributable to common stockholders	$(8,371)	$(3,556)	$(16)	$3,572	$(8,371)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2011

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues	$—	$127,193	$—	$—	$127,193
Operating expenses:
Cost of operations	11	85,212	1	—	85,224
General and administration	298	15,909	—	—	16,207
Depreciation and amortization	338	14,168	—	—	14,506
Legal settlement	1,000	—	—	—	1,000

	1,647	115,289	1	—	116,937

Operating (loss) income	(1,647)	11,904	(1)	—	10,256
Other expense/(income), net:
Interest income	(9,871)	(3)	—	9,866	(8)
Interest expense	11,136	9,889	—	(9,866)	11,159
Loss from equity method investments	(508)	2,257	—	508	2,257
Other income	(3)	(102)	—	—	(105)

Other expense, net	754	12,041	—	508	13,303

Loss from continuing operations before income taxes	(2,401)	(137)	(1)	(508)	(3,047)
Provision for income taxes	661	—	—	—	661

Loss from continuing operations	(3,062)	(137)	(1)	(508)	(3,708)

Discontinued operations:
Gain on disposal of discontinued operations, net	—	646	—	—	646

Net (loss) income attributable to common stockholders	$(3,062)	$509	$(1)	$(508)	$(3,062)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED JULY 31, 2012

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net loss	$(8,379)	$(3,556)	$(16)	$3,572	$(8,379)
Other comprehensive income (loss):
Unrealized loss resulting from changes in fair value of derivative instruments	(1,257)	—	(826)	—	(2,083)
Realized income on derivative instruments reclassified into earnings	—	—	44	—	44
Unrealized loss resulting from changes in fair value of marketable securities	—	(6)	—	—	(6)

Other comprehensive loss	(1,257)	(6)	(782)	—	(2,045)

Comprehensive loss	(9,636)	(3,562)	(798)	3,572	(10,424)
Less: Comprehensive loss attributable to noncontrolling interest	(8)	—	—	—	(8)

Comprehensive loss attributable to common stockholders	$(9,628)	$(3,562)	$(798)	$3,572	$(10,416)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED JULY 31, 2011

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net (loss) income attributable to common stockholders	$(3,062)	$509	$(1)	$(508)	$(3,062)
Other comprehensive income (loss), net of taxes:
Unrealized income resulting from changes in fair value of derivative instruments, net of tax provision of $99	116	—	126	—	242
Realized loss on derivative instruments reclassified into earnings, net of tax benefit of $99	(78)	—	(277)	—	(355)
Unrealized loss resulting from changes in fair value of marketable securities	—	(6)	—	—	(6)

Other comprehensive income (loss)	38	(6)	(151)	—	(119)

Comprehensive (loss) income attributable to common stockholders	$(3,024)	$503	$(152)	$(508)	$(3,181)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2012

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(5,201)	$13,039	$(317)	$—	$7,521

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(3,150)	—	—	(3,150)
Additions to property, plant and equipment - acquisitions	—	(288)	—	—	(288)
- growth	—	(1,232)	(770)	—	(2,002)
- maintenance	(105)	(14,289)	—	—	(14,394)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Payments on landfill operating lease contracts	—	(1,814)	—	—	(1,814)
Proceeds from sale of property and equipment	—	265	—	—	265
Investments in unconsolidated entities	(2,000)	250	750	—	(1,000)

Net Cash Used In Investing Activities	(2,105)	(20,876)	(20)	—	(23,001)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	62,310	—	—	—	62,310
Principal payments on long-term debt	(47,654)	(1,035)	—	—	(48,689)
Contributions from noncontrolling interest holder	—	—	721	—	721
Other	109	—	—	—	109
Intercompany borrowings	(8,835)	8,835	—	—	—

Net Cash Provided by Financing Activities	5,930	7,800	721	—	14,451
Net (decrease) increase in cash and cash equivalents	(1,376)	(37)	384	—	(1,029)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$2,423	$331	$751	$—	$3,505

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2011

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$1,390	$12,550	$—	$—	$13,940

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(715)	—	—	(715)
Additions to property, plant and equipment
- growth	—	(1,143)	—	—	(1,143)
- maintenance	(441)	(13,284)	—	—	(13,725)
Payments on landfill operating lease contracts	—	(1,858)	—	—	(1,858)
Proceeds from sale of property and equipment	—	199	—	—	199
Other	(150)	(500)	—	—	(650)

Net Cash Used In Investing Activities	(591)	(17,301)	—	—	(17,892)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	48,500	—	—	—	48,500
Principal payments on long-term debt	(43,024)	(1,415)	—	—	(44,439)
Other	332	—	—	—	332
Intercompany borrowings	(5,538)	5,538	—	—	—

Net Cash Provided by Financing Activities	270	4,123	—	—	4,393
Net Cash Provided by Discontinued Operations	—	646	—	—	646

Net increase in cash and cash equivalents	1,069	18	—	—	1,087
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817

Cash and cash equivalents, end of period	$2,600	$304	$—	$—	$2,904

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended April 30, 2012.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling and organics services. We operate in six states — Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We expect to take a one-time severance and reorganization charge of approximately $1.5 million in the second quarter of fiscal year 2013.

As of August 20, 2012, we owned and/or operated 32 solid waste collection operations, 31 transfer stations, 17 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities, one landfill permitted to accept construction and demolition materials (“C&D”), and one waste-to-energy facility. In addition to our primary operations, we also hold the following investments:

Consolidated Investment with Noncontrolling Interest

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York. Our joint venture partner in CARES is Altela, Inc. We hold a 51% membership interest in CARES and consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our unaudited consolidated financial statements due to our controlling financial interest in the joint venture.

In the three months ended July 31, 2012, we and Altela, Inc. made additional cash contributions, proportionate with our membership interests, of $0.7 million and $0.7 million, respectively, for the purchase of additional equipment and to fund operations.

Equity Method Investments

GreenFiber. We entered into a joint venture agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”) that manufactures markets and sells cellulose insulation made from recycled fiber. We account for our 50% membership interest in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty in support of GreenFiber’s amended and restated loan and security agreement. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. Our guaranty associated with the credit facility is $2.2 million as of July 31, 2012.

In May 2012, we and LP made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in GreenFiber’s modified and restated loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall. In the three months ended July 31, 2012, we made an equity contribution of $0.5 million based on the terms of this commitment.

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

Cost Method Investments

We have cost method investments in AGreen Energy LLC (“AGreen”), RecycleRewards, Inc. (“RecycleRewards”), GreenerU, Inc. (“GreenerU”), and Evergreen National Indemnity Company (“Evergreen”), as follows:

We hold a 11.9% membership interest in AGreen, a joint venture that brings advanced nutrient management, renewable energy and water technologies to small and medium sized farms, a 6.2% ownership interest RecycleRewards, a company that markets an incentive based recycling service, a 6.3% ownership interest in GreenerU, a company that delivers energy and sustainability solutions to the college, university and preparatory school market in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects, and a 19.9% interest in Evergreen, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

In the three months ended July 31, 2012, cash outflows related to our cost method investments consisted of a $0.5 million investment in GreenerU through the purchase of preferred stock, which brought our ownership interest in GreenerU to 6.3% as of July 31, 2012.

Acquisitions and Divestitures

During the three months ended July 31, 2012, we acquired a solid waste hauling operation in the Western region. The transaction was in exchange for total consideration of $3.5 million, including $3.2 million in cash and $0.3 million in holdbacks to the sellers.

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real and personal property of Maine Energy Recovery Company, LP (“Maine Energy”), which resides in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which shall be paid in installments over the next 21 years, subject to the terms of the purchase and sale agreement, and expect that closing will be completed by the end of the calendar year upon the satisfaction of conditions precedent. Post closing, we are entitled to continue operations of Maine Energy for our benefit and begin work to decommission the facility in accordance with the provisions of the purchase and sale agreement for a period not to exceed six months after the closing date. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with terms of the purchase and sale agreement.

Results of Operations

The following table summarizes our revenues and cost and expenses from continuing operations for the three months ended July 31, 2012 and 2011 (in millions and as a percentage of revenue):

	Three Months Ended July 31,
	2012	% of Revenue	2011	% of Revenue
Revenues	$121.2	100.0%	$127.2	100.0%
Operating expenses:
Cost of operations	84.8	70.0%	85.2	67.0%
General and administration	15.3	12.6%	16.2	12.7%
Depreciation and amortization	14.8	12.2%	14.5	11.4%
Expense from divestiture and financing costs	0.5	0.4%	—	0.0%
Legal settlement	—	0.0%	1.0	0.8%

	115.4	95.2%	116.9	91.9%

Operating income	5.8	4.8%	10.3	8.1%

Other expense/(income), net:
Interest expense, net	11.8	9.7%	11.2	8.8%
Loss from equity method investments	1.8	1.5%	2.2	1.8%
Other income	(0.1)	-0.1%	(0.1)	-0.1%
Provision for income taxes	0.7	0.6%	0.7	0.5%

Loss from continuing operations	$(8.4)	-6.9%	$(3.7)	-2.9%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, waste-to-energy, transfer, organics and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity under a contract at our Maine Energy facility and at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. Revenues from our Other segment are made up of ancillary revenues including major customer accounts. We have entered into a purchase and sale agreement to sell our Maine Energy facility to the City of Biddeford, which will result in the cessation of operations at that facility for a period not to exceed six months after the closing date.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended July 31,
	2012		2011
Collection	$53.0	43.7%	$53.6	42.1%
Disposal	31.0	25.6%	32.2	25.3%
Power generation	2.7	2.2%	3.0	2.4%
Processing and organics	14.6	12.0%	14.7	11.6%

Solid waste operations	101.3	83.5%	103.5	81.4%
Major accounts	9.5	7.9%	10.8	8.5%
Recycling	10.4	8.6%	12.9	10.1%

Total revenues	$121.2	100.0%	$127.2	100.0%

Our revenues decreased $6.0 million, or 4.7%, when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Period-to-Period Change July 31, 2012 vs. 2011
	Amount	% of Growth
Solid Waste Operations:
Price	$0.2	0.2%
Volume	(2.6)	-2.0%
Fuel surcharge	(0.2)	-0.2%
Commodity price & volume	(0.7)	-0.6%
Acquisitions	1.1	0.9%

Total Solid Waste	(2.2)	-1.7%

Major Accounts	(1.3)	-1.0%

Recycling Operations:
Commodity price	(3.1)	-2.4%
Commodity volume	0.6	0.4%

Total Recycling	(2.5)	-2.0%

Total Revenue Decline	$(6.0)	-4.7%

Solid waste revenues

•

The price change component in total solid waste revenue decline period-to-period is the result of $0.6 million from favorable collection pricing, partially offset by ($0.4) million from unfavorable disposal pricing.

•

The volume change component in total solid waste revenue decline period-to-period is the result of ($1.8) million from collection volume decreases and ($0.9) million from disposal volume decreases, partially offset by organics and processing volume increases.

•	The fuel surcharge change component in total solid waste revenue decline period-to-period is the result of ($0.2) million from unfavorable collection pricing.

•

The commodity price and volume change component in total solid waste revenue decline period-to-period is primarily the result of ($0.9) million from volume decreases within organics and processing, offset partially by $0.6 million from favorable organics and processing pricing, and ($0.4) million from unfavorable power pricing.

•	The acquisitions change component in total solid waste revenue decline period-to-period is the result of $1.1 million from acquisitions, $0.8 million of which relates to collections.

Major accounts and recycling revenues

•	The change component in major accounts revenue decline period-to-period is primarily the result of ($1.3) million from volume declines.

•

The change component in recycling revenue decline is the result of ($3.1) million in unfavorable pricing due to declining commodity prices in the marketplace, offset partially by $0.6 million in volume increases.

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

Our cost of operations expense decreased by $0.4 million, or less than one-percent, when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period. In the three months ended July 31, 2012, cost of operations increased as a percentage of revenues when compared to the comparable prior fiscal year period from 67.0% to 70.0%. The period-to-period change in our cost of operations can largely be attributed to the following:

•

Purchased material costs. Direct costs related to purchased materials decreased $1.2 million and as a percentage of revenue when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period due primarily to lower commodity prices in the marketplace in three months ended July 31, 2012.

•

Hauling costs. Hauling costs decreased $0.9 million and remained mostly consistent as a percentage of revenue when comparing the three months ended July 31, 2012 to the comparable fiscal year period due to decreased transportation costs associated primarily with lower solid waste volumes within collections and disposal.

•

Fuel costs. Fuel costs decreased $0.3 million and remained consistent as a percentage of revenue when comparing the three months ended July 31, 2012 to the comparable fiscal year period due primarily to a decrease in average fuel prices for the three months ended July 31, 2012.

•

Direct operational costs. Direct operational costs increased $0.3 million and as a percentage of revenue when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period. The period-to-period change is primarily the result of marginal increases in various direct operational costs including $0.3 million in increased depletion of landfill operating lease obligations, $0.2 million in increased vehicle insurance costs, $0.2 million in other operational costs related to third-party landfill gas-to-energy costs, and $0.2 million from a decrease in the gain associated with fixed asset sales, offset largely by ($0.8) million in leachate disposal costs due to lower rainfall amounts at our landfills.

•

Other costs of operations. Other costs of operations also increased, including $0.4 million in vehicle maintenance costs associated primarily with an increase in third-party repair costs, $0.3 million in container maintenance costs associated primarily with increased costs of parts, $0.2 million in facility costs associated primarily with increased property taxes and labor costs, and $0.3 million in third-party disposal costs associated with third-party landfill and waste-to-energy facilities.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense decreased $0.9 million, or 5.6%, when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period. In the three months ended July 31, 2012, general and administration expenses decreased as a percentage of revenues when compared to the comparable prior fiscal year period from 12.7% to 12.6%. The period-to-period change in our general and administration expense can largely be attributed to the following:

•

Other personnel costs. For the three months ended July 31, 2012, other personnel costs decreased $0.3 million when compared to the prior fiscal year period due primarily to a reduction in incentive compensation associated with employee awards and bonuses.

•	Legal costs. In the three months ended July 31, 2012, legal costs decreased $0.6 million when compared to the prior fiscal year period due primarily to fewer ongoing legal proceedings.

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

Our depreciation and amortization expense increased $0.3 million, or 2.1%, when comparing the three months ended July 31, 2012 to the prior fiscal year period. In the three months ended July 31, 2012, depreciation and amortization expense increased as a percentage of revenues when compared to the prior fiscal year period from 11.4% to 12.2%. Period-to-period landfill amortization expense increased $0.8 million due primarily to higher volumes at our Southbridge landfill in the Eastern region. This was offset by a $0.6 million decrease in depreciation expense associated largely with the Maine Energy impairment in the fourth quarter of fiscal year 2012.

Expense from Divestiture and Financing Costs

The $0.6 million expense from divestiture and financing costs is associated with the following: a $0.3 million write-off of costs associated with the refinancing of our senior second lien notes (the “Second Lien Notes”) and $0.3 million of legal costs associated with the ongoing Maine Energy divestiture transaction.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.6 million, or 5.4%, when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period. In the three months ended July 31, 2012, interest expense, net increased as a percentage of revenues when compared to the comparable prior fiscal year period from 8.8% to 9.7%. The changes in our interest expense, net can largely be attributed to the following:

•

Maine Bonds. Interest expense in the three months ended July 31, 2012 increased due to the conversion from a variable rate to a five year fixed term interest rate of 6.25% per annum on the $21.4 million Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005R-2 (the “Converted Bonds”) in the fourth quarter of fiscal year 2012.

•	Higher debt levels. Interest expense in the three months ended July 31, 2012 increased due to higher average debt balances in the current fiscal year period to help fund operations.

•	Higher interest rates. The average interest rate on our variable rate debt increased slightly in the three months ended July 31, 2012 compared to the comparable prior fiscal year period.

Loss from Equity Method Investments

Our loss from equity method investments decreased $0.4 million when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period. Our equity method investments consist of the following investments:

•

GreenFiber. GreenFiber reported losses for the three months ended July 31, 2012 and 2011, of which our 50% share was $1.8 million and $2.2 million, respectively. Despite the improvement period over period, GreenFiber, continued to be negatively affected by the depressed manufactured home market and lack of new home construction.

•

Tompkins County. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our portion of the reported income from Tompkins for the three months ended July 31, 2012 was immaterial.

Provision for Income Taxes

Provision for income taxes remained unchanged at $0.7 million for the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The provision for income taxes includes a deferred tax provision of $0.6 million as of July 31, 2012 and $0.5 million as of July 31, 2011, both due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when this deferred tax liability will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Gain on Disposal of Discontinued Operations, net

The $0.7 million gain on disposal of discontinued operations (net of tax) recorded in the three months ended July 31, 2011 is due to the additional working capital adjustment and other legal expenses recorded in the three months ended July 31, 2011 related to the sale of non-integrated recycling assets and select intellectual property assets to ReCommunity, the company formed by Pegasus Capital Advisors, L.P. and Intersection LLC.

Segment Reporting (dollars in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended July 31,
Segment	2012	2011	2012	2011
Eastern	$46.2	$44.7	$(0.2)	$0.2
Western	53.4	56.9	6.4	9.4
Recycling	10.4	12.9	—	2.3
Other	11.2	12.7	(0.4)	(1.6)

Total	$121.2	$127.2	$5.8	$10.3

Eastern Region

Our Eastern region revenues increased $1.5 million, or 3.4%, for the three months ended July 31, 2012. The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period Change July 31, 2012 vs. 2011
Eastern Region	Amount	% of Growth
Price	$0.1	0.2%
Volume	1.7	3.8%
Fuel surcharge	(0.1)	-0.2%
Commodity price & volume	(0.2)	-0.4%

Total Revenue Growth	$1.5	3.4%

Solid waste revenues

•

The price change component in Eastern region solid waste revenue growth period-to-period is the result of $0.3 million from favorable collection pricing, offset partially by ($0.2) million from unfavorable disposal pricing.

•

The volume change component in Eastern region solid waste revenue growth period-to-period is the result of $2.7 million from disposal volume increases, of which $2.5 million related to landfill volumes, partially offset by ($1.0) million from collection volume decreases.

•	The fuel surcharge change component in Eastern region solid waste revenue growth period-to-period is the result of ($0.1) million from unfavorable collection and organics and processing pricing.

•

The commodity price and volume change component in Eastern region solid waste revenue growth period-to-period is the result of ($0.8) million from commodity volume decreases and $0.6 million from favorable pricing, which was primarily due to $0.9 million in favorable pricing from organics and processing.

Eastern region operating (loss) income for the three months ended July 31, 2012 decreased by $0.4 million compared to the comparable prior fiscal year period. Improved revenues were offset by increased costs associated with hauling, depletion of landfill operating lease obligations and other landfill costs, along with increased landfill amortization expense, which was partially offset by a decrease in depreciation expense due to the impairment of Maine Energy in the fourth quarter of fiscal year 2012.

Western Region

Our Western region revenues decreased $3.5 million, or 6.2%, for the three months ended July 31, 2012. The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period Change July 31, 2012 vs. 2011
Western Region	Amount	% of Growth
Price	$0.1	0.2%
Volume	(4.1)	-7.2%
Fuel surcharge	(0.1)	-0.2%
Commodity price & volume	(0.5)	-0.9%
Acquisitions	1.1	1.9%

Total Revenue Growth	$(3.5)	-6.2%

Solid waste revenues

•

The price change component in Western region solid waste revenue decline period-to-period is the result of $0.3 million from favorable collection pricing and ($0.2) million from unfavorable disposal pricing at landfills.

•

The volume change component in Western region solid waste revenue decline period-to-period is the result of ($3.4) million from disposal volume decreases, of which ($3.0) million relates to landfill volumes, and ($0.7) million from collection volume decreases.

•	The fuel surcharge change component in Western region solid waste revenue decline period-to-period is the result of ($0.1) million from unfavorable collection pricing.

•	The commodity price and volume change component in Western region solid waste revenue decline period-to-period is primarily the result of ($0.5) million from unfavorable commodity pricing.

•	The acquisitions change component in Western region solid waste revenue decline period-to-period is primarily the result of $1.1 million from acquisitions impacting collections.

Western region operating income for the three months ended July 31, 2012 decreased by $3.0 million compared to the comparable prior fiscal year period. The reduction of operating income for the three months ended July 31, 2012 is primarily due to decreased revenues, partially offset by decreased costs of operations related to hauling, fuel, leachate disposal and host community costs.

Recycling

Recycling revenues decreased $2.5 million, or 19.4%, when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period driven primarily by ($3.1) million in unfavorable pricing due to declining commodity prices in the marketplace, offset partially by $0.6 million in volume increases.

Recycling operating income for the three months ended July 31, 2012 decreased by $2.3 million compared to the comparable prior fiscal year period due primarily to revenue decline associated with unfavorable commodity prices, offset by decreased operating expenses related to recycled material costs.

Other

Other revenues decreased $1.5 million, or 11.8%, when comparing the three months ended July 31, 2012 to the comparable prior fiscal year period driven by volume declines from major customer accounts and, to a lesser extent, transportation.

Other operating loss for the three months ended July 31, 2012 improved by $1.2 million compared to the comparable prior fiscal year period. The improvement is due to a reduction of cost of operations related primarily to hauling costs, lower incentive compensation costs and the legal settlement charge that was recorded in the three months ended July 31, 2011.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures are broadly defined as pertaining to either growth, maintenance or acquisition activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions and new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of organic business growth, as well as expenditures associated with building infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence. Acquisition capital expenditures are defined as costs of equipment added directly as a result of new business growth related to an acquisition.

We had a net working capital deficit of $21.2 million at July 31, 2012 compared to a deficit of $25.5 million at April 30, 2012. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $4.3 million improvement in net working capital related largely to higher accounts receivable, which increased by $6.0 million from fiscal year end due largely to increased revenues in July 2012 compared to April 2012, lower accrued interest, which decreased by ($0.7) million, lower payroll accruals, which decreased by ($0.5) million, and lower current portion of accrued capping, closure and post-closure costs, which decreased by ($0.5) million. This was offset by higher accounts payable, which increased by $2.0 million due largely to timing, and higher other accrued liabilities, which increased by $1.6 million due largely to the change in fair value of our interest rate derivatives.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility. The amended and restated senior secured credit facility (the “2011 Revolver”) is a $227.5 million revolving credit and letter of credit facility due March 18, 2016. If we fail to refinance the Second Lien Notes by March 1, 2014, the maturity date for the 2011 Revolver shall be accelerated to March 31, 2014. We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182.5 million, subject to certain conditions set forth in the 2011 Revolver agreement. The 2011 Revolver is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

On April 27, 2012, we entered into the first amendment to our 2011 Revolver. As a part of the amendment, we modified the financial covenants that the 2011 Revolver is subject to; we amended the agreement to permit us to use proceeds of a Term Loan B, or other subordinated financings which we may obtain, to refinance our outstanding Second Lien Notes, but which restricted us from using our 2011 Revolver for that purpose; and we provided for adjustments to the financial covenants in the event that we undertake future financing activities.

As of July 31, 2012, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended July 31, 2012	Covenant Requirements at July 31, 2012
Total funded debt / Bank-defined cash flow metric (1)	4.96	5.25 Max.
Senior funded debt / Bank-defined cash flow metric (1)	2.95	3.25 Max.
Interest coverage	2.35	2.15 Min.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, July 31, 2012. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended July 31, 2012
Net cash provided by operating activities	$57.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	(4.6)
Gain on sale of property and equipment	0.9
Stock based compensation, net of excess tax benefit on exercise of share based awards	(1.7)
Development project charge	(0.1)
Asset impairment charge	(40.7)
Interest expense less discount on Second Lien Notes	45.2
Loss on debt extinguishment	(0.3)
Provision for income taxes, net of deferred taxes	(0.4)
Other adjustments as allowed by Senior Secured Credit Facility Agreement	44.3

Bank - defined cash flow metric	$100.0

For the quarter ending October 31, 2012, the minimum interest coverage ratio covenant requirement will be increased under the terms of the 2011 Revolver from a minimum of 2.15 to a minimum of 2.25. Based on the low end of the range of results forecasted by us for the quarter ending October 31, 2012, we have been working with our lender group to provide additional flexibility under this covenant. We believe that we will be able to obtain this flexibility, although there can be no assurance that we will be able to do so.

In addition to the financial covenants described above, the 2011 Revolver also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2012, we were in compliance with all covenants under the indenture governing the 2011 Revolver and we do not believe that these restrictions impact our ability to meet future liquidity needs.

Further advances were available under the 2011 Revolver in the amount of $113.8 million as of July 31, 2012. The available amount is net of outstanding irrevocable letters of credit totaling $29.7 million as of July 31, 2012, at which date no amount had been drawn.

Second Lien Notes. As of July 31, 2012, we had $180.0 million aggregate principal amount of Second Lien Notes outstanding. The Second Lien Notes will mature on July 15, 2014, and interest accrues at the rate of 11% per annum. Interest is payable semiannually in arrears on January 15, and July 15 of each year. The Second Lien Notes are guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

Although the Second Lien Notes do not contain financial ratio covenants, they contain certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2012, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

2019 Notes. As of July 31, 2012, we had outstanding $200.0 million of the senior subordinated notes due February 15, 2019 (the “2019 Notes”). The 2019 Notes will accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2012, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

Maine Bonds. On December 28, 2005, we completed a $25.0 million financing transaction involving the issuance by the Authority of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005R-1 (the “Bonds”). The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and were enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the original $25.0 million Bonds. The mandatorily tendered Bonds were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3.6 million of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds and Converted Bonds mature on January 1, 2025.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the three months ended July 31, 2012 and 2011, respectively (in millions):

	Three Months Ended July 31,
	2012	2011
Net cash provided by operating activities	$7.5	$13.9
Net cash used in investing activities	$(23.0)	$(17.9)
Net cash provided by financing activities	$14.5	$4.4

Net cash flows provided by operating activities. Net cash flows provided by operating activities decreased by $6.4 million from the three month ended July 31, 2011. The most significant items affecting the change in our operating cash flows are summarized below:

•

Loss from continuing operations. Our loss from continuing operations increased $4.7 million to ($8.4) million for the three months ended July 31, 2012 from ($3.7) million for the three months ended July 31, 2011. The loss was driven primarily by a $6.0 million decrease in revenues from the three months ended July 31, 2011. We experienced cost savings within cost of operations, ($0.4) million, and general and administration, ($0.9) million, from the three months ended July 31, 2011, but expense reductions did not compensate for lower revenue resulting in decreased cash flows from operations.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted in the amount of $5.1 million in the three months ended July 31, 2012 by changes in our assets and liabilities. This change was driven by unfavorable impacts related to our accounts receivable, which is affected by both revenue changes and timing of payments received, and accrued expenses and other liabilities, which is affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. These unfavorable impacts were offset favorable impacts related to accounts payable, which is affected by both cost changes and timing of payments, and prepaid expenses, inventories and other assets, which is affected primarily by the timing of payments, expense recognition, as well as cost changes. This is compared to the three months ended July 31, 2011, when our cash flow from operations was unfavorably impacted $3.4 million by changes in our assets and liabilities. The unfavorable change of $1.7 million was due to the unfavorable $1.1 million impact associated with the change in prepaid expenses, inventories and other assets, the unfavorable $1.7 million impact associated with accrued expenses and other liabilities and the unfavorable $0.5 million impact associated with the change in accounts payable, offset by the favorable $1.6 million change in accounts receivable.

Net cash used in investing activities. Net cash used in investing activities increased $5.1 million from the three months ended July 31, 2011. The most significant items affecting the change in our investing cash flows are summarized below:

•

Capital expenditures. Higher capital expenditures by $1.8 million in the three months ended July 31, 2012 related primarily to landfill development, offset partially by decreased spending related to Maine Energy, our waste-to-energy facility.

•

Acquisitions, net of cash acquired. During the three months ended July 31, 2012, we acquired a solid waste hauling operation. The transaction was in exchange for total consideration of $3.5 million, including $3.2 million in cash. In the three months ended July 31, 2011 we acquired three solid waste hauling operations and completed the acquisition of McKean County landfill business in Pennsylvania for total consideration of $0.7 million in cash.

•	Divestiture capital expenditures. During the three months ended July 31, 2012, we had $0.6 million in capital expenditures associated with the ongoing Maine Energy divestiture transaction.

Net cash provided by financing activities. Net cash provided by financing activities increased $10.1 million from the three months ended July 31, 2011. The most significant items affecting the change in our financing cash flows are summarized below:

•	Debt activity. Increased debt borrowings of $13.8 million as a result of lower cash flow from operations, more than offset increased payments of $4.3 million.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the second quarter of fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted financing transaction effective January 15, 2013. The proceeds associated with the forecasted financing transaction would be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014. The forecasted financing transaction is expected to occur between July 15, 2012 and October 31, 2012 as the Second Lien Notes became callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature in March of 2016, which is when the 2011 Revolver becomes due assuming that the Second Lien Notes are refinanced prior to March 1, 2014.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of July 31, 2012, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

We have filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) pursuant to which we may from time to time issue securities in an amount of up to $250.0 million. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We have implemented a fuel surcharge program, which is designed to recover escalating fuel price fluctuations above an expected floor. We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.17 of the indentures governing the Second Lien Notes, Section 2.19 of the 2019 Notes and the provisions of the Converted Bonds, no beneficial holder of the Second Lien Notes, 2019 Notes and/or Converted Bonds is permitted to knowingly acquire Second Lien Notes, 2019 Notes and/or Converted Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of Second Lien Notes, 2019 Notes and Converted Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the Second Lien Notes, 2019 Notes and Converted Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of July 31, 2012, that dollar amount was $48.5 million.

Critical Accounting Policies and Estimates

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and assumptions which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of its evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2012.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 1 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $87.6 million of long-term debt at July 31, 2012. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at July 31, 2012. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements to hedge interest rate risk of a forecasted financing transaction effective January 15, 2013. The proceeds associated with the forecasted financing transaction would be used to redeem our outstanding $180.0 million 11% Second Lien Notes due 2014. The forecasted financing transaction is expected to occur between July 15, 2012 and October 31, 2012 as these notes became callable on July 15, 2012. The total notional amount of these agreements is $150.0 million and requires us to receive interest based on changes in the LIBOR index and pay interest at a rate of approximately 1.40%. The agreements mature in March 2016, which is when the 2011 Revolver becomes due assuming that the Second Lien Notes are refinanced prior to March 1, 2014.

One or both of the interest rate derivatives agreements become ineffective if the underlying assumed financing transaction does not meet anticipated terms. In which case the ineffective portion of the cash flow hedges would be included in earnings in the period it was deemed to be ineffective and recognized over the remaining term of the hedge agreements.

Commodity price volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of July 31, 2012, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% in the quarter ended July 31, 2012, management’s estimate of the impact on our operating income for such quarter is between $0.0 million and $0.1 million. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may also seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we have been named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of the waste management business.

We offer no prediction of the outcome of any of the proceedings or negotiations described below. We are vigorously defending each of these lawsuits and claims. However, litigation is subject to inherent uncertainty and there can be no guarantee we will prevail or that any judgments against us, if sustained on appeal, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents are being negotiated. Pursuant to the terms of the proposed settlement we will not be required to make a cash payout. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. We believe that until the terms of the settlement are fully agreed upon and executed and the arbitration dismissed, a loss in the range of zero to $3.2 million is reasonably possible, but not probable.

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

We filed Petitions for Redetermination with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions is scheduled for December 12, 2012. We expect to aggressively defend against this claim through the administrative adjudication and appeals process and the courts if necessary. Under Accounting Standards Codification 740, we believe our position will more likely than not be successful in contesting the deficiencies and consequently, we have not established any reserve.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan (the “PRAP”) for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30%

upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in third quarter of fiscal year 2009. In fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.7%). At July 31, 2012 and April 30, 2012, we have recorded liabilities of $5.2 million and $5.2 million, respectively, including the recognition of thirty-four thousand dollars of accretion expense in the in the three months ended July 31, 2012 and 2011, respectively.

In September 2011, DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in stocks and warrants of the reorganized GM. We expect the warrants to be issued in fiscal year 2013. We have not assumed that the payment of these claims will reduce our exposure.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K for the year ended April 30, 2012, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 31, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2012, other than the risk that we will not be in compliance with the new minimum interest coverage ratio covenant under our 2011 Revolver as of the end of the second fiscal quarter, and that we are not able to obtain relief from that covenant. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 30, 2012	By: /s/ Edwin D. Johnson
Edwin D. Johnson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2012 and April 30, 2012, (ii) Consolidated Statements of Operations for the three months ended July 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the three months ended July 31, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the three months ended July 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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