Form 10-Q
period 2012-10-31
CASELLA WASTE SYSTEMS INC
filed 2012-12-04
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 30, 2012:

Class A Common Stock, $0.01 par value per share:	37,950,309
Class B Common Stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	October 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,901	$4,534
Restricted cash	23,655	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,213 and $740	50,978	47,472
Refundable income taxes	1,190	1,281
Prepaid expenses	8,063	6,077
Inventory	4,017	3,595
Deferred income taxes	3,583	3,712
Other current assets	642	609

Total current assets	94,029	67,356
Property, plant and equipment, net of accumulated depreciation and amortization of $622,989 and $593,206	424,839	416,717
Goodwill	102,722	101,706
Intangible assets, net	4,217	2,970
Restricted assets	521	424
Notes receivable - related party/employee	514	722
Investments in unconsolidated entities	20,729	22,781
Other non-current assets	21,904	21,067

	575,446	566,387

	$669,475	$633,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	October 31, 2012	April 30, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$73,795	$1,228
Current maturities of financing lease obligations	349	338
Accounts payable	51,326	46,709
Accrued payroll and related expenses	3,925	4,142
Accrued interest	8,328	9,803
Current accrued capping, closure and post-closure costs	7,069	4,907
Other accrued liabilities	23,582	21,208

Total current liabilities	168,374	88,335
Long-term debt and capital leases, less current maturities	412,051	473,381
Financing lease obligations, less current maturities	1,640	1,818
Accrued capping, closure and post-closure costs, less current portion	34,220	34,722
Deferred income taxes	5,926	5,336
Other long-term liabilities	12,199	11,920
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 37,950,000 and 25,991,000 shares as of October 31, 2012 and April 30, 2012, respectively	380	260
Class B convertible common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares as of October 31, 2012 and April 30, 2012, respectively	10	10
Additional paid-in capital	332,008	288,348
Accumulated deficit	(299,573)	(270,235)
Accumulated other comprehensive loss	(746)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	32,079	16,431
Noncontrolling interest	2,986	1,800

Total stockholders’ equity	35,065	18,231

	$669,475	$633,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenues	$120,335	$129,866	$241,529	$257,059
Operating expenses:
Cost of operations	85,474	86,627	170,251	171,851
General and administration	13,985	16,062	29,307	32,268
Depreciation and amortization	14,632	15,061	29,388	29,567
Severance and reorganization costs	1,793	—	1,827
Expense from divestiture and financing costs	77	—	631	—
Legal settlement	—	359	—	1,359
Development project charge	—	131	—	131

	115,961	118,240	231,404	235,176

Operating income	4,374	11,626	10,125	21,883
Other expense (income):
Interest income	(10)	(3)	(18)	(12)
Interest expense	11,699	11,210	23,551	22,369
Loss from equity method investments	109	1,523	1,875	3,781
Loss on derivative instruments	3,896	—	3,896	—
Loss on debt extinguishment	9,670	—	9,670	—
Other income	(311)	(327)	(441)	(432)

Other expense, net	25,053	12,403	38,533	25,706

Loss from continuing operations before income taxes and discontinued operations	(20,679)	(777)	(28,408)	(3,823)
Provision for income taxes	413	67	1,063	728

Loss from continuing operations before discontinued operations	(21,092)	(844)	(29,471)	(4,551)
Discontinued operations:
Gain on disposal of discontinued operations (net of income tax provision of $0, $53, $0 and $489)	—	79	—	725

Net loss	(21,092)	(765)	(29,471)	(3,826)

Less: Net loss attributable to noncontrolling interest	(125)	—	(133)	—

Net loss attributable to common stockholders	$(20,967)	$(765)	$(29,338)	$(3,826)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.68)	$(0.03)	$(1.01)	$(0.17)
Gain on disposal of discontinued operations, net of tax	—	—	—	0.03

Net loss per common share	$(0.68)	$(0.03)	$(1.01)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	30,872	26,759	28,932	26,661

Amounts attributable to common stockholders:
Loss from continuing operations, net of tax	$(20,967)	$(844)	$(29,338)	$(4,551)
Discontinued operations, net of tax	—	79	—	725

Net loss	$(20,967)	$(765)	$(29,338)	$(3,826)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(21,092)	$(765)	$(29,471)	$(3,826)
Other comprehensive income (loss), net of tax:
Unrealized (loss) income resulting from changes in fair value of derivative instruments, net of tax provision of $0, $0, $0 and $99	(716)	(58)	(2,799)	184
Realized loss (income) on derivative instruments reclassified into earnings, net of tax provision of $0, $0, $0 and $99	3,946	(361)	3,990	(716)
Unrealized income (loss) resulting from changes in fair value of marketable securities	21	(5)	15	(11)

Other comprehensive income (loss), net of tax	3,251	(424)	1,206	(543)

Comprehensive loss	(17,841)	(1,189)	(28,265)	(4,369)
Less: Comprehensive loss attributable to noncontrolling interest	(125)	—	(133)	—

Comprehensive loss attributable to common stockholders	$(17,716)	$(1,189)	$(28,132)	$(4,369)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount		Accumulated Deficit		Noncontrolling Interest
Balance, April 30, 2012	$18,231	25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

Net loss	(29,471)	—	—	—	—	—	(29,338)	—	(133)
Other comprehensive income	1,206	—	—	—	—	—	—	1,206	—
Issuances of Class A common stock	137	459	5	—	—	132	—	—	—
Sale of Class A common stock, net	42,149	11,500	115	—	—	42,034	—	—	—
Stock-based compensation	1,306	—	—	—	—	1,306	—	—	—
Contributions from noncontrolling interest holder	1,319	—	—	—	—	—	—	—	1,319
Other	188	—	—	—	—	188	—	—	—

Balance, October 31, 2012	$35,065	37,950	$380	988	$10	$332,008	$(299,573)	$(746)	$2,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(29,471)	$(3,826)
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on disposal of discontinued operations, net	—	(725)
Gain on sale of property and equipment	(223)	(754)
Depreciation and amortization	29,388	29,567
Depletion of landfill operating lease obligations	4,878	4,514
Interest accretion on landfill and environmental remediation liabilities	1,858	1,740
Development project charge	—	131
Amortization of discount on second lien notes and senior subordinated notes	502	467
Loss from equity method investments	1,875	3,781
Loss on derivative instruments	3,896	—
Loss on debt extinguishment	9,670	—
Stock-based compensation	1,306	1,366
Excess tax benefit on the vesting of share based awards	(188)	(219)
Deferred income taxes	907	1,008
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(3,506)	(2,070)
Accounts payable	4,617	9,259
Prepaid expenses, inventories and other assets	(283)	(482)
Accrued expenses and other liabilities	(2,851)	(2,279)

Net cash provided by operating activities	22,375	41,478

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(4,635)	(715)
Additions to property, plant and equipment - acquisitions	(417)	(133)
- growth	(8,257)	(6,410)
- maintenance	(25,368)	(29,427)
Payment for capital related to divestiture	(618)	—
Payments on landfill operating lease contracts	(3,298)	(3,314)
Proceeds from sale of property and equipment	557	1,170
Investments in unconsolidated entities	(1,000)	(935)

Net cash used in investing activities	(43,036)	(39,764)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	236,177	82,100
Principal payments on long-term debt	(227,028)	(82,146)
Change in restricted cash	(23,579)	—
Payment of tender premium and costs on second lien notes	(6,745)	—
Payments of financing costs	(4,329)	(184)
Net proceeds from the sale of Class A common stock	42,149	—
Proceeds from exercise of share based awards	—	176
Excess tax benefit on the vesting of share based awards	188	219
Contributions from noncontrolling interest holder	1,195	—

Net cash provided by financing activities	18,028	165

Discontinued Operations:
Net cash provided by operating activities	—	725

Net cash provided by discontinued operations	—	725

Net (decrease) increase in cash and cash equivalents	(2,633)	2,604
Cash and cash equivalents, beginning of period	4,534	1,817

Cash and cash equivalents, end of period	$1,901	$4,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$22,578	$20,531
Income taxes, net of refunds	$71	$5,281
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired	$4,761	$744
Cash paid, net	$4,635	$715

Liabilities assumed and holdbacks to sellers	$126	$29

Equipment contributed by noncontrolling interest holder	$—	$1,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”) and its wholly-owned subsidiaries and an entity in which it has a controlling financial interest (collectively, “we”, “us” or “our”). For the consolidated subsidiary that is less than wholly owned, the third-party holding of equity interest is referred to as a noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest holder of this subsidiary is presented as net income (loss) attributable to noncontrolling interest in the unaudited consolidated statements of operations and the portion of comprehensive income (loss) attributable to the noncontrolling interest holder of this subsidiary is presented as comprehensive income (loss) attributable to noncontrolling interest in the unaudited consolidated statements of comprehensive loss. The portion of stockholders’ equity of this subsidiary attributable to the noncontrolling interest holder is presented as noncontrolling interest in the unaudited consolidated balance sheets and the unaudited consolidated statement of stockholders’ equity.

We are a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We also generate and sell electricity under a contract at a waste-to-energy facility, Maine Energy Recovery Company LP (“Maine Energy”). We closed on the sale of Maine Energy to the City of Biddeford, Maine on November 30, 2012. See Note 12 for further disclosure on the sale. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings through equity method investees are included in our Other segment.

The consolidated financial statements as of October 31, 2012 and for the three and six months ended October 31, 2012 and 2011 are unaudited. These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management, include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for the three and six months ended October 31, 2012 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2012.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2012, which was filed with the the SEC on June 28, 2012.

Certain reclassifications have been made to previously reported amounts. These reclassifications had no effect on the previously reported consolidated financial position, results of operations or retained earnings.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of October 31, 2012, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q. We have evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Adoption of New Accounting Pronouncements

Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The FASB deferred certain portions of the accounting standard update related to presentation of reclassification adjustments from other comprehensive income to net income. This guidance, except for the deferred portion noted above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted this guidance effective May 1, 2012. It only impacts the presentation of our financial statements and does not impact our consolidated financial position or results of operations.

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

During the six months ended October 31, 2012, we acquired two solid waste hauling operations in the Western region for total consideration of $4,761, including $4,285 in cash and $476 in holdbacks to the sellers. During the six months ended October 31, 2011, we acquired three solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania, by acquiring additional equipment not included in the original transaction, for total consideration of $744, including $715 in cash and $29 in holdbacks to the sellers. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded as goodwill are expected to be deductible for tax purposes. The purchase price allocated to net assets acquired and the residual amount allocated to goodwill during the six months ended October 31, 2012 and 2011 are as follows:

	October 31,
	2012	2011
Equipment	$2,349	$319
Goodwill	1,016	125
Intangible assets	1,486	308
Current liabilities	(90)	(8)

Total	$4,761	$744

The following unaudited pro forma combined financial information shows the results of our operations for the three and six months ended October 31, 2012 and 2011 as though each of the acquisitions made in the six months ended October 31, 2012 and the twelve months ended April 30, 2012 had occurred as of May 1, 2011.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenue	$120,457	$130,889	$241,835	$259,159
Operating income	$4,380	$11,673	$10,140	$21,986
Net loss attributable to common stockholders	$(20,981)	$(819)	$(29,374)	$(3,931)
Basic and diluted loss per common share attributable to common stockholders	$(0.68)	$(0.03)	$(1.02)	$(0.15)
Basic and diluted weighted average shares outstanding	30,872	26,759	28,932	26,661

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

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2012 through October 31, 2012:

	April 30, 2012	Acquisitions	October 31, 2012
Eastern region	$58	$—	$58
Western region	89,458	1,016	90,474
Recycling	12,190	—	12,190

Total	$101,706	$1,016	$102,722

Intangible assets as of October 31, 2012 and April 30, 2012 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, October 31, 2012
Intangible assets	$16,029	$4,309	$20,338
Less accumulated amortization	(14,533)	(1,588)	(16,121)

	$1,496	$2,721	$4,217

Balance, April 30, 2012
Intangible assets	$15,601	$3,093	$18,694
Less accumulated amortization	(14,324)	(1,400)	(15,724)

	$1,277	$1,693	$2,970

Intangible amortization expense for the three and six months ended October 31, 2012 and 2011 was $207, $151, $397 and $304, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2012 and thereafter is as follows:

2013	2014	2015	2016	2017	Thereafter
$ 889	$784	$734	$554	$449	$1,204

4.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the six months ended October 31, 2012 and 2011 are as follows:

	Six Months Ended October 31,
	2012	2011
Beginning balance	$39,629	$36,407
Obligations incurred	1,960	1,417
Accretion expense	1,789	1,671
Payments	(2,089)	(648)

Ending balance	$41,289	$38,847

5.	LONG-TERM DEBT AND CAPITAL LEASES

Amendment and Refinancing Transactions

On September 20, 2012, we entered into a second amendment to and consent under our senior secured first lien credit facility (the “Senior Credit Facility”). The amendment provided that we could use up to $50,000 of the senior secured revolving credit facility (the “2011 Revolver”) proceeds under the Senior Credit Facility to redeem our $180,000 11% senior second lien notes due 2014 (the “Second Lien Notes”) and to pay for any interest, fees, premium or other amounts in connection with the refinancing of the Second Lien Notes, subject to the terms and conditions to such use, as described in the amendment. The amendment also contains additional modifications, including increasing the allowed amount of senior subordinated debt from $350,000 to $450,000, adjusting the definition of bank-defined cash flow by allowing for certain add backs, adjusting the definition of consolidated total interest expense by allowing for an exclusion of non-cash interest expense associated with interest rate derivatives, and providing for adjustments to the financial covenants, which become more restrictive over the term of the Senior Credit Facility.

On September 24, 2012, we initiated a cash tender offer and consent solicitation for our Second Lien Notes (the “Tender Offer”). On October 9, 2012, we repurchased $107,318 in aggregate principal amount of our then outstanding Second Lien Notes through the Tender Offer, leaving $72,682 in aggregate principal amount of Second Lien Notes outstanding as of October 31, 2012. Holders who tendered the Second Lien Notes prior to the early tender date received $1,060 for each $1,000 in principal amount of Second Lien Notes repurchased, which included a consent payment of $30 per $1,000 in principal amount of Second Lien Notes, plus accrued and unpaid interest to, but not including the early tender offer settlement date. On November 8, 2012, we repurchased the remaining $72,682 in aggregate principal amount of our then outstanding Second Lien Notes. The remaining holders who tendered the Second Lien Notes received $1,055 for each $1,000 in principal amount of Second Lien Notes repurchased, plus accrued and unpaid interest to, but not including the redemption date.

On October 9 2012, we completed the offering of an additional $125,000 of 7.75% senior subordinated notes (the “2019 Notes”), which will mature on February 15, 2019. The 2019 Notes were issued at a discount of $1,863, which is amortized to interest expense over the life of the 2019 Notes, with interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 2013. The net proceeds from the offering of additional 2019 Notes were used to redeem the early tender of our Second Lien Notes and, together with $50,000 of 2011 Revolver borrowings, $42,149 of net equity proceeds from the offering and sale of Class A common stock discussed in Note 7 and other available funds, our remaining Second Lien Notes and to pay related transaction costs. As of October 31, 2012, $23,579 of net proceeds from the offering of additional 2019 Notes were included in restricted cash to refinance the remaining Second Lien Notes.

The 2011 Revolver, as amended, is subject to customary affirmative, negative and financial covenants. As of October 31, 2012, these covenants restrict fiscal year capital expenditures to 1.5 times our consolidated depreciation expenses, depletion expenses and landfill amortization expenses, set a minimum interest coverage ratio of 2.00, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.75 and a maximum senior funded debt to consolidated EBITDA ratio of 2.75. In addition to the financial covenants described above, the 2011 Revolver, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2012, we were in compliance with all covenants under the indenture governing our Senior Credit Facility and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party to.

Loss on Debt Extinguishment

In the three and six months ended October 31, 2012, we recorded a charge of $9,670 as a loss on debt extinguishment related to the refinancing of our Second Lien Notes. The loss on debt extinguishment consisted of a $1,667 non-cash write off of deferred financing costs, a $1,258 non-cash write off of the unamortized original issue discount and a $6,745 loss associated with the tender premium and other tender fees associated with the portion of the Second Lien Notes extinguished.

Long Term Debt and Capital Leases

Long-term debt and capital leases as of October 31, 2012 and April 30, 2012 consist of the following:

	October 31, 2012	April 30, 2012
Senior subordinated notes due February 15, 2019, 7.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized discount of $1,849 and $0)	$323,151	$200,000
Senior second lien notes, due July 15, 2014 and redeemed on November 8, 2012, 11.00%, interest payable semiannually, secured by second priority lien on substantially all of our assets (including unamortized discount of $826 and $3,536)	71,856	177,428
Senior secured revolving credit facility, which provides for advances or letters of credit of up to $227,500, due March 18, 2016, bearing interest at LIBOR plus 3.75%, (approximately 3.96% at October 31, 2012 based on one month LIBOR), secured by substantially all of our assets	63,930	69,600
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 due January 1, 2025, dated December 1, 2005, bearing interest at BMA Index (approximately 0.26% at October 31, 2012) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at October 31, 2012)	3,600	3,600
Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025, dated February 1, 2012, bearing interest at 6.25% through January 31, 2017, unsecured and guaranteed by our significant wholly-owned subsidiaires	21,400	21,400
Notes payable in connection with businesses acquired, bearing interest at rates of 2.49% - 6.50%, due in monthly or annual installments varying to $575, maturing May 2013 through April 2017	1,534	2,033
Capital leases for facilities and equipment, bearing interest rates of 4.50% - 4.72%, due in monthly installments varying to $78, expiring April 2013 through January 2015	375	548

	485,846	474,609
Less—current maturities	73,795	1,228

	$412,051	$473,381

6.	CONTINGENCIES

(a)	Legal Proceedings

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of October 31, 2012, there were no accruals established related to our outstanding legal proceedings.

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

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents were executed effective October 1, 2012. Pursuant to the terms of the settlement, we will not be required to make a cash payout. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries.

New York State Tax Litigation Matter

On January 18, 2011, certain of our subsidiaries doing business in New York State received a Notice of Deficiency (the “Notices”) from the New York State Department of Taxation and Finance asserting liability for corporation franchise tax for one or more of the tax years ended April 30, 2004 through April 30, 2006. The Notices, in the aggregate, assert liability of $3,852, comprising $2,220 of tax and $1,632 of penalties and interest. New York State has alleged that we are not permitted to file a single combined corporation franchise tax return with our subsidiaries for each of the years audited.

We filed Petitions for Redetermination (“Petitions”) with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions that was scheduled for December 12, 2012 has been rescheduled to April 18-19, 2013. We expect to aggressively defend against this claim through the administrative adjudication and appeals process and the courts, if necessary. Under ASC 740, we believe our position will more likely than not be successful in contesting the deficiencies and consequently, we have not established any reserve for this matter.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). At October 31, 2012 and April 30, 2012, we have recorded liabilities of $5,279 and $5,210, respectively, including the recognition of $34, $34, $69, and $69 of accretion expense in the three and six months ended October 31, 2012 and 2011, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We expect the warrants to be issued in fiscal year 2013. We have not assumed that the payment of these claims will reduce our exposure.

7.	STOCKHOLDERS’ EQUITY

(a)	Stock Issuance

On October 3, 2012, as a part of a registered public offering we sold 11,500 shares of Class A common stock with a par value of $0.01 per share at an average price of $4.00 per share. The net proceeds received from the registered public offering, after deducting underwriting discounts, commissions and offering expenses, were $42,149 and were used to refinance our Second Lien Notes.

(b)	Stock Incentive Plans

In May 2012, we granted an equal number of restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees. The vesting of the performance stock units is based on our attainment of targeted annual returns on net assets in fiscal year 2015 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of October 31, 2012, the performance stock units included in the May 2012 grant could result in the issuance of up to 587 shares of Class A common stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2015 and the restricted stock units could result in the issuance of an aggregate of up to 293 shares of Class A common stock based on continued employment over the remainder of the three year service period. The performance stock units and the restricted stock units were granted at a grant date fair value of $5.17 per share.

As of October 31, 2012, there were 1,399 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A common stock.

A summary of stock option activity for the six months ended October 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding, April 30, 2012	1,661	$10.55
Granted	—	$—
Exercised	—	$—
Forfeited	(538)	$11.28

Outstanding, October 31, 2012	1,123	$10.21

Exercisable, October 31, 2012	1,032	$10.75

A summary of restricted stock, restricted stock unit and performance stock unit activity for the six months ended October 31, 2012 is as follows:

	Restricted Stock / Restricted Stock Units	Weighted Average Grant Price	Performance Stock Units (1)	Weighted Average Grant Price

Outstanding, April 30, 2012	784	$4.47	596	$4.96
Granted	415	$5.02	316	$5.17
Class A Common Stock Vested	(427)	$3.90	—	$—
Forfeited	(62)	$4.80	(69)	$5.07

Outstanding, October 31, 2012	710	$5.10	843	$5.03

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 486 shares of Class A common stock.

We recorded $614, $695, $1,254 and $1,313 of stock-based compensation expense related to stock options, performance stock units, restricted stock units and restricted stock, respectively, during the three and six months ended October 31, 2012 and 2011. We also recorded $17, $22, $52 and $53 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and six months ended October 31, 2012 and 2011, respectively.

Stock-based compensation expense is included in general and administration expenses in the unaudited consolidated statements of operations. The unrecognized stock-based compensation expense at October 31, 2012 related to unvested stock options, restricted stock and restricted stock units was $2,790, to be recognized over a weighted average period of 1.81 years. Maximum unrecognized stock-based compensation expense at October 31, 2012 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $5,546, to be recognized over a weighted average period of 1.63 years. The unrecognized stock-based compensation expense that we expect to recognize as of October 31, 2012 related to outstanding performance stock units based on our expected attainment levels was $999.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three and six months ended October 31, 2012 and 2011 were made using the Black-Scholes valuation model. For the three and six months ended October 31, 2012 and 2011, respectively, we did not grant any stock options. The fair value of shares to be purchased under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the three and six months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.15%	0.10%	0.15%	0.10%
Expected volatility	38.15%	47.79%	38.15%	47.79%

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

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(20,967)	$(844)	$(29,338)	$(4,551)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	37,950	25,949	37,950	25,949
Class B common stock	988	988	988	988
Unvested restricted stock	(134)	(128)	(134)	(128)
Effect of weighted average shares outstanding during period	(7,932)	(50)	(9,872)	(148)

Weighted average number of common shares used in basic and diluted EPS	30,872	26,759	28,932	26,661

For the three and six months ended October 31, 2012 and 2011, 2,126 and 3,099 shares, respectively, of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

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

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, commodity and interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values. At October 31, 2012, the fair value of our fixed rate debt, including the Second Lien Notes, the 2019 Notes and the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025 (the “Converted Bonds”) was approximately $415,233 and the carrying value was $416,407. The fair value of these debt instruments is considered to be Level 1 within the fair value hierarchy as their fair values are based off of quoted market prices in active markets. As of October 31, 2012, the fair value of the 2011 Revolver approximated its carrying value of $63,930 based on current borrowing rates for similar types of borrowing arrangements.

As of October 31, 2012 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at October 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Restricted assets	$521	$—	$—

Liabilities:
Interest rate derivatives	$—	$3,896	$—

As of April 30, 2012 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$424	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,369	$—

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150,000 and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense of the underlying debt. For interest rate derivatives deemed to be ineffective cash flow hedges, the change in fair value is recorded through earnings and included in loss on derivative instruments.

We dedesignated both of the $75,000 forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 in the three months ended October 31, 2012 because the interest payments associated with the forecasted financing transaction were no longer deemed probable due to the redemption of our Second Lien Notes as discussed in Note 5. We recognized a $3,626 loss, reclassified from accumulated other comprehensive loss, as a loss on derivative instruments in the three and six months ended October 31, 2012.

The fair values of the interest rate derivatives are obtained from third-party counter-parties and adjusted based on the credit risk of our counter-parties and us. We recognize all derivatives on the balance sheet at fair value.

10.	DEVELOPMENT PROJECT CHARGE

In the three months ended October 31, 2011, we recorded a charge of $131 for deferred costs associated with certain development projects no longer deemed viable. As of October 31, 2012 and April 30, 2012, we had $1,460 and $1,163 of deferred costs associated with development projects included in other non-current assets within our unaudited consolidated balance sheets.

11.	SEVERANCE AND REORGANIZATION

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a one-time severance and reorganization charge of $1,793 in the three and six months ended October 31, 2012.

12.	DIVESTITURE AND DISCONTINUED OPERATIONS

Maine Energy Divestiture

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real and personal property of Maine Energy, which resides in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which shall be paid in installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed on November 30, 2012 and we waved certain conditions precedent not satisfied at that time. Post closing, we are entitled to continue operations of Maine Energy for our benefit and obligated to begin work to decommission the facility in accordance with the provisions of the agreement within a period not to exceed six months after the closing date. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement.

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

13.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services in the northeastern United States. The Eastern region also includes Maine Energy, which generates electricity from non-hazardous solid waste. On November 30, 2012, we closed on a purchase and sale agreement to sell our Maine Energy facility to the City of Biddeford, Maine, which will result in the cessation of operations at that facility for a period not to exceed six months after the closing date. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Three Months Ended October 31, 2012

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$44,749	$8,281	$6,033	$ (941)	$174,205
Western	55,346	18,020	7,123	7,111	355,234
Recycling	9,040	(13)	1,051	(441)	52,325
Other	11,200	491	425	(1,355)	87,711
Eliminations	—	(26,779)	—	—	—

Total	$120,335	$—	$14,632	$4,374	$669,475

Three Months Ended October 31, 2011

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$45,190	$9,543	$6,069	$672	$216,113
Western	59,536	19,851	7,582	9,473	351,058
Recycling	13,819	(59)	932	2,096	58,319
Other	11,321	614	478	(615)	72,450
Eliminations	—	(29,949)	—	—	—

Total	$129,866	$—	$15,061	$11,626	$697,940

Six Months Ended October 31, 2012

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$90,949	$16,534	$12,477	$(1,144)	$174,205
Western	108,713	35,476	13,900	13,494	355,234
Recycling	19,404	(63)	2,120	(399)	52,325
Other	22,463	1,266	891	(1,826)	87,711
Eliminations	—	(53,213)	—	—	—

Total	$241,529	$—	$29,388	$10,125	$669,475

Six Months Ended October 31, 2011

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$89,950	$19,293	$12,029	$887	$216,113
Western	116,408	39,121	14,730	18,821	351,058
Recycling	26,723	(104)	1,861	4,344	58,319
Other	23,978	1,076	947	(2,169)	72,450
Eliminations	—	(59,386)	—	—	—

Total	$257,059	$—	$29,567	$21,883	$697,940

1)	Inter-company revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Three and Six Month Ended October 31,
	2012	2011	2012	2011
Collection	$53,104	$54,764	$106,147	$108,390
Disposal	32,382	34,254	63,349	66,426
Power generation	2,793	3,190	5,456	6,233
Organics and processing	13,795	13,992	28,427	28,730

Solid waste operations	102,074	106,200	203,379	209,779
Major accounts	9,221	9,847	18,746	20,557
Recycling	9,040	13,819	19,404	26,723

Total revenues	$120,335	$129,866	$241,529	$257,059

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for the three and six months ended October 31, 2011 have been revised to conform to this presentation.

14.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Equity Method Investments

GreenFiber. We entered into a joint venture agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty in support of GreenFiber’s amended and restated loan and security agreement. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. Our guaranty associated with the credit facility is $2,200 as of October 31, 2012. The fair value of our guaranty as of October 31, 2012, which is recorded in other long-term liabilities, is $264.

In May 2012, we and LP made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in and through the term of GreenFiber’s modified and restated loan and security agreement. Based on the terms of this agreement, in May 2012, we and LP made identical equity contributions to GreenFiber of $500 to cure such shortfall.

Our investment in GreenFiber amounted to $3,893 and $6,502 at October 31, 2012 and April 30, 2012, respectively. Summarized financial information for GreenFiber is as follows:

	October 31, 2012	April 30, 2012
Current assets	$17,160	$17,513
Noncurrent assets	$32,887	$34,597
Current liabilities	$15,777	$12,815
Noncurrent liabilities	$5,575	$5,382

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenue	$19,494	$21,841	$32,595	$37,856
Gross profit	$4,300	$2,564	$5,900	$3,515
Net loss	$(297)	$(3,049)	$(3,866)	$(7,564)

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a MRF located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. In connection with the formation of the joint venture, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $285. FCR made an initial cash contribution of $285 as well, and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. Our investment in Tompkins amounted to $350 and $292 at October 31, 2012 and April 30, 2012, respectively. We account for our 50% membership interest in Tompkins using the equity method of accounting.

Cost Method Investments

Evergreen. Our investment and ownership interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to us, amounted to $10,657 and 19.9%, as of October 31, 2012 and April 30, 2012.

RecycleRewards. Our investment and ownership interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, amounted to $4,479 and 6.2% as of October 31, 2012 and April 30, 2012.

AGreen. In May 2011, we entered into a renewable energy project operating agreement with AGreen Energy LLC (“AGreen”). As a part of the agreement, we provide certain operation, maintenance and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. Our investment and membership interest in AGreen amounted to $350 and 11.9% as of October 31, 2012 and April 30, 2012.

GreenerU . In March 2012, we entered into a strategic partnership agreement with GreenerU, Inc. (“GreenerU”), a company that delivers energy and sustainability solutions to the college, university and preparatory school markets in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects. As a part of the agreement, we work with GreenerU to formulate compelling offers and approaches for colleges, universities and preparatory schools in the area of waste, recycling, energy, composting, resource conservation and other appropriate sustainability initiatives. In the first quarter of fiscal year 2013, we made a $500 investment in GreenerU through the purchase of preferred stock, bringing our investment and ownership interest in GreenerU to $1,000 and 6.3% as of October 31, 2012. Our investment and ownership interest in GreenerU was $500 and 4.2% as of April 30, 2012.

15.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of October 31, 2012 and April 30, 2012, the consolidating results of operations and comprehensive income for the three and six months ended October 31, 2012 and 2011, and the condensed consolidating statements of cash flows for the six months ended October 31, 2012 and 2011 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,486	$319	$96	$—	$1,901
Restricted cash	23,579	76	—	—	23,655
Accounts receivable—trade, net of allowance for doubtful accounts	222	50,304	452	—	50,978
Deferred income taxes	3,583	—	—	—	3,583
Prepaid expenses	2,851	5,212	—	—	8,063
Other current assets	1,562	4,246	41	—	5,849

Total current assets	33,283	60,157	589	—	94,029
Property, plant and equipment, net of accumulated depreciation and amortization	3,192	413,181	8,466	—	424,839
Goodwill	—	102,722	—	—	102,722
Intangible assets	294	3,923	—	—	4,217
Notes receivable - related party/employee	514	—	—	—	514
Investments in unconsolidated entities	20,060	2,601	—	(1,932)	20,729
Investments in subsidiaries	(44,648)	—	—	44,648	—
Other non-current assets	15,680	6,745	—	—	22,425

	(4,908)	529,172	8,466	42,716	575,446
Intercompany receivable	547,670	(534,059)	(15,543)	1,932	—

	$576,045	$55,270	$(6,488)	$44,648	$669,475

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long - term debt and capital leases	$72,754	$1,041	$—	$—	$73,795
Current maturities of financing lease obligations	—	349	—	—	349
Accounts payable	23,995	26,470	861	—	51,326
Current accrued capping, closure and post-closure costs	—	7,069	—	—	7,069
Other current liabilities	23,997	10,060	1,778	—	35,835

Total current liabilities	120,746	44,989	2,639	—	168,374
Long-term debt and capital leases, less current maturities	411,255	796	—	—	412,051
Financing lease obligations, less current maturities	—	1,640	—	—	1,640
Accrued capping, closure and post-closure costs, less current portion	—	34,178	42	—	34,220
Deferred income taxes	5,926	—	—	—	5,926
Other long-term liabilities	6,039	6,160	—	—	12,199
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized—100,000,000 shares, $0.01 par value per share, issued and outstanding—37,950,000 shares	380	100	—	(100)	380
Class B common stock -
Authorized—1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding—988,000 shares	10	—	—	—	10
Additional paid-in capital	332,008	41,504	3,579	(45,083)	332,008
Accumulated deficit	(299,573)	(73,351)	(15,734)	89,085	(299,573)
Accumulated other comprehensive income (loss)	(746)	(746)	—	746	(746)

Total Casella Waste Systems, Inc. stockholders’ equity	32,079	(32,493)	(12,155)	44,648	32,079
Noncontrolling interest	—	—	2,986	—	2,986

Total stockholders’ equity	32,079	(32,493)	(9,169)	44,648	35,065

	$576,045	$55,270	$(6,488)	$44,648	$669,475

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,799	$368	$367	$—	$4,534
Accounts receivable - trade, net of allowance for doubtful accounts	652	46,820	—	—	47,472
Refundable income taxes	1,281	—	—	—	1,281
Deferred income taxes	3,712	—	—	—	3,712
Other current assets	1,903	8,454	—	—	10,357

Total current assets	11,347	55,642	367	—	67,356
Property, plant and equipment, net of accumulated depreciation and amortization	3,486	409,383	3,848	—	416,717
Goodwill	—	101,706	—	—	101,706
Intangible assets	340	2,630	—	—	2,970
Restricted assets	—	424	—	—	424
Notes receivable - related party/employee	722	—	—	—	722
Investments in unconsolidated entities	17,865	6,848	—	(1,932)	22,781
Investments in subsidiaries	(34,522)	—	—	34,522	—
Other non-current assets	15,056	6,011	—	—	21,067

	2,947	527,002	3,848	32,590	566,387
Intercompany receivable	531,150	(517,660)	(15,422)	1,932	—

	$545,444	$64,984	$(11,207)	$34,522	$633,743

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non -Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$142	$1,086	$—	$—	$1,228
Current maturities of financing lease obligations	—	338	—	—	338
Accounts payable	21,952	24,757	—	—	46,709
Current accrued capping, closure and post-closure costs	—	4,907	—	—	4,907
Other current liabilities	23,738	10,872	543	—	35,153

Total current liabilities	45,832	41,960	543	—	88,335
Long-term debt and capital leases, less current maturities	472,028	1,353	—	—	473,381
Financing lease obligations, less current maturities	—	1,818	—	—	1,818
Accrued capping, closure and post-closure costs, less current portion	—	34,681	41	—	34,722
Deferred income taxes	5,336	—	—	—	5,336
Other long-term liabilities	5,817	6,103	—	—	11,920
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,991,000 shares	260	100	—	(100)	260
Class B common stock -
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Additional paid-in capital	288,348	46,200	2,004	(48,204)	288,348
Accumulated deficit	(270,235)	(67,648)	(15,595)	83,243	(270,235)
Accumulated other comprehensive income (loss)	(1,952)	417	—	(417)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	16,431	(20,931)	(13,591)	34,522	16,431
Noncontrolling interest	—	—	1,800	—	1,800

Total stockholders’ equity	16,431	(20,931)	(11,791)	34,522	18,231

	$545,444	$64,984	$(11,207)	$34,522	$633,743

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$119,900	$435	$—	$120,335
Operating expenses:
Cost of operations	(45)	84,903	616	—	85,474
General and administration	157	13,816	12	—	13,985
Depreciation and amortization	269	14,301	62	—	14,632
Severance and reorganization costs	926	867	—	—	1,793
Expense from divestiture and financing costs	—	77	—	—	77

	1,307	113,964	690	—	115,961

Operating income (loss)	(1,307)	5,936	(255)	—	4,374
Other expense (income), net:
Interest income	(7,636)	(9)	—	7,635	(10)
Interest expense	11,250	8,084	—	(7,635)	11,699
Loss (income) from equity method investments	2,275	109	—	(2,275)	109
Loss on derivative instruments	3,896	—	—	—	3,896
Loss on debt extinguishment	9,670	—	—	—	9,670
Other income	(208)	(103)	—	—	(311)

Other expense, net	19,247	8,081	—	(2,275)	25,053
Income (loss) from continuing operations before income taxes	(20,554)	(2,145)	(255)	2,275	(20,679)
Provision (benefit) for income taxes	413	—	—	—	413

Net income (loss)	(20,967)	(2,145)	(255)	2,275	(21,092)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(125)	—	(125)
Net income (loss) attributable to common stockholders	$(20,967)	$(2,145)	$(130)	$2,275	$(20,967)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$129,866	$—	$—	$129,866
Operating expenses:
Cost of operations	18	86,608	1	—	86,627
General and administration	115	15,947	—	—	16,062
Depreciation and amortization	337	14,724	—	—	15,061
Legal settlement	—	359	—	—	359
Development project cost	—	131	—	—	131

	470	117,769	1	—	118,240

Operating income (loss)	(470)	12,097	(1)	—	11,626
Other expense/(income), net:
Interest income	(9,846)	(2)	—	9,845	(3)
Interest expense	11,323	9,732	—	(9,845)	11,210
Loss (income) from equity method investments	(1,044)	1,523	—	1,044	1,523
Other income	(205)	(122)	—	—	(327)

Other expense, net	228	11,131	—	1,044	12,403

Income (loss) from continuing operations before income taxes	(698)	966	(1)	(1,044)	(777)
Provision for income taxes	67	—	—	—	67

Income (loss) from continuing operations	(765)	966	(1)	(1,044)	(844)

Discontinued operations:
Gain on disposal of discontinued operations, net of tax	—	79	—	—	79

Net income (loss) attributable to common stockholders	$(765)	$1,045	$(1)	$(1,044)	$(765)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$241,084	$445	$—	$241,529
Operating expenses:
Cost of operations	(17)	169,642	626	—	170,251
General and administration	3	29,274	30	—	29,307
Depreciation and amortization	533	28,794	61	—	29,388
Severance and reorganization costs	926	901	—	—	1,827
Expense from divestiture and financing costs	303	328	—	—	631

	1,748	228,939	717	—	231,404

Operating income (loss)	(1,748)	12,145	(272)	—	10,125
Other expense (income), net:
Interest income	(16,239)	(16)	—	16,237	(18)
Interest expense	23,578	16,210	—	(16,237)	23,551
Loss (income) from equity method investments	5,842	1,875	—	(5,842)	1,875
Loss on derivative instruments	3,896	—	—		3,896
Loss on debt extinguishment	9,670	—	—	—	9,670
Other income	(220)	(221)	—	—	(441)

Other expense, net	26,527	17,848	—	(5,842)	38,533
Income (loss) from continuing operations before income taxes	(28,275)	(5,703)	(272)	5,842	(28,408)
Provision (benefit) for income taxes	1,063	—	—	—	1,063

Net income (loss)	(29,338)	(5,703)	(272)	5,842	(29,471)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(133)	—	(133)
Net income (loss) attributable to common stockholders	$(29,338)	$(5,703)	$(139)	$5,842	$(29,338)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$257,059	$—	$—	$257,059
Operating expenses:
Cost of operations	29	171,820	2	—	171,851
General and administration	413	31,855	—	—	32,268
Depreciation and amortization	674	28,893	—	—	29,567
Legal settlement	1,000	359	—	—	1,359
Development project cost	—	131	—	—	131

	2,116	233,058	2	—	235,176

Operating income (loss)	(2,116)	24,001	(2)	—	21,883
Other expense (income), net:
Interest income	(19,717)	(6)	—	19,711	(12)
Interest expense	22,459	19,621	—	(19,711)	22,369
Loss (income) from equity method investments	(1,553)	3,781	—	1,553	3,781
Other income	(207)	(225)	—	—	(432)

Other expense, net	982	23,171	—	1,553	25,706

Income (loss) from continuing operations before income taxes	(3,098)	830	(2)	(1,553)	(3,823)
Provision for income taxes	728	—	—	—	728

Income (loss) from continuing operations	(3,826)	830	(2)	(1,553)	(4,551)

Discontinued operations:
Gain on disposal of discontinued operations, net of tax	—	725	—	—	725

Net income (loss) attributable to common stockholders	$(3,826)	$1,555	$(2)	$(1,553)	$(3,826)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(20,967)	$(2,145)	$(255)	$2,275	$(21,092)
Other comprehensive income (loss), net of taxes:
Unrealized income (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $0	—	—	(716)	—	(716)
Realized income (loss) on derivative instruments reclassified into earnings, net of tax benefit of $0	3,625	—	321	—	3,946
Unrealized income (loss) resulting from changes in fair value of marketable securities	—	21	—	—	21

Other comprehensive income (loss)	3,625	21	(395)	—	3,251

Comprehensive income (loss)	(17,342)	(2,124)	(650)	2,275	(17,841)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(125)	—	(125)

Comprehensive income (loss) attributable to common stockholders	$(17,342)	$(2,124)	$(525)	$2,275	$(17,716)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED OCTOBER 31, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(765)	$1,045	$(1)	$(1,044)	$(765)
Other comprehensive income (loss), net of taxes:
Unrealized income (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $0	—	—	(58)	—	(58)
Realized income (loss) on derivative instruments reclassified into earnings, net of tax benefit of $0	—	—	(361)	—	(361)
Unrealized income (loss) resulting from changes in fair value of marketable securities	—	(5)	—	—	(5)

Other comprehensive income (loss)	—	(5)	(419)	—	(424)

Comprehensive income (loss) attributable to common stockholders	$(765)	$1,040	$(420)	$(1,044)	$(1,189)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(29,338)	$(5,703)	$(272)	$5,842	$(29,471)
Other comprehensive income (loss), net of taxes:
Unrealized income (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $0	(1,257)	—	(1,542)	—	(2,799)
Realized income (loss) on derivative instruments reclassified into earnings, net of tax benefit of $0	3,625	—	365	—	3,990
Unrealized income (loss) resulting from changes in fair value of marketable securities	—	15	—	—	15

Other comprehensive income (loss)	2,368	15	(1,177)	—	1,206

Comprehensive income (loss)	(26,970)	(5,688)	(1,449)	5,842	(28,265)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(133)	—	(133)

Comprehensive income (loss) attributable to common stockholders	$(26,970)	$(5,688)	$(1,316)	$5,842	$(28,132)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED OCTOBER 31, 2011

(in thousands)

	Parent	Guarantors	Non -Guarantors	Elimination	Consolidated
Net income (loss)	$(3,826)	$1,555	$(2)	$(1,553)	$(3,826)
Other comprehensive income (loss), net of taxes:
Unrealized income (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $99	116	—	68	—	184
Realized income (loss) on derivative instruments reclassified into earnings, net of tax benefit of $99	(78)	—	(638)	—	(716)
Unrealized income (loss) resulting from changes in fair value of marketable securities	—	(11)	—	—	(11)

Other comprehensive income (loss)	38	(11)	(570)	—	(543)

Comprehensive income (loss) attributable to common stockholders	$(3,788)	$1,544	$(572)	$(1,553)	$(4,369)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by operating activities	$(27,934)	$48,663	$1,646	$—	$22,375

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(4,635)	—	—	(4,635)
Additions to property, plant and equipment - acquisitions	—	(417)	—	—	(417)
- growth	—	(3,579)	(4,678)	—	(8,257)
- maintenance	(190)	(25,178)	—	—	(25,368)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Payments on landfill operating lease contracts	—	(3,298)	—	—	(3,298)
Proceeds from sale of property and equipment	—	557	—	—	557
Investments in unconsolidated entities	(3,761)	1,195	1,566	—	(1,000)

Net cash provided by (used in) investing activities	(3,951)	(35,973)	(3,112)	—	(43,036)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	236,177	—	—	—	236,177
Principal payments on long-term debt	(226,098)	(930)	—	—	(227,028)
Change in restricted cash	(23,579)	—	—	—	(23,579)
Payment of tender premium and costs on second lien notes	(6,745)	—	—	—	(6,745)
Net proceeds from the issuance of class A common stock	42,149	—	—	—	42,149
Contributions from nonctonrolling interest holder	—	—	1,195	—	1,195
Other	(4,141)	—	—	—	(4,141)
Intercompany borrowings	11,809	(11,809)	—	—	—

Net cash provided by (used in) financing activities	29,572	(12,739)	1,195	—	18,028
Net increase in cash and cash equivalents	(2,313)	(49)	(271)	—	(2,633)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$1,486	$319	$96	$—	$1,901

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2011

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by operating activities	$3,014	$38,464	$—	$—	$41,478

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(715)	—	—	(715)
Additions to property, plant and equipment - acquisitions	—	(133)	—	—	(133)
- growth	—	(5,140)	(1,270)	—	(6,410)
- maintenance	(659)	(28,768)	—	—	(29,427)
Payment for capital related to divestiture	—	(3,314)	—	—	(3,314)
Payments on landfill operating lease contracts	—	1,170	—	—	1,170
Other	(2,795)	538	1,322	—	(935)

Net cash provided by (used in) investing activities	(3,454)	(36,362)	52	—	(39,764)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	82,100	—	—	—	82,100
Principal payments on long-term debt	(81,323)	(823)	—	—	(82,146)
Other	211	—	—	—	211
Intercompany borrowings	1,851	(1,851)	—	—	—

Net cash provided by (used in) financing activities	2,839	(2,674)	—	—	165
Cash provided by discontinued operations	—	725	—	—	725

Net increase in cash and cash equivalents	2,399	153	52	—	2,604
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817

Cash and cash equivalents, end of period	$3,930	$439	$52	$—	$4,421

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended April 30, 2012.

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

In addition, any statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our unaudited consolidated financial statements and unaudited notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in forward-looking statements.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012. We expressly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling and organics services. We operate in six states—Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

As of November 30, 2012, we owned and/or operated 32 solid waste collection operations, 31 transfer stations, 17 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities, one landfill permitted to accept construction and demolition materials, and one waste-to-energy facility, which we have sold to the City of Biddeford, Maine pursuant to a purchase and sale agreement entered into in the first quarter of fiscal year 2013. In addition to our primary operations, we also hold the following investments:

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

In the six months ended October 31, 2012, we and Altela, Inc. made additional cash contributions of $1.6 million and $1.2 million, respectively, for the purchase of additional equipment and to fund operations. The initial CARES water treatment facility began operating at our McKean County Pennsylvania landfill in the three months ended October 31, 2012.

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

In April 2011, we issued a guaranty in support of GreenFiber’s amended and restated loan and security agreement. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. Our guaranty associated with the credit facility is $2.2 million as of October 31, 2012.

In May 2012, we and LP also made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in and through the term of GreenFiber’s modified and restated loan and security agreement. Based on the terms of this agreement, in May 2012, we and LP made identical equity contributions to GreenFiber of $0.5 million to cure such shortfall.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, New York and processes and sells commodities delivered to the Tompkins MRF. We account for our 50% membership interest in Tompkins using the equity method of accounting.

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

In the six months ended October 31, 2012, cash outflows related to our cost method investments consisted of a $0.5 million investment in GreenerU through the purchase of preferred stock, which brought our ownership interest in GreenerU to 6.3% as of October 31, 2012.

Acquisitions and Divestitures

During the six months ended October 31, 2012, we acquired two solid waste hauling operations in the Western region. The transactions were in exchange for total consideration of $4.8 million, including $4.3 million in cash and $0.5 million in holdbacks to the sellers.

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real and personal property of Maine Energy Recovery Company LP (“Maine Energy”), which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which shall be paid in installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed on November 30, 2012. Post closing, we are entitled to continue operations of Maine Energy for our benefit and obligated to begin work to decommission the facility in accordance with the provisions of the agreement within a period not to exceed six months after the closing date. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement.

Results of Operations

The following table summarizes our revenues and cost and expenses from continuing operations for the three and six months ended October 31, 2012 and 2011 (in millions and as a percentage of revenue):

	Three Months Ended October 31,				Six Months Ended October 31,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Revenues	$120.3	100.0%	$129.9	100.0%	$241.5	100.0%	$257.1	100.0%
Operating expenses:
Cost of operations	85.4	70.9%	86.6	66.7%	170.3	70.5%	171.8	66.8%
General and administration	14.0	11.6%	16.1	12.4%	29.3	12.1%	32.3	12.5%
Depreciation and amortization	14.6	12.2%	15.1	11.6%	29.4	12.2%	29.6	11.5%
Severance and reorganization costs	1.8	1.5%	—	0.0%	1.8	0.8%	—	0.0%
Expense from divestiture and financing costs	0.1	0.1%	—	0.0%	0.6	0.2%	—	0.0%
Legal settlement	—	0.0%	0.4	0.3%	—	0.0%	1.4	0.5%
Development project charge	—	0.0%	0.1	0.1%	—	0.0%	0.1	0.1%

	115.9	96.3%	118.3	91.1%	231.4	95.8%	235.2	91.5%

Operating income	4.4	3.7%	11.6	8.9%	10.1	4.2%	21.9	8.5%

Other expense (income), net:
Interest expense, net	11.7	9.7%	11.2	8.6%	23.5	9.7%	22.4	8.7%
Loss from equity method investments	0.1	0.1%	1.5	1.1%	1.9	0.8%	3.8	1.5%
Loss on derivative instruments	3.9	3.2%	—	0.0%	3.9	1.6%	—	0.0%
Loss on debt extinguishment	9.7	8.1%	—	0.0%	9.7	4.0%	—	0.0%
Other income	(0.3)	-0.2%	(0.4)	-0.3%	(0.5)	-0.2%	(0.4)	-0.2%
Provision for income taxes	0.4	0.3%	0.1	0.1%	1.1	0.5%	0.7	0.3%

Loss from continuing operations	$(21.1)	-17.5%	$(0.8)	-0.6%	$(29.5)	-12.2%	$(4.6)	-1.8%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, waste-to-energy, transfer, organics and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill, waste-to-energy facility and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity under a contract at our Maine Energy facility and at certain of our landfill facilities. We entered into a purchase and sale agreement regarding Maine Energy with the transaction closing on November 30, 2012. This will result in the cessation of operations at the facility for a period not to exceed six months after the closing date. In addition, revenues from our Recycling segment consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. Revenues from our Other segment are made up of ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended October 31,				Six Months Ended October 31,
	2012		2011		2012		2011
Collection	$53.1	44.1%	$54.8	42.2%	$106.2	43.9%	$108.4	42.2%
Disposal	32.4	26.9%	34.3	26.4%	63.3	26.2%	66.4	25.8%
Power generation	2.8	2.3%	3.1	2.4%	5.5	2.3%	6.3	2.4%
Organics and processing	13.8	11.5%	14.0	10.8%	28.4	11.8%	28.7	11.2%

Solid waste operations	102.1	84.9%	106.2	81.8%	203.4	84.2%	209.8	81.6%
Major accounts	9.2	7.6%	9.9	7.6%	18.7	7.8%	20.6	8.0%
Recycling	9.0	7.5%	13.8	10.6%	19.4	8.0%	26.7	10.4%

Total revenues	$120.3	100.0%	$129.9	100.0%	$241.5	100.0%	$257.1	100.0%

Our revenues decreased $9.6 million, or 7.4%, and $15.6 million, or 6.1% when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended October 31, 2012 vs. 2011		Period-to-Period Change for the Six Months Ended October 31, 2012 vs. 2011
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$(0.2)	-0.2%	$(0.1)	-0.1%
Volume	(3.5)	-2.7%	(6.2)	-2.4%
Fuel surcharge	(0.1)	-0.1%	(0.2)	-0.1%
Commodity price & volume	(0.8)	-0.6%	(1.5)	-0.6%
Acquisitions	1.0	0.8%	2.1	0.8%
Closed landfills	(0.5)	-0.4%	(0.5)	-0.2%

Total solid waste	(4.1)	-3.2%	(6.4)	-2.6%
Major Accounts	(0.7)	-0.5%	(1.9)	-0.7%
Recycling Operations:
Commodity price	(4.9)	-3.8%	(8.0)	-3.1%
Commodity volume	0.1	0.1%	0.7	0.3%

Total recycling	(4.8)	-3.7%	(7.3)	-2.8%

Total revenue	$(9.6)	-7.4%	$(15.6)	-6.1%

Solid waste revenues

•

The price change component in quarterly total solid waste revenue decline period-to-period is the result of less than $0.1 million from unfavorable collection pricing and $0.2 million from unfavorable disposal pricing. The price change component in year-to-date total solid waste revenue decline period-to-period is the result of $0.5 million from favorable collection pricing, more than offset by $0.6 million from unfavorable disposal pricing.

•

The volume change component in quarterly total solid waste revenue decline period-to-period is the result of $2.4 million from collection volume decreases and $1.2 million from disposal volume decreases, partially offset by $0.1 million from organics and processing volume increases. The volume change component in year-to-date total solid waste revenue decline period-to-period is the result of $4.2 million from collection volume decreases and $2.2 million from disposal volume decreases, partially offset by $0.2 million from organics and processing volume increases.

•

The commodity price and volume change component in quarterly total solid waste revenue decline period-to-period is the result of $0.5 million from unfavorable pricing within organics and processing and $0.4 million from power volume decreases, offset partially by $0.1 million from organics and processing volume increases. The commodity price and volume change component in year-to-date total solid waste revenue decline period-to-period is primarily the result of $0.8 million from volume decreases within organics and processing, $0.4 million from volume decreases within power generation and $0.3 million from unfavorable power generation pricing.

•

The acquisitions change component in quarterly total solid waste revenue decline period-to-period is the result of $1.0 million in increased revenues from acquisitions, $0.9 million of which relates to increased collections revenues. The acquisitions change component in year-to-date total solid waste revenue decline period-to-period is the result of $2.1 million in increased revenues from acquisitions, $1.7 million of which relates to increased collections revenues.

•

The closed landfill change component in quarterly and year-to-date total solid waste revenue decline period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the three months ended October 31, 2012 based on meeting its permitted capacity.

Major accounts and recycling revenues

•	The change component in quarterly and year-to-date major accounts revenue decline period-to-period is primarily the result of $0.6 million and $1.8 million from volume declines.

•

The change component in quarterly and year-to-date recycling revenue decline is the result of $4.9 million and $8.0 million from unfavorable pricing due to declining commodity prices in the marketplace, offset partially by $0.1 million and $0.7 million in volume increases.

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

Our cost of operations expense decreased by $1.2 million, or 1.4%, and $1.6 million, or less than one-percent, when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. In the three and six months ended October 31, 2012, cost of operations increased as a percentage of revenues when compared to the comparable prior fiscal year periods from 66.7% to 70.9% and from 66.9% to 70.5%. The period-to-period changes in our cost of operations can largely be attributed to the following:

•

Purchased material costs. Direct costs related to purchased materials decreased $2.7 million and $3.9 million, and as a percentage of revenue, when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods due primarily to lower commodity prices in the marketplace.

•

Hauling costs. Hauling costs decreased $0.4 million and $1.3 million, remaining mostly consistent as a percentage of revenue, when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods due to decreased transportation costs associated primarily with lower solid waste volumes within collections and disposal.

•

Direct operational costs. Direct operational costs increased $0.7 million and $1.0 million when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. The period-to-period change in the six months ended October 31, 2012 is primarily the result of marginal increases in various direct operational costs in the three months ended October 31, 2012 including $0.4 million from a decrease in the gain related to the sale of fixed assets and $0.2 million from increased equipment rental costs. Increases in various direct operational costs were partially offset by $0.6 million in reduced leachate disposal costs due to lower rainfall amounts at our landfills.

•

Disposal costs. Third-party disposal costs associated with third-party landfills and waste-to-energy facilities increased $0.7 million and $1.4 million when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods.

•

Other costs of operations. Vehicle maintenance costs increased by $0.4 million when comparing the six months ended October 31, 2012 to the comparable prior fiscal year period due to higher third-party repair costs. Container maintenance costs increased by $0.5 million when comparing the six months ended October 31, 2012 to the comparable prior fiscal year period due to increased costs of parts and labor. Facility costs increased by $0.3 million when comparing the six months ended October 31, 2012 to the comparable prior fiscal year period due primarily to an increase in property taxes and various other service and facility costs.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense decreased $2.1 million, or 13.0%, and $3.0 million, or 9.3%, when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. In the three and six months ended October 31, 2012, general and administration expenses decreased as a percentage of revenues when compared to the comparable prior fiscal year periods from 12.4% to 11.6% and from 12.5% to 12.1%. The period-to-period changes in our general and administration expense can largely be attributed to the following:

•

Personnel costs. For the three and six months ended October 31, 2012, labor, benefits and other personnel costs decreased by $0.7 million and $0.5 million when compared to the prior fiscal year periods due primarily to the head count reduction that took place as a part of the reorganization and a reduction in incentive compensation associated with employee awards and bonuses.

•

Legal and consulting costs. In the three and six months ended October 31, 2012, legal and consulting costs decreased $0.5 million and $1.1 million when compared to the prior fiscal year period due primarily to fewer ongoing legal proceedings.

•

Other general and administration costs. In the three and six months ended October 31, 2012, other general and administration costs decreased by $0.9 million and $1.1 million due primarily to additional cost savings associated with the reorganization.

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

Our depreciation and amortization expense decreased $0.5 million, or 3.3%, and $0.2 million, or less than one-percent, when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. In the three and six months ended October 31, 2012, depreciation and amortization expense increased as a percentage of revenues when compared to the prior fiscal year periods from 11.6% to 12.2% and from 11.5% to 12.2%. Landfill amortization expense increased $0.2 million and $1.1 million, respectively, when compared to prior fiscal year periods due primarily to higher volumes at our Southbridge landfill in the Eastern region. This was more than offset by $0.7 million and $1.4 million decreases in depreciation expense when compared to prior fiscal year periods associated largely with the Maine Energy impairment in the fourth quarter of fiscal year 2012, which reduced our depreciable asset base.

Severance and Reorganization Costs

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a one-time severance and reorganization charge of $1.8 million in the three months ended October 31, 2012 as a result of this realignment.

Expense from Divestiture and Financing Costs

The $0.6 million expense from divestiture and financing costs is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the refinancing of our senior second lien notes (the “Second Lien Notes”) and $0.3 million of legal costs associated with the ongoing Maine Energy divestiture transaction.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.5 million, or 4.5%, and $1.1 million, or 4.9%, when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. In the three and six months ended October 31, 2012, interest expense, net increased as a percentage of revenues when compared to the comparable prior fiscal year periods from 8.6% to 9.7% and from 8.7% to 9.7%. The period-to-period changes in our interest expense, net can largely be attributed to the following:

•

Maine Bonds. Interest expense in the three and six months ended October 31, 2012 increased due to the conversion from a variable rate to a five year fixed term interest rate of 6.25% per annum on the $21.4 million Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005R-2 (the “Converted Bonds”) in the fourth quarter of fiscal year 2012.

•

Higher debt levels. Interest expense in the three and six months ended October 31, 2012 increased due to higher average debt balances associated primarily with borrowings on the amended and restated senior secured revolving credit facility (the “2011 Revolver”) in the current fiscal year periods to help fund operations and meet cash flow needs.

Loss from Equity Method Investments

Our loss from equity method investments decreased $1.4 million and $1.9 million when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. Our equity method investments consist of the following investments:

•

GreenFiber. GreenFiber reported losses for the three and six months ended October 31, 2012 and 2011, of which our 50% share was $0.1 million, $1.5 million, $1.9 million and $3.8 million, respectively. Despite the improvement from prior fiscal year periods, GreenFiber has continued to be negatively affected by the depressed manufactured home market and lack of new home construction.

•

Tompkins County. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our portion of the reported income from Tompkins for the three and six months ended October 31, 2012 was immaterial.

Provision for Income Taxes

Our provision for income taxes increased $0.3 million and $0.4 million when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods. The provision for income taxes includes a deferred tax provision of $0.9 million for the six months ending October 31, 2012 and $0.5 million for the six months ending October 31, 2011, both due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when this deferred tax liability will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Gain on Disposal of Discontinued Operations, net

The $0.1 million and $0.7 million gains on disposal of discontinued operations (net of tax) recorded in the three and six months ended October 31, 2011 are due to the additional working capital adjustment and other legal expenses recorded in the first quarter of fiscal year 2012 related to the sale of non-integrated recycling assets and select intellectual property assets to ReCommunity, the company formed by Pegasus Capital Advisors, L.P. and Intersection LLC, and an additional working capital adjustment due to our subsequent collection of receivable balances that were released to us for collection by ReCommunity as a part of the divestiture in the second quarter of fiscal year 2012.

Segment Reporting (dollars in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended October 31,
Segment	2012	2011	2012	2011
Eastern	$44.7	$45.2	$(0.9)	$0.7
Western	55.3	59.5	7.1	9.5
Recycling	9.0	13.8	(0.4)	2.1
Other	11.3	11.4	(1.4)	(0.7)

Total	$120.3	$129.9	$4.4	$11.6

	Revenues		Operating Income (Loss)
	Six Months Ended October 31,
Segment	2012	2011	2012	2011
Eastern	$90.9	$90.0	$(1.1)	$0.9
Western	108.7	116.4	13.5	18.8
Recycling	19.4	26.7	(0.4)	4.3
Other	22.5	24.0	(1.9)	(2.1)

Total	$241.5	$257.1	$10.1	$21.9

Eastern Region

Our Eastern region revenues decreased $0.5 million, or 1.1%, for the three months ended October 31, 2012 and increased $0.9 million, or 1.0%, for the six months ended October 31, 2012 when compared to the comparable prior fiscal year periods. The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended October 31, 2012 vs. 2011		Period-to-Period Change for the Six Months Ended October 31, 2012 vs. 2011
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$0.1	0.2%	$0.1	0.1%
Volume	0.1	0.2%	1.8	2.0%
Fuel surcharge	—	0.0%	(0.1)	-0.1%
Commodity price & volume	(0.2)	-0.4%	(0.4)	-0.4%
Closed landfill	(0.5)	-1.1%	(0.5)	-0.6%

Total revenue	$(0.5)	-1.1%	$0.9	1.0%

Solid waste revenues

•

The price change component in Eastern region quarterly solid waste revenue decline period-to-period is the result of $0.2 million from favorable collection pricing, offset partially by $0.1 million from unfavorable disposal pricing. The price change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $0.4 million from favorable collection pricing, offset partially by $0.3 million from unfavorable disposal pricing.

•

The volume change component in Eastern region quarterly solid waste revenue decline period-to-period is the result of $0.8 million from disposal volume increases, which was driven by a $1.5 million increase in landfill volumes, and $0.1 million from organics and processing volume increases, partially offset by $0.8 million from collection volume decreases. The volume change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $3.5 million from disposal volume increases, which was driven by a $4.0 million increase in landfill volumes, and $0.1 million from organics and processing volume increases, partially offset by $1.8 million from collection volume decreases.

•

The commodity price and volume change component in Eastern region quarterly solid waste revenue decline period-to-period is the result of $0.1 million from commodity volume decreases and $0.1 million from unfavorable pricing. The commodity price and volume change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $1.0 million from commodity volume decreases, offset partially by $0.5 million from favorable pricing, which was primarily due to $1.0 million in favorable pricing from organics and processing.

•

The closed landfill change component in Eastern region quarterly and year-to-date total solid waste revenue change period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the three months ended October 31, 2012 based on meeting its permitted capacity.

Eastern region operating income (loss) for the three and six months ended October 31, 2012 decreased by $1.6 million and $2.0 million compared to the comparable prior fiscal year periods. The decrease in operating income (loss) in the three and six months ended October 31, 2012 is the result of an increase in expenses associated with severance costs, divestiture expenses associated with Maine Energy, disposal costs, hauling costs, depletion of landfill operating lease obligations, other landfill costs and landfill amortization, partially offset by a decrease in expenses related to purchased materials, leachate disposal costs and depreciation expense due to the impairment of Maine Energy in the fourth quarter of fiscal year 2012.

Western Region

Our Western region revenues decreased $4.2 million, or 7.1%, and $7.7 million, or 6.6%, for the three and six months ended October 31, 2012. The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended October 31, 2012 vs. 2011		Period-to-Period Change for the Six Months Ended October 31, 2012 vs. 2011
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$(0.4)	-0.7%	$(0.2)	-0.2%
Volume	(4.1)	-6.9%	(8.3)	-7.1%
Fuel surcharge	—	0.0%	(0.2)	-0.2%
Commodity price & volume	(0.7)	-1.2%	(1.1)	-0.9%
Acquisitions	1.0	1.7%	2.1	1.8%

Total revenue	$(4.2)	-7.1%	$(7.7)	-6.6%

Solid waste revenues

•

The price change component in Western region quarterly solid waste revenue decline period-to-period is the result of $0.3 million from unfavorable collection pricing and $0.1 million from unfavorable disposal pricing at landfills. The price change component in Western region year-to-date solid waste revenue decline period-to-period is the result of $0.1 million from favorable collection pricing, more than offset by $0.3 million from unfavorable disposal pricing at landfills.

•

The volume change component in Western region quarterly solid waste revenue decline period-to-period is the result of $2.5 million from disposal volume decreases, of which $1.9 million relates to landfill volumes, and $1.6 million from collection volume decreases. The volume change component in Western region year-to-date solid waste revenue decline period-to-period is the result of $5.9 million from disposal volume decreases, of which $4.9 million relates to landfill volumes, and $2.4 million from collection volume decreases.

•

The commodity price and volume change component in Western region quarterly solid waste revenue decline period-to-period is the result of $0.5 million from unfavorable commodity pricing and $0.2 million from commodity volume decreases. The commodity price and volume change component in Western region year-to-date solid waste revenue decline period-to-period is the result of $0.9 million from unfavorable commodity pricing and $0.2 million from commodity volume decreases.

•

The acquisitions change component in Western region quarterly solid waste revenue decline period-to-period is the result of $0.9 million in increased revenues from acquisitions impacting collections and $0.1 million in increased revenues impacting organics and processing. The acquisitions change component in Western region year-to-date solid waste revenue decline period-to-period is primarily the result of $1.7 million in increased revenues from acquisitions impacting collections and $0.3 million in increased revenues impacting organics and processing.

Western region operating income for the three and six months ended October 31, 2012 decreased by $2.4 million and $5.3 million compared to the comparable prior fiscal year periods. The reduction of operating income for the three and six months ended October 31, 2012 is due to a decrease in revenues, along with an increase in expenses related to severance, vehicle maintenance, container maintenance and facility costs, offset by a decrease in expenses that include lower hauling costs, fuel costs, outside labor costs, leachate disposal costs, landfill amortization and legal fees.

Recycling

Recycling revenues decreased $4.8 million and $7.3 million when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods driven by $4.9 million and $8.0 million in unfavorable pricing due to declining commodity prices in the marketplace, offset partially by $0.1 million and $0.7 million in volume increases.

Recycling operating income (loss) for the three and six months ended October 31, 2012 decreased by $2.5 million and $4.7 million compared to the comparable prior fiscal year periods due primarily to revenue decline associated with unfavorable commodity prices, offset by decreased operating expenses related to a reduction in recycled material costs.

Other

Other revenues decreased $0.1 million and $1.5 million when comparing the three and six months ended October 31, 2012 to the comparable prior fiscal year periods driven by volume declines from major customer accounts, offset partially by volume increases from transportation.

Other operating loss for the three months ended October 31, 2012 increased by $0.7 million compared to the comparable prior fiscal year period due to an increase in expenses related primarily to severance costs associated with the reorganization. Other operating loss for the six months ended October 31, 2012 decreased by $0.2 million compared to the comparable prior fiscal year period due to a reduction in expenses related to hauling costs, labor, benefits and other personnel costs , due primarily to the head count reduction that took place as a part of the reorganization and a reduction in incentive compensation associated with employee awards and bonuses, and legal costs.

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

We had a net working capital deficit of $76.2 million at October 31, 2012 compared to a deficit of $25.5 million at April 30, 2012. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $50.7 million decline in net working capital relates primarily to higher current maturities of long-term debt and capital leases at

October 31, 2012, which increased by $72.6 million from fiscal year end due to the full redemption of the remaining Second Lien Notes on November 8, 2012, and higher accounts payable, which increased by $4.6 million due largely to timing. This was partially offset by higher restricted cash, which increased by $23.6 million due to net proceeds from the offering of additional 2019 Notes being included in restricted cash to refinance the Second Lien Notes, and higher accounts receivable, which increased by $3.5 million due largely to increased revenues in October 2012 compared to April 2012.

Stock Issuance

On October 3, 2012, as a part of a registered public offering we sold 11.5 million shares of Class A common stock with a par value of $0.01 per share at an average price of $4.00 per share. The net proceeds received from the registered public offering, after deducting underwriting discounts, commissions and offering expenses, were $42.1 million and were used to refinance our Second Lien Notes and pay down 2011 Revolver borrowings.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility. The 2011 Revolver is a $227.5 million revolving credit and letter of credit facility due March 18, 2016 (the “Senior Credit Facility”). We have the right to request, at our discretion, an increase in the amount of the 2011 Revolver by an aggregate amount of $182.5 million, subject to certain conditions set forth in the 2011 Revolver agreement. The 2011 Revolver is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We entered into a second amendment to and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants, which become more restrictive over the term of the Senior Credit Facility.

The 2011 Revolver, as amended, is subject to customary affirmative, negative and financial covenants. As of October 31, 2012, these covenants restricted fiscal year capital expenditures to 1.5 times our consolidated depreciation expenses, depletion expenses and landfill amortization expenses, set a minimum interest coverage ratio of 2.00, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.75 and a maximum senior funded debt to consolidated EBITDA ratio of 2.75. In addition to the financial covenants described above, the 2011 Revolver, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2012, we were in compliance with all covenants under the indenture governing the Senior Credit Facility and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party to.

As of October 31, 2012, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended October 31, 2012	Covenant Requirements at October 31, 2012
Total funded debt / Bank-defined cash flow metric (1)	4.99	5.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.53	2.75 Max.
Interest coverage	2.20	2.00 Min.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, October 31, 2012. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended October 31, 2012
Net cash provided by operating activities	$44.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	0.2
Gain on sale of property and equipment	0.5
Stock based compensation, net of excess tax benefit on exercise of share based awards	(1.6)
Asset impairment charge	(40.7)
Loss on debt extinguishment	(10.0)
Loss on derivative instruments	(3.9)
Impairment of equity method investment	(10.7)
Interest expense less discount on Second Lien Notes and Sr. Subordinated Notes	45.7
Provision for income taxes, net of deferred taxes	(0.3)
EBITDA adjustment as allowed by Senior Credit Facility Agreement	0.8
Other adjustments as allowed by Senior Credit Facility Agreement	69.2

Bank—defined cash flow metric	$93.9

Further advances were available under the 2011 Revolver in the amount of $133.9 million as of October 31, 2012. The available amount is net of outstanding irrevocable letters of credit totaling $29.7 million as of October 31, 2012, at which date no amount had been drawn.

2019 Notes. As of October 31, 2012, we had outstanding $325.0 million aggregate principal amount of the senior subordinated notes due February 15, 2019 (the “2019 Notes”). The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

On October 9 2012, we completed the offering of an additional $125.0 million of 7.75% 2019 Notes, which will mature on February 15, 2019. The 2019 Notes were issued at a discount of $1.9 million, which is amortized to interest expense over the life of the 2019 Notes commencing February 15, 2013. The net proceeds from the offering of additional 2019 Notes were used to redeem the early tender of our Second Lien Notes and, together with $50.0 million of 2011 Revolver borrowings, $42.1 million of net equity proceeds from the offering and sale of Class A common stock discussed and other available funds, our remaining Second Lien Notes and to pay related transaction costs. As of October 31, 2012, $23.6 million of net proceeds from the offering of additional 2019 Notes were included in restricted cash to refinance the remaining Second Lien Notes.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2012, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our 2011 Revolver and Second Lien Notes.

Second Lien Notes. As of October 31, 2012, we had $72.7 million aggregate principal amount of Second Lien Notes outstanding, after we initiated a cash tender and consent solicitation on September 24, 2012 for our then outstanding $180.0 million Second Lien Notes (the “Tender Offer”). On October 9, 2012 we repurchased $107.3 million of our then outstanding Second Lien Notes through the Tender Offer. Holders who tendered the Second Lien Notes prior to the early tender date received $1,060 for each $1,000 in principal amount of Second Lien Notes repurchased, which included a consent payment of $30 per $1,000 in principal amount of Second Lien Notes, plus accrued and unpaid interest to, but not including the early tender offer settlement date. On November 8, 2012, we repurchased the remaining $72.7 million aggregate principal amount of our then outstanding Second Lien Notes. The remaining holders who tendered the Second Lien Notes received $1,055 for each $1,000 in principal amount of Second Lien Notes repurchased, plus accrued and unpaid interest to, but not including the redemption date.

The Second Lien Notes accrued interest at the rate of 11% per annum. Interest was payable semiannually in arrears on January 15, and July 15 of each year. The Second Lien Notes were guaranteed jointly and severally, fully and unconditionally by all of the subsidiaries that guarantee the 2011 Revolver.

Although the Second Lien Notes do not contain financial ratio covenants, they contain certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2012, we were in compliance with all covenants under the indenture governing the Second Lien Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in third parties, including the joint ventures to which we are parties.

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

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the original $25.0 million Bonds. The mandatorily tendered Bonds were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3.6 million aggregate principal amount of outstanding Bonds remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds and Converted Bonds mature on January 1, 2025.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the six months ended October 31, 2012 and 2011, respectively (in millions):

	Six Months Ended October 31,
	2012	2011
Net cash provided by operating activities	$22.4	$41.5
Net cash used in investing activites	$(43.0)	$(39.8)
Net cash provided by financing activities	$18.0	$0.2

Net cash flows provided by operating activities. Net cash flows provided by operating activities decreased by $19.1 million from the six months ended October 31, 2011. The most significant items affecting the change in our operating cash flows are summarized below:

•

Loss from continuing operations. Our loss from continuing operations increased $24.9 million to $29.5 million for the six months ended October 31, 2012 from $4.6 million for the six months ended October 31, 2011. The loss was driven primarily by our operational performance, a loss on derivative instruments of $3.9 million and a loss on debt extinguishment of $9.7 million in the six months ended October 31, 2012. Revenues decreased $15.6 million from the six months ended October 31, 2011. We experienced cost savings within cost of operations, $1.6 million, and general and administration, $3.0 million, from the six months ended October 31, 2011, but expense reductions did not compensate for lower revenues or the $1.8 million in additional severance costs associated with the reorganization in August 2012, resulting in decreased cash flows from operations.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted in the amount of $2.0 million in the six months ended October 31, 2012 by changes in our assets and liabilities. This change was driven by unfavorable impacts related to our accounts receivable, which is affected by both revenue changes and timing of payments received, accrued expenses and other liabilities, which is affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs and prepaid expenses, inventories and other assets, which is affected primarily by the timing of payments, expense recognition, as well as cost changes. These unfavorable impacts were offset by the favorable impact related to accounts payable, which is affected by both cost changes and timing of payments. This is compared to the six months ended October 31, 2011, when our cash flow from operations was favorably impacted $4.4 million by changes in our assets and liabilities. The unfavorable change of $6.4 million was due primarily to the unfavorable $0.6 million impact associated with accrued expenses and other liabilities, the unfavorable $4.6 million impact associated with the change in accounts payable and the unfavorable $1.4 million impact associated with the change in accounts receivable.

Net cash used in investing activities. Net cash used in investing activities increased $3.2 million from the six months ended October 31, 2011. The most significant items affecting the change in our investing cash flows are summarized below:

•

Acquisitions, net of cash acquired. During the six months ended October 31, 2012, we acquired two solid waste hauling operations. The transactions were in exchange for total consideration of $4.8 million, of which we collected $4.6 million in cash. In the six months ended October 31, 2011 we acquired three solid waste hauling operations and completed the acquisition of McKean County landfill business in Pennsylvania for total consideration of $0.7 million in cash.

•	Divestiture capital expenditures. During the six months ended October 31, 2012, we had $0.6 million in capital expenditures associated with the ongoing Maine Energy divestiture transaction.

•

Capital expenditures. Lower capital expenditures by $1.9 million in the six months ended October 31, 2012 related primarily to the timing of projects and a decrease in spending related to Maine Energy, our waste-to-energy facility.

Net cash provided by financing activities. Net cash provided by financing activities increased $17.8 million from the six months ended October 31, 2011. The most significant items affecting the change in our financing cash flows are summarized below:

•

Stock issuance. We sold 11.5 million shares of Class A common stock and received net proceeds from the registered public offering of $42.1 million, after deducting underwriting discounts, commissions and offering expenses.

•

Debt activity. Increased debt borrowings by $154.1 million associated primarily with the offering of $125.0 million in additional 2019 Notes and additional 2011 Revolver borrowings. This more than offset the $144.9 million in increased debt payments associated primarily with the $107.3 million aggregate principal amount partial redemption of the Second Lien Notes.

•	Restricted cash. Net proceeds from the offering of additional 2019 Notes totaling $23.6 million were included in restricted cash and reserved to refinance the remaining Second Lien Notes.

•	Tender premium and costs. A tender premium and tender costs of $6.7 million were paid as a part of the redemption of the Second Lien Notes.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

We dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 during the three months ended October 31, 2012 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the three and six months ended October 31, 2012.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of October 31, 2012, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

We have filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) pursuant to which we may from time to time issue securities in an amount of up to $250.0 million. Following the stock sale in October 2012, an aggregate of $204.0 million remains available for issuance under the shelf registration statement. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

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

Limitations on Ownership of Notes

Pursuant to the first paragraph of Section 2.19 of the 2019 Notes and the provisions of the Converted Bonds, no beneficial holder of the 2019 Notes and/or Converted Bonds is permitted to knowingly acquire 2019 Notes and/or Converted Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes and Converted Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes and Converted Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of October 31, 2012, that dollar amount was $48.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $67.5 million of long-term debt at October 31, 2012. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at October 31, 2012. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.2 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

We dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the three and six months ended October 31, 2012.

Commodity price volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of October 31, 2012, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% in the quarter ended October 31, 2012, management’s estimate of the impact on our operating income for such quarter is between $0.1 million and $0.5 million. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of October 31, 2012, there were no accruals established related to our outstanding legal proceedings.

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

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents were executed effective October 1, 2012. Pursuant to the terms of the settlement we will not be required to make a cash payout. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries.

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

We filed Petitions for Redetermination (“Petitions”) with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions that was scheduled for December 12, 2012 has been rescheduled to April 17-19, 2013. We expect to aggressively defend against this claim through the administrative adjudication and appeals process and the courts, if necessary. Under ASC 740, we believe our position will more likely than not be successful in contesting the deficiencies and consequently, we have not established any reserve for this matter.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.7%). At October 31, 2012 and April 30, 2012, we have recorded liabilities of $5.3 million and $5.2 million, respectively, including the recognition of thirty-four thousand dollars and sixty nine thousand dollars of accretion expense in the in the three and six months ended October 31, 2012 and 2011, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We expect the warrants to be issued in fiscal year 2013. We have not assumed that the payment of these claims will reduce our exposure.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K for the year ended April 30, 2012, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of October 31, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2012. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 4, 2012	By: /s/ Edwin D. Johnson
Edwin D. Johnson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.3 +	Second Amendment to Amended and Restated Credit Agreement and Consent.

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1 +	Certification of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edwin D. Johnson, Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Chairman of the Board of Directors and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edwin D. Johnson, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2012 and April 30, 2012, (ii) Consolidated Statements of Operations for the three months ended October 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended October 31, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended October 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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