Form 10-Q
period 2013-01-31
CASELLA WASTE SYSTEMS INC
filed 2013-03-05
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2013:

Class A common stock, $0.01 par value per share:	38,657,836
Class B common stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	January 31,	April 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,112	$4,534
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,513 and $740	50,425	47,472
Refundable income taxes	1,209	1,281
Prepaid expenses	8,961	6,077
Inventory	3,923	3,595
Deferred income taxes	3,253	3,712
Other current assets	854	609

Total current assets	69,813	67,356

Property, plant and equipment, net of accumulated depreciation and amortization of $636,868 and $593,206	428,452	416,717
Goodwill	116,281	101,706
Intangible assets, net	11,979	2,970
Restricted assets	523	424
Notes receivable - related party/employee	516	722
Investments in unconsolidated entities	19,431	22,781
Other non-current assets	26,158	21,067

	603,340	566,387

	$673,153	$633,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	January 31,	April 30,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$992	$1,228
Current maturities of financing lease obligations	355	338
Accounts payable	47,695	46,709
Accrued payroll and related expenses	4,354	4,142
Accrued interest	12,702	9,803
Current accrued capping, closure and post-closure costs	4,903	4,907
Other accrued liabilities	27,590	21,208

Total current liabilities	98,591	88,335

Long-term debt and capital leases, less current maturities	490,686	473,381
Financing lease obligations, less current maturities	1,549	1,818
Accrued capping, closure and post-closure costs, less current portion	37,681	34,722
Deferred income taxes	5,958	5,336
Other long-term liabilities	11,753	11,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 38,658,000 and 25,991,000 shares as of January 31, 2013 and April 30, 2012, respectively	387	260
Class B convertible common stock - Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares as of January 31, 2013 and April 30, 2012, respectively	10	10
Additional paid-in capital	335,451	288,348
Accumulated deficit	(310,982)	(270,235)
Accumulated other comprehensive loss	(619)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	24,247	16,431
Noncontrolling interest	2,688	1,800

Total stockholders’ equity	26,935	18,231

	$673,153	$633,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues	$115,002	$114,578	$356,531	$371,637

Operating expenses:
Cost of operations	84,168	81,398	254,417	253,248
General and administration	14,480	13,933	43,788	46,202
Depreciation and amortization	14,045	14,827	43,433	44,394
Severance and reorganization costs	1,636	—	3,463	—
Expense from divestiture, acquisition and financing costs	372	—	1,003	—
Loss on divestiture	353	—	353	—
Legal settlement	—	—	—	1,359
Development project charge	—	—	—	131

	115,054	110,158	346,457	345,334

Operating (loss) income	(52)	4,420	10,074	26,303

Other expense (income):
Interest income	(50)	(20)	(68)	(32)
Interest expense	9,407	11,528	32,958	33,897
Loss from equity method investments	1,436	6,383	3,311	10,163
Impairment of equity method investment	—	10,680	—	10,680
(Gain) loss on derivative instruments	(24)	—	3,871	—
Loss on debt extinguishment	5,914	—	15,584	—
Other income	(298)	(117)	(737)	(549)

Other expense, net	16,385	28,454	54,919	54,159

Loss from continuing operations before income taxes and discontinued operations	(16,437)	(24,034)	(44,845)	(27,856)
(Benefit) provision for income taxes	(4,963)	601	(3,899)	1,330

Loss from continuing operations before discontinued operations	(11,474)	(24,635)	(40,946)	(29,186)
Discontinued operations:
Gain on disposal of discontinued operations (net of income tax provision of $0, $0, $0 and $489)	—	—	—	725

Net loss	(11,474)	(24,635)	(40,946)	(28,461)

Less: Net loss attributable to noncontrolling interest	(67)	—	(199)	—

Net loss attributable to common stockholders	$(11,407)	$(24,635)	$(40,747)	$(28,461)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Amounts attributable to common stockholders:
Loss from continuing operations before discontinued operations	$(11,407)	$(24,635)	$(40,747)	$(29,186)
Gain on disposal of discontinued operations, net of tax	—	—	—	725

Net loss	$(11,407)	$(24,635)	$(40,747)	$(28,461)

Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.29)	$(0.92)	$(1.26)	$(1.09)
Gain on disposal of discontinued operations, net of tax	—	—	—	0.02

Net loss per common share	$(0.29)	$(0.92)	$(1.26)	$(1.07)

Weighted average common shares outstanding:
Basic and diluted	39,230	26,822	32,365	26,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net loss	$(11,474)	$(24,635)	$(40,946)	$(28,461)
Other comprehensive income (loss), net of tax:
Unrealized loss resulting from changes in fair value of derivative instruments, net of tax provision of $0, $0, $0 and $99	(11)	(1,981)	(2,810)	(1,798)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax provision of $0, $0, $0 and $99	149	109	4,139	(607)
Unrealized (loss) gain resulting from changes in fair value of marketable securities	(11)	(16)	4	(27)

Other comprehensive income (loss), net of tax	127	(1,888)	1,333	(2,432)

Comprehensive loss	(11,347)	(26,523)	(39,613)	(30,893)
Less: Comprehensive loss attributable to noncontrolling interest	(67)	—	(199)	—

Comprehensive loss attributable to common stockholders	$(11,280)	$(26,523)	$(39,414)	$(30,893)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
		Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
		Common Stock		Common Stock
	Total	Shares	Amount	Shares	Amount
Balance, April 30, 2012	$18,231	25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

Net loss	(40,946)	—	—	—	—	—	(40,747)	—	(199)
Other comprehensive income	1,333	—	—	—	—	—	—	1,333	—
Issuances of Class A common stock	2,849	1,167	12	—	—	2,837	—	—	—
Sale of Class A common stock, net	42,184	11,500	115	—	—	42,069	—	—	—
Stock-based compensation and related severance expense	1,840	—	—	—	—	1,840	—	—	—
Contributions from noncontrolling interest holder	1,345	—	—	—	—	—	—	—	1,345
Change in ownership of noncontrolling interest	—	—	—	—	—	258	—	—	(258)
Other	99	—	—	—	—	99	—	—	—

Balance, January 31, 2013	$26,935	38,658	$387	988	$10	$335,451	$(310,982)	$(619)	$2,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(40,946)	$(28,461)
Adjustments to reconcile net loss to net cash provided by operating activities -
Gain on disposal of discontinued operations, net	—	(725)
Gain on sale of property and equipment	(422)	(902)
Depreciation and amortization	43,433	44,394
Depletion of landfill operating lease obligations	7,358	6,570
Interest accretion on landfill and environmental remediation liabilities	2,756	2,613
Loss on divestiture	353	—
Development project charge	—	131
Amortization of discount on second lien notes and senior subordinated notes	568	712
Loss from equity method investments	3,311	10,163
Impairment of equity method investment	—	10,680
Loss on derivative instruments, net	3,871	—
Loss on debt extinguishment	15,584	—
Stock-based compensation and related severance expense	1,840	1,307
Excess tax benefit on the vesting of share based awards	(98)	(254)
Deferred income taxes	(4,057)	1,548
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	(1,544)	6,882
Accounts payable	(110)	2,753
Prepaid expenses, inventories and other assets	(686)	(758)
Accrued expenses and other liabilities	(685)	(6,911)

Net cash provided by operating activities	30,526	49,742

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(25,106)	(2,102)
Additions to property, plant and equipment - acquisitions	(528)	(168)
- growth	(10,415)	(9,833)
- maintenance	(33,526)	(39,279)
Payment for capital related to divestiture	(618)	—
Payments on landfill operating lease contracts	(5,726)	(6,052)
Proceeds from sale of property and equipment	795	1,337
Investments in unconsolidated entities	(1,000)	(4,146)

Net cash used in investing activities	(76,124)	(60,243)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	334,497	127,900
Principal payments on long-term debt	(320,483)	(119,433)
Payment of tender premium and costs on second lien notes	(10,743)	—
Payments of financing costs	(4,572)	(142)
Net proceeds from the sale of Class A common stock	42,184	—
Proceeds from the exercise of share based awards	—	337
Excess tax benefit on the vesting of share based awards	98	254
Contributions from noncontrolling interest holder	1,195	174

Net cash provided by financing activities	42,176	9,090

Discontinued Operations:
Net cash provided by investing activities	—	725

Net cash provided by discontinued operations	—	725

Net decrease in cash and cash equivalents	(3,422)	(686)
Cash and cash equivalents, beginning of period	4,534	1,817

Cash and cash equivalents, end of period	$1,112	$1,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Interest	$26,933	$31,952
Income taxes, net of refunds	$97	$5,314

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired and goodwill	$27,936	$2,284
Common stock issued	$2,650	$—
Cash paid, net	$25,106	$2,102

Holdbacks to sellers	$180	$182

Equipment contributed by noncontrolling interest holder	$—	$1,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Casella Waste Systems, Inc. (the “Parent”), its wholly-owned subsidiaries and an entity in which it has a controlling financial interest (collectively, “we”, “us” or “our”). For the consolidated subsidiary that is less than wholly-owned, the third-party holding of equity interest is referred to as a noncontrolling interest. The portion of net loss attributable to the noncontrolling interest holder of this subsidiary is presented as net loss attributable to noncontrolling interest in the unaudited consolidated statements of operations and the portion of comprehensive loss attributable to the noncontrolling interest holder of this subsidiary is presented as comprehensive loss attributable to noncontrolling interest in the unaudited consolidated statements of comprehensive loss. The portion of stockholders’ equity of this subsidiary attributable to the noncontrolling interest holder is presented as noncontrolling interest in the unaudited consolidated balance sheets and the unaudited consolidated statement of stockholders’ equity.

We are a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings through equity method investees are included in our Other segment.

The consolidated financial statements as of January 31, 2013 and for the three and nine months ended January 31, 2013 and 2012 are unaudited. These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management, include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for the three and nine months ended January 31, 2013 may not be indicative of the results that may be expected for any other interim period or the fiscal year ending April 30, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2012, which was filed with the SEC on June 28, 2012.

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

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of January 31, 2013, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q. We have evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

New Accounting Pronouncements Pending Adoption

Comprehensive Income

In February 2013, the FASB issued an accounting standards update for the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under generally accepted accounting principles in the United States (“GAAP”) to be reclassified in its entirety to net income. For other amounts not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012 and it will only impact the presentation of our financial statements or require additional disclosure and will not impact our consolidated financial position or results of operations.

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

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding the disclosure of offsetting assets and liabilities in financial statements. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. In January 2013, the FASB issued an accounting standards update to address implementation issues about the December 2011 accounting standards update by clarifying the scope of the offsetting disclosures. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and it will only impact the presentation of our financial statements or require additional disclosure and will not impact our consolidated financial position or results of operations.

2.	BUSINESS ACQUISITIONS

During the nine months ended January 31, 2013, we acquired four solid waste hauling operations in the Western region for total consideration of $5,384, including $4,854 in cash and $530 in holdbacks to the sellers, and all of the outstanding capital stock of Bestway Disposal Services and BBI Waste Services (“BBI”) in the Eastern region for total consideration, subject to certain closing adjustments based on the terms of the agreement, of $22,650, including $20,000 in cash and 625 shares of our Class A common stock, valued at an aggregate of $2,650. We recorded an additional $5,242 to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes, see Note 10 for further discussion. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, on December 6, 2012 provides us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region. Revenue generated from BBI amounted to $2,924 from December 6, 2012 to January 31, 2013. During the nine months ended January 31, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania, by acquiring additional equipment not included in the original acquisition, for total consideration of $2,284, including $2,102 in cash and $182 in holdbacks to the sellers.

The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes, except for $8,078 of the current year goodwill related to the BBI acquisition. The purchase price allocated to net assets acquired and the residual amount allocated to goodwill during the nine months ended January 31, 2013 and 2012 are as follows:

	January 31,
	2013 (1)	2012
Equipment	$9,403	$605
Goodwill	14,575	569
Intangible assets	9,601	1,136
Current assets	1,475	—
Current liabilities	(7,118)	(26)

Total	$27,936	$2,284

1)	The purchase price allocated to net assets acquired and the residual amount allocated to goodwill associated with the BBI acquisition has not been finalized and is provisional in nature. Management’s estimates and assumptions are subject to change upon finalization of the valuation and may be adjusted in accordance with ASC 805.

The following unaudited pro forma combined financial information shows the results of our operations for the three and nine months ended January 31, 2013 and 2012 as though each of the acquisitions made in the nine months ended January 31, 2013 and the twelve months ended April 30, 2012 had occurred as of May 1, 2011.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenue	$116,291	$119,456	$366,089	$386,578
Operating income	$40	$4,753	$10,748	$27,306
Net loss attributable to common stockholders	$(11,442)	$(24,795)	$(41,042)	$(28,951)
Basic and diluted loss per common share attributable to common stockholders	$(0.29)	$(0.92)	$(1.27)	$(1.08)
Basic and diluted weighted average shares outstanding	39,230	26,822	32,365	26,715

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

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2012 through January 31, 2013:

	April 30, 2012	Acquisitions	January 31, 2013
Eastern region	$58	$13,339	$13,397
Western region	89,458	1,236	$90,694
Recycling	12,190	—	$12,190

Total	$101,706	$14,575	$116,281

Intangible assets as of January 31, 2013 and April 30, 2012 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, January 31, 2013
Intangible assets	$17,022	$11,432	$28,454
Less accumulated amortization	(14,661)	(1,814)	(16,475)

	$2,361	$9,618	$11,979

Balance, April 30, 2012
Intangible assets	$15,601	$3,093	$18,694
Less accumulated amortization	(14,324)	(1,400)	(15,724)

	$1,277	$1,693	$2,970

Intangible amortization expense for the three and nine months ended January 31, 2013 and 2012 was $353, $156, $751 and $460, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2012 and thereafter is as follows:

2013	2014	2015	2016	2017	Thereafter
$ 1,829	$ 1,660	$ 1,610	$ 1,429	$ 1,325	$ 4,877

4.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the nine months ended January 31, 2013 and 2012 are as follows:

	Nine Months Ended January 31,
	2013	2012
Beginning balance	$39,629	$36,407
Obligations incurred	2,606	2,350
Accretion expense	2,653	2,510
Payments	(2,304)	(1,298)

Ending balance	$42,584	$39,969

5.	LONG-TERM DEBT AND CAPITAL LEASES

Amendment and Refinancing Transactions

On September 20, 2012, we entered into a second amendment to and consent under our senior secured first lien credit facility (the “Senior Credit Facility”). The amendment provided that we could use up to $50,000 of the senior secured revolving credit facility (the “2011 Revolver”) proceeds under the Senior Credit Facility to redeem our $180,000 in aggregate principal amount 11% senior second lien notes due 2014 (the “Second Lien Notes”) and to pay for any interest, fees, premium or other amounts in connection with the refinancing of the Second Lien Notes, subject to the terms and conditions to such use, as described in the amendment. The amendment also contains additional modifications, including increasing the allowed amount of senior subordinated debt from $350,000 to $450,000, adjusting the definition of bank-defined cash flow by allowing for certain add backs, adjusting the definition of consolidated total interest expense by allowing for an exclusion of non-cash interest expense associated with interest rate derivatives, and providing for adjustments to the financial covenants in the event that we tendered the Second Lien Notes.

On September 24, 2012, we initiated a cash tender offer and consent solicitation for our Second Lien Notes (the “Tender Offer”). On October 9, 2012, we repurchased $107,318 in aggregate principal amount of our then outstanding Second Lien Notes through the Tender Offer, leaving $72,682 in aggregate principal amount of Second Lien Notes outstanding. Holders who tendered the Second Lien Notes prior to the early tender date received $1,060 for each $1,000 in principal amount of Second Lien Notes repurchased, which included an early tender premium of $30 per $1,000 in principal amount of Second Lien Notes, plus accrued and unpaid interest to, but not including the early tender offer settlement date. On November 8, 2012, we redeemed the remaining $72,682 in aggregate principal amount the outstanding Second Lien Notes. The remaining holders who tendered the Second Lien Notes received $1,055 for each $1,000 in principal amount of Second Lien Notes redeemed, plus accrued and unpaid interest to, but not including the redemption date.

On October 9, 2012, we completed the offering of an additional $125,000 of 7.75% senior subordinated notes (the “2019 Notes”), which will mature on February 15, 2019. The 2019 Notes were issued at a discount of $1,863, which will be amortized to interest expense over the life of the 2019 Notes, with interest payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 2013. The net proceeds from the offering of additional 2019 Notes, along with $50,000 of 2011 Revolver borrowings, $42,184 of net equity proceeds from the offering and sale of Class A common stock discussed in Note 7 and other available funds were used to redeem our Second Lien Notes in full and to pay related transaction costs.

The Senior Credit Facility, as amended, is subject to customary affirmative, negative and financial covenants. As of January 31, 2013, these covenants restrict fiscal year capital expenditures to 1.5 times our consolidated depreciation expenses, depletion expenses and landfill amortization expenses, set a minimum interest coverage ratio of 2.00, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.75 and a maximum senior funded debt to consolidated EBITDA ratio of 2.75. In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2013, we were in compliance with all covenants under the indenture governing our Senior Credit Facility and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party to.

Loss on Debt Extinguishment

In the three months ended January 31, 2013, we recorded a charge of $5,914 as a loss on debt extinguishment related to the refinancing of our remaining Second Lien Notes. The loss on debt extinguishment consisted of a $1,100 non-cash write off of deferred financing costs, a $816 non-cash write off of the unamortized original issue discount and a $3,998 charge associated with the early tender premium and other fees associated with the redemption of the remaining Second Lien Notes.

In the nine months ended January 31, 2013, we recorded a charge of $15,584 as a loss on debt extinguishment related to the full refinancing of our Second Lien Notes. The loss on debt extinguishment consisted of a $2,667 non-cash write off of deferred financing costs, a $2,074 non-cash write off of the unamortized original issue discount and a $10,743 charge associated with the early tender premium and tender fees associated with the redemption of the Second Lien Notes.

Long Term Debt and Capital Leases

Long-term debt and capital leases as of January 31, 2013 and April 30, 2012 consist of the following:

	January 31,	April 30,
	2013	2012
Senior subordinated notes due February 15, 2019, bearing interest at 7.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized discount of $1,792 and $0)	$323,208	$200,000

Senior second lien notes, due July 15, 2014 and redeemed on November 8, 2012, bearing interest at 11.0%, interest payable semiannually, secured by second priority lien on substantially all of our assets (including unamortized discount of $0 and $3,536)	—	177,428

Senior secured revolving credit facility, which provides for advances or letters of credit of up to $227,500, due March 18, 2016, bearing interest at LIBOR plus 3.75%, (approximately 3.96% at January 31, 2013 based on one month LIBOR), secured by substantially all of our assets	141,700	69,600

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 due January 1, 2025, dated December 1, 2005, bearing interest at BMA Index (approximately 0.14% at January 31, 2013) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at January 31, 2013)	3,600	3,600

Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025, dated February 1, 2012, bearing interest at 6.25% through January 31, 2017, unsecured and guaranteed by our significant wholly-owned subsidiaires	21,400	21,400

Notes payable in connection with businesses acquired, bearing interest at rates of 2.49% - 6.50%, due in monthly or annual installments varying to $575, maturing May 2013 through April 2017	1,485	2,033
Capital leases for facilities and equipment, bearing interest rates of 4.50% - 4.72%, due in monthly installments varying to $78, expiring April 2013 through January 2015	285	548

	491,678	474,609
Less—current maturities	992	1,228

	$490,686	$473,381

6.	CONTINGENCIES

(a)	Legal Proceedings

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of January 31, 2013, there were no accruals established related to our outstanding legal proceedings.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD. The deadline for execution of the Consent Order has recently been extended until March 27, 2013.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). At January 31, 2013 and April 30, 2012, we have recorded liabilities of $5,313 and $5,210, respectively, including the recognition of $34, $34, $103, and $103 of accretion expense in the three and nine months ended January 31, 2013 and 2012, respectively.

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

On October 3, 2012, in a registered public offering we sold 11,500 shares of Class A common stock at an average price of $4.00 per share. The net proceeds received from the registered public offering, after deducting underwriting discounts, commissions and offering expenses, were $42,184 and were used to refinance our Second Lien Notes.

(b)	Stock Incentive Plans

In May 2012, we granted restricted stock units and performance stock units under the 2006 Stock Incentive Plan (the “2006 Plan”) to certain employees. The vesting of the performance stock units is based on our attainment of a targeted annual return on net assets in fiscal year 2015 and the vesting of the restricted stock units is based on continued employment over a three year period beginning on the grant date. As of January 31, 2013, the performance stock units included in the May 2012 grant could result in the issuance of up to 529 shares of Class A common stock based on the attainment of a targeted maximum annual return on net assets in fiscal year 2015 and the restricted stock units could result in the issuance of an aggregate of up to 264 shares of Class A common stock based on continued employment over the remainder of the three year service period. The performance stock units and the restricted stock units were granted at a grant date fair value of $5.17 per share.

As of January 31, 2013, we had 1,320 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents which were previously issued under our terminated plans but which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock options granted generally vest over a one to four year period from the date of grant and are granted at prices equal to the prevailing fair market value at the issue date. In general, stock options are issued with a life not to exceed ten years. Shares issued by us upon exercise of stock options are issued from the pool of authorized shares of Class A common stock.

A summary of stock option activity for the nine months ended January 31, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, April 30, 2012	1,661	$10.55
Granted	285	$4.03
Exercised	—	$—
Forfeited	(589)	$11.43

Outstanding, January 31, 2013	1,357	$8.81

Exercisable, January 31, 2013	981	$10.64

A summary of restricted stock, restricted stock unit and performance stock unit activity for the nine months ended January 31, 2013 is as follows:

	Restricted Stock / Restricted Stock Units	Weighted Average Grant Price	Performance Stock Units (1)	Weighted Average Grant Price
Outstanding, April 30, 2012	784	$4.47	596	$4.96
Granted	415	$5.02	316	$5.17
Class A Common Stock Vested	(489)	$4.01	—	$—
Forfeited	(69)	$4.82	(166)	$5.01

Outstanding, January 31, 2013	641	$5.09	746	$5.04

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 435 shares of Class A common stock.

We recorded $232, ($91), $1,486 and $1,222 of stock-based compensation expense (income) related to stock options, performance stock units, restricted stock units and restricted stock, respectively, during the three and nine months ended January 31, 2013 and 2012. We also recorded $22, $33, $75 and $85 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and nine months ended January 31, 2013 and 2012, respectively.

Stock-based compensation expense is included in general and administration expenses in the unaudited consolidated statements of operations. The unrecognized stock-based compensation expense at January 31, 2013 related to unvested stock options, restricted stock and restricted stock units was $3,017, to be recognized over a weighted average period of 1.70 years. Maximum unrecognized stock-based compensation expense at January 31, 2013 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $5,219, to be recognized over a weighted average period of 1.39 years. The unrecognized stock-based compensation expense that we expect to recognize as of January 31, 2013 related to outstanding performance stock units based on our expected attainment levels was $0.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the three and nine months ended January 31, 2013 and 2012 were made using the Black-Scholes valuation model. The fair value of stock options grants and shares to be purchased under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the three and nine months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Stock Options:
Expected life	6.79 years	—	6.79 years	—
Risk-free interest rate	1.04%	0.00%	1.04%	0.00%
Expected volatility	84.55%	0.00%	84.55%	0.00%

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Employee Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.12%	0.06%	0.11%	0.12%
Expected volatility	53.09%	53.78%	43.73%	47.54%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the weekly historical volatility of our Class A common stock over the expected life.

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

(c)	Noncontrolling Interest

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York. Our joint venture partner in CARES is Altela, Inc. On December 13, 2012, we entered into an agreement with Altela, Inc., which increased our membership interest in CARES from 51% to 66.1% subject to a one-year claw back provision. We recorded an adjustment to reduce the noncontrolling interest by $258 to reflect the change in ownership interest in CARES. We consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our unaudited consolidated financial statements due to our controlling financial interest in the joint venture.

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(11,407)	$(24,635)	$(40,747)	$(29,186)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	38,658	25,987	38,658	25,987
Class B common stock	988	988	988	988
Unvested restricted stock	(134)	(127)	(134)	(127)
Effect of weighted average shares outstanding during period	(282)	(26)	(7,147)	(133)

Weighted average number of common shares used in basic and diluted EPS	39,230	26,822	32,365	26,715

For the three and nine months ended January 31, 2013 and 2012, 1,998 and 2,576 shares, respectively, of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

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

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, commodity and interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values. At January 31, 2013, the fair value of our fixed rate debt, including the 2019 Notes and the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025 (the “Converted Bonds”) was approximately $342,349 and the carrying value was $344,608. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the Converted Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of the Converted Bonds or securities with similar characteristics. As of January 31, 2013, the fair value of the 2011 Revolver approximated its carrying value of $141,700 based on current borrowing rates for similar types of borrowing arrangements.

As of January 31, 2013 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at January 31, 2013 Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted assets	$523	$—	$—

Liabilities:
Interest rate derivatives	$—	$3,871	$—

As of April 30, 2012 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2012 Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted assets	$424	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,369	$—

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

For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense of the underlying debt. For interest rate derivatives deemed to be ineffective cash flow hedges, the change in fair value is recorded through earnings and included in (gain) loss on derivative instruments.

We dedesignated both of the $75,000 forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 in the second quarter of fiscal year 2013 because the interest payments associated with the forecasted financing transaction were no longer deemed probable due to the redemption of our Second Lien Notes as discussed in Note 5. We recognized a $3,626 loss, reclassified from accumulated other comprehensive loss, as a loss on derivative instruments in the second quarter of fiscal year 2013.

The fair values of the interest rate derivatives are obtained from third-party counter-parties and adjusted based on the credit risk of our counter-parties and us. We recognize all derivatives on the balance sheet at fair value.

10.	INCOME TAXES

The benefit for income taxes for the three and nine months ended January 31, 2013 includes a $5,242 deferred tax benefit due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $5,242 deferred tax liability recorded through goodwill related to the BBI acquisition. The $5,242 deferred tax liability related to the BBI acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The remaining portion of the $3,899 benefit for income taxes for the nine months ending January 31, 2013 and the $1,330 provision for income taxes for the nine months ending January 31, 2012 include $1,176 and $1,085 deferred tax provisions, respectively, due mainly to the increase in the deferred tax liability for indefinite lived assets and a $167 and $245 current tax provision, respectively. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

11.	DEVELOPMENT PROJECT CHARGE

In the second quarter of fiscal year 2012, we recorded a charge of $131 for deferred costs associated with certain development projects no longer deemed viable. As of January 31, 2013 and April 30, 2012, we had $1,554 and $1,163 of deferred costs associated with development projects included in other non-current assets within our unaudited consolidated balance sheets.

12.	SEVERANCE AND REORGANIZATION

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have targeted improvements in certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a one-time severance and reorganization charge of $1,793 in the second quarter of fiscal year 2013 with respect to the realignment.

In the three months ended January 31, 2013, we recorded a $1,636 severance charge related primarily to the closing of Maine Energy Recovery Company LP (“Maine Energy”), see Note 13 for further discussion, and a reorganization of senior management. The liability associated with severance and reorganization as of January 31, 2013, which is recorded in other accrued liabilities, is $1,111.

13.	DIVESTITURE AND DISCONTINUED OPERATIONS

Maine Energy Divestiture

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real property of Maine Energy, which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which shall be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed on November 30, 2012, and we waived certain conditions precedent not satisfied at that time. Effective December 31, 2012, we closed the facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. We recorded a charge to loss on divestiture of $353 in the three months ended January 31, 2013 as a result of this transaction.

As a part of the closure and decommissioning of Maine Energy, we are withdrawing from a multiemployer pension plan that we have made contributions to for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with ASC 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan.

In accordance with ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we expect to completely withdraw from the plan in early fiscal year 2014, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of January 31, 2013, no accrual is established related to withdrawal from the multiemployer pension plan.

Discontinued Operations

On January 23, 2011, we entered into a purchase and sale agreement and related agreements to sell non-integrated recycling assets and select intellectual property assets to a new company (the “Purchaser”) formed by Pegasus Capital Advisors, L.P. and Intersection LLC. Pursuant to these agreements, we divested non-integrated recycling assets located outside our core operating regions of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 material recovery facilities (“MRFs”), one transfer station and certain related intellectual property assets. Following the transaction, we retained four integrated MRFs located in our core operating regions. As a part of the disposition, we also entered into a ten-year commodities marketing agreement with the Purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

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

In the second quarter of fiscal year 2012, we recorded an additional working capital adjustment of $79 to gain on disposal of discontinued operations, net of income taxes, which related to our subsequent collection of receivable balances that were released to us for collection by the Purchaser.

14.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment. Segment data for the three and nine months ended January 31, 2012 has been revised to properly align with internal management reporting.

Three Months Ended January 31, 2013
Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,777	$7,553	$5,699	$(3,156)	$206,885
Western	51,165	16,729	6,989	4,268	362,092
Recycling	9,904	(9)	1,039	(23)	51,700
Other	10,156	34	318	(1,141)	52,476
Eliminations	—	(24,307)	—	—	—

Total	$115,002	$—	$14,045	$(52)	$673,153

Three Months Ended January 31, 2012
Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$42,208	$7,818	$6,272	$(975)	$213,058
Western	50,746	16,274	6,922	5,354	345,371
Recycling	10,872	(75)	1,074	562	56,844
Other	10,752	821	559	(521)	59,096
Eliminations	—	(24,838)	—	—	—

Total	$114,578	$—	$14,827	$4,420	$674,369

Nine Months Ended January 31, 2013
Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$134,726	$24,087	$18,177	$(4,299)	$206,885
Western	159,879	52,206	20,889	17,762	362,092
Recycling	29,308	(72)	3,158	(422)	51,700
Other	32,618	1,300	1,209	(2,967)	52,476
Eliminations	—	(77,521)	—	—	—

Total	$356,531	$—	$43,433	$10,074	$673,153

Nine Months Ended January 31, 2012
Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$132,158	$27,111	$18,301	$(87)	$213,058
Western	167,154	55,395	21,652	24,175	345,371
Recycling	37,595	(179)	2,935	4,905	56,844
Other	34,730	1,897	1,506	(2,690)	59,096
Eliminations	—	(84,224)	—	—	—

Total	$371,637	$—	$44,394	$26,303	$674,369

1)	Inter-company revenues reflect transactions with and between segments that are generally made on a basis intended to reflect the market value of such services.

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended January 31		Nine Months Ended January 31,
	2013	2012	2013	2012
Collection	$51,459	$48,875	$157,124	$157,265
Disposal	27,219	30,220	90,569	96,645
Power generation	3,400	3,182	8,856	9,415
Processing and organics	14,469	12,231	43,378	40,961

Solid waste operations	96,547	94,508	299,927	304,286
Major accounts	8,551	9,198	27,296	29,756
Recycling	9,904	10,872	29,308	37,595

Total revenues	$115,002	$114,578	$356,531	$371,637

15.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Equity Method Investments

GreenFiber. We entered into a joint venture agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty in support of GreenFiber’s amended and restated loan and security agreement. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. Our guaranty associated with the credit facility is $2,200 as of January 31, 2013. The fair value of our guaranty as of January 31, 2013, which is recorded in other long-term liabilities, is $264.

As of December 31, 2011, GreenFiber performed a test for goodwill impairment. The goodwill impairment analysis indicated that the carrying value of their reporting unit exceeded the fair value of their reporting unit, and GreenFiber determined that the entire amount of their goodwill was impaired. Consequently, we recorded our portion of the goodwill impairment charge of $5,090 as a part of the loss on equity method investment in the third quarter of fiscal year 2012.

Based on the analysis performed, we determined that the current book value of our investment in GreenFiber at that time exceeded its fair value. The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10,680 as an impairment on equity method investment in the third quarter of fiscal year 2012.

In May 2012, we and LP made identical commitments to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in and through the term of GreenFiber’s modified and restated loan and security agreement. Based on the terms of this agreement, in May 2012, we and LP made identical equity contributions to GreenFiber of $500 to cure such shortfall.

Our investment in GreenFiber amounted to $2,638 and $6,502 at January 31, 2013 and April 30, 2012, respectively. Summarized financial information for GreenFiber is as follows:

	January 31, 2013	April 30, 2012
Current assets	$15,470	$17,513
Noncurrent assets	$30,246	$34,597
Current liabilities	$14,406	$12,815
Noncurrent liabilities	$5,126	$5,382

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenue	$17,608	$23,460	$50,203	$61,317
Gross profit (loss)	$3,638	$(5,597)	$9,538	$(2,082)
Net loss	$(2,785)	$(12,818)	$(6,651)	$(20,382)

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a MRF located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. In connection with the formation of the joint venture, we acquired a 50% membership interest in Tompkins in exchange for an initial cash contribution to Tompkins of $285. FCR made an initial cash contribution of $285 as well, and acquired a 50% membership interest in Tompkins. Income and losses are allocated to members based on membership interest percentage. Our investment in Tompkins amounted to $307 and $292 at January 31, 2013 and April 30, 2012, respectively. We account for our 50% membership interest in Tompkins using the equity method of accounting.

Cost Method Investments

Evergreen. Our investment and ownership interest in Evergreen National Indemnity Company, a surety company which provides surety bonds to us and other parties, amounted to $10,657 and 19.9%, as of January 31, 2013 and April 30, 2012.

RecycleRewards. Our investment and ownership interest in RecycleRewards, Inc., a company that markets an incentive based recycling service, amounted to $4,479 and 6.0% as of January 31, 2013 and $4,479 and 6.2% as of April 30, 2012.

AGreen. In May 2011, we entered into a renewable energy project operating agreement with AGreen Energy LLC (“AGreen”). As a part of the agreement, we provide certain operation, maintenance and administrative services, as well as procure organic materials that would otherwise be disposed of to small farm-based biogas renewable energy projects that produce renewable energy and other valuable products and services. Our investment and membership interest in AGreen amounted to $350 and 11.9% as of January 31, 2013 and April 30, 2012.

GreenerU . In March 2012, we entered into a strategic partnership agreement with GreenerU, Inc. (“GreenerU”), a company that delivers energy and sustainability solutions to the college, university and preparatory school markets in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects. As a part of the agreement, we work with GreenerU to formulate compelling offers and approaches for colleges, universities and preparatory schools in the area of waste, recycling, energy, composting, resource conservation and other appropriate sustainability initiatives. In the first quarter of fiscal year 2013, we made a $500 investment in GreenerU through the purchase of preferred stock, bringing our investment and ownership interest in GreenerU to $1,000 and 6.3% as of January 31, 2013. Our investment and ownership interest in GreenerU was $500 and 4.2% as of April 30, 2012.

16.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of January 31, 2013 and April 30, 2012, the consolidating results of operations and comprehensive loss for the three and nine months ended January 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the nine months ended January 31, 2013 and 2012 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$820	$227	$65	$—	$1,112
Accounts receivable - trade, net of allowance for doubtful accounts	229	49,756	440	—	50,425
Prepaid expenses	3,308	5,653	—	—	8,961
Other current assets	4,831	4,419	65	—	9,315

Total current assets	9,188	60,055	570	—	69,813

Property, plant and equipment, net of accumulated depreciation and amortization	3,024	416,934	8,494	—	428,452
Goodwill	—	116,281	—	—	116,281
Intangible assets	272	11,707	—	—	11,979
Notes receivable - related party/employee	516	—	—	—	516
Investments in unconsolidated entities	16,486	2,239	2,638	(1,932)	19,431
Investments in subsidiaries	(47,081)	—	—	47,081	—
Other non-current assets	15,010	11,671	—	—	26,681

	(11,773)	558,832	11,132	45,149	603,340
Intercompany receivable	577,898	(539,265)	(40,565)	1,932	—

	$575,313	$79,622	$(28,863)	$47,081	$673,153

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$37	$955	$—	$—	$992
Current maturities of financing lease obligations	—	355	—	—	355
Accounts payable	22,111	24,754	830	—	47,695
Accrued interest	12,691	11	—	—	12,702
Current accrued capping, closure and post-closure costs	—	4,903	—	—	4,903
Other current liabilities	14,790	16,849	305	—	31,944

Total current liabilities	49,629	47,827	1,135	—	98,591

Long-term debt and capital leases, less current maturities	489,908	778	—	—	490,686
Financing lease obligations, less current maturities	—	1,549	—	—	1,549
Accrued capping, closure and post-closure costs, less current portion	—	37,637	44	—	37,681
Other long-term liabilities	11,529	6,182	—	—	17,711

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock - Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 38,658,000 shares	387	100	—	(100)	387
Class B common stock - Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Additional paid-in capital	335,451	45,391	5,608	(50,999)	335,451
Accumulated deficit	(310,982)	(59,851)	(37,710)	97,561	(310,982)
Accumulated other comprehensive income (loss)	(619)	9	(628)	619	(619)

Total Casella Waste Systems, Inc. stockholders’ equity	24,247	(14,351)	(32,730)	47,081	24,247
Noncontrolling interest	—	—	2,688	—	2,688

Total stockholders’ equity	24,247	(14,351)	(30,042)	47,081	26,935

	$575,313	$79,622	$(28,863)	$47,081	$673,153

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2012

(in thousands, except for share and per share data)

			Non -
ASSETS	Parent	Guarantors	Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,799	$368	$367	$—	$4,534
Accounts receivable - trade, net of allowance for doubtful accounts	652	46,820	—	—	47,472
Refundable income taxes	1,281	—	—	—	1,281
Deferred income taxes	3,712	—	—	—	3,712
Other current assets	1,903	8,454	—	—	10,357

Total current assets	11,347	55,642	367	—	67,356

Property, plant and equipment, net of accumulated depreciation and amortization	3,486	409,383	3,848	—	416,717
Goodwill	—	101,706	—	—	101,706
Intangible assets	340	2,630	—	—	2,970
Restricted assets	—	424	—	—	424
Notes receivable - related party/employee	722	—	—	—	722
Investments in unconsolidated entities	15,986	2,225	6,502	(1,932)	22,781
Investments in subsidiaries	(34,443)	—	—	34,443	—
Other non-current assets	15,056	6,011	—	—	21,067

	1,147	522,379	10,350	32,511	566,387
Intercompany receivable	532,950	(494,819)	(40,063)	1,932	—

	$545,444	$83,202	$(29,346)	$34,443	$633,743

			Non -
LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:

Current maturities of long-term debt and capital leases	$142	$1,086	$—	$—	$1,228
Current maturities of financing lease obligations	—	338	—	—	338
Accounts payable	21,952	24,757	—	—	46,709
Current accrued capping, closure and post-closure costs	—	4,907	—	—	4,907
Other current liabilities	23,738	10,872	543	—	35,153

Total current liabilities	45,832	41,960	543	—	88,335

Long-term debt and capital leases, less current maturities	472,028	1,353	—	—	473,381
Financing lease obligations, less current maturities	—	1,818	—	—	1,818
Accrued capping, closure and post-closure costs, less current portion	—	34,681	41	—	34,722
Other long-term liabilities	11,153	6,103	—	—	17,256

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock - Authorized - 100,000,000 shares, $ 0.01 par value per share, issued and outstanding - 25,991,000 shares	260	100	—	(100)	260
Class B common stock - Authorized - 1,000,000 shares, $ 0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	—	—	—	10
Additional paid-in capital	288,348	46,279	1,998	(48,277)	288,348
Accumulated deficit	(270,235)	(49,097)	(34,140)	83,237	(270,235)
Accumulated other comprehensive income (loss)	(1,952)	5	412	(417)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	16,431	(2,713)	(31,730)	34,443	16,431
Noncontrolling interest	—	—	1,800	—	1,800

Total stockholders’ equity	16,431	(2,713)	(29,930)	34,443	18,231

	$545,444	$83,202	$(29,346)	$34,443	$633,743

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$114,299	$703	$—	$115,002

Operating expenses:
Cost of operations	12	83,487	669	—	84,168
General and administration	705	13,748	27	—	14,480
Depreciation and amortization	236	13,629	180	—	14,045
Severance and reorganization costs	81	1,555	—	—	1,636
Expense from divestiture, acquisition and financing costs	—	372	—	—	372
Loss on divestiture	—	353	—	—	353

	1,034	113,144	876	—	115,054

Operating income (loss)	(1,034)	1,155	(173)	—	(52)

Other expense (income), net:
Interest income	(8,275)	(49)	—	8,274	(50)
Interest expense	9,422	8,259	—	(8,274)	9,407
Loss (income) from equity method investments	8,480	43	1,393	(8,480)	1,436
Loss (gain) on derivative instruments	(24)	—	—	—	(24)
Loss on debt extinguishment	5,914	—	—	—	5,914
Other income	(181)	(117)	—	—	(298)

Other expense, net	15,336	8,136	1,393	(8,480)	16,385

Income (loss) from continuing operations before income taxes	(16,370)	(6,981)	(1,566)	8,480	(16,437)
Provision (benefit) for income taxes	(4,963)	—	—	—	(4,963)

Net income (loss)	(11,407)	(6,981)	(1,566)	8,480	(11,474)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(67)	—	(67)
Net income (loss) attributable to common stockholders	$(11,407)	$(6,981)	$(1,499)	$8,480	$(11,407)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$114,578	$—	$—	$114,578

Operating expenses:
Cost of operations	20	81,377	1	—	81,398
General and administration	8	13,924	1	—	13,933
Depreciation and amortization	367	14,460	—	—	14,827

	395	109,761	2	—	110,158

Operating income (loss)	(395)	4,817	(2)	—	4,420

Other expense/(income), net:
Interest income	(9,798)	(19)	—	9,797	(20)
Interest expense	11,523	9,802	—	(9,797)	11,528
Loss (income) from equity method investments	21,940	(26)	6,409	(21,940)	6,383
Impairment of equity method investment	—	—	10,680	—	10,680
Other income	(26)	(91)	—	—	(117)

Other expense, net	23,639	9,666	17,089	(21,940)	28,454

Income (loss) from continuing operations before income taxes	(24,034)	(4,849)	(17,091)	21,940	(24,034)
Provision (benefit) for income taxes	601	—	—	—	601

Net income (loss) attributable to common stockholders	$(24,635)	$(4,849)	$(17,091)	$21,940	$(24,635)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$355,383	$1,148	$—	$356,531

Operating expenses:
Cost of operations	4	253,119	1,294	—	254,417
General and administration	(60)	43,791	57	—	43,788
Depreciation and amortization	770	42,422	241	—	43,433
Severance and reorganization costs	1,766	1,697	—	—	3,463
Expense from divestiture, acquisition and financing costs	303	700	—	—	1,003
Loss on divestiture	—	353	—	—	353

	2,783	342,082	1,592	—	346,457

Operating income (loss)	(2,783)	13,301	(444)	—	10,074

Other expense (income), net:
Interest income	(24,515)	(64)	—	24,511	(68)
Interest expense	33,000	24,469	—	(24,511)	32,958
Loss (income) from equity method investments	14,324	(14)	3,325	(14,324)	3,311
Loss (gain) on derivative instruments	3,871	—	—		3,871
Loss on debt extinguishment	15,584	—	—	—	15,584
Other income	(401)	(336)	—	—	(737)

Other expense, net	41,863	24,055	3,325	(14,324)	54,919

Income (loss) from continuing operations before income taxes	(44,646)	(10,754)	(3,769)	14,324	(44,845)
Provision (benefit) for income taxes	(3,899)	—	—	—	(3,899)

Net income (loss)	(40,747)	(10,754)	(3,769)	14,324	(40,946)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(199)	—	(199)
Net income (loss) attributable to common stockholders	$(40,747)	$(10,754)	$(3,570)	$14,324	$(40,747)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$371,637	$—	$—	$371,637

Operating expenses:
Cost of operations	49	253,196	3	—	253,248
General and administration	421	45,780	1	—	46,202
Depreciation and amortization	1,041	43,353	—	—	44,394
Legal settlement	1,000	359	—	—	1,359
Development project cost	—	131	—	—	131

	2,511	342,819	4	—	345,334

Operating income (loss)	(2,511)	28,818	(4)	—	26,303

Other expense (income), net:
Interest income	(29,514)	(26)	—	29,508	(32)
Interest expense	33,982	29,423	—	(29,508)	33,897
Loss (income) from equity method investments	20,385	(27)	10,190	(20,385)	10,163
Impairment of equity method investment	—	—	10,680	—	10,680
Other income	(233)	(316)	—	—	(549)

Other expense, net	24,620	29,054	20,870	(20,385)	54,159

Income (loss) from continuing operations before income taxes	(27,131)	(236)	(20,874)	20,385	(27,856)
Provision (benefit) for income taxes	1,330	—	—	—	1,330

Income (loss) from continuing operations	(28,461)	(236)	(20,874)	20,385	(29,186)

Discontinued operations:
Gain on disposal of discontinued operations, net of tax	—	725	—	—	725

Net income (loss) attributable to common stockholders	$(28,461)	$489	$(20,874)	$20,385	$(28,461)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(11,407)	$(6,981)	$(1,566)	$8,480	$(11,474)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $0	—	—	(11)	—	(11)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax provision of $0	—	—	149	—	149
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(11)	—	—	(11)

Other comprehensive income (loss)	—	(11)	138	—	127

Comprehensive income (loss)	(11,407)	(6,992)	(1,428)	8,480	(11,347)

Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(67)	—	(67)

Comprehensive income (loss) attributable to common stockholders	$(11,407)	$(6,992)	$(1,361)	$8,480	$(11,280)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss) attributable to common stockholders	$(24,635)	$(4,849)	$(17,091)	$21,940	$(24,635)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $0	(2,474)	—	493	—	(1,981)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax provision of $0	—	—	109	—	109
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(16)	—	—	(16)

Other comprehensive income (loss)	(2,474)	(16)	602	—	(1,888)

Comprehensive income (loss) attributable to common stockholders	$(27,109)	$(4,865)	$(16,489)	$21,940	$(26,523)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(40,747)	$(10,754)	$(3,769)	$14,324	$(40,946)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $0	(1,257)	—	(1,553)	—	(2,810)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax provision of $0	3,625	—	514	—	4,139
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	4	—	—	4

Other comprehensive income (loss)	2,368	4	(1,039)	—	1,333

Comprehensive income (loss)	(38,379)	(10,750)	(4,808)	14,324	(39,613)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(199)	—	(199)

Comprehensive income (loss) attributable to common stockholders	$(38,379)	$(10,750)	$(4,609)	$14,324	$(39,414)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss) attributable to common stockholders	$(28,461)	$489	$(20,874)	$20,385	$(28,461)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax provision of $99	(2,371)	—	573	—	(1,798)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax provision of $99	(78)	—	(529)	—	(607)
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(27)	—	—	(27)

Other comprehensive income (loss)	(2,449)	(27)	44	—	(2,432)

Comprehensive income (loss) attributable to common stockholders	$(30,910)	$462	$(20,830)	$20,385	$(30,893)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by operating activities	$(3,983)	$35,357	$(848)	$—	$30,526

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(25,106)	—	—	(25,106)
Additions to property, plant and equipment - acquisitions	—	(528)	—	—	(528)
- growth	—	(5,530)	(4,885)	—	(10,415)
- maintenance	(233)	(33,293)	—	—	(33,526)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Payments on landfill operating lease contracts	—	(5,726)	—	—	(5,726)
Proceeds from sale of property and equipment	—	795	—	—	795
Investments in unconsolidated entities	(4,736)	(500)	4,236	—	(1,000)

Net cash provided by (used in) investing activities	(4,969)	(70,506)	(649)	—	(76,124)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	334,497	—	—	—	334,497
Principal payments on long-term debt	(319,365)	(1,118)	—	—	(320,483)
Payment of tender premium on second lien notes	(10,743)	—	—	—	(10,743)
Net proceeds from the issuance of class A common stock	42,184	—	—	—	42,184
Contributions from noncontrolling interest holder	—	—	1,195	—	1,195
Other	(4,474)	—	—	—	(4,474)
Intercompany borrowings	(36,126)	36,126	—	—	—

Net cash provided by (used in) financing activities	5,973	35,008	1,195	—	42,176
Net increase (decrease) in cash and cash equivalents	(2,979)	(141)	(302)	—	(3,422)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$820	$227	$65	$—	$1,112

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2012

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by operating activities	$5,176	$44,524	$42	$—	$49,742

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,102)	—	—	(2,102)
Additions to property, plant and equipment - acquisitions	—	(168)	—	—	(168)
- growth	—	(8,209)	(1,624)	—	(9,833)
- maintenance	(977)	(38,302)	—	—	(39,279)
Payments on landfill operating lease contracts	—	(6,052)	—	—	(6,052)
Proceeds from sale of property and equipment	—	1,337	—	—	1,337
Investments in unconsolidated entities	(1,820)	(3,785)	1,459	—	(4,146)

Net cash provided by (used in) investing activities	(2,797)	(57,281)	(165)	—	(60,243)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	127,900	—	—	—	127,900
Principal payments on long-term debt	(118,356)	(1,077)	—	—	(119,433)
Contributions from noncontrolling interest holder	—	—	174	—	174
Other	449	—	—	—	623
Intercompany borrowings	(12,961)	12,961	—	—	—

Net cash provided by (used in) financing activities	(2,968)	11,884	174	—	9,090
Cash provided by discontinued operations	—	725	—	—	725

Net increase (decrease) in cash and cash equivalents	(589)	(148)	51	—	(686)
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817

Cash and cash equivalents, end of period	$942	$138	$51	$—	$1,131

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012 and in our Current Report on Form 8-K filed with the SEC on September 24, 2012. We expressly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically-integrated solid waste, recycling, and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling and organics services. We operate in six states - Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

As of February 28, 2013, we owned and/or operated 35 solid waste collection operations, 38 transfer stations, 16 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials. In addition to our primary operations, we also hold the following investments:

Consolidated Investment with Noncontrolling Interest

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that develops, owns and operates water and leachate treatment projects for the natural gas drilling industry in Pennsylvania and New York. Our joint venture partner in CARES is Altela, Inc. On December 13, 2012, we entered into an agreement with Altela, Inc., which increased our membership interest in CARES from 51% to 66.1% subject to a one-year claw back provision. We recorded an adjustment to reduce the noncontrolling interest by $0.3 million to reflect the change in ownership interest in CARES. We consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our unaudited consolidated financial statements due to our controlling financial interest in the joint venture.

In the nine months ended January 31, 2013, we and Altela, Inc. made additional cash contributions of $3.2 million and $1.2 million, respectively, for the purchase of additional equipment and to fund operations. The initial CARES water treatment facility began operating at our McKean County Pennsylvania landfill in the second quarter of fiscal year 2013.

Equity Method Investments

GreenFiber. We entered into a joint venture agreement in July 2000 with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”), that manufactures, markets and sells cellulose insulation made from recycled fiber. We account for our 50% membership interest in GreenFiber using the equity method of accounting.

In April 2011, we issued a guaranty in support of GreenFiber’s amended and restated loan and security agreement. The guaranty can be drawn on upon an event of default and remains in place through December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. Our guaranty associated with the credit facility is $2.2 million as of January 31, 2013.

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

We hold a 11.9% membership interest in AGreen, a joint venture that brings advanced nutrient management, renewable energy and water technologies to small and medium sized farms, a 6.0% ownership interest in RecycleRewards, a company that markets an incentive based recycling service, a 6.3% ownership interest in GreenerU, a company that delivers energy and sustainability solutions to the college, university and preparatory school market in order to reduce their energy costs and carbon emissions through the formulation of programs and policies and the running of renewable energy projects, and a 19.9% interest in Evergreen, a surety company which provides surety bonds to secure contractual performance for municipal solid waste collection contracts and landfill closure and post-closure obligations.

In the nine months ended January 31, 2013, cash outflows related to our cost method investments consisted of a $0.5 million investment in GreenerU through the purchase of preferred stock, which brought our ownership interest in GreenerU to 6.3% as of January 31, 2013.

Acquisitions and Divestitures

During the nine months ended January 31, 2013, we acquired four solid waste hauling operations in the Western region for total consideration of $5.4 million, including $4.9 million in cash and $0.5 million in holdbacks to the sellers, and all of the outstanding capital stock of Bestway Disposal Services and BBI Waste Services (“BBI”) in the Eastern region for total consideration of $22.6 million, including $20.0 million in cash and approximately 0.6 million shares of our Class A common stock, valued at an aggregate of $2.6 million. We recorded an additional $5.2 million to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, provides us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region. Revenue generated from BBI amounted to $2,9 million from December 6, 2012 to January 31, 2013.

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real property of Maine Energy Recovery Company LP (“Maine Energy”), which resides in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which shall be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed on November 30, 2012 and we waived certain conditions precedent not satisfied at that time. Effective December 31, 2012, we closed the facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. We recorded a charge to loss on divestiture of $0.4 million in the three months ended January 31, 2013 as a result of this transaction.

Results of Operations

The following table summarizes our revenues and expenses from continuing operations for the three and nine months ended January 31, 2013 and 2012 (in millions and as a percentage of revenue):

	Three Months Ended				Nine Months Ended
	January 31,				January 31,
		% of		% of		% of		% of
	2013	Revenue	2012	Revenue	2013	Revenue	2012	Revenue
Revenues	$115.0	100.0%	$114.6	100.0%	$356.5	100.0%	$371.6	100.0%

Operating expenses:
Cost of operations	84.2	73.2%	81.4	71.0%	254.4	71.4%	253.2	68.1%
General and administration	14.5	12.6%	13.9	12.2%	43.8	12.3%	46.2	12.4%
Depreciation and amortization	14.0	12.2%	14.9	13.0%	43.4	12.2%	44.4	11.9%
Severance and reorganization costs	1.6	1.4%	—	0.0%	3.5	1.0%	—	0.0%
Expense from divestiture, acquisition and financing costs	0.4	0.3%	—	0.0%	1.0	0.2%	—	0.0%
Loss on divestiture	0.4	0.3%	—	0.0%	0.4	0.1%	—	0.0%
Legal settlement	—	0.0%	—	0.0%	—	0.0%	1.4	0.5%
Development project charge	—	0.0%	—	0.0%	—	0.0%	0.1	0.0%

	115.1	100.0%	110.2	96.2%	346.5	97.2%	345.3	92.9%

Operating (loss) income	(0.1)	0.0%	4.4	3.8%	10.1	2.8%	26.3	7.1%

Other expense (income), net:
Interest expense, net	9.4	8.1%	11.5	10.0%	32.9	9.2%	33.9	9.1%
Loss from equity method investments	1.4	1.2%	6.3	5.5%	3.3	0.9%	10.1	2.7%
Impairment of equity method investment	—	0.0%	10.7	9.4%	—	0.0%	10.7	2.9%
Loss on derivative instruments	—	0.0%	—	0.0%	3.9	1.1%	—	0.0%
Loss on debt extinguishment	5.9	5.2%	—	0.0%	15.5	4.4%	—	0.0%
Other income	(0.3)	-0.3%	(0.1)	-0.1%	(0.7)	-0.2%	(0.5)	-0.1%
(Benefit) provision for income taxes	(5.0)	-4.2%	0.6	0.5%	(3.9)	-1.1%	1.3	0.4%

Loss from continuing operations	$(11.5)	-10.0%	$(24.6)	-21.5%	$(40.9)	-11.5%	$(29.2)	-7.9%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, transfer, recycling and organics services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. Revenues from our Other segment are made up of ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. We typically establish our inter-company transfer pricing based upon prevailing market rates. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended January 31,				Nine Months Ended January 31,
	2013		2012		2013		2012
Collection	$51.4	44.7%	$48.9	42.7%	$157.1	44.1%	$157.3	42.3%
Disposal	27.2	23.7%	30.2	26.4%	90.6	25.4%	96.6	26.0%
Power generation	3.4	3.0%	3.2	2.8%	8.8	2.4%	9.4	2.6%
Processing and organics	14.5	12.5%	12.2	10.6%	43.4	12.2%	41.0	11.0%

Solid waste operations	96.5	83.9%	94.5	82.5%	299.9	84.1%	304.3	81.9%
Major accounts	8.6	7.5%	9.2	8.0%	27.3	7.7%	29.7	8.0%
Recycling	9.9	8.6%	10.9	9.5%	29.3	8.2%	37.6	10.1%

Total revenues	$115.0	100.0%	$114.6	100.0%	$356.5	100.0%	$371.6	100.0%

Our revenues increased $0.4 million, or less than one percent, and decreased $15.1 million, or 4.1% when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Nine Months Ended
	January 31, 2013 vs. 2012		January 31, 2013 vs. 2012
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$1.0	0.9%	$0.9	0.2%
Volume	(1.3)	-1.1%	(7.5)	-2.0%
Fuel surcharge	0.3	0.2%	—	0.0%
Commodity price & volume	1.5	1.3%	(1.0)	-0.3%
Acquisitions and divestitures	2.5	2.2%	5.6	1.5%
Closed landfills	(2.0)	-1.8%	(2.4)	-0.6%

Total solid waste	2.0	1.7%	(4.4)	-1.2%

Major Accounts	(0.6)	-0.5%	(2.4)	-0.7%

Recycling Operations:
Commodity price	(1.2)	-1.1%	(9.2)	-2.5%
Commodity volume	0.2	0.2%	0.9	0.3%

Total recycling	(1.0)	-0.9%	(8.3)	-2.2%

Total revenue	$0.4	0.3%	$(15.1)	-4.1%

Solid Waste Revenues

•

The price change component in quarterly total solid waste revenue growth period-to-period is the result of $0.9 million from favorable collection pricing and $0.1 million from favorable disposal pricing. The price change component in year-to-date total solid waste revenue decline period-to-period is the result of $1.4 million from favorable collection pricing, partially offset by $0.5 million from unfavorable disposal pricing.

•

The volume change component in quarterly total solid waste revenue growth period-to-period is the result of $1.8 million from collection volume decreases and $0.6 million from disposal volume decreases, partially offset by $1.1 million from organics and processing volume increases. The volume change component in year-to-date total solid waste revenue decline period-to-period is the result of $6.5 million from collection volume decreases and $2.7 million from disposal volume decreases, partially offset by $1.7 million from organics and processing volume increases.

•

The commodity price and volume change component in quarterly total solid waste revenue growth period-to-period is the result of $0.9 million from favorable pricing within power generation, $0.6 million from organics and processing volume increases and 0.2 million from favorable pricing within organics and processing, partially offset by $0.2 million from power generation volume decreases. The commodity price and volume change component in year-to-date total solid waste revenue decline period-to-period is the result of $1.6 million from power generation volume decreases, $0.2 million from organics and processing volume decreases, partially offset by $0.5 million from favorable pricing within power generation and $0.3 million from favorable pricing within organics and processing.

•

The acquisitions and divestitures change component in quarterly total solid waste revenue growth period-to-period is the result of $4.0 million in increased revenues from acquisitions, $3.2 million of which relates to increased collections revenues, partially offset by $1.5 million in decreased revenues associated with the closure of Maine Energy. The acquisitions and divestitures change component in year-to-date total solid waste revenue decline period-to-period is the result of $6.1 million in increased revenues from acquisitions, $4.9 million of which relates to increased collections revenues, offset partially by $0.5 million in decreased revenues associated with the closure of Maine Energy.

•

The closed landfill change component in quarterly and year-to-date total solid waste revenue fluctuation period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity.

Major Accounts and Recycling Revenues

•	The change component in quarterly and year-to-date major accounts revenue decline period-to-period is primarily the result of $0.6 million and $2.4 million from volume declines.

•

The change component in quarterly and year-to-date recycling revenue decline is the result of $1.2 million and $9.2 million from unfavorable pricing due to declining commodity prices in the marketplace, offset partially by $0.2 million and $0.9 million in volume increases.

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

Our cost of operations expense increased by $2.8 million, or 3.4%, and $1.2 million, or less than one-percent, when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. In the three and nine months ended January 31, 2013, cost of operations increased as a percentage of revenues when compared to the prior fiscal year periods from 71.0% to 73.2% and from 68.1% to 71.4%. The period-to-period changes in our cost of operations can largely be attributed to the following:

•

Hauling costs. Hauling costs increased $0.5 million when comparing the three months ended January 31, 2013 to the prior fiscal year period due primarily to increased transportation costs associated with a higher volume of organic materials being processed within organics and processing. When comparing hauling costs for the nine months ended January 31, 2013 to the prior fiscal year period costs decreased $0.9 million due to reduced transportation costs associated primarily with lower solid waste volumes within collections and disposal.

•

Direct operational costs. Direct operational costs increased $0.5 million and $1.4 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. The period-to-period change in the three and nine months ended January 31, 2013 is primarily the result of increases in various direct operational costs including equipment rental and lease costs, $0.5 million and $0.7 million, and depletion of landfill operating lease obligations, $0.4 million and $0.8 million, partially offset by a reduction in host community fees and royalties,

$0.5 million and $0.6 million. The period-to-period change in the nine months ended January 31, 2013 also included an increase of $0.5 million associated with a decrease in the gain related to the sale of fixed assets in the first two quarters of fiscal year 2013, substantially offset by reduced leachate disposal costs of $0.4 million in the first two quarters of fiscal year 2013 due to lower rainfall amounts at our landfills.

•

Disposal costs. Third-party disposal costs associated with our reliance on third-party disposal sites increased $1.0 million and $2.5 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods.

•

Benefit costs. Benefit costs associated with health and dental insurance and workers’ compensation insurance increased $0.7 million and $1.1 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods.

•

Purchased material costs. Direct costs related to purchased materials decreased $0.7 million and $4.6 million, and as a percentage of revenue, when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods due primarily to lower commodity prices in the marketplace.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense increased $0.6 million, or 4.3%, and decreased $2.4 million, or 5.2%, when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. In the three months ended January 31, 2013, general and administration expenses increased as a percentage of revenues when compared to the prior fiscal year period from 12.2% to 12.6%, whereas in the nine months ended January 31, 2013 general and administration expenses decreased as a percentage of revenues when compared to the prior fiscal year period from 12.4% to 12.3%. The period-to-period changes in our general and administration expense can largely be attributed to the following:

•

Personnel costs. For the three months ended January 31, 2013, labor, benefits and other personnel costs increased by $0.5 million when compared to the prior fiscal year period due primarily to additional costs associated with the BBI acquisition and a $0.3 million increase in equity compensation resulting from an expense reversal in the prior fiscal year period due to changes in expected attainment levels associated with performance stock units.

•	Bad debt expense. For the three months ended January 31, 2013, bad debt expense increased by $0.4 million when compared to the prior fiscal year period due to changes in our collectible accounts.

•

Legal fees. In the three and nine months ended January 31, 2013, legal costs decreased $0.3 million and $1.1 million when compared to the prior fiscal year periods due primarily to fewer ongoing legal proceedings.

•

Other general and administration costs. In the nine months ended January 31, 2013, other general and administration costs decreased by $1.5 million due primarily to additional cost savings associated with the reorganization in the second quarter of fiscal year 2013.

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

Our depreciation and amortization expense decreased $0.9 million, or 6.0%, and $1.0 million, or 2.3%, when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. In the three months ended January 31, 2013, depreciation and amortization expense decreased as a percentage of revenues when compared to the prior fiscal year period from 13.0% to 12.2%, whereas in the nine months ended January 31, 2013 depreciation and amortization expense increased as a percentage of revenues when compared to the prior fiscal year period from 11.9% to 12.2%. Landfill amortization expense decreased $0.4 million in the three months ended January 31, 2013 and increased $0.7 million in the nine months ended January 31, 2013, respectively, when compared to prior fiscal year periods due to volume fluctuations at our landfills, including volume reductions within the Western region and volume increases within the Eastern region, primarily at our Southbridge landfill. Depreciation expense decreased $0.6 million and $2.0 million when compared to prior fiscal year periods associated largely with the Maine Energy impairment in the fourth quarter of fiscal year 2012 and the Maine Energy divestiture in the three months ended January 31, 2013, which reduced our depreciable asset base.

Severance and Reorganization Costs

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have targeted improvements in certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a one-time severance and reorganization charge of $1.8 million in the second quarter of fiscal year 2013 with respect to the realignment.

In the three months ended January 31, 2013, we recorded a $1.6 million severance charge related primarily to the closing of Maine Energy and a reorganization of senior management. The liability associated with severance and reorganization as of January 3, 2013, which is recorded in other accrued liabilities, is $1.1 million.

Expense from Divestiture, Acquisition and Financing Costs

The $1.0 million expense from divestiture, acquisition and financing costs is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the attempted refinancing of our senior second lien notes in the first quarter of fiscal year 2013 (the “Second Lien Notes”), $0.6 million of legal costs associated with the ongoing Maine Energy divestiture transaction and $0.1 million of costs associated with the BBI acquisition.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $2.1 million, or 18.3%, and $1.0 million, or 2.9%, when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. In the three months ended January 31, 2013, interest expense, net decreased as a percentage of revenues when compared to the prior fiscal year period from 10.0% to 8.1%, whereas in the nine months ended January 31, 2013, interest expense, net increased as a percentage of revenues when compared to the prior fiscal year period from 9.1% to 9.2%. The period-to-period changes in our interest expense, net can largely be attributed to the following:

•

Second Lien Notes. Interest expense in the three and nine months ended January 31, 2013 decreased from the prior fiscal year periods due to the redemption of our previously outstanding 11.0% Second Lien Notes. These interest expense savings were partially offset by the following items.

•

Maine Bonds. Interest expense in the three and nine months ended January 31, 2013 increased due to the conversion from a variable rate to a five year fixed term interest rate of 6.25% per annum on the $21.4 million Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005R-2 (the “Converted Bonds”) in the fourth quarter of fiscal year 2012.

•

Higher debt levels. Interest expense in the three and nine months ended January 31, 2013 increased due to higher average debt balances associated primarily with borrowings on the amended and restated senior secured revolving credit facility (the “2011 Revolver”) in the current fiscal year periods to redeem the Second Lien Notes and help fund operations and meet cash flow needs.

Loss from Equity Method Investments

Our loss from equity method investments decreased $4.9 million and $6.8 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. Our equity method investments consist of the following investments:

•

GreenFiber. GreenFiber reported losses for the three months ended January 31, 2013 and 2012, of which our 50% share was $1.4 million, and $6.4 million, respectively. GreenFiber reported losses for the nine months ended January 31, 2013 and 2012, of which our 50% share was $3.3 million and $10.2 million, respectively. Despite the improvement from prior fiscal year periods, which also included our portion of a goodwill impairment charge amounting to $5.1 million, GreenFiber has continued to be negatively affected by the depressed manufactured home market and lack of new home construction.

•

Tompkins County. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our portion of the reported income from Tompkins for the three and nine months ended January 31, 2013 was immaterial.

(Benefit) Provision for Income Taxes

Our (benefit) provision for income taxes decreased $5.6 million and $5.2 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods. The benefit for income taxes for the three and nine months ended January 31, 2013 includes a $5.2 million deferred tax benefit due to a reduction of the valuation allowance. The valuation allowance decreased based upon the recognition of additional reversing temporary differences related to the $5.2 million deferred tax liability recorded through goodwill related to the BBI acquisition. The $5.2 million deferred tax liability related to the BBI acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax basis. The remaining portion of the $3.9 million benefit for income taxes for the nine months ending January 31, 2013 and the $1.3 million provision for income taxes for the nine months ending January 31, 2012 include $1.2 million and $1.1 million deferred tax provisions due mainly to the increase in the deferred tax liability for indefinite lived assets and $0.2 million current tax provisions. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Gain on Disposal of Discontinued Operations, net

The $0.7 million gain on disposal of discontinued operations (net of tax) recorded in the nine months ended January 31, 2012 is due to the additional working capital adjustment and other legal expenses recorded in the first quarter of fiscal year 2012 related to the sale of non-integrated recycling assets and select intellectual property assets to ReCommunity, the company formed by Pegasus Capital Advisors, L.P. and Intersection LLC, and an additional working capital adjustment due to our subsequent collection of receivable balances that were released to us for collection by ReCommunity as a part of the divestiture in the second quarter of fiscal year 2012.

Segment Reporting (dollars in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended January 31,
Segment	2013	2012	2013	2012
Eastern	$43.8	$42.2	$(3.2)	$(1.0)
Western	51.1	50.7	4.3	5.3
Recycling	9.9	10.9	—	0.6
Other	10.2	10.8	(1.2)	(0.5)

Total	$115.0	$114.6	$(0.1)	$4.4

	Revenues		Operating Income (Loss)
	Nine Months Ended January 31,
Segment	2013	2012	2013	2012
Eastern	$134.7	$132.2	$(4.3)	$(0.1)
Western	159.9	167.2	17.8	24.2
Recycling	29.3	37.6	(0.4)	4.9
Other	32.6	34.6	(3.0)	(2.7)

Total	$356.5	$371.6	$10.1	$26.3

Eastern Region

Our Eastern region revenues increased $1.6 million, or 3.8%, and $2.5 million, or 1.9%, for the three and nine months ended January 31, when compared to the prior fiscal year periods. The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Nine Months Ended
	January 31, 2013 vs. 2012		January 31, 2013 vs. 2012
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$0.3	0.7%	$0.5	0.4%
Volume	0.2	0.5%	2.0	1.5%
Fuel surcharge	0.2	0.5%	0.1	0.1%
Commodity price & volume	1.6	3.8%	0.2	0.1%
Acquisitions and divestitures	1.2	2.8%	2.2	1.7%
Closed landfill	(1.9)	-4.5%	(2.5)	-1.9%

Total revenue	$1.6	3.8%	$2.5	1.9%

Solid Waste Revenues

•

The price change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $0.4 million from favorable collection pricing, partially offset by $0.1 million from unfavorable disposal pricing. The price change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $0.8 million from favorable collection pricing, partially offset by $0.3 million from unfavorable disposal pricing.

•

The volume change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $0.6 million from disposal volume increases, which was driven by a $0.9 million increase in landfill volumes, and $0.1 million from organics and processing volume increases, partially offset by $0.5 million from collection volume decreases. The volume change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $4.1 million from disposal volume increases, which was driven by a $4.9 million increase in landfill volumes, and $0.3 million from organics and processing volume increases, partially offset by $2.4 million from collection volume decreases.

•

The commodity price and volume change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $0.9 million from volume increases, which was driven by $0.8 million from organics and processing volume increases, and $0.7 million from favorable pricing, which was driven by $0.4 million in favorable pricing from organics and processing. The commodity price and volume change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $1.3 million from favorable pricing, which was primarily due to $1.4 million in favorable pricing from organics and processing, partially offset by $1.0 million from commodity volume decreases, which was driven by $1.6 million from power generation volume decreases.

•

The acquisitions and divestitures change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $2.7 million in increased revenues from acquisitions, $2.2 million of which relates to increased collections revenues, partially offset by $1.5 million in decreased revenues associated with the closure of Maine Energy. The acquisitions and divestitures change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $2.7 million in increased revenues from acquisitions, $2.1 million of which relates to increased collections revenues, partially offset by $0.5 million in decreased revenues associated with the closure of Maine Energy.

•

The closed landfill change component in Eastern region quarterly and year-to-date total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the second quarter of fiscal year 2013 based on meeting its permitted capacity.

Eastern region operating loss for the three and nine months ended January 31, 2013 increased by $2.2 million and $4.2 million when compared to the prior fiscal year periods. The increase in operating loss in the three and nine months ended January 31, 2013 is the result of an increase in non-operating expenses associated with severance costs related to the reorganization in the second quarter of fiscal year 2013 and the divestiture of Maine Energy in the three months ended January 31, 2013, divestiture expenses and the loss on divestiture associated with Maine Energy in the three months ended January 31, 2013 and integration and compliance costs associated with the BBI acquisition. Additional operational cost increases include disposal costs, hauling costs, depletion of landfill operating lease obligations, benefit costs associated with health and dental insurance and workers’ compensation insurance and various general and administration costs including bad debt expense and personnel costs. The increase in expenses was partially offset by a decrease in expenses related to host community fees and royalties and cost savings associated with the closure of Maine Energy in the three months ended January 31, 2013. The increase in operating loss for the nine months ended January 31, 2013 is also the result of an increase in expenses associated with other operating and landfill costs and equipment rentals and leases.

Western Region

Our Western region revenues increased $0.4 million, or less than one percent, for the three months ended January 31, 2013 and decreased $7.3 million, or 4.4%, for the nine months ended January 31, 2013, when compared to the prior fiscal year periods. The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Nine Months Ended
	January 31, 2013 vs. 2012		January 31, 2013 vs. 2012
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$0.6	1.2%	$0.4	0.2%
Volume	(1.5)	-3.0%	(9.8)	-5.8%
Fuel surcharge	0.1	0.2%	(0.1)	-0.1%
Commodity price & volume	(0.1)	-0.2%	(1.2)	-0.7%
Acquisitions	1.3	2.6%	3.4	2.0%

Total revenue	$0.4	0.8%	$(7.3)	-4.4%

Solid Waste Revenues

•

The price change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.5 million from favorable collection pricing and $0.1 million from favorable disposal pricing. The price change component in Western region year-to-date solid waste revenue decline period-to-period is the result of $0.6 million from favorable collection pricing, partially offset by $0.2 million from unfavorable disposal pricing at landfills.

•

The volume change component in Western region quarterly solid waste revenue growth period-to-period is the result of $1.2 million from disposal volume decreases, of which $1.1 million relates to landfill volumes, and $1.2 million from collection volume decreases, partially offset by a $0.9 million from organics and processing volume increases. The volume change component in Western region year-to-date solid waste revenue decline period-to-period is the result of $7.1 million from disposal volume decreases, of which $6.0 million relates to landfill volumes, and $4.1 million from collection volume decreases, partially offset by $1.4 million from organics and processing volume increases.

•

The commodity price and volume change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.5 million from commodity volume decreases, offset partially by $0.4 million from favorable commodity pricing related primarily to power generation. The commodity price and volume change component in Western region year-to-date solid waste revenue decline period-to-period is the result of $0.5 million from unfavorable commodity pricing related to organics and processing and $0.7 million from commodity volume decreases related primarily to power generation.

•

The acquisitions change component in Western region quarterly and year-to-date solid waste revenue fluctuation period-to-period is the result of $1.3 million and $3.4 million in increased revenues from acquisitions impacting primarily collections.

Western region operating income for the three and nine months ended January 31, 2013 decreased by $1.0 million and $6.4 million compared to the prior fiscal year periods. The reduction of operating income for the three months ended January 31, 2013 is due to an increase in expenses related to disposal costs, benefit costs associated with health and dental insurance and workers’ compensation, fuel costs, equipment rental and lease costs, depletion of landfill operating lease obligations, leachate disposal costs and depreciation expense, partially offset by a decrease in expenses that include lower purchased material costs, hauling costs and landfill amortization. The decrease in operating income for the nine months ended January 31, 2013 is due to a decrease in revenues, along with an increase in expenses that include disposal costs, benefit costs associated with health and dental insurance, equipment rental and lease costs, vehicle maintenance costs and severance costs related to the reorganization in the second quarter of fiscal year 2013, a decrease in the gain related to the sale of fixed assets, depreciation expense and an increase in bad debt expense, partially offset by a decrease in legal fees, host and royalty fees, outside labor costs, leachate disposal costs, landfill amortization expense, legal settlement costs and various other general and administration expenses associated with the reorganization in the second quarter of fiscal year 2013.

Recycling

Recycling revenues decreased $1.0 million and $8.3 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods driven by $1.2 million and $9.2 million in unfavorable pricing due to declining commodity prices in the marketplace, offset partially by $0.2 million and $0.9 million in volume increases.

Recycling operating income for the three and nine months ended January 31, 2013 decreased by $0.6 million and $5.3 million compared to the prior fiscal year periods due primarily to revenue decline associated with unfavorable commodity prices, partially offset by decreased operating expenses related to a reduction in recycled material costs.

Other

Other revenues decreased $0.6 million and $2.0 million when comparing the three and nine months ended January 31, 2013 to the prior fiscal year periods driven by volume declines from major customer accounts, offset partially by volume increases from transportation.

Other operating loss for the three months ended January 31, 2013 increased by $0.6 million when compared to the prior fiscal year period as the reduction in revenues, increased severance costs associated with the reorganization of senior management and increased equity compensation costs, were partially offset by a reduction in expenses related to hauling costs, fuel costs and vehicle maintenance costs and labor, benefits and other personnel costs associated with the head count reduction that took place as a part of the reorganization in the second quarter of fiscal year 2013. Other operating loss for the nine months ended January 31, 2013 increased by $0.3 million compared to the prior fiscal year period due primarily to an increase in equity compensation expense and additional severance costs associated with the reorganization of senior management in the three months ended January 31, 2013, partially offset by a reduction in expenses related to benefits and other personnel costs associated with the head count reduction that took place as a part of the reorganization in the second quarter of fiscal year 2013.

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

We had a net working capital deficit of $29.9 million at January 31, 2013 compared to a deficit of $25.5 million at April 30, 2012. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $4.4 million decline in net working capital relates primarily to higher other accrued liabilities, which increased by $6.4 million due largely to additional costs related to the Maine Energy divestiture, higher accrued interest, which increased by $2.9 million due largely to the timing of interest payments associated with the 2019 Notes, and higher accounts payable, which increased by $1.0 million due largely to timing and additional payables acquired through the BBI acquisition. This was partially offset by higher accounts receivable, which increased by $3.0 million due largely to additional receivable balances associated with the BBI acquisition and decreased collectability, and higher prepaid expenses, which increased by $2.9 million due largely to timing.

On October 3, 2012, as a part of a registered public offering we sold 11.5 million shares of Class A common stock at an average price of $4.00 per share. The net proceeds received from the registered public offering, after deducting underwriting discounts, commissions and offering expenses, were $42.2 million and were used to refinance our Second Lien Notes and pay down 2011 Revolver borrowings.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility. The 2011 Revolver is a $227.5 million revolving credit and letter of credit facility due March 18, 2016 (the “Senior Credit Facility”). We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100.0 million, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We entered into a second amendment and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants, which become more restrictive over the term of the Senior Credit Facility.

The Senior Credit Facility, as amended, is subject to customary affirmative, negative and financial covenants. As of January 31, 2013, these covenants restricted fiscal year capital expenditures to 1.5 times our consolidated depreciation expenses, depletion expenses and landfill amortization expenses, set a minimum interest coverage ratio of 2.00, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.75 and a maximum senior funded debt to consolidated EBITDA ratio of 2.75. In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2013, we were in compliance with all covenants under the indenture governing the Senior Credit Facility and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

As of January 31, 2013, we were in compliance with all financial covenants contained in the 2011 Revolver as follows:

		Covenant
	Twelve Months Ended	Requirements at
Senior Secured Credit Facility Covenant	January 31, 2013	January 31, 2013
Total funded debt / Bank-defined cash flow metric (1)	5.23	5.75 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.81	2.75 Max.
Interest coverage	2.24	2.00 Min.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, January 31, 2013. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended
January 31, 2013
Net cash provided by operating activities	$44.6

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(1.3)
Gain on sale of property and equipment	0.5
Stock based compensation and related severance expense, net of excess tax benefit	(2.3)
Loss on divestiture	(0.4)
Asset impairment charge	(40.7)
Loss on debt extinguishment	(15.9)
Loss on derivative instruments, net	(3.9)
Interest expense less discount on second lien notes and senior subordinated notes	43.8
Benefit for income taxes, net of deferred taxes	(0.3)
EBITDA adjustment as allowed by senior credit facility agreement	3.9
Other adjustments as allowed by senior credit facility agreement	67.1

Bank - defined cash flow metric	$95.1

Further advances were available under the 2011 Revolver in the amount of $56.1 million as of January 31, 2013. The available amount is net of outstanding irrevocable letters of credit totaling $29.7 million as of January 31, 2013, at which date no amount had been drawn.

2019 Notes. As of January 31, 2013, we had outstanding $325.0 million aggregate principal amount of the senior subordinated notes due February 15, 2019 (the “2019 Notes”). The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

On October 9 2012, we completed the offering of an additional $125.0 million aggregate principal amount of 2019 Notes. The 2019 Notes were issued at a discount of $1.9 million, which is amortized to interest expense over the life of the 2019 Notes commencing February 15, 2013. The net proceeds from the offering of additional 2019 Notes were used to pay for the early tender of our Second Lien Notes and, together with $50.0 million of 2011 Revolver borrowings, $42.2 million of net equity proceeds from the registered public offering and sale of Class A common stock referenced above and other available funds, to redeem our remaining Second Lien Notes and to pay related transaction costs.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2013, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee the Senior Credit Facility and Second Lien Notes.

Second Lien Notes. As of January 31, 2013, we did not have any aggregate principal amount of Second Lien Notes outstanding. We initiated a cash tender and consent solicitation on September 24, 2012 for our then outstanding $180.0 million Second Lien Notes (the “Tender Offer”). On October 9, 2012 we repurchased $107.3 million of our then outstanding Second Lien Notes through the Tender Offer. Holders who tendered the Second Lien Notes prior to the early tender date received $1,060 for each $1,000 in principal amount of Second Lien Notes repurchased, which included an early tender premium of $30 per $1,000 in principal amount of Second Lien Notes, plus accrued and unpaid interest to, but not including the early tender offer settlement date. On November 8, 2012, we repurchased the remaining $72.7 million aggregate principal amount of our then outstanding Second Lien Notes. The remaining holders who tendered the Second Lien Notes received $1,055 for each $1,000 in principal amount of Second Lien Notes repurchased, plus accrued and unpaid interest to, but not including the redemption date.

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

Summary of Cash Flow Activity

The following table summarizes our cash flows for the nine months ended January 31, 2013 and 2012, respectively (in millions):

	Nine Months Ended
	January 31,
	2013	2012
Net cash provided by operating activities	$30.5	$49.7
Net cash used in investing activities	$(76.1)	$(60.2)
Net cash provided by financing activities	$42.2	$9.1

Net cash flows provided by operating activities. Net cash flows provided by operating activities decreased by $19.2 million from the nine months ended January 31, 2012. The most significant items affecting the change in our operating cash flows are summarized below:

•

Loss from continuing operations. Our loss from continuing operations increased $11.7 million to $40.9 million for the nine months ended January 31, 2013 from $29.2 million for the nine months ended January 31, 2012. The loss was driven primarily by our operational performance as revenues decreased $15.1 million from the nine months ended January 31, 2012, while cost of operations, $1.2 million, severance and reorganization costs, $3.5 million, and expense from divestiture, acquisition and financing costs, $1.0 million, all increased. We did experience a cost savings within general and administration of $2.4 million from the nine months ended January 31, 2012, but this reduction was not able to compensate for the previously mentioned items, resulting in decreased cash flows from operations.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted in the amount of $3.0 million in the nine months ended January 31, 2013 by changes in our assets and liabilities. This change was driven by unfavorable impacts related to our accounts receivable, which is affected by both revenue changes and timing of payments received, accrued expenses and other liabilities, which is affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs, prepaid expenses, inventories and other assets, which is affected primarily by the timing of payments, expense recognition, as well as cost changes, and accounts payable, which is affected by both cost changes and timing of payments. This is compared to the nine months ended January 31, 2012, when our cash flow from operations was favorably impacted $2.0 million by changes in our assets and liabilities. The unfavorable change of $5.0 million was due primarily to the unfavorable $8.4 million impact associated with accounts receivable and the unfavorable $2.8 million impact associated with accounts payable, partially offset by the favorable $6.2 million impact of accrued expenses and other liabilities.

Net cash used in investing activities. Net cash used in investing activities increased $15.9 million from the nine months ended January 31, 2012. The most significant items affecting the change in our investing cash flows are summarized below:

•

Acquisitions, net of cash acquired. During the nine months ended January 31, 2013, we acquired four solid waste hauling operations in the Western region for total consideration of $5.4 million, of which we paid $4.9 million in cash. We also acquired all of the outstanding capital stock of BBI in the Eastern region for total consideration of $22.6 million, of which we paid $20.0 million in cash. In the nine months ended January 31, 2012 we acquired five solid waste hauling operations and completed the acquisition of McKean County landfill business in Pennsylvania for total consideration of $2.3 million, of which we paid $2.1 million in cash.

•

Investments in unconsolidated entities. During the nine months ended January 31, 2013, we made investments to unconsolidated entities totaling $1.0 million compared to $4.2 million in the nine months ended January 31, 2012.

•

Capital expenditures. Lower capital expenditures by $4.8 million in the nine months ended January 31, 2013 related primarily to the timing of projects and a decrease in spending related to the closure of Maine Energy, our waste-to-energy facility.

Net cash provided by financing activities. Net cash provided by financing activities increased $33.1 million from the nine months ended January 31, 2012. The most significant items affecting the change in our financing cash flows are summarized below:

•

Stock issuance. We sold 11.5 million shares of Class A common stock and received net proceeds from the registered public offering of $42.2 million after deducting underwriting discounts, commissions and offering expenses.

•

Debt activity. Increased debt borrowings by $206.6 million associated primarily with the offering of $125.0 million in additional 2019 Notes and additional 2011 Revolver borrowings. This more than offset the $201.1 million in increased debt payments associated primarily with the full redemption of the Second Lien Notes.

•	Tender premium and costs. A tender premium and tender costs of $10.7 million was paid as a part of the redemption of the Second Lien Notes.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were previously being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

We dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 during the second quarter of fiscal year 2013 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of January 31, 2013, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the Converted Bonds, no beneficial holder of the 2019 Notes and/or Converted Bonds is permitted to knowingly acquire 2019 Notes and/or Converted Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes and Converted Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes and Converted Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of January 31, 2013, that dollar amount was $48.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate volatility

We had interest rate risk relating to approximately $145.3 million of long-term debt at January 31, 2013. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at January 31, 2013. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, it would have an approximate interest expense change of $0.4 million for the quarter reported.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements that were previously being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

We dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 during the second quarter of fiscal year 2013 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013.

Commodity price volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of January 31, 2013, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% in the quarter ended January 31, 2013, management’s estimate of the impact on our operating income for such quarter is approximately $0.4 million. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of January 31, 2013, there were no accruals established related to our outstanding legal proceedings.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposal Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD. The deadline for execution of the Consent Order has recently been extended until March 27, 2013.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.7%). At January 31, 2013 and April 30, 2012, we have recorded liabilities of $5.3 million and $5.2 million, respectively, including the recognition of thirty-four thousand dollars and $0.1 million dollars of accretion expense in the in the three and nine months ended January 31, 2013 and 2012, respectively.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K for the year ended April 30, 2012, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of January 31, 2013, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2012 and in our Current Report on Form 8-K filed with the SEC on September 24, 2012. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Casella Waste Systems, Inc.

Date: March 5, 2013	By:	/s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 5, 2013	By:	/s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Stock Purchase Agreement dated December 6, 2012, by and among Casella Waste Systems, Inc. and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2012 (File No. 000-23211) and incorporated herein by reference).

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1 +	Certification of John W. Casella, Principal Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2013 and April 30, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended January 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended January 31, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended January 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

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