Form 10-K
period 2013-04-30
CASELLA WASTE SYSTEMS INC
filed 2013-06-27
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2012 was $173,812,415. The Company does not have any non-voting common stock outstanding.

There were 38,667,282 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at May 31, 2013. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at May 31, 2013.

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

As of May 31, 2013, we owned and/or operated 35 solid waste collection operations, 38 transfer stations, 16 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Strategy

Our goal is to build a sustainable and profitable company by transforming traditional solid waste streams into renewable resources. We believe that global competition for limited resources is creating significant business opportunities for companies that can sustain and extract value—in the form of energy and raw materials—from resources previously considered an irretrievable waste stream. Since the opening of our first recycling facility in Vermont in 1977, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. We strive to create long-term value for all stakeholders, which include customers, employees, communities and shareholders.

Our key objective is to maximize long-term shareholder value through a combination of financial performance and strategic asset positioning. Annually, we complete a comprehensive strategic planning process to assess and refine our strategic objectives in the context of our asset mix and the current market environment. This process helps the management team allocate resources to a range of business opportunities to maximize long-term financial returns and competitive positioning. As part of our most recent strategic review, business activities have been classified into four categories: “Core operations”, “Catalyst activities”, “Complementary activities”, or “Strategic non-fits.”

Core operations are the primary drivers of our long-term financial success, and include our collection, landfill, and municipal solid waste processing operations. These are operations that we seek to expand. Catalyst activities are businesses or investments that enhance growth in the Core operations, such as sludge processing or water treatment. Complementary activities are businesses or investments intended to leverage existing assets to improve performance, such as landfill gas-to-energy facilities. We generally do not look to grow Complementary activities unless it is to further enhance returns on existing assets or to take advantage of existing assets and infrastructure to support growth in our Core operations. Strategic non-fits are activities that no longer enhance or complement the Core operations, which may be divested at the appropriate time, such as our investments in US GreenFiber LLC (“GreenFiber”) and RecycleRewards, Inc.

We plan to focus our efforts in four key areas in fiscal year 2014: (1) sourcing incremental volumes to Western New York and Pennsylvania landfills; (2) driving additional profitability at collection operations; (3) executing Eastern region strategy; and (4) differentiating business with resource solutions.

We have also realigned our incentive compensation programs in fiscal year 2014 to provide alignment with our long-term goal to improve returns on invested capital.

Sourcing incremental volumes to Western New York and Pennsylvania landfills

We believe that one of our greatest opportunities to generate additional cash flows is to source incremental volumes to our Western New York and Pennsylvania landfills. We own and/or operate five landfills in this region (Ontario County, Hyland, Hakes, Chemung County, and McKean) that generally operate as an extended waste shed; sourcing waste volumes from both local markets and long-haul sources. We work to balance waste flows across these sites to maximize site utilization.

Over the last five years we have experienced volume declines at our Western New York and Pennsylvania landfills, with the declines driven by lower C&D, environmental remediation, and natural gas drilling waste volumes. These declines have significantly impacted profitability because of the high fixed costs inherent at a landfill.

We have set a goal to source an additional 0.5 million tons annually by fiscal year 2015 to the Western New York and Pennsylvania landfills to increase annual overall capacity utilization from the current 65 percent to over 85 percent. We believe that maximizing annual capacity utilization and spreading fixed costs over a larger number of tons will improve the profitability and cash flows at these landfills.

To achieve this goal, we have taken a number of steps to attract additional tonnages from new sources including:

•	Hired two new landfill managers and reorganized our landfill sales organization to better align resources to opportunities in special waste, rail transportation, and Canadian markets.

•

Created a special waste team (including both technical and sales functions) and supporting IT infrastructure to work with industrial, environmental remediation, and oil and gas customers to source and permit new waste streams into our landfills.

•

Launched a rail strategy that when completed will increase our geographic reach to access new markets that are not economically viable to transfer waste via long-haul truck trailers. The lower cost per ton to move waste via rail will allow us to source volumes from several new major population centers in the Northeast. While this strategy is still in development, it is expected to have positive implications for two New York sites that require transload from a nearby rail-yard and direct transfer at the McKean landfill in Pennsylvania. We are particularly well situated at the McKean landfill because the site has a rail line that accesses the facility and a 5,000 tons per day permit to accept waste via rail.

•	Initiated efforts to source waste streams from the Canadian markets into our landfills via either long-haul or rail.

Driving additional profitability at collection operations

Over the past four fiscal years we undertook an effort to streamline our local collection operations into market areas, consolidate back-office functions to a shared services center, and standardize and centralize key operating and pricing functions to our corporate office. Our initial focus with these efforts was to reduce costs, improve our service levels, and to more effectively price our services in each local market.

Our local collection teams have successfully moved pricing from an annual process to a core process that is continually reviewed and adjusted throughout the fiscal year. The division management and sales teams use our customer profitability analytics tool to calculate customer level profitability and then have the ability to increase pricing where appropriate to offset cost increases. We continue to yield success from our collection pricing programs (with commercial and residential collection price growth +2.0% in fiscal year 2013) and we plan to continue the same programs into fiscal year.

For fiscal year 2014 we have adjusted our sales force incentive compensation program to better support our efforts to drive responsibility to the local operating level. We have introduced a uniform commission structure tracking and payment system to help our local teams administer customized commission structures for each sales representative, while maintaining a consistent system to track performance.

Collection routes are the basic building blocks of our solid waste business and we believe that it is imperative for us to ensure that each route is profitable and is covering the cost of truck and container capital. We have developed and launched a route profitability tool to help our operating teams analyze and improve their routing productivity. We expect these efforts to reduce our operating costs and improve our capital efficiency.

In fiscal year 2014 we plan to increase the frequency of re-routing existing customers to improve efficiencies and take trucks off the road. We also plan to complete a company-wide evaluation of existing customer service levels, service types, equipment selection and types of trucks servicing each account to ensure that we are maximizing profitability and asset utilization. And last of all, we plan to revamp our marketing and sales efforts to ensure that we are focusing on densifying existing routes.

Executing Eastern region strategy

Several years ago we outlined a comprehensive strategy to improve the profitability and cash flows of our under-performing Eastern region. We have had excellent success executing this strategy and we believe that our Eastern region is well positioned to improve key financial metrics over the next two fiscal years.

This strategy focused on the following key initiatives to improve the asset mix and operating performance of the region:

•

In January 2012, the Town of Bethlehem, New Hampshire voters approved a zoning change and resultant settlement of on-going litigation, allowing an expansion of approximately 1.7 million tons at our North Country Environmental Services (“NCES”) landfill. We have capitalized on this expansion at our NCES landfill by shifting waste volumes from the closed Maine Energy Recovery Company LP (“Maine Energy”) facility and by internalizing volumes from the Bestway Disposal Services and BBI Waste Services (“BBI”) acquisition.

•

On November 30, 2012, we sold the low margin, capital intensive Maine Energy to the City of Biddeford, Maine for total consideration of $6.7 million to be paid over 21 years. Maine Energy was then permanently closed on December 31, 2012, and on January 2, 2013, we began transferring waste through our newly constructed transfer station in Westbrook, Maine to other disposal facilities, including our NCES landfill in New Hampshire and our Southbridge landfill in Massachusetts.

•

On December 6, 2012, we completed the acquisition of all of the outstanding capital stock of BBI. BBI’s operations overlay well with our footprint in New Hampshire and Maine and we expect the acquisition to drive incremental value from our existing operations through operational synergies and internalization benefits, and to provide a growth platform in several new market areas.

•

On January 18, 2013, the Massachusetts Department of Environmental Protection increased the annual permit limit at our Southbridge landfill to approximately 0.4 million tons per year of municipal solid waste from the previous limit of 0.3 million tons per year of municipal solid waste. We have begun to increase tonnages to the site, and given the limited disposal capacity in the Massachusetts market, we expect to be operating at our newly permitted annual tonnage level by the summer of 2013.

We expect to further improve operating performance in the Eastern region over the next two years through the anticipated divestiture of a low margin C&D processing operation in fiscal year 2014, the expiration of the high-cost out-of-market Ogden put-or-pay waste disposal contract in December 2014, and further integration of our operations through a full suite of customer solutions.

Differentiating business with resource solutions

To complement our traditional solid waste offerings, we have developed a set of resource solutions and invested in select assets that enhance our ability to support emerging customer and market needs. Our resource solutions strategy seeks to leverage core competencies in materials processing, industrial recycling, clean energy, and organics to create additional value from the waste stream for our customers.

Our Customer Resource Solutions (“CRS”) team, previously Major Accounts, works with multi-location customers, colleges and universities, municipalities, and industrial customers to develop customized solid waste solutions. The focus of this team is to help these large scale organizations achieve waste reduction and diversion goals to meet their economic and environmental objectives. By providing a unique set of resource solutions we are able to differentiate our services, which enables us to win new business, including traditional solid waste collection and disposal.

As a key strategy to improve existing asset utilization and to advance our resource transformation strategy, we have invested in five Zero-Sort Recycling facilities that we own or operate under long-term operating agreements. With Zero-Sort Recycling, customers can commingle all of their recyclables (paper, cardboard, plastics, metals, and glass) into a right-sized residential container or commercial dumpster. By making it easier for a customer to recycle, we increase recycling participation and yields, thereby increasing volumes through the Zero-Sort Recycling facilities and increasing asset utilization.

We now have landfill gas-to-energy facilities at six of our landfills, with four of the landfill gas-to-energy facilities owned and operated by us and two owned and operated by partners. We consider the landfill gas-to-energy facilities to be complementary to our core landfill assets because they extract additional value from the landfill methane and support our low-emission landfill model.

Our organics team has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Through our Earthlife® soils products, we offer a wide array of recycled organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We have also recently invested in and partnered with AGreen Energy, LLC, an innovative firm that is building small anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.

Operational Overview

Our solid waste and recycling operations comprise a full range of non-hazardous solid waste services, including collections, transfer stations, material recovery facilities (“MRFs”) and disposal facilities.

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

Material Recovery Facilities. Our MRFs receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We operate five MRFs within our Recycling region in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs, two of which are located in Vermont, two in Massachusetts and one in New York, are large-scale, high-volume facilities that process over 0.4 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate smaller MRFs, which generally process recyclables collected from our various residential collection operations.

Landfills. We operate nine solid waste Subtitle D landfills and one landfill permitted to accept C&D materials. Revenues are received from municipalities and customers in the form of tipping fees. The estimated capacity at our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites.

The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, as of April 30, 2013, 2012 and 2011, for landfills we operated during the fiscal years then ended:

	April 30, 2013			April 30, 2012			April 30, 2011
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	39,593	78,415	118,008	41,678	79,194	120,872	36,411	66,661	103,072

Acquisitions, divestitures and closures	-	-	-	-	-	-	2,392	-	2,392
New expansions pursued (3)	-	-	-	-	-	-	-	7,255	7,255
Permits granted (4)	-	-	-	-	-	-	1,124	(1,124)	-
Airspace consumed	(3,100)	-	(3,100)	(3,238)	-	(3,238)	(3,257)	-	(3,257)
Changes in engineering estimates (5)	(1,713)	(2,479)	(4,192)	1,153	(779)	374	5,008	6,402	11,410

Balance, end of year	34,780	75,936	110,716	39,593	78,415	118,008	41,678	79,194	120,872

(1)	We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons generally by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits place a daily and/or annual limit on capacity.

(2)	Represents capacity which we have determined to be “permittable” in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received; and (v) senior management has approved the project.

(3)	The increase in fiscal year 2011 was partially attributable to new expansions pursued at our Waste USA and NCES landfill sites.

(4)	The increase in permitted airspace in fiscal year 2011 was the result of permits received at our NCES landfill site.

(5)	The changes in airspace capacity in fiscal year 2013 and fiscal year 2011were largely the result of the effect that compaction had at our Western region landfills, based primarily on a change in waste mix inside of the three year average, which is primarily the result of the amount of drill-cutting materials being received.

NCES. The NCES landfill in Bethlehem, New Hampshire serves the wastesheds of New Hampshire and certain Vermont, Maine and Massachusetts wastesheds. The facility is one of only six operating permitted Subtitle D landfills in New Hampshire and is currently permitted to accept municipal solid waste and C&D material. Since the purchase of this landfill in 1994, we had experienced opposition from the Town of Bethlehem through the enactment of restrictive local zoning and planning ordinances. However, based on a series of agreements reached with the Town of Bethlehem during calendar year 2011, which agreements were approved at a town meeting on January 17, 2012, we have received all approvals from the Town of Bethlehem necessary to operate the landfill over an expanded footprint for an extended period of time (estimated at 14 years or more), subject to periodic approval of minor permit modifications from the New Hampshire Department of Environmental Services. All litigation between the Town of Bethlehem and us was dismissed with prejudice, upon joint motion of the parties.

Waste USA. The Waste USA landfill in Coventry, Vermont serves the major wastesheds throughout Vermont. The landfill is the only operating permitted Subtitle D landfill in Vermont and is permitted to accept residential and commercially generated municipal solid waste, pre-approved sludges, soils, and C&D material. Since our purchase of this landfill in 1995, we have expanded its capacity, which we expect to last through approximately fiscal year 2050.

Clinton County. The Clinton County landfill is located in Schuyler Falls, New York and serves the wastesheds of Clinton, Essex, Warren, Washington and Saratoga Counties in New York, and certain contiguous Vermont wastesheds. This landfill is permitted to accept residential and commercially generated municipal solid waste, C&D material and special waste which is approved by regulatory agencies. In fiscal year 2009, the facility received a permit for a multi-year landfill expansion, which will provide considerable additional volume. The Clinton County site commenced operation of a landfill gas-to-energy facility in fiscal year 2009 and has the capacity to generate 6.4 mW/hr of energy.

Juniper Ridge. On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation, pursuant to which the State of Maine took ownership of the landfill located in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator of that facility under a 30-year operating and services agreement between us and the State of Maine. The site is located on approximately 780 acres, with 68 acres currently dedicated for waste disposal. The site has sufficient acreage to permit the additional airspace required for the term of the 30-year operating and services agreement. The site is currently permitted to take waste originating from Maine, consisting of C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities, treatment plant sludge and biosolids, sandblast grits, oily waste and oil spill debris, and other approved special wastes from within Maine. There are no annual tonnage limitations at the Juniper Ridge landfill.

Southbridge. On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal owns a 13-acre recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate a 146-acre landfill currently permitted to accept residuals from the recycling facility and municipal solid waste. In June 2008, the Southbridge, Massachusetts Board of Health modified the landfill site assignment to allow the site to receive municipal solid waste from communities other than Southbridge and to increase the annual disposal volume from approximately 0.2 million tons per year to approximately 0.4 million tons per year. In May 2010, we received a permit from the Massachusetts Department of Environmental Protection which allowed the facility to accept approximately 0.2 million tons per year in total of C&D material and municipal solid waste without regard to the geographic origin of the waste. The Board of Health’s decision was appealed by opponents of the landfill and was decided in our favor by the Massachusetts Supreme Judicial Court in February 2012. In February 2012, we received a permit to accept 0.3 million tons of processed C&D material and municipal solid waste per year at the landfill. In January 2013, we received another permit to increase the capacity to 0.4 million tons of processed C&D material and municipal solid waste per year at the landfill.

Hyland. The Hyland landfill, located in Angelica, New York, serves certain wastesheds located throughout western New York. The facility is permitted to accept residential and commercially generated municipal solid waste, C&D material and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11 million cubic yards and we are currently seeking an additional 9.9 million cubic yards of permittable capacity. The landfill is currently permitted to accept approximately 0.3 million tons annually and has a minor modification pending with the New York State Department of Environmental Conservation to increase the annual capacity by 49%. In August 2008, the Hyland site commenced operation of a landfill gas-to-energy facility which has the capacity to generate 4.8 mW/hr of energy. This facility has nearby access to a rail siding and is being marketed to attract waste volumes shipped via rail.

Ontario. We entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County landfill, which is located in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both eastern and downstate New York markets. The site consists of approximately 380 total acres with additional potential expansions to allow for acceptance of an estimated total of 12.2 million tons. During fiscal year 2008 we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.6 million tons to 0.9 million tons. The Ontario site also houses a single stream recycling facility and a landfill gas-to-energy plant, which has the capacity to generate 11.2 mW/hr of energy.

Hakes. The Hakes C&D landfill in Campbell, New York is permitted to accept only C&D material. The landfill serves the rural wastesheds of western New York. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.3 million tons to 0.5 million tons. This facility has nearby access to a rail siding and is being marketed to attract waste volumes shipped via rail.

Chemung. We entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste, including the Chemung County municipal solid waste landfill and Chemung County C&D landfill, which are both located in the Town of Chemung, New York. We commenced operations on September 19, 2005. This landfill serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both eastern and downstate New York markets. The site consists of approximately 38 active acres permitted to accept 0.2 million tons of municipal solid waste per year and 12.8 active acres permitted to accept approximately twenty thousand tons of C&D material per year. The landfill has further expansion capabilities of an additional 25 acres and an estimated 6.4 million tons. In addition, in April 2010 we successfully negotiated an amendment to the management and lease agreement allowing the annual tonnage to be increased to 0.4 million tons per year, subject to regulatory approval. In September 2011, we were successful in securing a minor modification to the existing permit to allow for an additional annual increase of sixty-thousand tons of municipal solid waste resulting in the annual permitted capacity stated above.

McKean. We acquired the McKean landfill, which was subject to bankruptcy reorganization, in February 2011. This facility is located in Mount Jewett, McKean County, Pennsylvania and serves the Pennsylvania northern tier and New York southern tier wastesheds. The facility consists of 131 acres, of which 52.1 acres are dedicated to landfilling, and has a daily permitted capacity to receive one thousand tons. The site has more than 2.5 million cubic yards of remaining airspace with future expansion capacity for an additional 30 million cubic yards. Also, upon completion of the construction of a rail siding the site will have the capability to accept waste delivered by rail, including a permit to accept 5,000 tons per day. We expect this site to benefit from the Marcellus Shale natural gas extractions in the wastesheds served by the landfill. Additionally, a water treatment facility to service natural gas drillers by treating water generated from drilling activities began operations in October 2012.

Closure Projects. In April 2005, we started closure operations at the Worcester, Massachusetts landfill. In May 2013, we were successful in securing a permit to accept an additional 0.2 million tons of waste at the landfill. The Worcester landfill is not included in the preceding table of landfill capacity.

We also own and/or manage six unlined landfills and three lined landfills that are not currently in operation. We have closed and capped all of these landfills according to applicable environmental regulatory standards.

Operating Segments

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale recycling operations and our commodity brokerage operations. See Note 21 to our consolidated financial statements included under Item 8 of this Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment.

Within each geographic region, we organize our solid waste services around smaller areas that we refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in landfills, some of which may be owned and or operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each division operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.

Through the five MRFs and one commodity brokerage operation comprising the Recycling segment, Recycling provides services to our four anchor contracts, which have original terms ranging from five to twenty years and expire at various times through calendar year end 2028. The terms of each contract vary, but all of the contracts provide that the municipality or a third party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region.

The following table provides information about each operating segment (as of May 31, 2013 except revenue information, which is for the fiscal year ended April 30, 2013).

	Eastern Region	Western Region	Recycling
Revenues (in millions)	$168.4	$205.7	$39.1
Solid waste collection operations	15	20	—
Transfer stations	12	26	—
Recycling facilities	7	4	5
Subtitle D landfills	3	6	—
Other disposal facilities	—	1	—

Eastern region

The Eastern region consists of wastesheds located in Maine, southern and central New Hampshire and central and eastern Massachusetts. The Eastern region is vertically integrated, with transfer, landfill, organics and processing and recycling assets serviced by our collection operations. In February 2013, we aligned management of the NCES landfill with the Eastern region. NCES had been historically aligned with the Western region. This move, combined with the permitting approvals at Southbridge landfill, the opening of our transfer station in Westbrook, Maine, and the divestiture of Maine Energy, has helped reduce our overall reliance on waste-to-energy disposal capacity. Our December 2012 acquisition of BBI strengthened both our collection and transfer network in New Hampshire and Maine by adding three collection operations and four, either owned or operated, transfer stations, and contributing additional internalized solid waste and recycling volumes to our disposal facilities.

We entered the Maine market in 1996 and have grown organically and through small acquisitions transacted in the late 1990’s and early 2000’s. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine. In December, 2012 we acquired BBI, which gave us additional hauling and transfer capacity in southern Maine.

We entered the eastern Massachusetts and southern New Hampshire markets in 2000 and since have grown organically and through small acquisitions. In this market, we rely to a large extent on third party disposal capacity, but our NCES landfill and other assets have provided additional opportunities to internalize volumes. We believe we can continue to increase internalization rates in eastern Massachusetts as well with the increased capacity at the Southbridge landfill.

Western region

The Western region includes wastesheds located in Vermont, north and south western New Hampshire and eastern and upstate New York. The portion of eastern New York served by the Western region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties.

The Western region also consists of wastesheds in upstate New York, which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean. We entered these wastesheds in 1997 and have expanded largely through tuck-in acquisitions and organic growth. Our Western region collection operations include leadership positions in nearly every rural market outside of the larger metropolitan markets such as Syracuse, Rochester, Buffalo and Albany.

While we have achieved strong market positions in the New York wastesheds, we remain focused on increasing our vertical integration through extension of our reach into new markets and managing new materials. Maximizing these logistics through the use of rail, once implemented, longhaul trucks and trailer tippers at our facilities will increase our reach.

Recycling

Our Recycling segment is one of the largest processors and marketers of recycled materials in the eastern United States, comprised of five MRFs that process and then market recyclable materials that municipalities and commercial customers deliver under long-term contracts. Three of the five MRFs are leased and the other two are owned. In fiscal year 2013, the Recycling segment processed and/or marketed approximately 0.5 million tons of recyclable materials including tons marketed through our commodity brokerage operation. Recycling’s facilities are located in Vermont, New York and Massachusetts.

A significant portion of the material provided to Recycling is delivered pursuant to four anchor contracts. The anchor contracts have an original term of five to twenty years and expire at various times through 2028. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third party delivers the recycled materials to our facility. In some instances, the municipality will agree to deliver a guaranteed tonnage and pay a fee for any shortfall from the guaranteed tonnage. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials.

Our Recycling segment derives a significant portion of its revenues from the sale of recyclable materials. Since purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions, we use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive higher prices if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2013, 20% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts which may include floor prices. We also hedge, when applicable, against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices.

Casella-Altela Regional Environmental Services, LLC

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owns and operates one water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. In the third quarter of fiscal year 2013, we entered into an agreement with Altela, Inc., which increased our membership interest in CARES from 51% to 66.1% subject to a one-year claw back provision. As of April 30, 2013, Altela, Inc. had exercised certain contractual rights to increase its capital in order to reestablish its 49% membership interest in CARES. Therefore, our ownership interest in CARES is 51% as of April 30, 2013. In accordance with Accounting Standards Codification (“ASC”) 810-10-15, we consolidate the assets, liabilities, noncontrolling interest and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

GreenFiber Cellulose Insulation Joint Venture

We are a 50% partner in GreenFiber, a joint venture with Louisiana-Pacific Corporation (“LP”). GreenFiber, which we believe is the largest manufacturer of high quality cellulose insulation for use in residential dwellings and manufactured housing, was formed through the combination of our cellulose operations with those of LP. Based in Charlotte, North Carolina, GreenFiber has a national manufacturing and distribution capability and sells to contractors, manufactured home builders and retailers, including Home Depot, Inc. GreenFiber has eight manufacturing facilities, located in Delphos, Ohio; Elkwood, Virginia; Norfolk, Nebraska; Phoenix, Arizona; Tampa, Florida; Albany, New York; Waco, Texas; and Salt Lake City, Utah. GreenFiber utilizes a hedging strategy to help stabilize its exposure to fluctuating fiber costs, which generally represent approximately 35% of its raw material costs. Our investment in GreenFiber, which we account for under the equity method of accounting, amounted to $3.5 million and $6.5 million at April 30, 2013 and April 30, 2012, respectively.

Effective December 1, 2011, we and LP each guaranteed up to $2.2 million in support of GreenFiber’s modified and restated loan and security agreement. The guaranty could be drawn on upon an event of default and remained in place through, either, payment of the associated term loan under the security agreement or December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. In March 2013, we received notification that GreenFiber’s term loan had been called for redemption due to an event of default. In the fourth quarter of fiscal year 2013, we recorded a liability of $2.1 million, included in other accrued liabilities, as an investment in GreenFiber based on our guaranty. In May 2013, we and LP each contributed $2.1 million to GreenFiber to satisfy the guaranty and pay off the term loan in full. See Note 13 to our consolidated financial statements included under Item 8 for this Form 10-K for disclosure over the fair value of the guaranty.

As of April 30, 2013, we and LP are each committed to fund any liquidity shortfalls of GreenFiber related to covenant compliance as defined in GreenFiber’s modified and restated loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Tompkins County Recycling, LLC

In May 2011, we entered into a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a MRF located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our investment in Tompkins amounted to $0.3 million at April 30, 2013 and 2012, respectively.

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

The larger urban markets in which we compete are served by one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., that may be able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues and tax-exempt financing.

The insulation industry is highly competitive and labor intensive. In our cellulose insulation manufacturing activities, GreenFiber, our joint venture with LP, competes primarily with manufacturers of fiberglass insulation such as Owens Corning, CertainTeed Corporation and Johns Manville. These manufacturers have significant market shares and are substantially better capitalized than GreenFiber.

Marketing and Sales

We have fully integrated sales and marketing strategies, originating at the enterprise level, with the primary focus of acquiring and retaining commercial, industrial, municipal and residential customers. Our business strategy focuses on creating a highly differentiated sustainable resource management model that meets customers’ unique needs and provides value “beyond the curb”.

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

The CRS team, previously Major Accounts, continues to serve customers with multiple locations with added focus on growing our share of business with municipal, institutional and industrial customers. This enhancement provides customers with a broader set of solutions through the support of our regional and divisional sales and retention efforts.

Marketing activities are focused on attracting new commercial and residential customers directly on-route in order to enhance profitability. Marketing campaigns are integrated with sales personnel and the centralized Customer Care Center.

Employees

As of May 31, 2013, we employed approximately 1,800 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,400 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 60 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.

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

We self insure for automobile and workers’ compensation coverage. Our maximum exposure in fiscal year 2013 under the workers’ compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan was approximately $0.8 million per individual event, after which reinsurance takes effect.

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

We hold a 19.9% ownership interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to us to secure our contractual obligations for certain municipal solid waste collection contracts and landfill closure and post-closure obligations.

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

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. Our previously owned waste-to-energy facility, Maine Energy, which was sold in fiscal year 2013, was also subject to federal energy law. The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material costs to bring our operations into environmental compliance, although there can be no assurance in this regard for the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and regulatory enforcement actions. We attempt to anticipate future legal and regulatory requirements and to carry out plans intended to keep our operations in compliance with those requirements.

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

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”)

The Clean Water Act regulates the discharge of pollutants into the “waters of the United States” from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, “solid waste management facilities”). If run-off, treated leachate from our solid waste management facilities, or distilled water from our treatment plant, is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off or leachate is discharged to a treatment facility that is owned by a local municipality. Finally, virtually all solid waste management facilities must comply with the EPA’s storm water regulations, which regulate the discharge of impacted storm water to surface waters.

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

In June 2010, the EPA issued the so-called “GHG Tailoring Rule”, which described how certain sources that emit GHG would be subject to heightened Clean Air Act PSD / Title V regulation. In July 2011, however, the EPA promulgated a rule that, broadly, deferred for three years its development of those regulations with regard to sources emitting carbon dioxide from biomass-fired and other “biogenic” sources. This exemption has been challenged in federal court by a number of environmental groups.

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

The Clean Air Act regulates emissions of air pollutants from our processing facilities. The EPA has enacted standards that apply to those emissions. It is possible that the EPA, or a state where we operate, will enact additional or different emission standards in the future.

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

The Public Utility Regulatory Policies Act of 1978, As Amended (“PURPA”)

The PURPA exempts qualifying facilities from most federal and state laws governing the financial organization and rate regulation of electric utilities, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility’s full “avoided cost”. Our four landfill gas-to-energy facilities are self- certified as “qualifying facilities”.

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

There has been an increasing trend at the state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, beverage containers, newspapers, household appliances and electronics such as computers, and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities. Vermont, for example, in 2012 enacted Act 148, containing among other things, a phased waste ban for recyclables, organics and leaf/yard waste. The bill became effective July 1, 2012.

Massachusetts revised its regulations governing solid waste management with a framework to encourage the re-use of organic waste material and prohibiting such material from disposal.

New York State is considering revisions to its regulations governing solid waste management, 6 NYCRR Part 360.

In September 2011, the New York State Department of Environmental Conservation (the “DEC”) released the revised draft supplement to the Generic Environmental Impact Statement on the Oil, Gas and Solution Mining Regulatory Program. The DEC and the New York State Department of Health are in the process of reviewing the tens of thousands of comments received on its proposed regulations governing the practice of hydraulic fracturing in the drilling for oil and gas in the Marcellus and Utica Shale plays and awaiting direction from the New York State Governor’s office.

In a related matter, Congress has asked the EPA to conduct a study to better understand any potential impacts of hydraulic fracturing on drinking water and ground water. The scope of the research includes the full lifespan of water in hydraulic fracturing; including, water acquisition, chemical mixing, injection, flow-back and production water and finally wastewater treatment and waste disposal. The first progress report was released in December 2012. A final draft report is expected to be released for public comment and peer review in 2014.

Executive Officers of the Company

Our executive officers and their respective ages as of May 31, 2013 are as follows:

Name	Age	Position

Executive Officers

John W. Casella	62	Chairman of the Board of Directors, Chief Executive Officer and Secretary

Edwin D. Johnson	56	President and Chief Operating Officer

Edmond “Ned” R. Coletta	37	Senior Vice President and Chief Financial Officer

Christopher B. Heald	48	Vice President and Chief Accounting Officer

David L. Schmitt	62	Senior Vice President and General Counsel

John W. Casella has served as Chairman of our Board of Directors since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella served as our President from 1993 to July 2001 and as Chairman of our Board of Directors from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions, including the National Recycling Coalition, Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, the Vermont State Chamber of Commerce and the Rutland Industrial Development Corporation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton University and a Bachelor of Science in Business Education from Castleton State College. Mr. Casella is the brother of Douglas R. Casella, a member of our Board of Directors.

Edwin D. Johnson has served as our President and Chief Operating Officer since December 2012 and as our Senior Vice President and Chief Financial Officer from July 2010 until December 2012. From March 2007 to July 2010, Mr. Johnson served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer at Waste Services, Inc, a solid waste services company. From November 2004 to March 2007, Mr. Johnson served as Chief Financial Officer of Expert Real Estate Services, Inc., a full service real estate brokerage company. Mr. Johnson holds an MBA from Florida International University and a Bachelor of Science in Accounting and Administration from Washington & Lee University.

Edmond “Ned” R. Coletta has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2012. Mr. Coletta joined us in December 2004 and has served in positions of increasing responsibility, including most recently as our Vice President of Finance and Investor Relations. From 2002 until he joined us, Mr. Coletta served as the Chief Financial Officer and was a member of the Board of Directors of Avedro, Inc. (FKA ThermalVision, Inc.), an early stage medical device company that he co-founded. From 1997 to 2001, he served as a research and development engineer for Lockheed Martin Michoud Space Systems. Mr. Coletta holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science in Materials Science Engineering from Brown University.

Christopher B. Heald has served as our Vice President of Finance and Chief Accounting Officer since January 2013. Mr. Heald joined us in September 2001 and has served in positions of increasing responsibility, including most recently as our Director of Financial Reporting and Analysis from July 2010 to January 2013. Mr. Heald has also served as our Accounting Manager. Mr. Heald is a Certified Public Accountant and holds a Bachelor of Science in Business Administration from the University of Vermont.

David L. Schmitt has served as our Senior Vice President and General Counsel since June 2012. Mr. Schmitt joined us in May 2006 as our Vice President, General Counsel. Prior to that, Mr. Schmitt served as President of his privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC, a project development firm specializing in the production of ethanol and CO2, as well as the recovery of methane from solid waste landfills. He served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., retailer in the northeast United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc., a multi-faceted corporation specializing in the development, ownership and operation of large scale refuse-to-energy waste disposal and power facilities, as well as other alternate fuel facilities. He is admitted to the Bar of Pennsylvania, and holds a Juris Doctor, cum laude, from Duquesne University School of Law and a Bachelor of Arts degree from Pennsylvania State University.

Available Information

Our website is www.casella.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A, and any amendments to those materials filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is www.sec.gov.

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

Risks Related to Our Business

General economic conditions have adversely affected our revenues and our operating margin and may impact our efforts to pay our outstanding indebtedness.

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

We face substantial competition in the solid waste services industry, and if we cannot successfully compete in the marketplace, our business, financial condition and results of operations may be materially adversely affected.

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

As is generally the case in our industry, some municipal contracts are subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies or replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our revenues would decrease and our operating results could be materially adversely affected.

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

Our GreenFiber insulation manufacturing joint venture with Louisiana-Pacific Corporation competes principally with national manufacturers of fiberglass insulation that have substantially greater resources than GreenFiber does. If GreenFiber is unable to successfully compete in the marketplace, its business and financial condition could be materially adversely affected.

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources, which may adversely impact volumes and tipping fees at our landfills.

As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource, and accordingly, new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of waste. These alternatives have impacted and will continue to impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and that we in particular, can charge for utilization of landfill space. As a result, our revenues and operating margins could be materially adversely affected due to these disposal alternatives.

The waste industry is subject to extensive government regulation, and we incur substantial costs to comply with environmental requirements. Failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties, and judgments, and impose limits on our ability to operate and expand.

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

We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. At April 30, 2013, we had recorded $5.3 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or that our share of the cost will not exceed our estimates.

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

See also Item 1, Business - Regulation, Item 3, Legal Proceedings and Note 11 to our consolidated financial statements included under Item 8 of this Form 10-K.

Our results of operations could continue to be affected by fluctuating commodity prices or market requirements for recyclable materials.

Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials, particularly newspaper, corrugated containers, plastic and ferrous and aluminum metals, was affected by unprecedented price decreases in October 2008, resulting in a severe impact on our results of operations. As we approach the summer months of calendar year 2013, the commodity markets expect to see an impact from Operation Green Fence, a China government policy directed to decrease the level of trash entering the country as all shipments of recycled materials will be required to keep contaminates under a 1.5 percent contaminate level. In return, this is expected to redirect marketable recyclables domestically thereby flooding the United States mills and driving price downwards. As such, prices will continue to be volatile due to numerous factors beyond our control. Although we may seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Our business requires a high level of capital expenditures.

Our business is capital intensive. Capital expenditures related to acquisition activities, which were $1.7 million in fiscal year 2013, consist of costs for equipment added directly as a result of new business growth related to an acquisition. Capital expenditures related to growth activities, which were $12.2 million in fiscal year 2013, typically consist of costs related to the development of new airspace, permit expansions and new recycling contracts, along with incremental costs of equipment and infrastructure added to further such activities.

Capital expenditures related to maintenance activities, which were $40.8 million in fiscal year 2013, consist of landfill cell construction costs not related to airspace expansion, costs of normal permit renewals and replacement costs for equipment due to age or obsolescence. We must use a substantial portion of our cash flows from operating activities toward maintenance capital expenditures, which reduces our flexibility to use such cash flows for other purposes, such as reducing our indebtedness. Our capital expenditures could increase if we make acquisitions or further expand our operations or as a result of factors beyond our control, such as changes in federal, state or local governmental requirements. The amount that we spend on capital expenditures may exceed current expectations, which may require us to obtain additional funding for our operations or impair our ability to grow our business.

Our business is geographically concentrated and is therefore subject to regional economic downturns.

Our operations and customers are concentrated principally in New England and New York. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase. For example, at times, a substantial portion of the material delivered to our Chemung, Hakes, Hyland and McKean landfills consists of extractions from the Marcellus Shale formations in Pennsylvania. These extractions are the subject of political opposition and there can be no assurance that they will not be halted or retried. Additionally, drilling activity that produces these extractions has been negatively impacted by lower natural gas pricing. In such an event, as is the current situation, our revenues from these landfills are materially adversely affected.

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

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2013, we used approximately 5.8 million gallons of diesel fuel in our solid waste operations. Although, we have a “fuel and oil recovery fee” program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility, we cannot assure you that we can pass this fee on to our customers where their contracts and competition conditions permit.

We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third party financial assurance to secure our contractual obligations.

Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from Evergreen, in which we hold a 19.9% equity interest. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.

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

In the fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we reviewed the asset group for impairment and recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration of the facility, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyer’s borrowing rate. In the first quarter of fiscal year 2013, we executed a purchase and sale agreement to sell the real property of Maine Energy to the City of Biddeford, Maine. In the third quarter of fiscal year 2013, we closed the facility and initiated its decommissioning process.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of May 31, 2013, approximately 3.6% of our employees were represented by unions.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.

As of April 30, 2013, we had approximately $497.9 million of outstanding principal indebtedness (excluding approximately $35.3 million of outstanding letters of credit issued under the revolving credit and letter of credit facility due March 18, 2016 (the “Senior Credit Facility”)) and an additional $69.0 million of unused commitments under the Senior Credit Facility. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:

•

requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes, including capital expenditures and acquisitions;

•	places us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

•	limits our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness and to fund planned capital expenditures, will depend on our ability to generate cash in the future which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our debt agreements limit our ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of our assets have been pledged to secure repayment of our indebtedness under the Senior Credit Facility. In addition, we may not be able to sell assets quickly enough or for amounts sufficient to enable it to meet our obligations.

The agreements governing our various debt obligations impose restrictions on our business and adversely affect our ability to undertake certain corporate actions.

The agreements governing our various debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur additional debt;

•	create liens;

•	make certain investments;

•	enter into certain transactions with affiliates;

•	declare or pay dividends, redeem stock or make other distributions to stockholders; and

•	consolidate, merge or transfer or sell assets.

The Senior Credit Facility requires us to meet a number of financial ratios and covenants and restricts our ability to make certain capital expenditures.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The Senior Credit Facility also restricts our ability to make capital expenditures. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Senior Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Senior Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Our ability to make acquisitions may be adversely impacted by our outstanding indebtedness and by the price of our stock.

Our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, will be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness include covenants that directly restrict, or have the effect of restricting, our ability to make certain acquisitions while this indebtedness remains outstanding. To the extent that the amount of our outstanding indebtedness continues to have a negative impact on our stock price, using our Class A common stock as consideration will be less attractive for potential acquisition candidates. In the past, the trading price of our Class A common stock on the NASDAQ Global Select Market has limited our willingness to use our equity as consideration and the willingness of sellers to accept our shares and as a result has limited, and could continue to limit, the size and scope of our acquisition program. If we are unable to pursue acquisitions that would enhance our business or operations, the potential growth of our business and revenues may be adversely affected.

Risks Related to Our Common Stock

Our Class B common stock is entitled to ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At April 30, 2013, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2013, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 24.2% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters submitted to stockholders for approval consideration.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At May 31, 2013, we operated nine subtitle D landfills, four of which we own and five of which we lease, one landfill permitted to accept C&D materials that we own, 38 transfer stations, 23 of which are owned, 12 of which are leased and three of which are under operating contract, 35 solid waste collection facilities, 20 of which are owned and 15 of which are leased, 16 recycling processing facilities, nine of which are owned, six of which are leased and one of which is under an operating contract, four landfill gas-to-energy facilities that we own, and we utilized 18 corporate office and other administrative facilities, three of which are owned and 15 of which are leased (See Item 1, Business, of this Form 10-K for property information by operating segment).

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of April 30, 2013, aside from the settlement discussed in the New York State Tax Litigation Matter, there were no accruals established related to our outstanding legal proceedings.

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

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3.2 million dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents were executed effective October 1, 2012. Pursuant to the terms of the settlement we will not be required to make a cash payout. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. This matter is now closed.

New York State Tax Litigation Matter

On January 18, 2011, certain of our subsidiaries doing business in New York State received a Notice of Deficiency from the New York State Department of Taxation and Finance asserting liability for corporation franchise tax for one or more of the tax years ended April 30, 2004 through April 30, 2006. The Notices, in the aggregate, asserted liability of $3.9 million, comprising $2.2 million of tax and $1.7 million of penalties and interest. New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries for each of the years audited. Subsequent tax years to the present would also have been subject to Notices of Deficiency.

We filed Petitions for Redetermination (“Petitions”) with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions that was scheduled for December 12, 2012 was rescheduled to April 18-19, 2013. Prior to the hearing, we reached agreement with the State, and executed a “Closing Agreement”, dated April 16, 2013, pursuant to which we agreed to pay $0.8 million to the State to satisfy all alleged actual or potential tax deficiencies through April 30, 2010. Payment was made in May 2013. Of the $0.8 million payment, which was recognized in fiscal year 2013, $0.4 million represented taxes and $0.4 million represented interest. This settlement was a small portion of the potential tax liability sought by the State, and we have not made any change to our practice of filing combined returns in New York. No audit has been initiated for tax years after 2010.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD. The deadline for execution of the Consent Order has recently been extended until July 31, 2013.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.7%). As of April 30, 2013 and April 30, 2012, we have recorded liabilities of $5.3 million and $5.2 million, respectively, including the recognition of $0.1 million and $0.1 million of accretion expense in the fiscal years ended April 30, 2013 and 2012, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and expect the remainder of the warrants to be issued in fiscal year 2014. We have not assumed that any proceeds from the sale of securities received in payment of these claims will reduce our exposure.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the Nasdaq Global Select Market (the “NASDAQ Stock Market”) under the symbol “CWST”. There is no established trading market for our Class B common stock. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the NASDAQ Stock Market.

Period	High	Low
Fiscal Year Ending April 30, 2012
First quarter	$6.99	$5.00
Second quarter	$6.90	$4.50
Third quarter	$7.10	$5.50
Fourth quarter	$7.15	$5.73
Fiscal Year Ending April 30, 2013
First quarter	$6.17	$4.81
Second quarter	$5.55	$4.05
Third quarter	$4.74	$3.76
Fourth quarter	$4.74	$3.87

On May 31, 2013, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $4.08 and $4.00, respectively. As of May 31, 2013 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, we have assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

Dividends

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

The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from April 30, 2008 through April 30, 2013, with the cumulative total return on the NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group on the NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2008 of $100.00 in our Class A common stock at the closing price on such date, in the NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	April 30,	April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2009	2010	2011	2012	2013
Casella Waste Systems, Inc.	$100.00	$19.32	$48.41	$63.41	$56.57	$40.90
NASDAQ Composite	$100.00	$70.90	$102.30	$121.78	$129.72	$142.02
Peer Group (1)	$100.00	$65.48	$106.71	$139.31	$135.52	$154.30

(1)	The peer group is comprised of securities of Waste Connections, Inc. and Progressive Waste Solutions. Progressive Waste Solutions was added to the peer group in fiscal year 2013 to replace WCA Waste Corp., which was acquired by an infrastructure investment fund and is no longer publicly traded.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the fiscal years ended April 30, 2013, 2012 and 2011, and the consolidated balance sheets as of April 30, 2013 and 2012 are derived from the consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations and cash flows data for the fiscal years ended April 30, 2010 and 2009, and the consolidated balance sheet data as of April 30, 2011, 2010 and 2009 are derived from previously filed consolidated financial statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended April 30, (in thousands, except per share data)

	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$455,335	$467,950	$454,685	$449,678	$476,448
Cost of operations	323,014	318,068	306,014	294,416	316,843
General and administration	58,205	60,264	63,396	56,654	61,403
Depreciation and amortization	56,576	58,415	58,121	63,509	68,342
Severance and reorganization costs	3,709	-	-	185	1,370
Expense from divestiture, acquisition and financing costs	1,410	-	-	-	-
Asset impairment charge	-	40,746	3,654	-	355
Legal settlement	-	1,359	-	-	-
Development project charge	-	131	-	-	-
Environmental remediation charge	-	-	549	335	4,356
Bargain purchase gain	-	-	(2,975)	-	-
Gain on sale of assets	-	-	(3,502)	-	-
Goodwill impairment charge	-	-	-	-	53,681

Operating income (loss)	12,421	(11,033)	29,428	34,579	(29,902)
Interest expense, net	41,429	44,966	45,489	44,108	33,083
Other expense, net	23,501	20,111	10,626	2,355	1,366

Loss from continuing operations before income taxes and discontinued operations	(52,509)	(76,110)	(26,687)	(11,884)	(64,351)
(Benefit) provision for income taxes	(2,526)	1,593	(23,723)	3,016	6,212

Loss from continuing operations before discontinued operations	(49,983)	(77,703)	(2,964)	(14,900)	(70,563)
(Loss) income from discontinued operations, net	(4,480)	(614)	(2,198)	(138)	2,476
Gain on disposal of discontinued operations, net	-	725	43,590	1,180	63

Net (loss) income	(54,463)	(77,592)	38,428	(13,858)	(68,024)
Less: Net loss attributable to noncontrolling interest	(321)	(6)	-	-	-

Net (loss) income attributable to common stockholders	$(54,142)	$(77,586)	$38,428	$(13,858)	$(68,024)

Basic and diluted net (loss) income per common share (1)	$(1.59)	$(2.90)	$1.47	$(0.54)	$(2.66)

Basic and diluted weighted average common shares outstanding	34,015	26,749	26,105	25,731	25,584

	Fiscal Year Ended April 30, (in thousands)
	2013	2012	2011	2010	2009
Other Operating Data:
Capital expenditures	$54,761	$58,203	$54,588	$52,391	$54,351

Other Data:

Cash flows provided by operating activities	$43,861	$64,171	$48,209	$65,171	$70,609

Cash flows used in investing activities	$(89,189)	$(70,474)	$(55,103)	$(62,615)	$(62,898)

Cash flows provided by (used in) financing activities	$44,947	$10,229	$(117,895)	$(7,281)	$(16,408)

Balance Sheet Data:

Cash and cash equivalents	$1,755	$4,534	$1,817	$2,035	$1,838

Working capital, net (2)	$(28,800)	$(18,424)	$(5,362)	$(2,729)	$4,289

Property, plant and equipment, net	$422,502	$414,666	$452,536	$457,103	$460,682

Goodwill	$115,928	$101,706	$101,204	$100,526	$100,443

Total assets	$659,627	$633,743	$690,581	$754,814	$750,962

Long-term debt, capital, and financing lease obligations, less current maturities	$494,987	$475,199	$463,574	$564,032	$556,021

Total stockholders’ equity	$15,451	$18,231	$93,987	$50,296	$66,310

(1)	Computed as described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

(2)	Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

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

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically-integrated solid waste, recycling and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling and organics services. We operate in six states - Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

As of May 31, 2013, we owned and/or operated 35 solid waste collection operations, 38 transfer stations, 16 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition, or C&D, materials.

Acquisitions and Divestitures

Acquisitions

Beginning in fiscal year 2013, we put in place a dedicated business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.

We have made in the past, and we may make in the future, acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We face considerable competition for acquisition targets, particularly the larger and more meaningful targets, due to among other things our limited access to and weighted average cost of capital, but our strong relationships and reputation in the New England and upstate New York areas help to offset these factors.

During the fiscal year ended April 30, 2013, we acquired six solid waste hauling operations in the Western region for total consideration of $5.7 million, including $5.1 million in cash and $0.6 million in holdbacks to the sellers. We also acquired all of the outstanding capital stock of BBI in the Eastern region for total consideration, after recording a working capital adjustment defined in the agreement, of $22.4 million, including $19.7 million in cash and approximately 0.6 million shares of our Class A common stock, valued at an aggregate of $2.7 million. We recorded an additional $5.1 million to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amount recognized for income tax purposes. See Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, on December 6, 2012, provides us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region. Revenue generated from BBI amounted to approximately $7.3 million from December 6, 2012 through April 30, 2013.

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

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI Bio Fuels, Inc. (“Bio Fuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as a loss from discontinued operations. Assets of the disposal group classified as held-for-sale include certain inventory and plant and equipment. We recognized a $3.3 million charge associated with the adjustment of the disposal group to fair value as a loss from discontinued operations. There are inherent judgments and estimates used in determining impairment charges and the actual sale of a business can result in the recognition of an additional gain or loss.

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real property of Maine Energy, which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which shall be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. We initially recorded a charge to loss on divestiture of $0.4 million in the third quarter of fiscal year 2013 as a result of this transaction. In the fourth quarter of fiscal year 2013, as more information became available, we made revisions to the estimated costs associated with the divestiture, resulting in the reversal of the initial loss on divestiture of $0.4 million. We will continue to finalize estimates and get additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

There were no divestitures in fiscal year 2012.

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

The divestiture of our non-integrated recycling assets and select intellectual property assets included an estimated $3.8 million working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. The final working capital adjustment, along with additional legal expenses related to the transaction, of $0.6 million, and an additional working capital adjustment of $0.1 million, which related to our subsequent collection of receivable balances that were released to us for collection by the purchaser, were recorded as gain on disposal of discontinued operations (net of tax) in fiscal year 2012. In fiscal year 2011, we also completed the sale of certain assets in Southeastern Massachusetts for a total consideration of $7.8 million, with cash proceeds of $7.5 million. We recorded a gain on sale of assets of $3.5 million.

Results of Operations

The following table summarizes our revenues and cost and expenses from continuing operations for the fiscal years ended April 30, 2013, 2012 and 2011 (in millions and as a percentage of revenue):

	Fiscal Year Ended April 30,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Revenues	$455.3	100.0%	$468.0	100.0%	$454.7	100.0%

Operating expenses:
Cost of operations	323.0	70.9%	318.1	68.0%	306.0	67.3%
General and administration	58.2	12.8%	60.3	12.9%	63.4	13.9%
Depreciation and amortization	56.6	12.4%	58.4	12.5%	58.2	12.8%
Severance and reorganization costs	3.7	0.9%	-	0.0%	-	0.0%
Expense from divestiture, acquisition and financing costs	1.4	0.3%	-	0.0%	-	0.0%
Asset impairment charge	-	0.0%	40.7	8.7%	3.7	0.8%
Legal settlement	-	0.0%	1.4	0.3%	-	0.0%
Development project charge	-	0.0%	0.1	0.0%	-	0.0%
Environmental remediation charge	-	0.0%	-	0.0%	0.5	0.1%
Bargain purchase gain	-	0.0%	-	0.0%	(3.0)	-0.6%
Gain on sale of assets	-	0.0%	-	0.0%	(3.5)	-0.8%

	442.9	97.3%	479.0	102.4%	425.3	93.5%

Operating income (loss)	12.4	2.7%	(11.0)	-2.4%	29.4	6.5%

Other expense (income), net:
Interest expense, net	41.4	9.1%	45.0	9.6%	45.5	10.0%
Loss from equity method investments	4.4	1.0%	10.0	2.1%	4.1	0.9%
Impairment of equity method investment	-	0.0%	10.7	2.3%	-	0.0%
Loss on derivative instruments	4.5	1.0%	-	0.0%	-	0.0%
Loss on debt extinguishment	15.6	3.4%	0.3	0.1%	7.4	1.6%
Other income	(1.0)	-0.2%	(0.9)	-0.2%	(0.9)	-0.2%
(Benefit) provision for income taxes	(2.5)	-0.6%	1.6	0.3%	(23.7)	-5.2%

Loss from continuing operations	$(50.0)	-11.0%	$(77.7)	-16.6%	$(3.0)	-0.6%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, transfer, organics and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues from the sale of recyclable commodities and operations and maintenance contracts of recycling facilities for municipal customers. Revenues from our Other segment are made up of ancillary revenues including major customer accounts.

Our revenues are shown net of inter-company eliminations. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Fiscal Year Ended April 30,
	2013		2012		2011
Collection	$209.0	45.9%	$205.4	43.9%	$199.9	44.0%
Disposal	115.0	25.3%	123.6	26.4%	118.8	26.1%
Power generation	11.3	2.4%	11.9	2.6%	12.8	2.8%
Organics and processing	45.4	10.0%	40.9	8.7%	39.2	8.6%

Solid waste operations	380.7	83.6%	381.8	81.6%	370.7	81.5%
Customer resource solutions	35.5	7.8%	38.3	8.2%	40.4	8.9%
Recycling	39.1	8.6%	47.9	10.2%	43.6	9.6%

Total revenues	$455.3	100.0%	$468.0	100.0%	$454.7	100.0%

Our revenues decreased $12.7 million, or 2.7%, and increased $13.3 million, or 2.9%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change for the Fiscal Years Ended		Change for the Fiscal Years Ended
	2013 vs. 2012		2012 vs. 2011
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$1.5	0.3%	$5.0	1.1%
Volume	(9.3)	-2.0%	3.1	0.7%
Commodity price & volume	0.9	0.2%	(0.3)	-0.1%
Acquisitions & divestitures	10.0	2.2%	3.2	0.7%
Closed landfills	(4.1)	-0.9%	-	0.0%

Total solid waste	(1.0)	-0.2%	11.0	2.4%

Customer resource solutions	(2.8)	-0.6%	(2.1)	-0.5%

Recycling Operations:
Commodity price	(10.6)	-2.3%	4.4	1.0%
Commodity volume	1.7	0.4%	-	0.0%

Total recycling	(8.9)	-1.9%	4.4	1.0%

Total revenue (decline) growth	$(12.7)	-2.7%	$13.3	2.9%

Solid waste revenues

•

The price change component in total solid waste revenues decline for the fiscal year ended April 30, 2013 is primarily the result of $2.1 million from favorable collection pricing, partially offset by $0.6 million from unfavorable disposal pricing, of which $0.4 million relates to landfills. The price change component in total solid waste revenues growth for the fiscal year ended April 30, 2012 is primarily the result of $5.1 million from favorable collection pricing, partially offset by $0.1 million from unfavorable disposal pricing, of which $0.3 million relates to landfills.

•

The volume change component in total solid waste revenues decline for the fiscal year ended April 30, 2013 is primarily the result of $7.5 million from collection volume decreases, $4.0 million from disposal volume declines, of which $4.7 million relates to landfills, partially offset by $2.3 million from organics and processing volume increases. The volume change component in total solid waste revenues growth for the fiscal year ended April 30, 2012 is primarily the result of $3.2 million from disposal volume increases and $1.0 million from organics and processing volume increases, partially offset by $1.2 million from collection volume decreases.

•

The commodity price and volume change component in total solid waste revenues decline for the fiscal year ended April 30, 2013 is primarily the result of $3.3 million from organics and processing volume increases and $1.1 million from favorable commodity pricing within power generation, partially offset by $2.3 million from unfavorable commodity pricing within processing and organics and $1.2 million from power generation volume declines. The commodity price and volume change component in total solid waste revenues growth for the fiscal year ended April 30, 2012 is primarily the result of $1.1 million from unfavorable commodity pricing within power generation and $0.2 million from organics and processing commodity volume decreases, partially offset by $0.9 million from favorable commodity pricing within organics and processing and $0.1 million from power generation volume increases.

•

The acquisitions and divestitures change component in total solid waste revenues decline for the fiscal year ended April 30, 2013 is primarily the result of $11.5 million in increased revenues from acquisitions, primarily associated with the BBI acquisition within the Eastern region, partially offset by $1.5 million in decreased revenues associated with the Maine Energy divestiture. The acquisitions and divestitures change component in total solid waste revenues growth for the fiscal year ended April 30, 2012 is the result of $4.5 million in increased revenues from acquisitions, partially offset by $1.3 million in decreased revenues associated with the divestiture of certain assets in Southeastern Massachusetts in fiscal year 2011.

Customer resource solutions and recycling revenues

•	The decrease in CRS revenues for the fiscal years ended April 30, 2013 and April 30, 2012 from the previous periods is primarily the result of $2.9 million and $2.1 million from volume declines.

•

The decrease in recycling revenues for the fiscal year ended April 30, 2013 from the previous period is the result of $10.6 million from unfavorable commodity prices in the marketplace, partially offset by $1.7 million in commodity volume increases. The increase in recycling revenues for the fiscal year ended April 30, 2012 from the previous period is primarily the result of favorable commodity prices in the marketplace.

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

Our cost of operations expense increased $4.9 million, or 1.5%, and $12.1 million, or 3.9%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. As a percentage of revenues, cost of operations was 70.9%, 68.0% and 67.3% for fiscal years ended April 2013, 2012 and 2011, respectively.

The change in our cost of operations during the fiscal year ended April 30, 2013 can largely be attributed to the following:

•

Third-party disposal cost increased $3.4 million due primarily to increased landfill disposal costs associated with additional volumes from the acquisition of BBI and increased waste-to-energy disposal costs associated with a diversion of tons to a third-party incinerator from one of our landfills.

•	Labor and related benefit costs increased $2.3 million associated with the acquisition of BBI and an increase in health care costs.

•

Direct operational costs increased $1.7 million due primarily to higher equipment rental and lease costs associated with an increase in fleet and landfill equipment rentals, depletion of landfill operating lease obligations and a decrease in the gain related to the sale of fixed assets.

•

Hauling costs increased $0.8 million due primarily to increased transportation costs associated with additional volumes from the acquisition of BBI and a higher volume of organic materials being processed within organics and processing. The increase in transportation costs associated with BBI and organics and processing was partially offset by reductions in transportation costs associated with lower solid waste collection volumes and the divestiture of Maine Energy.

•	Vehicle maintenance costs increased $0.3 million due to increased fleet maintenance costs and the timing of various maintenance projects within our Western region.

•	Direct costs related to purchased materials decreased $5.2 million associated primarily with lower commodity prices within the marketplace.

The change in our cost of operations during the fiscal year ended April 30, 2012 can largely be attributed to the following:

•

Hauling costs increased $4.8 million due to increased transportation costs associated with higher organics and processing volumes and higher disposal volumes related to landfill brokerage services, transfer station activity and transportation services to third-party customers.

•	Fuel costs increased $3.5 million due primarily to higher average fuel prices for the fiscal year ended April 30, 2012.

•

Direct operational costs increased $2.5 million due to higher leachate disposal costs associated with elevated rainfall amounts at our landfills in fiscal year 2012, increased other operating costs associated primarily with a commodities marketing agreement, increased depletion of landfill operating lease obligations and increased landfill operating costs related primarily to engineering and grounds maintenance, offset by decreased host and royalty fees.

•	Direct costs related to purchased materials increased $1.5 million due to higher recycling commodity prices for much of fiscal year 2012 and increased costs of purchased scrap metals.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense decreased $2.1 million, or 3.5%, and $3.1 million, or 4.9%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. As a percentage of revenues, general and administration expense was 12.8%, 12.9% and 13.9% for fiscal years ended April 2013, 2012 and 2011, respectively.

The change in our general and administration expense during the fiscal year ended April 30, 2013 can largely be attributed to the following:

•

Legal and consulting fees decreased $0.7 million for the fiscal year ended April 30, 2013 due primarily to fewer ongoing legal proceedings, despite $0.8 million of legal costs associated with the New York State Tax Litigation matter. See Notes 11 and 15 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

•

Labor, bonus and related benefit costs decreased $0.5 million for the fiscal year ended April 30, 2013 due to a reduction of salaries and wages associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013. Cost savings were partially offset by increased equity compensation costs, an increase in health care costs and additional personnel costs associated with the BBI acquisition.

•

Other general and administration costs, including travel and entertainment, telephone and advertising, decreased by $1.5 million for the fiscal year ended April 30, 2013 due primarily to additional cost savings associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013.

The change in our general and administration expense during the fiscal year ended April 30, 2012 can largely be attributed to the following:

•

Labor and related benefit costs decreased $3.0 million for the fiscal year ended April 30, 2012 due primarily to a $3.5 million one-time discretionary bonus that was granted in the fourth quarter of fiscal year 2011.

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

Our depreciation and amortization expense decreased $1.8 million, or 3.1%, and increased $0.2 million, or 0.3%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal years. As a percentage of revenues, depreciation and amortization expense was 12.4%, 12.5% and 12.8% for fiscal years ended April 2013, 2012 and 2011, respectively.

In the fiscal year ended April 30, 2013, depreciation expense decreased by $3.8 million associated largely with the Maine Energy impairment in the fourth quarter of fiscal year 2012 and Maine Energy’s ultimate divestiture in the third quarter of fiscal year 2013, which reduced our depreciable asset base. This was partially offset by $1.3 million in increased landfill amortization expense due to increased landfill volumes within the Eastern region, primarily at our Southbridge landfill, and $0.7 million in increased amortization expense associated with an increase in our intangible assets due primarily to the BBI acquisition.

In the fiscal year ended April 30, 2012, depreciation expense increased by $1.9 million due to timing and increased capital expenditures. This was partially offset by $1.4 million in decreased landfill amortization expense due primarily to rate changes and waste mix, which more than offset increased volumes.

Severance and Reorganization Costs

In the second quarter of fiscal year 2013, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we targeted improvements in certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a severance and reorganization charge of $1.8 million in the second quarter of fiscal year 2013 with respect to the realignment.

In the third and fourth quarters of fiscal year 2013, we recorded a $1.9 million severance charge related primarily to the closing of Maine Energy, see Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion, and a reorganization of senior management. The liability associated with severance and reorganization as of April 30, 2013, which is recorded in other accrued liabilities, is $0.7 million.

Expense from Divestiture, Acquisition and Financing Costs

The $1.4 million expense from divestiture, acquisition and financing costs is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the attempted refinancing of our senior second lien notes in the first quarter of fiscal year 2013 (the “Second Lien Notes”), $0.6 million of legal costs associated with the Maine Energy divestiture transaction, and $0.5 million of costs associated with the BBI acquisition.

Asset Impairment Charge

In fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyer’s borrowing rate.

In fiscal year 2011, we recorded an impairment charge of $3.7 million related to a recycling processing facility, as the fair value of the asset group was determined to be less than the carrying amount of the asset group. The fair value of the asset group was determined using a discounted cash flow analysis and estimates about the future cash flows of the asset group. The analysis included a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analysis are based on financial forecasts developed internally by management. The discount rate used was commensurate with the risks involved.

Legal Settlement

In the fiscal year ended April 30, 2012, our legal settlement expense increased $1.4 million due to legal settlements with Town of Seneca, New York and the Vermont Attorney General’s Office. In fiscal year 2012, we reached settlements with the Town of Seneca, New York for $0.4 million and the Vermont Attorney General’s Office for $1.0 million.

Development Project Charge

In the second quarter of fiscal year 2012, we recorded a charge of $0.1 million for deferred costs associated with certain development projects no longer deemed viable. As of April 30, 2013 and 2012, we had $1.6 million and $1.2 million of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

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

Gain on Sale of Assets

In fiscal year 2011, we completed the divestiture of the assets of our Cape Cod, Massachusetts operations along with the assets of our Rochester, Massachusetts transfer station. Total consideration for this sale amounted to $7.8 million, with cash proceeds of $7.5 million. We recorded a gain on this sale of assets of $3.5 million.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $3.6 million, or 0.8%, and $0.5 million, or 1.1%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. As a percentage of revenues, interest expense, net was 9.1%, 9.6% and 10.0% for fiscal years ended April 2013, 2012 and 2011, respectively.

The decrease in interest expense, net during the fiscal year ended April 30, 2013 can largely be attributed to lower interest rates associated with the redemption in October and November of 2012 of $180.0 million in aggregate principal balance outstanding 11.0% Second Lien Notes. The interest savings related to the redemption were partially offset by an increase in interest expense associated with higher average debt balances in fiscal year 2013, associated primarily with borrowings on the amended and restated senior secured revolving credit facility (the “2011 Revolver”) to redeem the Second Lien Notes and help fund operations and meet cash flow needs, and the conversion from a variable rate to a five year fixed term interest rate of 6.25% per annum on the $21.4 million Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005R-2 (the “Converted Bonds”).

The change in interest expense, net during the fiscal year ended April 30, 2012 can largely be attributed to lower interest rates related to the refinancing of our 2011 Revolver in March 2011 and the offering of our 7.75% senior subordinated notes due 2019 (the “2019 Notes”) in February 2011. Interest expense reductions related to lower interest rates in the fiscal year ended April 30, 2012 were partially offset by increased interest expense associated with higher average debt balances in fiscal year 2012.

Loss from Equity Method Investments

Our loss from equity method investments decreased $5.6 million and increased $5.9 million, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal years. Our equity method investments consist of the following investments:

GreenFiber. The improvement in fiscal year 2013 and the decline in fiscal year 2012 were largely due to GreenFiber impairing the entire amount of their goodwill in December 2011. We recorded our $5.1 million portion of the impairment charge in fiscal year 2012. The operational performance of GreenFiber, although improved from fiscal year 2012, has continued to be negatively impacted by the depressed manufactured home market and lack of new home construction.

Effective December 1, 2011, we and LP each guaranteed up to $2.2 million in support of GreenFiber’s modified and restated loan and security agreement. The guaranty could be drawn on upon an event of default and remained in place through, either, payment of the associated term loan under the security agreement or December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. In March 2013, we received notification that GreenFiber’s term loan had been called for redemption due to an event of default. In the fourth quarter of fiscal year 2013, we recorded a liability of $2.1 million, included in other accrued liabilities, as an investment in GreenFiber based on our guaranty. In May 2013, we and LP each contributed $2.1 million to GreenFiber to satisfy the guaranty and pay off the term loan in full. See Note 13 of our consolidated financial statements included in Item 8 of this Form 10-K.

Tompkins County We account for our 50% membership interest in Tompkins using the equity method of accounting. Our portion of the reported income from Tompkins for fiscal years 2013 and 2012 was immaterial.

Impairment of Equity Method Investment

In December 2011, GreenFiber performed a test for goodwill impairment. Based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10.7 million as impairment on equity method investment in fiscal year 2012.

Loss on Debt Extinguishment

In fiscal year 2013, we recorded a charge of $15.6 million as a loss on debt extinguishment related to the full refinancing of our Second Lien Notes. The loss on debt extinguishment consisted of a $2.7 million non-cash write off of deferred financing costs, a $2.1 million non-cash write off of the unamortized original issue discount and a $10.7 million charge associated with the early tender premium and tender fees associated with the redemption of the Second Lien Notes.

In fiscal year 2012, we recorded a charge of $0.3 million as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the original issuance by the Authority of $25.0 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005 (the “Bonds”). On February 1, 2012, we converted the interest rate to a fixed rate through January 31, 2017 using a conversion option, and remarketed, $21.4 million aggregate principal of the Bonds.

In fiscal year 2011, we recorded a charge of $7.4 million as a loss on debt extinguishment associated with fiscal year 2011 refinancing efforts, which included the write off of $1.4 million and $1.8 million in deferred financing costs associated with the senior secured term B loan due April 9, 2014 (the “2009 Term Loan”) and the 9.75% senior subordinated notes due February 1, 2013 (the “2013 Notes”), the write-off of the $5.0 million discount and $1.7 million premium associated with the 2009 Term Loan and 2013 Notes, a $1.0 million gain associated with the discount on the tender of the 2013 Notes and a $1.8 million loss associated with the consent payment on the 2013 Notes. Also included in this loss is a charge attributable to the $0.1 million non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations and other costs.

(Benefit) Provision for Income Taxes

Our (benefit) provision for income taxes from continuing operations decreased $4.1 million in fiscal year 2013 to ($2.5) million from $1.6 million in fiscal year 2012, and increased $25.3 million in fiscal year 2012 to $1.6 million from ($23.7) million in fiscal year 2011. The change in the provision from fiscal year 2012 to 2013 is primarily related to a ($5.1) million deferred tax benefit due to a reduction of the valuation allowance in connection with the recording of deferred tax liabilities related to the BBI acquisition, offset by *$0.8 million in current provision related to a settlement with the State of New York for corporate franchise tax for tax years April 30, 2004 through April 30, 2010. The (benefit) provision for income taxes for fiscal year 2013 and 2012 includes deferred tax provisions of $1.5 million and $1.8 million, respectively, due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets. The variance between fiscal year 2012 and 2011 primarily results from recognizing in fiscal year 2011 the tax benefit for utilization of net operating loss carryforwards and other deferred tax assets against the gain on the disposal of discontinued operations.

Discontinued Operations

Loss from Discontinued Operations, net

Discontinued operations in the fiscal years ended April 30, 2013, 2012 and 2011 represents the result of operations related to the planned business disposition of Bio Fuels and two separate transactions completed in fiscal year 2011: the sale of the non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business.

Our loss from discontinued operations, net in the fiscal year 2013 includes a $3.3 million loss associated with the adjustment to the carrying value of Bio Fuels to its fair value as a result of the planned business disposition of Bio Fuels. There are inherent judgments and estimates used in determining impairment charges and the actual sale of a business can result in the recognition of an additional gain or loss.

The operating results of the operations discussed above have been included in discontinued operations in the accompanying consolidated financial statements.

(Loss) Gain on Disposal of Discontinued Operations, net

Our gain on disposal of discontinued operations in the fiscal year ended April 30, 2011 was the result of two separate transactions in fiscal year 2011: the sale of the non-integrated recycling assets and select intellectual property assets and the sale of the Trilogy Glass business. We completed the divestiture of our non-integrated recycling assets and select intellectual property assets in the fourth quarter of fiscal year 2011 for $134.2 million in gross proceeds. This resulted in a gain on disposal of discontinued operations of $43.7 million (net of tax) in fiscal year 2011. We completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1.8 million. This resulted in a loss on disposal of discontinued operations of $0.1 million (net of tax) in fiscal year 2011.

Our gain on disposal of discontinued operations in the fiscal year ended April 30, 2012 was the result of the following: an additional working capital adjustment of $0.1 million (net of tax), which related to our subsequent collection of receivable balances that were released to us for collection and a working capital adjustment combined with other legal expenses totaling $0.6 million (net of tax) related to the sale of non-integrated recycling assets and select intellectual property assets.

Segment Reporting

The following table provides revenues and operating (loss) income (in millions) based on our segments for the fiscal years ended April 30, 2013, 2012 and 2011:

	Revenues			Operating Income (Loss)
	Fiscal Year Ended April 30
Segment	2013	2012	2011	2013	2012	2011
Eastern	$168.4	$163.1	$158.9	$(3.5)	$(42.1)	$(4.0)
Western	205.7	212.3	207.3	20.1	29.7	32.2
Recycling	39.1	47.9	43.6	(0.5)	5.4	4.1
Other	42.1	44.7	44.9	(3.7)	(4.0)	(2.9)

Total	$455.3	$468.0	$454.7	$12.4	$(11.0)	$29.4

Eastern Region

Our Eastern region revenues increased $5.3 million, or 3.2%, and $4.2 million, or 2.6%, respectively, for the fiscal years ended April 30, 2013 and 2012, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal years. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change for the Fiscal Years Ended		Change for the Fiscal Years Ended
	2013 vs. 2012		2012 vs. 2011
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$0.8	0.5%	$2.1	1.3%
Volume	1.3	0.8%	5.0	3.1%
Commodity price & volume	1.7	1.0%	(1.6)	-1.0%
Acquisitions & divestitures	5.6	3.4%	(1.3)	-0.8%
Closed landfills	(4.1)	-2.5%	-	0.0%

Total solid waste	$5.3	3.2%	$4.2	2.6%

•

The price change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2013 is primarily the result of $1.1 million from favorable collection pricing, partially offset by $0.3 million from unfavorable disposal pricing. The price change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $1.8 million from favorable collection pricing and $0.3 million from favorable disposal pricing.

•

The volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2013 is primarily the result of $3.5 million from disposal volume increases, of which $6.1 million relates to landfill volume increases and $3.8 million relates to volume decreases from Maine Energy that were not retained, and $0.4 million from organics and processing volume increases, partially offset by $2.6 million from collection volume decreases. The volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $3.9 million from disposal volume increases, $1.0 million from organics and processing volume increases and $0.1 million from collection volume increases.

•

The commodity price and volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2013 is primarily the result of $3.8 million from commodity volume increases associated with organics and processing and $0.1 million from favorable commodity pricing within power generation, partially offset by $1.0 million in volume decreases associated with power generation and $0.9 million from unfavorable commodity pricing within organics and processing. The commodity price and volume change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $0.5 million from commodity volume decreases, largely associated with processing and organics, and $1.1 million from unfavorable commodity pricing.

•

The acquisitions and divestitures change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2013 is the result of $7.1 million from the acquisition of BBI, partially offset by $1.5 million from the divestiture of Maine Energy. The acquisitions and divestitures change component in Eastern region solid waste revenue growth for the fiscal year ended April 30, 2012 is the result of $1.3 million in decreased revenues associated with the divestiture of certain assets in Southeastern Massachusetts in fiscal year 2011.

Eastern region operating income for the fiscal year ended April 30, 2013 increased $38.6 million. The change to operating income in the fiscal year ended April 30, 2013 is largely attributable to the following:

•	A $40.7 million impairment charge to the Maine Energy asset group recorded in fiscal year 2012.

•	A $1.3 million severance charge associated with the divestiture of Maine Energy and the realignment recorded in the second quarter of fiscal year 2013.

•	Increased landfill amortization expense of $2.0 million based on increased volumes within the Eastern region, primarily at our Southbridge landfill.

•	Additional operational, integration and compliance costs associated with the BBI acquisition.

•	Increased revenues due primarily to the BBI acquisition. See more detailed discussion above.

•	Facility cost, depreciation expense and other savings associated with the impairment of the assets and the divestiture of Maine Energy.

Eastern region operating income for the fiscal year ended April 30, 2012 decreased $38.1 million. The change to operating income in the fiscal year ended April 30, 2012 is largely attributable to the following:

•	A $40.7 million impairment charge to the Maine Energy asset group recorded in fiscal year 2012.

•

Decreased general and administration costs of $2.9 million associated with a decrease in labor, benefits and personnel costs, legal fees and an aggregate decrease in other general and administration costs.

•	Increased cost of operations of $0.4 million primarily as a result of increased fuel and hauling costs.

Western Region

Our Western region revenues decreased $6.6 million, or 3.1%, and increased $5.0 million, or 2.4%, for the fiscal years ended April 30, 2013 and 2012, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal years. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period		Period-to-Period
	Change for the Fiscal Years Ended		Change for the Fiscal Years Ended
	2013 vs. 2012		2012 vs. 2011
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$0.7	0.3%	$2.9	1.3%
Volume	(10.8)	-5.1%	(3.8)	-1.8%
Commodity price & volume	(0.8)	-0.4%	1.4	0.7%
Acquisitions & divestitures	4.3	2.1%	4.5	2.2%

Total solid waste	$(6.6)	-3.1%	$5.0	2.4%

•

The price change component in Western region solid waste revenue decline for the fiscal year ended April 30, 2013 is primarily the result of $0.9 million from favorable collection pricing, partially offset by $0.2 million from unfavorable disposal pricing largely related to landfills. The price change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $3.3 million from favorable collection pricing and $0.4 million from unfavorable disposal pricing.

•

The volume change component in Western region solid waste revenue decline for the fiscal year ended April 30, 2013 is primarily the result of $7.7 million from disposal volume decreases, of which $7.0 million relates to landfills, and $4.9 million from collection volume decreases, partially offset by $1.8 million from organics and processing volume increases. The volume change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $2.5 million from disposal volume decreases and $1.3 million from collection volume decreases.

•

The commodity price and volume change component in Western region solid waste revenue decline for the fiscal year ended April 30, 2013 is primarily the result of $1.4 million from unfavorable commodity pricing within organics and processing, $0.3 million from organics and processing volume decreases and $0.1 million from power generation volume decreases, partially offset by $1.0 million from favorable commodity pricing within power generation. The commodity price and volume change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $0.9 million from favorable commodity pricing and $0.4 million from commodity volume increases.

•

The acquisitions and divestitures change component in Western region solid waste revenue decline for the fiscal year ended April 30, 2013 is primarily the result of $4.3 million in increased revenues due to acquisitions. The acquisitions and divestitures change component in Western region solid waste revenue growth for the fiscal year ended April 30, 2012 is primarily the result of $4.5 million in increased revenues due to acquisitions.

Western region operating income for the fiscal year ended April 30, 2013 decreased by $9.6 million. The change to operating income in the fiscal year ended April 30, 2013 is largely attributable to the following:

•	Lower revenues largely associated with a decrease in collection and landfill volumes. See more detailed discussion above.

•

Increased cost of operations of $1.9 million due to higher labor and related benefit costs associated largely with increased health care costs, higher third party disposal costs, higher vehicle maintenance costs due to fleet maintenance and higher direct operational costs associated with increased equipment rental and lease costs and a decrease in the gain related to the sale of fixed assets.

•	Increased depreciation expense of $0.7 million due to timing and an increase in the Western region depreciable asset base associated with acquisitions and capital expenditures.

•

Severance costs of $0.5 million in fiscal year 2013 associated with the realignment in the second quarter of fiscal year 2013 to streamline functions and improve our cost structure. Through the reorganization we have targeted improvements in certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs.

•

Lower general and administration expense of $1.5 million that can largely be attributed to additional cost savings associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013.

•	Decreased landfill amortization expense of $0.7 million associated with a decrease in volumes at our landfills.

Western region operating income for the fiscal year ended April 30, 2012 decreased by $2.5 million. The change to operating income in the fiscal year ended April 30, 2012 is largely attributable to the following:

•	A $3.0 million gain on bargain purchase related to the acquisition of the McKean landfill in fiscal year 2011.

•

A $0.5 million environmental remediation charge associated with the Potsdam environmental remediation liability discussed in Note 11 of our consolidated financial statements included in Item 8 of this Form 10-K.

•	Higher revenues largely associated with acquisitions, favorable collection pricing and favorable commodity pricing. See more detailed discussion above.

•	Decreased landfill amortization expense associated with a decrease in volumes at our landfills.

•	Decreased general and administration expense related primarily to decreased labor, personnel and benefit costs.

•	Increased cost of operations expense related largely to higher fuel, hauling and transportation, leachate disposal, landfill operating, facility and fleet maintenance costs.

Recycling

Recycling revenues decreased $8.8 million, or 18.4%, and increased $4.3 million, or 9.9%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. Recycling revenue decline for the fiscal year ended April 30, 2013 is the result of $10.6 million from unfavorable commodity pricing due to lower commodity prices in the marketplace during fiscal year 2013, partially offset by $1.8 million in volume increases. Recycling revenue growth for the fiscal year ended April 30, 2012 is the result of favorable commodity pricing due to higher commodity prices in the marketplace during fiscal year 2012.

Recycling operating income for the fiscal year ended April 30, 2013 decreased by $5.9 million due primarily to $8.8 million in decreased revenues associated primarily with unfavorable pricing due to declining commodity prices in the marketplace, partially offset by a $3.3 million reduction in cost of operations related primarily to lower recycled material costs of $3.9 million.

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

Other

Other revenues decreased $2.6 million, or 5.8%, and $0.2 million, or 0.4%, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. The reduction in Other revenues for the fiscal year ended April 30, 2013 was driven by $2.9 million in volume declines from CRS customers, partially offset by increased transportation volumes. The reduction in Other revenues for the fiscal year ended April 30, 2012 was driven by volume declines from CRS customers, substantially offset by increased transportation volumes.

Other operating income for the fiscal year ended April 30, 2013 increased by $0.3 million, taking into account a $1.0 million legal settlement associated with the Vermont Attorney General matter in fiscal year 2012. The reduction in revenues, increased severance costs associated with the reorganization of senior management and increased equity compensation costs, were partially offset by a reduction of hauling costs and expenses related to labor, benefits and other personnel costs associated with the realignment and head count reduction in the second quarter of fiscal year 2013.

Other operating income for the fiscal year ended April 30, 2012 decreased $1.1 million due to the $1.0 million legal settlement associated with the Vermont Attorney General Matter in fiscal year 2012 and increased general and administration costs, offset partially by decreased cost of operations. The increased general and administration costs are related primarily to a $1.6 million increase in personnel costs, a $0.5 million increase in professional fees due to increased consulting costs, a $0.4 million increase in benefits and taxes, offset partially by a $2.1 million decrease in incentive compensation costs. The decreased cost of operations are related primarily to a $0.7 decrease in direct costs, which relate primarily to a decrease in hauling and transportation costs.

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

We had a net working capital deficit of $28.8 million at April 30, 2013 compared to a deficit of $18.4 million at April 30, 2012. Net working capital comprises current assets, excluding cash and cash equivalents, minus current liabilities. The $10.4 million decrease in net working capital at April 30, 2013 related largely to a $6.9 million increase in other accrued liabilities, which related primarily to $4.5 million in anticipated payments associated with the disposal and decommissioning of Maine Energy, a $5.3 million increase in accounts payable, a $3.5 million decrease in the current portion of deferred income taxes and a $1.2 million decrease in refundable income taxes, offset partially by a $3.7 million decrease in accrued interest, which related primarily to the redemption of the Second Lien Notes in October and November of 2012, a $1.2 million increase in accounts receivable and a $1.1 million decrease in current accrued, capping, closure and post-closure costs, which related to the timing of estimated payments.

Fiscal Year 2014 Financing Activities

Amendment of Senior Credit Facility

We entered into a third amendment under our Senior Credit Facility on June 25, 2013. The amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and tightening our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed capital expenditures. As of April 30, 2013, these covenants restrict capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.15, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

Fiscal Year 2013 Financing Activities

Amendment of Senior Credit Facility

We entered into a second amendment and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants.

Redemption of Second Lien Notes

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

On October 3, 2012, in a registered public offering we sold 11.5 million shares of Class A common stock at an average price of $4.00 per share. On October 9 2012, we completed the offering of an additional $125.0 million aggregate principal amount of 2019 Notes. The 2019 Notes were issued at a discount of $1.9 million, which is amortized to interest expense over the life of the 2019 Notes commencing February 15, 2013. The net proceeds from the offering of additional 2019 Notes were used to pay for the early tender of our Second Lien Notes and, together with $50.0 million of 2011 Revolver borrowings, the $42.2 million of net equity proceeds from the registered public offering and sale of Class A common stock referenced above and other available funds, to redeem our remaining Second Lien Notes and to pay related transaction costs.

Vermont Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Vermont Economic Development Authority, of $16.0 million aggregate principal amount of its Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (the “Vermont Bonds”). The Vermont Bonds were issued pursuant to an indenture, dated as of March 1, 2013. We have borrowed the proceeds of the Vermont Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in Vermont since October 5, 2011. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Business Finance Authority of the State of New Hampshire, of $5.5 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2013 (the “New Hampshire Bonds”). The New Hampshire Bonds were issued pursuant to an indenture, dated as of March 1, 2013. We have borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in New Hampshire since October 5, 2011. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Fiscal Year 2012 Financing Activities

Amendment of Senior Credit Facility

On April 27, 2012, we entered into the first amendment to our Senior Credit Facility. As a part of the amendment, we modified the financial covenants that the Senior Credit Facility is subject to; we amended the agreement to use proceeds of a term loan B or other subordinated financings which we may obtain to refinance our redeemed Second Lien Notes; and we provided for adjustments to the financial covenants in the event that we undertake future financing activities.

Refinancing of Maine Bonds

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the original $25.0 million Bonds. The mandatorily tendered Converted Bonds were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by our administrative agent bank. The remaining $3.6 million of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds mature on January 1, 2025. We recorded a charge of $0.3 million as a loss on debt extinguishment in the fourth quarter of fiscal year 2012 related primarily to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility. The 2011 Revolver is a $227.5 million component of our senior revolving credit and letter of credit facility due March 18, 2016. We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100.0 million, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We entered into a second amendment and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants. On June 25, 2013, we signed a further amendment to our Senior Credit Facility, which again amended our financial covenants, by loosening the minimum interest coverage ratio and the maximum consolidated total funded debt to consolidated EBITDA ratio and tightening the maximum senior funded debt to consolidated EBITDA ratio and maximum allowed capital expenditures.

As of April 30, 2013, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

		Covenant
	Twelve Months Ended	Requirements at
Senior Secured Credit Facility Covenant	April 30, 2013	April 30, 2013
Total funded debt / Bank-defined cash flow metric (1)	5.37	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.88	2.50 Max.
Interest coverage	2.38	2.15 Min.
Capital expenditures	$54.8	$71.1 Million Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, April 30, 2013. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended April 30, 2013
Net cash provided by operating activities	$43.9

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(0.6)
Gain on sale of property and equipment	0.4
Stock based compensation and related severance expense, net of excess tax benefit	(2.4)
Loss on debt extinguishment	(15.6)
Loss on derivative instruments, net	(4.5)
Interest expense less discount on second lien notes and senior subordinated notes	40.9
Benefit for income taxes, net of deferred taxes	1.0
EBITDA adjustment as allowed by senior credit facility agreement	2.8
Other adjustments as allowed by senior credit facility agreement	27.1

Bank - defined cash flow metric	$93.0

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2013, we were in compliance with all covenants under the indenture governing the Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Further advances were available under the 2011 Revolver in the amount of $69.0 million as of April 30, 2013. The available amount is net of outstanding irrevocable letters of credit totaling $35.3 million as of April 30, 2013, at which date no amount had been drawn.

2019 Notes. As of April 30, 2013, we had outstanding $325.0 million aggregate principal amount of 2019 Notes due February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2013, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

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

Vermont Bonds. As of April 30, 2013, we had outstanding $16.0 million aggregate principal amount of the Vermont Bonds. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of April 30, 2013, we had outstanding $5.5 million aggregate principal amount of the New Hampshire Bonds. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the fiscal year ended April 30, 2013, 2012 and 2011, respectively (in millions):

	Fiscal Year Ended April 30,
	2013	2012	2011
Net cash provided by operating activities	$43.9	$64.2	$48.2
Net cash used in investing activities	$(89.2)	$(70.5)	$(55.1)
Net cash provided by (used in) financing activities	$44.9	$10.2	$(117.9)
Net cash (used in) provided by discontinued operations	$(2.4)	$(1.2)	$124.6

Net cash flows provided by operating activities. Cash flows provided by operating activities decreased by $20.3 million and increased by $16.0 million, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year.

The most significant items affecting the change in our operating cash flows for the fiscal year ended April 30, 2013 when compared to the prior fiscal year are summarized below:

•

Loss from continuing operations. Our loss from continuing operations decreased $27.8 million to $49.9 million for the fiscal year ended April 30, 2013 from $77.7 million for the fiscal year ended April 30, 2012. Despite the improvement, our operating performance declined as revenues decreased $12.7 million from fiscal year 2012, while cost of operations increased $4.9 million, severance and reorganization costs increased $3.7 million and expense from divestiture, acquisition and financing costs increased $1.4 million. We did experience cost savings within general and administration of $2.1 million, but this reduction was not able to compensate for the previously mentioned items, resulting in a decrease in cash flow provided by operations.

•

Cash interest payments. Cash interest payments increased $0.6 million for the fiscal year ended April 30, 2013 due to increased debt levels, the conversion of our Bonds from a variable rate to a five year fixed term interest rate of 6.25% per annum in February 2012 and the timing of payments.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was favorably impacted $0.6 million in the fiscal year ended April 30, 2013 by changes in our assets and liabilities. This was due to favorable impacts related to our accounts payable, which were affected by both cost changes and timing of payments, prepaid expenses, inventories and other assets, which were affected primarily by the timing of payments, expense recognition and accounts receivable, which were affected by both revenue changes and timing of payments received. This was partially offset by the unfavorable impact related to accrued expenses and other liabilities, which were affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the fiscal year ended April 30, 2012, when our cash flow from operations was favorably impacted $6.3 million by changes in our assets and liabilities. The unfavorable change of $5.7 million is largely due to the unfavorable $7.3 million impact associated with the change in accounts receivable and the unfavorable $2.0 million impact associated with the change in accrued expenses and other liabilities, partially offset by the favorable $3.7 million impact associated with the change in prepaid expenses, inventories and other assets.

The most significant items affecting the change in our operating cash flows for the fiscal year ended April 30, 2012 when compared to the prior fiscal year are summarized below:

•

Loss from continuing operations. Our loss from continuing operations increased $74.7 million to $77.7 million for the fiscal year ended April 30, 2012 from $3.0 million for the fiscal year ended April 30, 2011. Despite the increase in loss from continuing operations, our revenues increased $13.3 million and we experienced cost savings within general and administration of $3.1 million, which more than offset the increased cost of operations of $12.1 million and the legal settlements of $1.4 million, resulting in increased cash flows from operations.

•

Cash interest payments. Cash interest payments decreased $3.2 million for the fiscal year ended April 30, 2012 due to the effect of the timing of payments and lower average interest rates associated with our capital structure.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was favorably impacted $6.3 million in the fiscal year ended April 30, 2012 by changes in our assets and liabilities. This change was driven by favorable impacts related to our accounts receivable, which were affected by both revenue changes and timing of payments received, accounts payable, which were affected by both cost changes and timing of payments, and prepaid expenses, inventories and other assets, which were affected primarily by the timing of payments, expense recognition, as well as cost changes. This favorable change was offset by the unfavorable impact related to accrued expenses and other liabilities, which were affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the fiscal year ended April 30, 2011, when our cash flow from operations was unfavorably impacted $5.4 million by changes in our assets and liabilities. The favorable change of $11.7 million is due to the favorable $10.7 million impact associated with the change in accounts receivable and the favorable $7.7 million impact associated with the change in accrued expenses and other liabilities, partially offset by the unfavorable $3.2 million impact associated with the change in accounts payable and the unfavorable $3.5 million impact associated with the change in prepaid expenses, inventories and other assets.

Net cash used in investing activities. Cash flows used in investing activities increased by $18.7 million and $15.4 million, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year.

The most significant items affecting the change in our investing cash flows for the fiscal year ended April 30, 2013 when compared to the prior fiscal year are summarized below:

•

Acquisitions, net of cash acquired. During fiscal year 2013, we acquired six solid waste hauling operations in the Western region for total consideration of $5.6 million, of which we paid $5.1 million in cash. We also acquired all of the outstanding capital stock of BBI in the Eastern region for total consideration, after recording a working capital adjustment defined in the agreement, of $22.4 million, of which we paid $19.7 million in cash. During fiscal year 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2.2 million, of which we paid $2.1 million in cash.

•	Investments in unconsolidated entities. During the fiscal year 2013, we made investments in unconsolidated entities totaling $3.2 million compared to $5.0 million in fiscal year 2012.

•

Capital expenditures. Lower capital expenditures of $3.4 million in the fiscal year ended April 30, 2013 related primarily to the timing of projects and a decrease in spending related to the divestiture of Maine Energy.

The most significant items affecting the change in our investing cash flows for the fiscal year ended April 30, 2012 when compared to the prior fiscal year are summarized below:

•

Capital expenditures. Higher capital expenditures of $3.6 million in the fiscal year ended April 30, 2012 related primarily to recycling facility upgrades, a landfill gas-to-energy project and fleet replacement.

•	Payments on landfill operating lease contracts. Higher payments of $1.0 million for landfill operating lease contracts in the fiscal year ended April 30, 2012 due to the timing of payments.

•

Investments in unconsolidated entities. During the fiscal year 2012, we made investments in unconsolidated entities totaling $5.0 million. We did not make any investments in unconsolidated entities in fiscal year 2012.

•

Proceeds from the sale of assets. A decrease of $7.5 million in cash proceeds, of which the entire amount relates to the sale of certain assets in Southeastern Massachusetts in the fiscal year ended April 30, 2011.

•

Acquisitions, net of cash acquired. During the fiscal year ended April 30, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2.3 million, or which we paid $2.1 million in cash. During the fiscal year ended April 30, 2011, acquisitions were completed for $1.7 million in cash.

Net cash provided by (used in) financing activities. Cash flows provided by (used in) financing activities increased $34.7 million and decreased $128.1 million, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year.

The most significant items affecting the change in our financing cash flows for the fiscal year ended April 30, 2013 when compared to the prior fiscal year are summarized below:

•

Stock issuance. We sold 11.5 million shares of Class A common stock through a registered public offering and received net proceeds of $42.2 million after deducting underwriting discounts, commissions and offering expenses.

•

Debt activity. We increased debt borrowings by $212.8 million associated primarily with the offering of $125.0 million in additional 2019 Notes, $16.0 million in Vermont Bonds, $5.5 million in New Hampshire Bonds and additional 2011 Revolver borrowings. This more than offset the $208.1 million in increased debt payments associated primarily with the full redemption of the Second Lien Notes and the paydown of the 2011 Revolver with proceeds from the issuance of the New Hampshire Bonds and Vermont Bonds.

•	Tender premium and costs. A tender premium and tender costs of $10.7 million were paid as a part of the redemption of the Second Lien Notes.

•	Payment of financing costs. We made higher payments of financing costs of $3.0 million associated primarily with the offering of $125.0 million in additional 2019 Notes.

The most significant items affecting the change in our financing cash flows for the fiscal year ended April 30, 2012 when compared to the prior fiscal year are summarized below:

•

Debt activity. Decreased debt borrowings of $220.3 million were more than offset by decreased debt payments of $338.9 million in the fiscal year ended April 30, 2012. The decrease in long term borrowings is primarily the result of the offering of the 2019 Notes in fiscal year 2011. The decrease in principal payments is primarily the result of the pay down of the senior secured term B loan due April 9, 2014 and the redemption of the 2013 Notes in fiscal year 2011.

Net cash (used in) provided by discontinued operations. Cash flows from discontinued operations decreased $1.2 million and $125.8 million, respectively, when comparing the fiscal years ended April 30, 2013 and 2012 to the prior fiscal year. These fluctuations in net cash flows from discontinued operations is primarily the result of the planned business disposition of Bio Fuels and two separate transactions completed in fiscal year 2011: the sale of non-integrated recycling assets and select intellectual property assets for $134.2 million in cash proceeds and the sale of the Trilogy Glass business for $1.8 million in cash proceeds.

We generally meet liquidity needs from operating cash flow and the 2011 Revolver. These liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs and capping, closure and post-closure expenditures and acquisitions.

Hedging

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. During the second quarter of fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of April 30, 2013, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2013 (in millions) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,

	2014	2015-2016	2017-2018	Thereafter	Total

Long-term debt	$857	$538	$123,228	$371,500	$496,123
Financing lease obligations	361	386	1,070	-	1,817
Interest obligations (1)	33,198	65,601	55,327	47,226	201,352
Operating leases (2)	11,639	22,177	21,006	118,332	173,154
Capping / closure / post-closure	4,623	9,312	12,562	98,079	124,576

Total contractual cash obligations (3)	$50,678	$98,014	$213,193	$635,137	$997,022

(1)	Interest obligations based on debt, capital lease and financing lease obligation balances as of April 30, 2013. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2013.

(2)	Includes obligations related to landfill operating lease contracts.

(3)	Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2014.

In addition to the above obligations, we have unrecognized tax benefits at April 30, 2013 of approximately $0.8 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at April 30, 2013, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the Converted Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, Converted Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, Converted Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, Converted Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, Converted Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of April 30, 2013, that dollar amount was $48.6 million.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 of our consolidated financial statements included in Item 8 of this Form 10-K.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are annually evaluated by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (the “AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.

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

Environmental Remediation Liabilities

We have recorded environmental liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers.

Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts

Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts, represents their estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past-due receivables are written off once deemed to be uncollectible.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether goodwill impairment exists at the reporting unit.

In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments, and our Recycling segment, and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

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

In addition to an annual goodwill impairment assessment, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

•	a significant adverse change in legal status or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.

We elected not to perform a qualitative analysis as part of our annual goodwill impairment test for fiscal year 2013. We incurred no goodwill impairment in fiscal years 2013, 2012 or 2011 as a result of our annual fourth quarter goodwill impairment test. However, there can be no assurance that goodwill will not be impaired at any time in the future. See Note 7 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

Covenants not to compete and customer lists are amortized based on the economic benefit provided or the straight-line method over their estimated useful lives, typically no more than 10 years. See Note 7 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

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

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of Bio Fuels, a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as discontinued operations. Assets of the disposal group classified as held-for-sale include certain inventory and plant and equipment. We recognized a $3.3 million loss associated with the adjustment of the disposal group to fair value as discontinued operations. There are inherent judgments and estimates used in determining impairment charges and the actual sale of a business can result in the recognition of an additional gain or loss. See Note 18 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

In the fourth quarter of fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we reviewed the asset group for impairment and recorded a $40.7 million impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration of the facility, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyer’s borrowing rate. In the first quarter of fiscal year 2013, we executed a purchase and sale agreement to sell the real property of Maine Energy to the City of Biddeford, Maine. In the third quarter of fiscal year 2013, we closed and initiated the decommissioning process of the facility. See Note 18 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

In the fourth quarter of fiscal year 2011, we recorded an impairment charge of $3.7 million related to a recycling processing facility.

Self-Insurance Liabilities and Related Costs

We are self-insured for vehicles and workers’ compensation. Our maximum exposure in fiscal year 2013 under the workers’ compensation plan is $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $0.8 million per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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

We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 15 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 11 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

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

The fair value of each stock option is estimated using a Black-Scholes option pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term. See Note 12 to our consolidated financial statements included under Item 8 of this Form 10-K for further disclosure.

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 3 to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $132.3 million of long-term debt at April 30, 2013. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at April 30, 2013. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our annual interest expense would increase or decrease by $0.3 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements, which we initially entered into to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. In the second quarter of fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of April 30, 2013, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on May 1, 2012, the impact on our operating income in fiscal year 2013 is estimated by management to have been between $0.1 million and $0.5 million based on the observed impact of commodity price changes on operating income margin during the years ended April 30, 2013 and 2012. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of April 30, 2013, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of April 30, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm. McGladrey LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years ended April 30, 2013, and the financial statement schedule of Casella Waste Systems, Inc. and subsidiaries listed in Item 15(a)(2) for the years ended April 30, 2013, 2012 and 2011. We also have audited the Company’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and its cash flows for each of the years in the three-year period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Boston, Massachusetts

June 27, 2013

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	April 30, 2013	April 30, 2012
CURRENT ASSETS:
Cash and cash equivalents	$1,755	$4,534
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,573 and $740	48,689	47,472
Refundable income taxes	128	1,281
Prepaid expenses	5,711	6,077
Inventory	3,494	3,503
Deferred income taxes	238	3,712
Other current assets	901	609
Current assets held-for-sale	61	92

Total current assets	61,053	67,356

Property, plant and equipment, net of accumulated depreciation and amortization of $645,567 and $591,233	422,502	414,666
Goodwill	115,928	101,706
Intangible assets, net	11,674	2,970
Restricted assets	545	424
Notes receivable - related party	147	144
Investments in unconsolidated entities	20,252	22,781
Other non-current assets	27,526	21,645
Non-current assets held-for-sale	-	2,051

Total assets	$659,627	$633,743

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 30, 2013	April 30, 2012
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$857	$1,228
Current maturities of financing lease obligations	361	338
Accounts payable	51,974	46,709
Accrued payroll and related expenses	3,983	4,142
Accrued interest	6,074	9,803
Current accrued capping, closure and post-closure costs	3,835	4,907
Other accrued liabilities	21,014	14,119

Total current liabilities	88,098	81,246

Long-term debt and capital leases, less current maturities	493,531	473,381
Financing lease obligations, less current maturities	1,456	1,818
Accrued capping, closure and post-closure costs, less current portion	39,335	34,722
Deferred income taxes	3,306	5,336
Other long-term liabilities	18,450	19,009

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 38,662,000 and 25,991,000 shares as of April 30, 2013 and April 30, 2012, respectively	387	260
Class B convertible common stock -
Authorized - 1,000,000 shares, $0.01 par value per share,
10 votes per share, issued and outstanding - 988,000 shares as of April 30, 2013 and April 30, 2012, respectively	10	10
Additional paid-in capital	335,857	288,348
Accumulated deficit	(324,377)	(270,235)
Accumulated other comprehensive loss	(592)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	11,285	16,431
Noncontrolling interests	4,166	1,800

Total stockholders’ equity	15,451	18,231

Total liabilities and stockholders’ equity	$659,627	$633,743

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2013	2012	2011

Revenues	$455,335	$467,950	$454,685

Operating expenses:
Cost of operations	323,014	318,068	306,014
General and administration	58,205	60,264	63,396
Depreciation and amortization	56,576	58,415	58,121
Severance and reorganization costs	3,709	-	-
Expense from divestiture, acquisition and financing costs	1,410	-	-
Asset impairment charge	-	40,746	3,654
Legal settlement	-	1,359	-
Development project charge	-	131	-
Environmental remediation charge	-	-	549
Bargain purchase gain	-	-	(2,975)
Gain on sale of assets	-	-	(3,502)

	442,914	478,983	425,257

Operating income (loss)	12,421	(11,033)	29,428

Other expense (income):
Interest income	(141)	(42)	(54)
Interest expense	41,570	45,008	45,543
Loss from equity method investments	4,441	9,994	4,096
Impairment of equity method investment	-	10,680	-
Loss on derivative instruments	4,512	-	-
Loss on debt extinguishment	15,584	300	7,390
Other income	(1,036)	(863)	(860)

Other expense, net	64,930	65,077	56,115

Loss from continuing operations before income taxes and discontinued operations	(52,509)	(76,110)	(26,687)
(Benefit) provision for income taxes	(2,526)	1,593	(23,723)

Loss from continuing operations before discontinued operations	(49,983)	(77,703)	(2,964)
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $0, $412 and $1,294)	(4,480)	(614)	(2,198)
Gain on disposal of discontinued operations (net of income tax provision of $0, $489 and $31,714)	-	725	43,590

Net (loss) income	(54,463)	(77,592)	38,428

Less: Net loss attributable to noncontrolling interests	(321)	(6)	-

Net (loss) income attributable to common stockholders	$(54,142)	$(77,586)	$38,428

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2013	2012	2011
Amounts attributable to common stockholders:
Loss from continuing operations before discontinued operations	$(49,662)	$(77,697)	$(2,964)
Loss from discontinued operations, net of tax	(4,480)	(614)	(2,198)
Gain on disposal of discontinued operations, net of tax	-	725	43,590

Net (loss) income	$(54,142)	$(77,586)	$38,428

Weighted average common shares outstanding:
Basic and diluted	34,015	26,749	26,105

Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(1.46)	$(2.90)	$(0.12)
Loss from discontinued operations, net of tax	(0.13)	(0.02)	(0.08)
Gain on disposal of discontinued operations, net of tax	-	0.02	1.67

Net (loss) income per common share	$(1.59)	$(2.90)	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Fiscal Year Ended April 30,
	2013	2012	2011
Net (loss) income	$(54,463)	$(77,592)	$38,428
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain resulting from changes in fair value of derivative instruments, net of tax provision (benefit) of $0, $99 and ($1,269)	(2,910)	(1,749)	1,886
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax provision (benefit) of $0, $99 and ($398)	4,247	(578)	(707)
Unrealized gain (loss) resulting from changes in fair value of marketable securities, net of tax provision of $0, $0 and $10	23	(3)	(16)

Other comprehensive income (loss), net of tax	1,360	(2,330)	1,163

Comprehensive (loss) income	(53,103)	(79,922)	39,591

Less: Comprehensive loss attributable to noncontrolling interests	(321)	(6)	-

Comprehensive (loss) income attributable to common stockholders	$(52,782)	$(79,916)	$39,591

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
						Paid-In	Accumulated	Comprehensive	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests
Balance, April 30, 2010	$50,296	24,944	$249	988	$10	$281,899	$(231,077)	$(785)
Net income	38,428	-	-	-	-	-	38,428	-
Other comprehensive income	1,163							1,163
Issuances of Class A common stock	596	645	7	-	-	589	-	-
Stock-based compensation	3,504	-	-	-	-	3,504	-	-

Balance, April 30, 2011	$93,987	25,589	$256	988	$10	$285,992	$(192,649)	$378	$-

Net loss	(77,592)	-	-	-	-	-	(77,586)	-	(6)
Other comprehensive loss	(2,330)							(2,330)	-
Issuances of Class A common stock	239	402	4	-	-	235	-	-	-
Stock-based compensation	1,855	-	-	-	-	1,855	-	-	-
Contributions from noncontrolling interest holders	1,806	-	-	-	-	-	-	-	1,806
Other	266	-	-	-	-	266	-	-	-

Balance, April 30, 2012	$18,231	25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

Net loss	(54,463)	-	-	-	-	-	(54,142)	-	(321)
Other comprehensive income	1,360	-	-	-	-	-	-	1,360	-
Issuances of Class A common stock	2,840	1,171	12	-	-	2,828	-	-	-
Sale of Class A common stock, net	42,184	11,500	115	-	-	42,069	-	-	-
Stock-based compensation and related severance expense	2,516	-	-	-	-	2,516	-	-	-
Contributions from noncontrolling interest holders	2,687	-	-	-	-	-	-	-	2,687
Other	96	-	-	-	-	96	-	-	-

Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(54,463)	$(77,592)	$38,428
Adjustments to reconcile net (loss) income to net cash provided by operating activities - Loss from discontinued operations, net of tax	4,480	614	2,198
Gain on disposal of discontinued operations, net of tax	-	(725)	(43,590)
Gain on sale of assets	-	-	(3,502)
Gain on sale of property and equipment	(407)	(1,004)	(470)
Depreciation and amortization	56,576	58,415	58,121
Depletion of landfill operating lease obligations	9,372	8,482	7,878
Interest accretion on landfill and environmental remediation liabilities	3,675	3,479	3,331
Asset impairment charge	-	40,746	3,654
Environmental remediation charge	-	-	549
Bargain purchase gain	-	-	(2,975)
Development project charge	-	131	-
Amortization of premium on redeemed senior subordinated notes	-	-	(611)
Amortization of discount on second lien notes and senior subordinated notes	626	964	801
Loss from equity method investments	4,441	9,994	4,096
Impairment of equity method investment	-	10,680	-
Loss on derivative instruments, net	4,512	-	-
Loss on debt extinguishment	15,584	300	7,390
Stock-based compensation and related severance expense	2,516	1,855	1,592
Excess tax benefit on the vesting of share based awards	(96)	(254)	(129)
Deferred income taxes	(3,543)	1,824	(23,124)
Changes in assets and liabilities, net of effects of acquisitions and divestitures -
Accounts receivable	139	7,442	(3,273)
Accounts payable	4,152	4,210	7,443
Prepaid expenses, inventories and other assets	4,056	336	3,861
Accrued expenses and other liabilities	(7,759)	(5,726)	(13,459)

Net cash provided by operating activities	43,861	64,171	48,209

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(25,225)	(2,102)	(1,744)
Additions to property, plant and equipment - acquisitions	(1,746)	(529)	(5)
- growth	(12,192)	(12,211)	(2,803)
- maintenance	(40,823)	(45,463)	(51,780)
Payments on landfill operating lease contracts	(6,261)	(6,616)	(5,655)
Payment for capital related to divestiture	(618)	-	-
Investments in unconsolidated entities	(3,207)	(5,045)	-
Purchase of gas rights	-	-	(1,608)
Proceeds from sale of assets	-	-	7,533
Proceeds from sale of property and equipment	883	1,492	959

Net cash used in investing activities	(89,189)	(70,474)	(55,103)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	376,346	163,500	383,757
Principal payments on long-term debt	(360,858)	(152,806)	(491,669)
Payment of tender premium and costs on second lien notes	(10,743)	-	-
Payments of financing costs	(4,609)	(1,592)	(10,588)
Net proceeds from the sale of Class A common stock	42,184	-	-
Proceeds from the exercise of share based awards	-	337	476
Excess tax benefit on the vesting of share based awards	96	254	129
Contributions from noncontrolling interest holders	2,531	536	-

Net cash provided by (used in) financing activities	44,947	10,229	(117,895)

Discontinued Operations:
Net cash used in operating activities	(1,037)	(396)	(1,477)
Net cash (used in) provided by investing activities	(1,361)	(813)	129,453
Net cash used in financing activities	-	-	(3,405)

Net cash (used in) provided by discontinued operations	(2,398)	(1,209)	124,571

Net (decrease) increase in cash and cash equivalents	(2,779)	2,717	(218)
Cash and cash equivalents, beginning of period	4,534	1,817	2,035

Cash and cash equivalents, end of period	$1,755	$4,534	$1,817

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Fiscal Year Ended April 30,
	2013	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash (refunded) paid during the period for -
Interest	$41,348	$40,710	$43,923
Income taxes, net of refunds	$(253)	$5,048	$1,480

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations -
Fair value of net assets acquired and goodwill	$27,908	$2,217	$6,456
Common stock issued	$2,650	$-	$-
Bargain purchase gain	$-	$-	$2,975
Cash paid, net of cash acquired	$25,225	$2,102	$1,744

Notes payable, liabilities assumed and holdbacks to sellers	$33	$115	$1,737

Equipment contributed by noncontrolling interest holder	$-	$1,270	$-

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

Casella Waste Systems, Inc. (the “Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”) is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Ancillary operations, major customer accounts, discontinued operations and earnings through equity method investees are included in our Other segment.

The accompanying consolidated financial statements, which include the accounts of the Parent, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. See Note 18 for disclosure over assets held-for-sale and discontinued operations.

For comparative purposes, certain prior year amounts have been reclassified to conform to the current fiscal year presentation. This includes an adjustment to our self insurance reserve, which was reclassified to properly state the current and non-current obligations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Summarized below are the estimates and assumptions that we consider to be significant in the preparation of our consolidated financial statements.

Landfill Development Costs

We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized for the fiscal years ended April 30, 2013, 2012 and 2011 was $368, $407 and $1,078, respectively.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (the “AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.

After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future for each landfill. These rates per ton are updated annually, or more frequently, as significant facts change.

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

Our estimate of costs to discharge capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation which is updated annually (2.7% for fiscal years 2013 and 2012, respectively). Capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at April 30, 2013 is between 8.5% and 10.0%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in fiscal year 2004. Accretion expense is necessary to increase the accrued capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $3,538, $3,341 and $3,193 in fiscal years 2013, 2012 and 2011, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to capping, the liability is recognized and these costs are amortized based on the airspace related to the specific capping event.

We operate in states which require a certain portion of landfill capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted cash. Surety bonds securing closure and post-closure obligations at April 30, 2013 and 2012 totaled $128,551 and $124,600, respectively. Letters of credit securing closure and post-closure obligations at April 30, 2013 and 2012 totaled $1,752. Restricted cash securing closure and post-closure obligations is disclosed in Note 5.

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

Environmental Remediation Liabilities

We have recorded environmental liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value. See Note 11 for disclosure over environmental remediation liabilities.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether goodwill impairment exists at the reporting unit.

In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments, and our Recycling segment, and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings.

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

In addition to an annual goodwill impairment assessment, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

•	a significant adverse change in legal status or in the business climate;

•	an adverse action or assessment by a regulator;

•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or

•	the testing for recoverability of a significant asset group within the segment.

We elected not to perform a qualitative analysis as part of our annual goodwill impairment test for fiscal year 2013. We incurred no goodwill impairment in fiscal years 2013, 2012 or 2011 as a result of our annual fourth quarter goodwill impairment test. However, there can be no assurance that goodwill will not be impaired at any time in the future. See Note 7 for disclosure over goodwill.

Covenants not to compete and customer lists are amortized based on the economic benefit provided or the straight-line method over their estimated useful lives, typically no more than 10 years. See Note 7 for disclosure over intangible assets.

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

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI Bio Fuels, Inc. (“Bio Fuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group classified as held-for-sale include certain inventory and plant and equipment. We recognized a $3,261 charge associated with the adjustment of the disposal group to fair value as a loss from discontinued operations. The impairment was measured based on the asset group’s highest and best use using an in-exchange valuation premise under the market approach, utilizing the estimated purchase consideration of the asset group and consideration of costs to be incurred to sell. There are inherent judgments and estimates used in determining impairment charges and the actual sale of Bio Fuels may result in the recognition of an additional gain or loss. See Note 18 for further disclosure.

In the fourth quarter of fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy Recovery Company LP (“Maine Energy”). Based on the proposed purchase consideration, we reviewed the asset group for impairment and recorded a $40,746 impairment charge to the asset group within the Eastern region segment. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration of the facility, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyer’s borrowing rate. In the first quarter of fiscal year 2013, we executed a purchase and sale agreement to sell the real property of Maine Energy to the City of Biddeford, Maine. In the third quarter of fiscal year 2013, we closed and initiated the decommissioning process of the facility. See Note 18 for further disclosure.

In the fourth quarter of fiscal year 2011, we recorded an impairment charge of $3,654 related to a recycling processing facility.

Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts

Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts, represents their estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past-due receivables are written off when deemed to be uncollectible.

Self-Insurance Liabilities and Related Costs

We are self insured for vehicles and workers’ compensation. Our maximum exposure in fiscal year 2013 under the workers’ compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure under the automobile plan is $750 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self insurance reserves totaled $11,362 and $12,024 at April 30, 2013 and 2012, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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

We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 15 for disclosure related to income taxes.

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 11 for disclosure over loss contingencies.

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

The fair value of each stock option is estimated using a Black-Scholes option pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term. See Note 12 for disclosure over stock-based compensation.

Revenue Recognition

We recognize collection, transfer, recycling and disposal revenues as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Revenues from the sale of recycled materials are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third-parties and are included as a reduction of revenues. Revenues for processing of recyclable materials are recognized when the related service is provided. Revenues from the brokerage of recycled materials are recognized on a net basis at the time of shipment.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, interest rate derivatives, trade payables and long-term debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. See Note 10 and Note 13 for fair value disclosure over long-term debt and financial instruments, respectively. See Derivatives and Hedging accounting policy below for fair value disclosure over interest rate derivatives.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventory includes secondary fibers, recyclables ready for sale and supplies and is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of finished goods and supplies totaling $3,494 and $3,503 at April 30, 2013 and 2012, respectively.

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

Building improvements are amortized over a ten year period or the remaining life of the building, whichever is shorter. Machinery and equipment includes landfill equipment, balers and shredders with useful lives ranging from eight to ten years and maintenance equipment with useful lives ranging from five to ten years. Rolling stock includes collection vehicles, trailers and automobiles with useful lives ranging from five to ten years. Containers include steel containers in a variety of sizes generally ranging from two to 40 cubic yards with estimated useful lives of ten to twelve years. Containers also include residential carts and recycling bins with useful lives of five to ten years. The cost of maintenance and repairs is charged to operations as incurred. See Note 6 for disclosure over property, plant and equipment.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of April 30, 2013 and 2012:

	April 30,
	2013	2012
Equity method investments	$3,766	$6,795
Cost method investments	16,486	15,986

Investments in unconsolidated entities	$20,252	$22,781

Equity Method Investments

GreenFiber. In fiscal year 2001, we entered into a joint venture agreement with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

In fiscal year 2013, our loss on equity method investment associated with GreenFiber includes a $531 asset impairment charge recorded by GreenFiber as a result of GreenFiber’s annual long-lived asset impairment analysis that indicated the carrying value of one of their asset groups exceeded its fair value.

In fiscal year 2012, our loss on equity method investment associated with GreenFiber includes a $5,090 goodwill impairment charge as GreenFiber performed a goodwill impairment analysis that indicated the carrying value of their reporting unit exceeded the fair value of their reporting unit and determined that the entire amount of their goodwill was impaired.

Based on the goodwill impairment analysis performed by GreenFiber in fiscal year 2012, we determined that the book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10,680 as impairment on equity method investment in fiscal year 2012.

Our investment in GreenFiber amounted to $3,509 and $6,502 at April 30, 2013 and April 30, 2012, respectively. Summarized financial information for GreenFiber is as follows:

	April 30, 2013	April 30, 2012
Current assets	$16,644	$17,513
Noncurrent assets	$28,139	$34,597
Current liabilities	$19,247	$12,815
Noncurrent liabilities	$1,227	$5,382

	Fiscal Year Ended April 30,
	2013	2012	2011
Revenue	$67,062	$77,544	$84,903
Gross profit	$12,502	$10,521	$14,025
Net loss	$(8,810)	$(20,003)	$(8,192)

Effective December 1, 2011, we and LP each guaranteed up to $2,200 in support of GreenFiber’s modified and restated loan and security agreement. The guaranty could be drawn on upon an event of default and remained in place through, either, payment of the associated term loan under the security agreement or December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. In March 2013, we received notification that GreenFiber’s term loan had been called for redemption due to an event of default. In the fourth quarter of fiscal year 2013, we recorded a liability of $2,073, included in other accrued liabilities, as an investment in GreenFiber based on our guaranty. In May 2013, we and LP each contributed $2,073 to GreenFiber to satisfy the guaranty and pay off the term loan in full. See Note 13 for disclosure over the fair value of the guaranty.

As of April 30, 2013, we and LP are each committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s modified and restated loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our investment in Tompkins amounted to $257 and $293 at April 30, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a component of stockholders’ equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges that consist of commodity hedges and interest rate swaps, the changes in fair value of our marketable securities, as well as our portion of the changes in the fair value of GreenFiber’s commodity hedges.

The components of accumulated other comprehensive loss for the fiscal years ended April 30, 2013 and 2012 are shown as follows:

	April 30, 2013			April 30, 2012
	Gross	Tax	Net	Gross	Tax	Net
Marketable securities	$33	$(6)	$27	$11	$(6)	$5
GreenFiber’s commodity hedges	(370)	(249)	(619)	661	(249)	412
Interest rate hedges	-	-	-	(2,369)	-	(2,369)

Accumulated other comprehensive loss	$(337)	$(255)	$(592)	$(1,697)	$(255)	$(1,952)

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

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We evaluate the hedges and ensure that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance. Designated as effective cash flow hedges, the change in the fair value of these derivatives is recognized in other comprehensive income (loss) until the hedged item is settled and recognized as part of commodity revenue.

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

The fair values of the commodity hedges are obtained or derived from third-party counter-parties and are determined using valuation models with assumptions about market prices for commodities being based on those in underlying active markets. We were not party to any commodity hedge contracts as of April 30, 2013 and 2012.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements, which we initially entered into to hedge the interest rate risk associated with a forecasted financing transaction to redeem our previously outstanding 11% senior second lien notes (the “Second Lien Notes”) effective January 15, 2013. The total notional amount of these interest rate derivative agreements is $150,000. The agreements require us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt. For interest rate derivatives deemed to be ineffective cash flow hedges, the change in fair value is recorded through earnings and included in loss on derivative instruments.

In the second quarter of fiscal year 2013, we dedesignated both of the $75,000 forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with Accounting Standards Codification (the “ASC”) 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable due to the redemption of our Second Lien Notes as discussed in Note 10. We reclassified a $3,626 loss from accumulated other comprehensive loss to earnings as a loss on derivative instruments in fiscal year 2013.

The fair values of the interest rate derivatives are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swaps, adjusted by the credit risk of our counter-parties and us based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, accounts receivable and derivative instruments. We maintain cash and cash equivalents with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers comprise our customer base, thus spreading the trade credit risk. At April 30, 2013 and 2012, no single group or customer represented greater than 5% of total accounts receivable-trade. We manage credit risk through credit evaluations, credit limits and monitoring procedures. We may also use credit insurance from time to time. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support accounts receivable-trade. Credit risk related to derivative instruments results from the fact we enter into interest rate derivative and commodity price hedge agreements with various counterparties. However, we monitor our derivative positions by regularly evaluating positions and the creditworthiness of the counterparties.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, material recovery facilities and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized retrospectively in the consolidated financial statements of the current period. All acquisition-related transaction and restructuring costs are to be expensed as incurred. See Note 4 for disclosure over business acquisitions.

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity, as defined by the ASC, can be classified as a discontinued operation. In addition, only components where the cash flows of the component have been or will be eliminated from ongoing operations by the end of the assessment period and where we do not have a significant continuing involvement with the divested operations would qualify for discontinued operations accounting. See Note 18 for disclosure over discontinued operations.

Subsequent Events

Except as disclosed, no material subsequent events have occurred since April 30, 2013 through the date of this filing that require recognition or disclosure in our current period consolidated financial statements.

3.	NEW ACCOUNTING STANDARDS

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

New Accounting Pronouncements Pending Adoption

Comprehensive Income

In February 2013, the FASB issued an accounting standards update for the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual, and interim reporting periods within those years, beginning after December 15, 2012 and it will only impact the presentation of our financial statements or require additional disclosure and will not impact our consolidated financial position or results of operations.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued an accounting standards update on indefinite-lived intangible assets impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity will not need to perform the quantitative impairment test in accordance with ASC 350-30. This guidance is effective for annual and interim indefinite-lived assets impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted and it will only impact the presentation of our financial statements, not our consolidated financial position or results of operations.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding the disclosure of offsetting assets and liabilities in financial statements. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. In January 2013, the FASB issued an accounting standards update to address implementation issues about the December 2011 accounting standards update by clarifying the scope of the offsetting disclosures. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and it will only impact the presentation of our financial statements, not our consolidated financial position or results of operations.

4.	BUSINESS ACQUISITIONS

During the fiscal year ended April 30, 2013, we acquired six solid waste hauling operations in the Western region for total consideration of $5,631, including $5,080 in cash and $551 in holdbacks to the sellers. We also acquired all of the outstanding capital stock of Bestway Disposal Services and BBI Waste Services (“BBI”) in the Eastern region for total consideration, after recording a working capital adjustment defined in the agreement, of $22,375, including $19,725 in cash and 625 shares of our Class A common stock, valued at an aggregate of $2,650. We recorded $5,084 to goodwill for the deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amount recognized for income tax purposes. See Note 15 for further discussion. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, on December 6, 2012, provides us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region. Revenue generated from BBI amounted to approximately $7,281 from December 6, 2012, through April 30, 2013. During the fiscal year ended April 30, 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2,217, including $2,102 in cash and $115 in holdbacks to sellers.

The operating results of these businesses are included in the accompanying consolidated statements of operations from the dates of acquisition, and the purchase prices have been allocated to the net assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes, except for $12,916 of the current fiscal year goodwill related to the BBI acquisition. The purchase price allocated to net assets acquired during the fiscal years ended April 30, 2013 and 2012 is as follows:

	April 30,
	2013	2012
Equipment	$9,423	$606
Goodwill	14,222	502
Intangible assets	9,850	1,135
Current assets	1,422	-
Current liabilities	(7,009)	(26)

Total	$27,908	$2,217

The following unaudited pro forma combined information shows the results of our continuing operations for the fiscal years ended April 30, 2013 and 2012 as though each of the acquisitions completed in the fiscal years ended April 30, 2013 and 2012 had occurred as of May 1, 2011.

	Fiscal Year Ended April 30,
	2013	2012
Revenue	$465,083	$487,707
Operating income (loss)	$13,118	$(9,670)
Net loss attributable to common stockholders	$(54,440)	$(78,230)
Basic and diluted loss per common share attributable to common stockholders	$(1.60)	$(2.92)
Basic and diluted weighted average shares outstanding	34,015	26,749

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

	April 30,
	2013	2012

Current:
Landfill closure	$76	$76

Total	$76	$76

Non Current:
Landfill closure	$545	$424

Total	$545	$424

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2013 and 2012 consists of the following:

	April 30,
	2013	2012
Land	$20,722	$21,100
Landfills	475,855	445,812
Landfill operating lease contracts	109,363	103,103
Buildings and improvements	133,330	121,344
Machinery and equipment	120,314	116,091
Rolling stock	128,038	125,033
Containers	80,447	73,416

	1,068,069	1,005,899
Less: accumulated depreciation and amortization	645,567	591,233

	$422,502	$414,666

Depreciation expense for the fiscal years ended April 30, 2013, 2012 and 2011 was $34,065, $37,829 and $35,939, respectively. Landfill amortization expense for the fiscal years ended April 30, 2013, 2012 and 2011 was $21,206, $19,957 and $21,342, respectively. Depletion expense on landfill operating lease contracts for the fiscal years ended April 30, 2013, 2012 and 2011 was $9,372, $8,482 and $7,878, respectively, and was recorded in cost of operations.

7.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets at April 30, 2013 and 2012 consist of the following:

	Covenants Not to Compete	Client Lists	Total
Balance, April 30, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,800)	(2,229)	(17,029)

	$2,243	$9,431	$11,674

Balance, April 30, 2012
Intangible assets	$15,601	$3,093	$18,694
Less accumulated amortization	(14,324)	(1,400)	(15,724)

	$1,277	$1,693	$2,970

Intangible amortization expense for the fiscal years ended April 30, 2013, 2012 and 2011 was $1,306, $629 and $840, respectively. The intangible amortization expense estimated as of April 30, 2013 for the five fiscal years following fiscal year 2013 and thereafter is as follows:

2014	2015	2016	2017	2018	Thereafter
$ 2,216	$1,907	$1,525	$1,262	$1,309	$3,455

The following table shows the activity and balances related to goodwill from April 30, 2011 through April 30, 2013:

	April 30, 2012	Acquisitions	Other (1)	April 30, 2013
Eastern region	$58	$12,939	$3,861	$16,858
Western region	89,458	1,283	(3,861)	86,880
Recycling	12,190	-	-	12,190

Total	$101,706	$14,222	-	$115,928

(1)	Goodwill movement between the Eastern and Western regions is associated with the movement of certain operations between the reporting units during fiscal year 2013.

	April 30, 2011	Acquisitions	April 30, 2012
Eastern region	$38	$20	$58
Western region	88,976	482	89,458
Recycling	12,190	-	12,190

Total	$101,204	$502	$101,706

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether goodwill impairment exists at the reporting unit.

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

As a part of the Step 1 testing for goodwill impairment, we estimate the fair value of each reporting unit, which we determined to be our three operating regions (Eastern, Western, and Recycling). The estimated fair value of each reporting unit is compared with the carrying value of the net assets of each reporting unit. The sum of the fair values of the reporting units is reconciled to our current market capitalization (based on our stock price). The discounted cash flow method is used to measure the fair value of our equity under the income approach for each reporting unit. Determining the fair value using a discounted cash flow method requires us to make significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. Our estimates are based upon historical experience, current market trends, projected future volumes and other information. We believe that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, we rely on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value are discounted at a risk adjusted discount rate to determine the fair value of the reporting unit.

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

We elected not to perform a qualitative analysis as a part of our annual goodwill impairment test for fiscal year 2013. As of April 30, 2013, the Step 1 testing for goodwill impairment performed for the Eastern, Western and Recycling reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that the fair value of the Eastern, Western and Recycling reporting units exceeded their carrying values by 22.7%, 23.3% and 20.8%, respectively. We incurred no impairment of goodwill as a result of our annual fourth quarter goodwill impairment tests in fiscal years 2013, 2012 or 2011.

8.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 2 to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended April 30,
	2013	2012
Beginning balance	$39,629	$36,407
Obligations incurred	3,188	3,123
Revisions in estimates (1)	(694)	(1,682)
Accretion expense	3,538	3,341
Payments	(2,491)	(1,560)

Ending balance	$43,170	$39,629

(1)	The revisions in estimates for capping, closure and post-closure for the years ended April 30, 2013 and 2012 consist of changes in cost estimates and timing of capping and closure events as well as changes to expansion airspace and tonnage placement assumptions.

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities, classified as current liabilities, at April 30, 2013 and 2012 consist of the following:

	April 30,
	2013	2012
Maine Energy impairment reserve	$4,500	$-
Other accrued liabilities	16,514	14,119

Total other accrued liabilities	$21,014	$14,119

10.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases as of April 30, 2013 and 2012 consist of the following:

	April 30,
	2013	2012
Senior subordinated notes due February 15, 2019, bearing interest at 7.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized discount of $1,735 and $0)	$323,265	$200,000

Senior secured revolving credit facility, which provides for advances or letters of credit of up to $227,500, due March 18, 2016, bearing interest at LIBOR plus 3.75%, (approximately 3.95% at April 30, 2013 based on one month LIBOR), secured by substantially all of our assets	123,200	69,600

Senior second lien notes, due July 15, 2014 and redeemed on November 8, 2012, bearing interest at 11.00%, interest payable semiannually, secured by second priority lien on substantially all of our assets (including unamortized discount of $0 and $2,572)	-	177,428

Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025, dated February 1, 2012, bearing interest at 6.25% through January 31, 2017, unsecured and guaranteed by our significant wholly-owned subsidiaires	21,400	21,400

Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 1, 2036, dated March 1, 2013, bearing interest at 4.75% through April 4, 2019, unsecured and guaranteed by our significant wholly-owned subsidiaires	16,000	-

Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 1, 2029, dated March 1, 2013, bearing interest at BMA Index (approximately 0.28% at April 30, 2013) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at April 30, 2013)	5,500	-

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 due January 1, 2025, dated December 1, 2005, bearing interest at BMA Index (approximately 0.28% at April 30, 2013) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at April 30, 2013)	3,600	3,600

Notes payable in connection with businesses acquired, bearing interest at rates of 2.49% - 6.50%, due in monthly or annual installments varying to $575, maturing May 2013 through April 2017	1,228	2,033

Capital leases for facilities and equipment, bearing interest rates of up to 4.72%, due in monthly or annual installments varying to $78, expiring through January 2015	195	548

	494,388	474,609
Less—current maturities	857	1,228

	$493,531	$473,381

Senior Secured Revolving Credit Facility

The amended and restated senior secured revolving credit facility (the “2011 Revolver”) is a $227,500 revolving credit and letter of credit facility due March 18, 2016 (the “Senior Credit Facility”). We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100,000, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We entered into a second amendment and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants.

The Senior Credit Facility, as amended, is subject to customary affirmative, negative and financial covenants. We entered into a third amendment under our Senior Credit Facility on June 25, 2013 to further adjust our financial covenants. The amendment loosened our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and tightened our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed capital expenditures. As of April 30, 2013, these covenants restrict capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.15, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2013, we were in compliance with all covenants under the indenture governing the Senior Credit Facility and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Further advances were available under the 2011 Revolver in the amount of $69,013 as of April 30, 2013. The available amount is net of outstanding irrevocable letters of credit totaling $35,287 as of April 30, 2013, at which date no amount had been drawn.

Senior Subordinated Notes

In the fiscal year ended April 30, 2012, we completed the offering of $200,000 of senior subordinated notes due February 15, 2019 (the “2019 Notes”). The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our then outstanding senior subordinated notes due February 1, 2013 (the “2013 Notes”) and to pay related transaction costs.

In the fiscal year ended April 30, 2013, we completed the offering of an additional $125,000 of 2019 Notes. The 2019 Notes were issued at a discount of $1,863, which is amortized to interest expense over the life of the 2019 Notes. The net proceeds from the offering of additional 2019 Notes, along with $50,000 of 2011 Revolver borrowings, $42,184 of net equity proceeds from the offering and sale of Class A common stock and other available funds were used to redeem our Second Lien Notes in full and to pay related transaction costs.

As of April 30, 2013, we had outstanding $325,000 aggregate principal amount of the 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2013, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Senior Second Lien Notes

As of April 30, 2013, we did not have any aggregate principal amount of our 11% Second Lien Notes outstanding. In fiscal year 2013, we initiated a cash tender offer and consent solicitation for our Second Lien Notes (the “Tender Offer”). In the second quarter of fiscal year 2012, we repurchased $107,318 in aggregate principal amount of our then outstanding Second Lien Notes through the Tender Offer, leaving $72,682 in aggregate principal amount of Second Lien Notes outstanding. Holders who tendered the Second Lien Notes prior to the early tender date received $1,060 for each $1,000 in principal amount of Second Lien Notes repurchased, which included an early tender premium of $30 per $1,000 in principal amount of Second Lien Notes, plus accrued and unpaid interest to, but not including the early tender offer settlement date. In the third quarter of fiscal year 2013, we redeemed the remaining $72,682 in aggregate principal amount the outstanding Second Lien Notes. The remaining holders who tendered the Second Lien Notes received $1,055 for each $1,000 in principal amount of Second Lien Notes redeemed, plus accrued and unpaid interest to, but not including the redemption date.

Maine Bonds

In fiscal year 2006, we completed a financing transaction involving the issuance, by the Finance Authority of Maine (the “Authority”), of $25,000 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2005R-1 (the “Bonds”). The Bonds were issued pursuant to an indenture, dated as of December 1, 2005 and were enhanced by an irrevocable, transferable direct-pay letter of credit issued by Bank of America, N.A. Pursuant to a Financing Agreement, dated as of December 1, 2005, by and between us and the Authority, we have borrowed the proceeds of the Bonds to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

In the fourth quarter of fiscal year 2012, we converted the interest rate period on, and remarketed, $21,400 aggregate principal amount of the $25,000 Bonds. The mandatorily tendered Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025 (the “Converted Bonds”) were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum and included additional covenants and credit support for the benefit of the holders of those Converted Bonds, including guarantees by certain of our subsidiaries. The Converted Bonds are no longer secured by a letter of credit issued by a bank. The remaining $3,600 of outstanding Bonds will remain as variable rate bonds secured by a letter of credit issued by a bank. The Bonds and Converted Bonds mature on January 1, 2025.

Vermont Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Vermont Economic Development Authority, of $16,000 aggregate principal amount of its Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (the “Vermont Bonds”). The Vermont Bonds were issued pursuant to an indenture, dated as of March 1, 2013. We have borrowed the proceeds of the Vermont Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in Vermont since October 5, 2011. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Business Finance Authority of the State of New Hampshire, of $5,500 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2013 (the “New Hampshire Bonds”). The New Hampshire Bonds were issued pursuant to an indenture, dated as of March 1, 2013. We have borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in New Hampshire since October 5, 2011. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5,500 of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Loss on Debt Extinguishment

In the fiscal year ended April 30, 2013, we recorded a charge of $15,584 as a loss on debt extinguishment related to the full refinancing of our Second Lien Notes. The loss on debt extinguishment consisted of a $2,667 non-cash write off of deferred financing costs, a $2,074 non-cash write off of the unamortized original issue discount and a $10,743 charge associated with the early tender premium and tender fees associated with the redemption of the Second Lien Notes.

In the fiscal year ended April 30, 2012, we recorded a charge of $300 as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

In the fiscal year ended April 30, 2011, we recorded a charge of $7,390 as a loss on debt extinguishment associated with fiscal year 2011 refinancing efforts, which include the write off of $1,415 and $1,812 in deferred financing costs associated with the senior secured term B loan due April 9, 2014 (the “2009 Term Loan”) and the 2013 Notes, the write-off of the $4,976 discount and $1,706 premium associated with the 2009 Term Loan and 2013 Notes, a $1,043 gain associated with the discount on the tender of the 2013 Notes and a $1,821 loss associated with the consent payment on the 2013 Notes. Also included in this loss is a charge attributable to the $115 non-cash write-off of unamortized financing costs associated with the repayment of financing lease obligations and other costs.

Interest Expense

The components of interest expense for the fiscal years ended April 30, 2013, 2012 and 2011 are as follows:

	Fiscal Year Ended April 30,
	2013	2012	2011
Interest expense on debt, capital lease and financing lease obligations	$36,955	$40,156	$42,021
Amortization of debt financing costs	3,325	3,307	3,424
Amortization of debt discounts	626	964	801
Amortization of debt premium	-	-	(611)
Letter of credit fees	1,032	988	986
Less: capitalized interest	(368)	(407)	(1,078)

Total interest expense	$41,570	$45,008	$45,543

Fair Value of Debt

As of April 30, 2013, the fair value of our fixed rate debt, including the 2019 Notes, the Converted Bonds and the Vermont Bonds was approximately $360,665 and the carrying value was $353,100. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the Converted Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of the Converted Bonds or securities with similar characteristics. The fair value of the Vermont Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined based on changes in the pricing of an observable five year municipal bond index. As of April 30, 2013, the fair value of the 2011 Revolver approximated its carrying value of $123,200 based on current borrowing rates for similar types of borrowing arrangements.

Future Maturities of Debt

As of April 30, 2013, debt and capital leases mature as follows:

2014	$857
2015	328
2016	123,410
2017	28
2018	-
Thereafter (1)	369,765

$494,388

(1)	Includes unamortized discount of $1,735 on 2019 Notes.

11.       COMMITMENTS AND CONTINGENCIES

Leases

The following is a schedule of future minimum operating lease and finance lease obligation payments, together with the present value of the net minimum lease payments under finance lease obligations, as of April 30, 2013:

	Operating Leases	Financing Lease Obligations
2014	$11,639	$472
2015	11,931	472
2016	10,246	1,098
2017	9,712	-
2018	11,294	-
Thereafter	118,332	-

Total minimum lease payments	$173,154	2,042
Less —amount representing interest		225

		1,817
Less —current maturities of finance lease obligations		361

Present value of long term finance lease obligations		$1,456

We lease real estate and equipment under leases that qualify for treatment as capital leases. In fiscal year 2009, we completed a financing transaction for the construction of two single stream MRFs as well as engines for a landfill gas-to-energy project with a third-party leasing company. The financing lease obligation has a seven year term at a fixed rate of interest (approximately 6.7%). The assets related to the obligation in the amount of $3,213 have been capitalized and are included in property, plant and equipment at April 30, 2013 and 2012, respectively. Depreciation expense associated with these assets amounted to $293 for fiscal years ended April 30, 2013, 2012 and 2011, respectively.

We lease operating facilities and equipment under operating leases with monthly payments varying up to $26. Future minimum lease payments under these operating leases include the effect of escalation clauses, lease concessions and capital project funding, as applicable. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $5,372, $5,213 and $5,109 in fiscal years ended April 30, 2013, 2012 and 2011, respectively.

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

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and capping, closure, and post closure costs. The value of all future probable lease payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such depletion is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of the land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. Depletion expense on landfill operating lease contracts charged to operations was $9,372, $8,482 and $7,878 in fiscal years ended April 30, 2013, 2012 and 2011, respectively.

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

In accordance with ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of ASC 450-20-25-2. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20-25-3. As of April 30, 2013, there were no accruals established related to our outstanding legal proceedings.

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

Penobscot Energy Recovery Company Matter

On May 31, 2011, we received formal written notice from the Penobscot Energy Recovery Company (“PERC”) submitting to arbitration what it alleges is a disputed invoice in the amount of approximately $3,195 dated March 2, 2011. PERC contended that Pine Tree Waste, Inc., our subsidiary, failed since 2001 to honor a “put-or-pay” waste disposal arrangement. Arbitration of this matter was initiated, but in January 2012 a global settlement was reached in principle and memorialized in a letter of intent dated February 1, 2012, which documented the final terms of the settlement and dismissal of the arbitration action. The final global settlement documents were executed effective October 1, 2012. Pursuant to the terms of the settlement, we will not be required to make a cash payout. We anticipate that there may be nonmaterial incremental operational expenses that arise from implementing the terms of the settlement with regard to waste deliveries. This matter is now closed.

New York State Tax Litigation Matter

On January 18, 2011, certain of our subsidiaries doing business in New York State received a Notice of Deficiency (the “Notices”) from the New York State Department of Taxation and Finance asserting liability for corporation franchise tax for one or more of the tax years ended April 30, 2004 through April 30, 2006. The Notices, in the aggregate, asserted liability of $3,852, comprising $2,220 of tax and $1,632 of penalties and interest. New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries for each of the years audited. Subsequent tax years through the present would also have been subject to additional Notices of Deficiency.

We filed Petitions for Redetermination (“Petitions”) with the State of New York Division of Tax Appeals on April 13-14, 2011, and an administrative hearing before a single tax tribunal administrative law judge on all Petitions that was scheduled for December 12, 2012, was rescheduled to April 18-19, 2013. Prior to the hearing, we reached agreement with the State, and executed a “Closing Agreement”, dated April 16, 2013, pursuant to which we agreed to pay $800 to the State to satisfy all alleged actual or potential tax deficiencies through April 30, 2010. Payment was made in May 2013. Of the $800 payment, $430 represented taxes and $370 represented interest. This settlement was a small portion of the potential tax liability sought by the State, and we have not made any change to our practice of filing combined returns in New York. No audit has been initiated for tax years after 2010.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (the “Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219 and it is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2014. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD. The deadline for execution of the Consent Order has recently been extended until July 31, 2013.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of April 30, 2013 and April 30, 2012, we have recorded liabilities of $5,297 and $5,210, respectively, including the recognition of $138 of accretion expense in the fiscal years ended April 30, 2013 and 2012, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as the “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and expect the remainder of the warrants to be issued in fiscal year 2014. We have not assumed that any proceeds from the sale of securities received in payment of these claims will reduce our exposure.

The payments we expect to make, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

2014	$225
2015	3,368
2016	661
2017	26
2018	42
Thereafter	750

Total	$5,072

A reconciliation of the expected aggregate undiscounted amount to the amount recognized in the statements of financial position is as follows as of April 30, 2013:

Undiscounted liability	$5,072
Plus inflation / discount	225

Liability balance	$5,297

Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Employment Contracts

We have entered into employment contracts with four of our executive officers. Contracts are dated June 18, 2001, March 31, 2006, July 6, 2010 and September 1, 2012. Each contract had an initial term between one and three years and a covenant not to compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,201. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not senior officers.

12.       STOCKHOLDERS’ EQUITY

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

In the second quarter of fiscal year 2013, in a registered public offering we sold 11,500 shares of Class A common stock at an average price of $4.00 per share. The net proceeds received from the registered public offering, after deducting underwriting discounts, commissions and offering expenses, were $42,184 and were used to refinance our Second Lien Notes.

Preferred Stock

We are authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2013 and 2012, we had zero shares issued.

Stock Incentive Plans

1997 Stock Option Plan

In fiscal year 1998, we adopted the 1997 Stock Option Plan (the “1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to us. As of April 30, 2013 and 2012, respectively, options to purchase 599 and 1,081 shares of Class A common stock at weighted average exercise prices of $12.23 and $11.82 were outstanding under the 1997 Plan. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

1997 Non-Employee Director Stock Option Plan

In fiscal year 1998, we adopted a stock option plan for our non-employee directors. The 1997 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provided for the issuance of a maximum of 200 shares of Class A common stock pursuant to the grant of non-statutory options. As of April 30, 2013 and 2012, respectively, options to purchase 75 and 95 shares of Class A common stock at weighted average exercise prices of $12.45 and $11.04 were outstanding. The Non-Employee Director Plan terminated as of July 31, 2007.

2006 Stock Incentive Plan

In fiscal year 2007, we adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was subsequently amended in fiscal year 2010. Up to an aggregate amount equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (the “Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2013 there were 1,602 Class A common stock equivalents available for future grant under the 2006 Plan inclusive of additional Class A common stock equivalents which were previously issued under our terminated plans, and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant. As of April 30, 2013 and 2012, respectively, options to purchase 768 and 485 shares of Class A common stock at weighted average exercise prices of $5.16 and $7.64 were outstanding under the 2006 Plan.

Restricted stock units and performance stock units granted under the 2006 Plan are granted at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock units vest incrementally over a three year period beginning on the first anniversary date of the grant and are based on continued employment. Performance stock units vest on April 30th of the third fiscal year end following the grant date and are based on the attainment of a targeted average return on net assets as of the vesting date.

Restricted stock awards granted to non-employee directors under the 2006 Plan are granted at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the grant date.

The following table summarizes the grant activity for stock options, restricted stock units, performance stock units and restricted stock awards for the fiscal years ended April 30, 2013, 2012 and 2011, respectively:

	Granted	Weighted Average Grant Date Fair Value	Unissued at April 30, 2013
Fiscal year 2011 grants
Stock options	280	$2.85	250
Restricted stock units	499	$3.57	83
Performance stock units (1)	469	$4.20	-
Restricted stock awards	62	$4.81	-

Total	1,310		333
Fiscal year 2012 grants
Stock options	7	$4.14	7
Restricted stock units	305	$6.12	143
Performance stock units (1)	255	$6.06	196
Restricted stock awards	51	$5.83	-

Total	618		346
Fiscal year 2013 grants
Stock options	388	$3.03	388
Restricted stock units	340	$5.15	273
Performance stock units (1)	316	$5.17	259
Restricted stock awards	79	$4.45	-

Total	1,123		920

(1)	Performance stock units are included at the 100% attainment level.

A summary of stock options, restricted stock and restricted / performance stock units outstanding as of April 30, 2013 and 2012, and changes during the fiscal year ended April 30, 2013, is presented below:

	Unvested Options	Vested Options	Total Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Vested Options	Weighted Average Remaining Term (Years)	Restricted Stock Units, Restricted Stock and Performance Stock Units Unvested (1)
Outstanding, April 30, 2012	174	1,487	1,661	$10.55	$592	3.6	1,380
Granted	388	-	388	4.10			735
Vested (options only) (2)	(125)	125	-	4.08			-
Forfeited	-	(607)	(607)	11.37			(533)
Exercised/Issued	-	-	-	-			(494)

Outstanding, April 30, 2013	437	1,005	1,442	8.48	240	5.3	1,088

Exercisable, April 30, 2011		1,998	1,998	$11.80	$52	3.1

Exercisable, April 30, 2012		1,487	1,487	$11.33	$222	3.1

Exercisable, April 30, 2013		1,005	1,005	$10.41	$94	3.7

Expected to vest at April 30, 2013	436						958

(1)	Performance stock units are included at the 100% attainment level. Attainment of performance metrics at maximum levels could result in the issuance of an additional 357 shares of Class A common stock.

(2)	The total fair value of the 125 stock options vested during the fiscal year and outstanding as of April 30, 2013 was approximately $378.

Stock-Based Compensation

We recognized stock-based compensation expense of $2,236, $1,855 and $1,592 for the fiscal years ended April 30, 2013, 2012 and 2011, respectively. Of these amounts, expense recorded with respect to stock options was $528, $258 and $387, expense recorded with respect to our employee stock purchase plan was $99, $113 and $122, and expense recorded with respect to restricted stock, restricted stock units and performance stock units was $1,609, $1,485 and $1,083 for the fiscal years ended April 30, 2013, 2012 and 2011, respectively. The tax benefit in the provision for income taxes associated with stock-based compensation expense for the fiscal years ended April 30, 2013, 2012 and 2011 was $0, $0, and $97, respectively.

As a result of the sale of the non-integrated recycling assets and select intellectual property assets in fiscal year 2011, we modified certain awards associated with our grants to allow employees who left us as a result of the transaction to become immediately vested in full with respect to their performance stock units and partially vested with respect to their restricted stock units based on their continued employment through the transaction date. This modification resulted in the issuance of 259 shares of Class A common stock and the recognition of $1,438 in total compensation expense as discontinued operations in the fiscal year 2011.

The unrecognized stock-based compensation expense at April 30, 2013 related to unvested stock options, restricted stock and restricted stock units was $2,750, to be recognized over a weighted average period of 1.64 years. Maximum unrecognized stock-based compensation expense at April 30, 2013 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $3,805, which would be recognized over a weighted average period of 1.64 years. As of April 30, 2013, we do not expect to recognize any expense related to outstanding performance stock units over the weighted average period based on our expectation that we will not meet our attainment levels.

We recorded a tax benefit of $96, $254 and $129 to additional paid in capital related to the exercise of various share based awards in the fiscal years ended April 30, 2013, 2012 and 2011, respectively. Tax savings from equity based compensation resulting from tax deductions in excess of expense are reflected as a financing cash flow in our consolidated financial statements.

Our calculations of stock-based compensation expense associated with stock options and our Employee Stock Purchase Plan for the fiscal years ended April 30, 2013, 2012 and 2011 were made using the Black-Scholes valuation model. The fair values of our stock option grants and shares to be purchased under our Employee Stock Purchase Plan were estimated assuming no expected dividend yield using the following weighted average assumptions for the fiscal years ended April 30, 2013, 2012 and 2011:

	Fiscal Year Ended April 30,
	2013	2012	2011
Stock Options:
Expected life	6.82 years	5.5 years	6.5 years
Risk-free interest rate	1.14%	0.82%	1.80%
Expected volatility	84.40%	91.54%	85.59%

Stock Purchase Plan:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.12%	0.10%	0.20%
Expected volatility	46.95%	49.05%	46.53%

Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the historical volatility of our Class A common stock over the expected life.

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

Noncontrolling interest

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owns and operates one water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. In the third quarter of fiscal year 2013, we entered into an agreement with Altela, Inc., which increased our membership interest in CARES from 51% to 66.1% subject to a one-year claw back provision. As of April 30, 2013, Altela, Inc. had taken advantage of the claw back provision to reestablish its 49% membership interest in CARES. In accordance with ASC 810-10-15, we consolidate the assets, liabilities, noncontrolling interest, and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values. See Note 10 for disclosure over the fair value of debt.

As of April 30, 2013, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$545	$-	$-

Liabilities:
Interest rate derivatives	$-	$4,229	$-

As of April 30, 2012, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$424	$-	$-

Liabilities:
Interest rate derivatives	$-	$2,369	$-

In fiscal year 2013, our financial assets and liabilities recorded at fair value on a non-recurring basis include our guaranty of GreenFiber’s modified and restated loan and security agreement and our assets related to Bio Fuels, a construction and demolition material processing facility located in Lewiston, Maine, which is classified as held-for-sale as of April 30, 2013. The fair value of our guaranty was determined based on the value of the contribution required to satisfy the guaranty and pay off the term loan in May 2013. The fair value of our Bio Fuels asset group was measured based on the asset group’s highest and best use using an in-exchange valuation premise under the market approach, utilizing the estimated purchase consideration of the asset group and consideration of costs to be incurred to sell.

As of April 30, 2013, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Asset group held-for-sale - Bio Fuels	$-	$-	$61

Liabilities:
Guaranty	$-	$-	$2,073

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

As of April 30, 2012, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in unconsolidated entity - GreenFiber	$-	$-	$6,502
Long lived asset group - Maine Energy	$-	$-	$1,551

Liabilities:
Guaranty	$-	$-	$264

14.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

We offer our eligible employees the opportunity to contribute to a 401(k) plan (the “401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide an employer matching contribution equal to fifty cents for every dollar an employee invests in the 401(k) Plan up to our maximum match of one thousand dollars per calendar year, subject to revision. Participants vest in employer contributions ratably over a three year period. Employer contributions for the fiscal years ended April 30, 2013, 2012, and 2011 amounted to $645, $603 and $600, respectively.

Employee Stock Purchase Plan

In fiscal year 1998, we implemented our employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. 900 shares of Class A common stock have been reserved for this purpose. During the fiscal years ended April 30, 2013, 2012 and 2011, 76, 65 and 105 shares, respectively, of Class A common stock were issued under this plan. As of April 30, 2013, 183 shares of Class A common stock were available for distribution under this plan.

15.       INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the fiscal years ended April 30, 2013, 2012 and 2011 consists of the following:

	Fiscal Year Ended April 30,
	2013	2012	2011
Federal—
Current	$-	$121	$-
Deferred	(2,827)	1,468	(8,653)
Deferred benefit of loss carryforwards	-	-	(15,748)

	(2,827)	1,589	(24,401)

State—
Current	1,040	(352)	(599)
Current benefit of loss carryforwards	(22)	-	-
Deferred	(717)	372	2,353
Deferred benefit of loss carryforwards	-	(16)	(1,076)

	301	4	678

	$(2,526)	$1,593	$(23,723)

Included in the current state tax provision for year ending April 30, 2013 is an $800 settlement with New York State, comprised of $430 of tax and $370 of interest. As discussed in Note 11, New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. On January 18, 2011, the State had assessed a liability of $3,852, comprising $2,220 tax and $1,632 penalties and interest, for tax years ending April 30, 2004 through April 30, 2006. We had filed Petitions of Redetermination with the State of New York Division of Tax Appeals and had been scheduled for an administrative hearing on April 18-19, 2013. Tax years ending April 30, 2007 through April 30, 2009 were also being audited for the same tax matter. The settlement, which represented less than 8% of the potential cumulative liability for the years settled, was a monetary settlement without any change to our filing combined returns in New York and it closed years ending April 30, 2004 through April 30, 2010. We had not established any reserve under ASC 740, since we believed our position would more likely than not be successful in contesting the deficiencies. No audit has been initiated for tax years after 2010.

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2013, 2012 and 2011 are as follows:

	Fiscal Year Ended April 30,
	2013	2012	2011
Federal statutory rate	35%	35%	35%
Tax benefit at statutory rate	$(18,378)	$(26,638)	$(9,341)
State income taxes, net of federal benefit	(1,076)	(3,050)	281
Decrease in valuation allowance due to BBI acquisition	(5,084)	-	-
Other increase (decrease) in valuation allowance	22,510	27,247	(14,454)
Non-deductible impairment of investment in GreenFiber	-	3,738	-
Non-deductible GreenFiber goodwill impairment and equity income in subsidiaries	180	1,182	-
Tax credits	(660)	(650)	(637)
Non-deductible expenses	494	823	408
Non-deductible stock option charges	-	73	107
Other, net	(512)	(1,132)	(87)

	$(2,526)	$1,593	$(23,723)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2013 and 2012:

	April 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$34,217	$9,724
Accrued expenses and reserves	29,884	28,383
Book over tax depreciation of property and equipment	19,881	24,899
Alternative minimum tax credit carryforwards	3,330	3,330
General business tax credit carryforwards	2,095	1,438

Unrealized loss on commodity hedges	1,852	688
Stock awards	1,177	1,140
Deferred revenue	-	218
Other	964	370

Total deferred tax assets	93,400	70,190
Less: valuation allowance	(70,352)	(50,700)

Total deferred tax assets after valuation allowance	23,048	19,490

Deferred tax liabilities:
Amortization of intangibles	(25,973)	(21,114)
Other	(143)	-

Total deferred tax liabilities	(26,116)	(21,114)

Net deferred tax (liability) asset	$(3,068)	$(1,624)

At April 30, 2013 we have, for federal income tax purposes, net operating loss carryforwards of approximately $71,965 that expire in fiscal years 2024 through 2033 and state net operating loss carryforwards of approximately $85,304 that expire in fiscal years 2014 through 2033. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, we have $3,330 minimum tax credit carryforwards available that are not subject to a time limitation and $2,095 general business credit carryforwards which expire in fiscal years 2023 through 2033. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. We are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

For the fiscal year ended April 30, 2013, the net increase in the valuation allowance was $19,652. Included in this amount is a $5,084 decrease in the valuation allowance due to the recognition of additional reversing temporary differences from the deferred tax liability recorded through goodwill related to the BBI acquisition. The $5,084 deferred tax liability related to the BBI acquisition resulted from temporary differences related to the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The net deferred tax liability as of April 30, 2013 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended April 30, 2013 and 2012 are as follows:

	Fiscal Year Ended April 30,
	2013	2012
Unrecognized tax benefits at beginning of period	$4,447	$4,932
Gross increases for tax positions of prior years	543	42
Gross decreases for tax positions of prior years	(26)	(45)
Reductions resulting from lapse of statute of limitations	(655)	(482)
Settlements	(430)	-

Unrecognized tax benefits at end of period	$3,879	$4,447

The gross increases for tax positions of prior years for 2013 includes $430 tax from the settlement with New York State, which is offset by the ($430) settlements for 2013. Included in the balances at April 30, 2013 and 2012 are $0 of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate that approximately $398 of unrecognized tax benefits, all related to deferred tax assets which are subject to a full valuation allowance, may be reversed within the next 12 months due to the expiration of the applicable statute of limitations.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, we have accrued interest of $76 and penalties of $9 during fiscal year 2013, including $41 accrued in income tax expense during the year ended April 30, 2013. We accrued interest of $34 and penalties of $9 related to uncertain tax positions during fiscal year 2012, including ($95) accrued in income tax expense during the fiscal year ended April 30, 2012. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2013 remain open for examination, with limited exceptions.

16.	DEVELOPMENT PROJECT CHARGES

In the second quarter of fiscal year 2012, we recorded a charge of $131 for deferred costs associated with certain development projects no longer deemed viable. As of April 30, 2013 and 2012, we had $1,644 and $1,163 of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

17.	SEVERANCE AND REORGANIZATION

In the first quarter of fiscal year 2013, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have targeted improvements in certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a severance and reorganization charge of $1,793 in the second quarter of fiscal year 2013 with respect to the realignment.

In the third and fourth quarters of fiscal year 2013, we recorded a $1,882 severance charge related primarily to the closing of Maine Energy, see Note 18 for further discussion, and a reorganization of senior management. The liability associated with severance and reorganization as of April 30, 2013, which is recorded in other accrued liabilities, is $680.

18.	DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS

We review planned business dispositions based on available information and events that have occurred to determine whether or not a business or disposal group qualifies for discontinued operations treatment. The review consists of evaluating whether the business qualifies as a component of an entity for which the operations and cash flows are clearly distinguishable, whether it is anticipated that the cash flows of the component have been or will be eliminated from ongoing operations after the disposal transaction and by the end of the assessment period and whether we will have any significant continuing involvement in the operations of the component after the disposal transaction. Planned business dispositions are presented as discontinued operations when all three criteria are met. Additionally, we evaluate whether the component has met the criteria to be classified as held-for-sale. To be classified as held-for-sale, the criteria established by ASC 360-10-45 must be met as of the reporting date, including an active program to market the business and the disposition of the business within one year. A business that has not been disposed of may not be classified as discontinued operations until the held-for-sale criteria are met. No depreciation is recorded during the periods in which a disposal group is classified as held-for-sale.

Businesses that qualify as held-for-sale are carried at the lower of their carrying value or fair value less costs to sell in the period the held-for-sale criteria are met. For a business that is classified as held-for-sale and meets the discontinued operations criteria, all initial or subsequent adjustments to the carrying value of the component are classified in discontinued operations.

Discontinued Operations

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of Bio Fuels, a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group classified as held-for-sale include certain inventory and plant and equipment. We recognized a $3,261 charge associated with the adjustment of the disposal group to fair value as a loss from discontinued operations. There are inherent judgments and estimates used in determining impairment charges and the actual sale of a business can result in the recognition of an additional gain or loss.

In the third quarter of fiscal year 2011, we entered into a purchase and sale agreement and related agreements to sell non-integrated recycling assets and select intellectual property assets for $130,400 in gross proceeds. Pursuant to these agreements, we divested non-integrated recycling assets located outside our core operating regions of New York, Massachusetts, Vermont, New Hampshire, Maine and northern Pennsylvania, including 17 MRFs, one transfer station and certain related intellectual property assets. Following the transaction, we retained four integrated MRFs located in our core operating regions. As a part of the disposition, we also entered into a ten-year commodities marketing agreement with the purchaser to market 100% of the tonnage from three of our remaining integrated MRFs.

We completed the transaction in the fourth quarter of fiscal year 2011 for $134,195 in gross cash proceeds. This included an estimated $3,795 working capital and other purchase price adjustment, which was subject to further adjustment, as defined in the purchase and sale agreement. After netting transaction costs and cash taxes payable in conjunction with the divestiture, net cash proceeds amounted to approximately $122,953. We used cash proceeds from the divestiture and borrowings under our Senior Credit Facility to repay the aggregate balance of our 2009 Term Loan in full upon completion of the disposition. This resulted in a gain on disposal of discontinued operations (net of tax) of $43,718 in the fourth quarter of fiscal year 2011. The final working capital adjustment, along with additional legal expenses related to the transaction, of $646 was recorded to gain on disposal of discontinued operations (net of tax) in the first quarter of fiscal year 2012. In the second quarter of fiscal year 2012, we recorded an additional working capital adjustment of $79 to gain on disposal of discontinued operations (net of tax), which related to our subsequent collection of receivable balances that were released to us for collection by the purchaser.

During the third quarter of fiscal year 2011, we also completed the sale of the assets of the Trilogy Glass business for cash proceeds of $1,840. A loss of to $128 (net of tax) was recorded to gain on disposal of discontinued operations in fiscal year 2011.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and loss before income taxes attributable to discontinued operations for the fiscal year ended April 30, 2013, 2012 and 2011, respectively, are as follows:

	Fiscal Year Ended April 30,
	2013	2012	2011
Revenues	$12,033	$12,865	$73,889
Loss before income taxes	$(4,480)	$(1,025)	$(3,492)

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine pursuant to which we agreed to sell the real property of Maine Energy, which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which shall be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of Maine Energy, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. We initially recorded a charge to loss on divestiture of $353 in the third quarter of fiscal year 2013 as a result of this transaction. In the fourth quarter of fiscal year 2013, as more information became available, we made revisions to the estimated closing costs associated with the divestiture resulting in the reversal of the initial loss on divestiture of $353. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

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

In accordance with ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we expect to completely withdraw from the plan in early fiscal year 2014, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of April 30, 2013, no accrual is established related to withdrawal from the multiemployer pension plan.

In the first quarter of fiscal year 2011, we completed the sale of certain assets in Southeastern Massachusetts and recorded a gain on sale of assets of $3,502. Total consideration amounted to $7,750 with cash proceeds of $7,533.

19.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2013	2012	2011
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(49,662)	$(77,697)	$(2,964)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	38,662	25,991	25,589
Class B common stock	988	988	988
Unvested restricted stock	(134)	(127)	(141)
Effect of weighted average shares outstanding during period	(5,501)	(103)	(331)

Weighted average number of common shares used in basic and diluted EPS	34,015	26,749	26,105

For the fiscal years ended April 30, 2013, 2012 and 2011, 2,074, 2,445 and 3,264 shares, respectively, of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

20.	RELATED PARTY TRANSACTIONS

Services

During fiscal years ended April 30, 2013, 2012 and 2011, we retained the services of a related party, a company wholly owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for the fiscal years ended April 30, 2013, 2012 and 2011 were $6,577, $2,612 and $6,067, respectively, of which $1,189 and $45 were outstanding and included in either accounts payable or other current liabilities at April 30, 2013 and 2012, respectively.

Leases

In fiscal year 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors are the general partners. The leases have since been extended and according to the terms of the agreements called for monthly payments of approximately $25. These leases expired in April 2013, and were subsequently extended on May 1, 2013 for five years. Total expense charged to operations for fiscal years ended April 30, 2013, 2012 and 2011 under these agreements was $286, $300 and $311, respectively.

Landfill Post-closure

We have agreed to pay the cost of post-closure on a landfill owned by two of our major stockholders and members of the Board of Directors (one of whom is also an officer). We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2024. In the fiscal years ended April 30, 2013, 2012 and 2011, we paid $8, $8 and $8 respectively, pursuant to this agreement. As of April 30, 2013 and 2012, we have accrued $100 and $84, respectively, for costs associated with its post-closure obligations.

Employee Loan

As of April 30, 2013 and 2012, we have a recourse loan to an employee outstanding, which is included in Notes receivable – related party in the accompanying consolidated balance sheet, in the amount of $147 and $144, respectively. The principal and interest on this note is payable upon demand by us. Interest which has been fully accrued for as of April 30, 2013 is at the Wall Street Journal Prime Rate (3.25% at April 30, 2013)

21.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy, recycling and organic services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment. Segment data for the fiscal years ended April 30, 2012 and 2011 has been revised to properly align with internal management reporting.

Fiscal Year Ended April 30, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$168,361	$33,738	$24,410	$(3,504)	$26,509	$21,854	$16,858	$210,889
Western	205,747	65,390	26,446	20,058	(1,311)	30,384	86,880	348,455
Recycling	39,131	(84)	4,188	(456)	5,553	915	12,190	50,830
Other	42,096	1,328	1,532	(3,677)	10,678	1,608	-	49,453
Eliminations	-	(100,372)	-	-	-	-	-	-

Total	$455,335	$-	$56,576	$12,421	$41,429	$54,761	$115,928	$659,627

Fiscal Year Ended April 30, 2012

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$163,063	$35,616	$25,993	$(42,130)	$31,019	$22,207	$58	$177,185
Western	212,227	67,776	26,168	29,715	80	27,467	89,458	333,381
Recycling	47,934	(248)	4,016	5,375	6,794	5,485	12,190	55,249
Other	44,726	2,714	2,238	(3,993)	7,073	3,204	-	67,928
Eliminations	-	(105,858)	-	-	-	-	-	-

Total	$467,950	$-	$58,415	$(11,033)	$44,966	$58,363	$101,706	$633,743

Fiscal Year Ended April 30, 2011

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$158,856	$38,238	$25,081	$(3,978)	$23,195	$24,600	$38	$223,229
Western	207,345	63,833	26,897	32,163	2,487	25,761	88,975	335,163
Recycling	43,557	(402)	3,573	4,116	4,550	1,764	12,191	52,047
Other	44,927	2,788	2,570	(2,873)	15,257	2,603	-	80,142
Eliminations	-	(104,457)	-	-	-	-	-	-

Total	$454,685	$-	$58,121	$29,428	$45,489	$54,728	$101,204	$690,581

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2013		2012		2011
Collection	$208,973	45.9%	$205,296	43.9%	$199,892	44.0%
Disposal	115,049	25.3%	123,620	26.4%	118,831	26.1%
Power generation	11,354	2.4%	11,894	2.6%	12,831	2.8%
Organics and processing	45,373	10.0%	40,904	8.7%	39,211	8.6%

Solid waste operations	380,749	83.6%	381,714	81.6%	370,765	81.5%
Customer resource solutions	35,455	7.8%	38,302	8.2%	40,363	8.9%
Recycling	39,131	8.6%	47,934	10.2%	43,557	9.6%

Total revenues	$455,335	100.0%	$467,950	100.0%	$454,685	100.0%

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for fiscal years ended April 30, 2012 and 2011 have been revised to conform to this presentation.

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the consolidated statements of operations by quarter for fiscal years ended April 30, 2013, 2012 and 2011. The impact of the discontinued operations described in Note 18 is included in all periods in the table below.

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$117,638	$116,836	$112,167	$108,694
Operating income	$5,807	$4,426	$78	$2,110
Loss from continuing operations before discontinued operations	$(8,163)	$(20,857)	$(11,146)	$(9,817)
Net loss attributable to common stockholders	$(8,371)	$(20,967)	$(11,407)	$(13,397)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.30)	$(0.68)	$(0.28)	$(0.25)
Net loss attributable to common stockholders	$(0.31)	$(0.68)	$(0.29)	$(0.34)
Diluted:
Loss from continuing operations before discontinued operations	$(0.30)	$(0.68)	$(0.28)	$(0.25)
Net loss attributable to common stockholders	$(0.31)	$(0.68)	$(0.29)	$(0.34)

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$124,066	$125,989	$111,520	$106,375
Operating income (loss)	$10,468	$11,730	$4,448	$(37,679)
Loss from continuing operations before discontinued operations	$(3,502)	$(693)	$(24,517)	$(48,991)
Net loss attributable to common stockholders	$(3,062)	$(765)	$(24,635)	$(49,124)
Loss per common share:
Basic:
Loss from continuing operations before discontinued operations	$(0.13)	$(0.03)	$(0.91)	$(1.82)
Net loss attributable to common stockholders	$(0.12)	$(0.03)	$(0.92)	$(1.83)
Diluted:
Loss from continuing operations before discontinued operations	$(0.13)	$(0.03)	$(0.91)	$(1.82)
Net loss attributable to common stockholders	$(0.12)	$(0.03)	$(0.92)	$(1.83)

Fiscal Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$119,143	$119,694	$109,076	$106,772
Operating income (loss)	$12,918	$12,263	$6,571	$(2,324)
(Loss) income from continuing operations before discontinued operations	$(1,587)	$258	$(6,003)	$4,368
Net (loss) income attributable to common stockholders	$(2,902)	$(1,154)	$(6,365)	$48,849
Loss per common share:
Basic and diluted:
(Loss) income from continuing operations before discontinued operations	$(0.06)	$0.01	$(0.23)	$0.17
Net (loss) income attributable to common stockholders	$(0.11)	$(0.04)	$(0.24)	$1.85
Diluted:
(Loss) income from continuing operations before discontinued operations	$(0.07)	$0.01	$(0.24)	$0.17
Net (loss) income attributable to common stockholders	$(0.11)	$(0.04)	$(0.24)	$1.85

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

23.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of April 30, 2013 and April 30, 2012, the consolidating results of operations and comprehensive loss for the fiscal years ended April 30, 2013, 2012 and 2011, and the condensed consolidating statements of cash flows for the fiscal years ended April 30, 2013, 2012 and 2011 of (a)  the Parent company only, (b)  the combined guarantors (the “Guarantors”) , each of which is 100% wholly-owned by the Parent, (c)  the combined non-guarantors (the “Non-Guarantors”) , (d)  eliminating entries and (e)  the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS :
Cash and cash equivalents	$1,260	$253	$242	$-	$1,755
Accounts receivable - trade, net of allowance for doubtful accounts	571	47,644	474	-	48,689
Refundable income taxes	128	-	-	-	128
Deferred income taxes	238	-	-	-	238
Other current assets	1,837	8,284	61	-	10,182
Current assets held-for-sale	-	61	-	-	61

Total current assets	4,034	56,242	777	-	61,053

Property, plant and equipment, net of accumulated depreciation and amortization	2,771	411,284	8,447	-	422,502
Goodwill	-	115,928	-	-	115,928
Intangible assets, net	249	11,425	-	-	11,674
Restricted assets	-	545	-	-	545
Investments in unconsolidated entities	16,486	2,189	3,509	(1,932)	20,252
Investments in subsidiaries	(59,759)	-	-	59,759	-
Other non-current assets	15,921	11,752	-	-	27,673

	(24,332)	553,123	11,956	57,827	598,574

Intercompany receivable	580,328	(539,752)	(42,508)	1,932	-

	$560,030	$69,613	$(29,775)	$59,759	$659,627

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$-	$857	$-	$-	$857
Current maturities of financing lease obligations	-	361	-	-	361
Accounts payable	23,492	27,847	635	-	51,974
Accrued interest	6,071	3	-	-	6,074
Current accrued capping, closure and post-closure costs	-	3,832	3	-	3,835
Other current liabilities	10,539	14,341	117	-	24,997

Total current liabilities	40,102	47,241	755	-	88,098

Long-term debt and capital leases, less current maturities	492,965	566	-	-	493,531
Financing lease obligations, less current maturities	-	1,456	-	-	1,456
Accrued capping, closure and post-closure costs, less current portion	-	39,298	37	-	39,335
Deferred income taxes	3,306	-	-	-	3,306
Other long-term liabilities	12,372	6,078	-	-	18,450

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock -
Authorized - 100,000,000 shares, $ 0.01 par value per share, issued and outstanding - 38,662,000 shares	387	100	-	(100)	387
Class B common stock -
Authorized - 1,000,000 shares, $ 0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	-	-	-	10
Additional paid-in capital	335,857	43,897	4,797	(48,694)	335,857
Accumulated deficit	(324,377)	(69,051)	(38,910)	107,961	(324,377)
Accumulated other comprehensive income (loss)	(592)	28	(620)	592	(592)
Total Casella Waste Systems, Inc. stockholders’ equity	11,285	(25,026)	(34,733)	59,759	11,285
Noncontrolling interests	-	-	4,166	-	4,166

Total stockholders’ equity	11,285	(25,026)	(30,567)	59,759	15,451

	$560,030	$69,613	$(29,775)	$59,759	$659,627

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2012

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,799	$368	$367	$-	$4,534
Accounts receivable - trade, net of allowance for doubtful accounts	652	46,820	-	-	47,472
Refundable income taxes	1,281	-	-	-	1,281
Deferred income taxes	3,712	-	-	-	3,712
Other current assets	1,903	8,362	-	-	10,265
Current assets held for sale	-	92	-	-	92

Total current assets	11,347	55,642	367	-	67,356

Property, plant and equipment, net of accumulated depreciation and amortization	3,486	407,332	3,848	-	414,666
Goodwill	-	101,706	-	-	101,706
Intangible assets, net	340	2,630	-	-	2,970
Restricted assets	-	424	-	-	424
Investments in unconsolidated entities	15,986	2,225	6,502	(1,932)	22,781
Investments in subsidiaries	(34,443)	-	-	34,443	-
Other non-current assets	15,778	6,011	-	-	21,789
Non-current assets held-for-sale	-	2,051	-	-	2,051

	1,147	522,379	10,350	32,511	566,387

Intercompany receivable	532,950	(494,819)	(40,063)	1,932	-

	$545,444	$83,202	$(29,346)	$34,443	$633,743

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$142	$1,086	$-	$-	$1,228
Current maturities of financing lease obligations	-	338	-	-	338
Accounts payable	21,952	24,757	-	-	46,709
Accrued interest	9,800	3	-	-	9,803
Current accrued capping, closure and post-closure costs	-	4,907	-	-	4,907
Other current liabilities	13,938	3,780	543	-	18,261

Total current liabilities	45,832	34,871	543	-	81,246

Long-term debt and capital leases, less current maturities	472,028	1,353	-	-	473,381
Financing lease obligations, less current maturities	-	1,818	-	-	1,818
Accrued capping, closure and post-closure costs, less current portion	-	34,681	41	-	34,722
Deferred income taxes	5,336	-	-	-	5,336
Other long-term liabilities	5,817	13,192	-	-	19,009

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock-
Authorized - 100,000,000 shares, $0.01 par value per share, issued and outstanding - 25,991,000 shares	260	100	-	(100)	260
Class B common stock-
Authorized - 1,000,000 shares, $0.01 par value per share, 10 votes per share, issued and outstanding - 988,000 shares	10	-	-	-	10
Additional paid-in capital	288,348	46,279	1,998	(48,277)	288,348
Accumulated deficit	(270,235)	(49,097)	(34,140)	83,237	(270,235)
Accumulated other comprehensive income (loss)	(1,952)	5	412	(417)	(1,952)

Total Casella Waste Systems, Inc. stockholders’ equity	16,431	(2,713)	(31,730)	34,443	16,431
Noncontrolling interests	-	-	1,800	-	1,800

Total stockholders’ equity	16,431	(2,713)	(29,930)	34,443	18,231

	$545,444	$83,202	$(29,346)	$34,443	$633,743

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$-	$453,589	$1,746	$-	$455,335

Operating expenses:
Cost of operations	(295)	321,382	1,927	-	323,014
General and administration	220	57,898	87	-	58,205
Depreciation and amortization	1,017	55,142	417	-	56,576
Severance and reorganization costs	1,766	1,943	-	-	3,709
Expense from divestiture, acquisition and financing costs	303	1,107	-	-	1,410

	3,011	437,472	2,431	-	442,914

Operating income (loss)	(3,011)	16,117	(685)	-	12,421

Other expense (income), net:
Interest income	(32,896)	(113)	-	32,868	(141)
Interest expense	42,405	32,033	-	(32,868)	41,570
Loss (income) from equity method investments	24,723	36	4,405	(24,723)	4,441
Loss on derivative instruments	4,512	-	-	-	4,512
Loss on debt extinguishment	15,584	-	-	-	15,584
Other income	(671)	(365)	-	-	(1,036)

Other expense, net	53,657	31,591	4,405	(24,723)	64,930

Income (loss) from continuing operations before income taxes	(56,668)	(15,474)	(5,090)	24,723	(52,509)
Provision (benefit) for income taxes	(2,526)	-	-	-	(2,526)

Income (loss) from continuing operations	(54,142)	(15,474)	(5,090)	24,723	(49,983)

Discontinued operations:
Income (loss) from discontinued operations, net	-	(4,480)	-	-	(4,480)

Net income (loss)	(54,142)	(19,954)	(5,090)	24,723	(54,463)

Less: Net income (loss) attributable to noncontrolling interests	-	-	(321)	-	(321)

Net income (loss) attributable to common stockholders	$(54,142)	$(19,954)	$(4,769)	$24,723	$(54,142)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$-	$467,950	$-	$-	$467,950

Operating expenses:
Cost of operations	16	318,047	5	-	318,068
General and administration	576	59,677	11	-	60,264
Depreciation and amortization	1,568	56,850	(3)	-	58,415
Asset impairment charge	-	40,746	-	-	40,746
Legal settlement	1,000	359	-	-	1,359
Development project charge	-	131	-	-	131

	3,160	475,810	13	-	478,983

Operating income (loss)	(3,160)	(7,860)	(13)	-	(11,033)

Other expense/(income), net:
Interest income	(39,871)	(34)	-	39,863	(42)
Interest expense	46,058	38,813	-	(39,863)	45,008
Loss (income) from equity method investments	66,832	(7)	10,001	(66,832)	9,994
Impairment of equity method investment	-	-	10,680	-	10,680
Loss on debt extinguishment	300	-	-	-	300
Other income	(486)	(377)	-	-	(863)

Other expense, net	72,833	38,395	20,681	(66,832)	65,077

Income (loss) from continuing operations before income taxes	(75,993)	(46,255)	(20,694)	66,832	(76,110)
Provision (benefit) for income taxes	1,593	-	-	-	1,593

Income (loss) from continuing operations	(77,586)	(46,255)	(20,694)	66,832	(77,703)

Discontinued operations:
Income (loss) from discontinued operations, net	-	(614)	-	-	(614)
Gain (loss) on disposal of discontinued operations, net of tax	-	725	-	-	725

Net income (loss)	(77,586)	(46,144)	(20,694)	66,832	(77,592)

Less: Net income (loss) attributable to noncontrolling interests	-	-	(6)	-	(6)

Net income (loss) attributable to common stockholders	$(77,586)	$(46,144)	$(20,688)	$66,832	$(77,586)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$-	$454,685	$-	$-	$454,685

Operating expenses:
Cost of operations	73	305,938	3	-	306,014
General and administration	873	62,519	4	-	63,396
Depreciation and amortization	1,590	56,526	5	-	58,121
Asset impairment charge	-	3,654	-	-	3,654
Environmental remediation charge	-	549	-	-	549
Bargain purchase gain	-	(2,975)	-	-	(2,975)
Gain on sale of assets	-	(3,502)	-	-	(3,502)

	2,536	422,709	12	-	425,257

Operating income (loss)	(2,536)	31,976	(12)	-	29,428

Other expense (income), net:
Interest income	(31,748)	(27)	-	31,721	(54)
Interest expense	86,074	(8,810)	-	(31,721)	45,543
Loss (income) from equity method investments	(78,357)	-	4,096	78,357	4,096
Loss on debt extinguishment	7,276	114	-	-	7,390
Other income	(486)	(374)	-	-	(860)

Other expense, net	(17,241)	(9,097)	4,096	78,357	56,115

Income (loss) from continuing operations before income taxes	14,705	41,073	(4,108)	(78,357)	(26,687)
Provision (benefit) for income taxes	(23,723)	-	-	-	(23,723)

Income (loss) from continuing operations	38,428	41,073	(4,108)	(78,357)	(2,964)

Discontinued operations:
Income (loss) from discontinued operations, net	-	(2,198)	-	-	(2,198)
Gain (loss) on disposal of discontinued operations, net of tax	-	43,590	-	-	43,590

Net income (loss) attributable to common stockholders	$38,428	$82,465	$(4,108)	$(78,357)	$38,428

CASELLA WASTE SYSTEMS , INC . AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(54,142)	$(19,954)	$(5,090)	$24,723	$(54,463)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax	(1,257)	-	(1,653)	-	(2,910)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax	3,626	-	621	-	4,247
Unrealized gain (loss) resulting from changes in fair value of marketable securities	-	23	-	-	23

Other comprehensive income (loss)	2,369	23	(1,032)	-	1,360

Comprehensive income (loss)	(51,773)	(19,931)	(6,122)	24,723	(53,103)
Less: Comprehensive income (loss) attributable to noncontrolling interests	-	-	(321)	-	(321)

Comprehensive income (loss) attributable to common stockholders	$(51,773)	$(19,931)	$(5,801)	$24,723	$(52,782)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(77,586)	$(46,144)	$(20,694)	$66,832	$(77,592)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax	(2,253)	-	504	-	(1,749)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax	(77)	-	(501)	-	(578)

Unrealized gain (loss) resulting from changes in fair value of marketable securities	-	(3)	-	-	(3)

Other comprehensive income (loss), net of tax	(2,330)	(3)	3	-	(2,330)

Comprehensive income (loss)	(79,916)	(46,147)	(20,691)	66,832	(79,922)
Less: Comprehensive income (loss) attributable to noncontrolling interests	-	-	(6)	-	(6)

Comprehensive income (loss) attributable to common stockholders	$(79,916)	$(46,147)	$(20,685)	$66,832	$(79,916)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS )

FISCAL YEAR ENDED APRIL 3 0, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$38,428	$82,465	$(4,108)	$(78,357)	$38,428
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax	1,607	-	279	-	1,886
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax	(975)	-	268	-	(707)
Unrealized gain (loss) resulting from changes in fair value of marketable securities, net of tax	-	(16)	-	-	(16)

Other comprehensive income (loss), net of tax	632	(16)	547	-	1,163

Comprehensive income (loss) attributable to common stockholders	$39,060	$82,449	$(3,561)	$(78,357)	$39,591

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(5,319)	$50,482	$(1,302)	$-	$43,861

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(25,225)	-	-	(25,225)
Additions to property, plant and equipment - acquisitions	-	(1,746)	-	-	(1,746)
- growth	-	(7,172)	(5,020)	-	(12,192)
- maintenance	(203)	(40,620)	-	-	(40,823)
Payments on landfill operating lease contracts	-	(6,261)	-	-	(6,261)
Payment for capital related to divestiture	-	(618)	-	-	(618)
Investments in unconsolidated entities	(4,166)	(2,707)	3,666	-	(3,207)
Proceeds from sale of property and equipment	-	883	-	-	883

Net cash provided by (used in) investing activities	(4,369)	(83,466)	(1,354)	-	(89,189)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	334,497	41,849	-	-	376,346
Principal payments on long-term debt	(359,342)	(1,516)	-	-	(360,858)
Payment of tender premium on second lien notes	(10,743)	-	-	-	(10,743)
Payment of financing costs	(4,609)	-	-	-	(4,609)
Net proceeds from the sale of class A common stock	42,184	-	-	-	42,184
Contributions from noncontrolling interest holders	-	-	2,531	-	2,531
Other	96	-	-	-	96
Intercompany borrowings	5,066	(5,066)	-	-	-

Net cash provided by (used in) financing activities	7,149	35,267	2,531	-	44,947
Net cash provided by (used in) discontinued operations	-	(2,398)	-	-	(2,398)

Net increase (decrease) in cash and cash equivalents	(2,539)	(115)	(125)	-	(2,779)
Cash and cash equivalents, beginning of period	3,799	368	367	-	4,534

Cash and cash equivalents, end of period	$1,260	$253	$242	$-	$1,755

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$4,552	$59,088	$531	$-	$64,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(2,102)	-	-	(2,102)
Additions to property, plant and equipment - acquisitions	-	(529)	-	-	(529)
- growth	-	(9,632)	(2,579)	-	(12,211)
- maintenance	(574)	(44,889)	-	-	(45,463)
Payments on landfill operating lease contracts	-	(6,616)	-	-	(6,616)
Investments in unconsolidated entities	(2,740)	(4,184)	1,879	-	(5,045)
Proceeds from sale of property and equipment	-	1,492	-	-	1,492

Net cash provided by (used in) investing activities	(3,314)	(66,460)	(700)	-	(70,474)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	163,500	-	-	-	163,500
Principal payments on long-term debt	(151,390)	(1,416)	-	-	(152,806)
Payments of financing costs	(1,592)	-	-	-	(1,592)
Contributions from noncontrolling interest holders	-	-	536	-	536
Other	591	-	-	-	591
Intercompany borrowings	(10,079)	10,079	-	-	-

Net cash provided by (used in) financing activities	1,030	8,663	536	-	10,229
Net cash provided by (used in) discontinued operations	-	(1,209)	-	-	(1,209)

Net increase (decrease) in cash and cash equivalents	2,268	82	367	-	2,717
Cash and cash equivalents, beginning of period	1,531	286	-	-	1,817

Cash and cash equivalents, end of period	$3,799	$368	$367	$-	$4,534

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2011

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(49,944)	$97,605	$548	$-	$48,209

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(1,744)	-	-	(1,744)
Additions to property, plant and equipment - acquisitions	-	(5)	-	-	(5)
- growth	-	(2,803)	-	-	(2,803)
- maintenance	(2,328)	(49,452)	-	-	(51,780)
Payments on landfill operating lease contracts	-	(5,655)	-	-	(5,655)
Purchase of gas rights	-	(1,608)	-	-	(1,608)
Proceeds from sale of assets	-	7,533	-	-	7,533
Proceeds from sale of property and equipment	-	959	-	-	959
Investments in unconsolidated entities	548	-	(548)	-	-

Net cash provided by (used in) investing activities	(1,780)	(52,775)	(548)	-	(55,103)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	382,899	858	-	-	383,757
Principal payments on long-term debt	(490,254)	(1,415)	-	-	(491,669)
Payments of financing costs	(10,588)	-	-	-	(10,588)
Other	605	-	-	-	605
Intercompany borrowings	169,359	(169,359)	-	-	-

Net cash provided by (used in) financing activities	52,021	(169,916)	-	-	(117,895)
Net cash provided by (used in) discontinued operations	-	124,571	-	-	124,571

Net increase (decrease) in cash and cash equivalents	297	(515)	-	-	(218)
Cash and cash equivalents, beginning of period	1,234	801	-	-	2,035

Cash and cash equivalents, end of period	$1,531	$286	$-	$-	$1,817

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, and is incorporated by reference from the information in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of April 30, 2013:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	1,441,758	$8.48	1,785,064
Equity compensation plans not approved by security holders	-	-	-

(1)	In addition to being available for future issuance in the form of options, 1,601,696 shares of our Class A common stock under our 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.

(2)	Includes 183,368 shares of our Class A common stock issuable under our 1997 Employee Stock Purchase Plan.

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
Report of Independent Registered Public Accounting Firm — McGladrey LLP
Consolidated Balance Sheets as of April 30, 2013 and 2012.
Consolidated Statements of Operations for the fiscal years ended April 30, 2013, 2012, and 2011.
Consolidated Statements of Comprehensive Loss for the fiscal years ended April 30, 2013, 2012, and 2011.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2013, 2012, and 2011.
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2013, 2012, and 2011.
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

CASELLA WASTE SYSTEMS, INC.

Dated: June 27, 2013	By:	/s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief	June 27, 2013
John W. Casella	Executive Officer (Principal Executive Officer)

/s/ Edmond R. Coletta	Senior Vice President and Chief Financial
Edmond R. Coletta	Officer (Principal Financial Officer)	June 27, 2013

/s/ Christopher B. Heald	Vice President and Chief Accounting
Christopher B. Heald	Officer (Principal Accounting Officer)	June 27, 2013

/s/ Douglas R. Casella
Douglas R. Casella	Director	June 27, 2013

/s/ John F. Chapple III
John F. Chapple III	Director	June 27, 2013

/s/ Gregory B. Peters
Gregory B. Peters	Director	June 27, 2013

/s/ James F. Callahan, Jr.
James F. Callahan, Jr.	Director	June 27, 2013

/s/ Joseph G. Doody
Joseph G. Doody	Director	June 27, 2013

/s/ James P. McManus
James P. McManus	Director	June 27, 2013

/s/ Michael K. Burke
Michael K. Burke	Director	June 27, 2013

/s/ Emily Nagle Green
Emily Nagle Green	Director	June 27, 2013

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Fiscal Year Ended April 30,
	2013	2012	2011
Balance at beginning of period	$740	$920	$1,602
Additions —Charged to expense	2,072	730	363
Deductions —Bad debts written off, net of recoveries	(1,239)	(911)	(1,045)

Balance at end of period	$1,573	$740	$920

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella Waste Systems Inc. as filed December 7, 2007 (file no. 000-23211)).
3.3	Third Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella Waste Systems Inc. as filed February 27, 2009 (file no. 000-23211)).
4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).
4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).
4.3	Indenture, dated January 24, 2003, by and among Casella Waste Systems, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2013, including the form of 9.75% Senior Subordinated Note (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed January 24, 2003 (file no. 000-23211)).
4.4	Indenture, dated July 9, 2009, by and among Casella Waste Systems, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee, governing the 11% Senior Second Lien Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on July 9, 2009 (file no. 000-23211)).
4.5	Indenture, dated February 7, 2011, by and among Casella Waste Systems, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella Waste Systems, Inc. as filed on February 8, 2011 (file no. 000-23211)).
4.6	Registration Rights Agreement, dated July 9, 2009, by and among Casella Waste Systems, Inc., the Guarantors listed therein and Purchasers listed therein, relating to the 11% Senior Second Lien Notes due 2014 (incorporated herein by reference to Exhibit 4.5 to the annual report on Form 10-K of Casella as filed on June 10, 2010 (file no. 000-23211)).
4.7	Registration Rights Agreement, dated as of February 7, 2011, by and among Casella Waste Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Agricole Securities (USA) Inc. (incorporated by reference herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella Waste Systems, Inc. as filed on February 8, 2011 (file no. 000-23211)).
10.1	1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.2	1994 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.3	1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.4	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.5	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).
10.6	1995 Registration Rights Agreement between Casella and the stockholders who are a party thereto, dated as of December 22, 1995 (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.7	Warrant to Purchase Common Stock of Casella granted to John W. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.8	Warrant to Purchase Common Stock of Casella granted to Douglas R. Casella, dated as of July 26, 1993 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).
10.9	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.10	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated December 9, 1994 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

10.11	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and the Registrant dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.12	Restated Operation and Management Agreement by and between Clinton County (N.Y.) and the Registrant dated September 9, 1996 (incorporated herein by reference to Exhibit 10.21 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.13	Labor Utilization Agreement by and between Clinton County (N.Y.) and the Registrant dated August 7, 1996 (incorporated herein by reference to Exhibit 10.22 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.14	Lease and Option Agreement by and between Waste U.S.A., Inc. and New England Waste Services of Vermont, Inc., dated December 14, 1995 (incorporated herein by reference to Exhibit 10.23 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).
10.15	Amendment No. 2 to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).
10.16*	Amendment No. 1 to Stock Option Agreement, dated as of May 12, 1999, by and between KTI, Inc. and the Registrant (incorporated herein by reference to the current report on Form 8-K of Casella as filed May 13, 1999 (file no. 000-23211)).
10.17	Power Purchase Agreement between Maine Energy Recovery Company and Central Maine Power Company dated January 12, 1984, as amended (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.18	Host Municipalities’ Waste Handling Agreement among Biddeford-Saco Solid Waste Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company dated June 7, 1991 (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.19	Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste Disposal Agreements (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-4 of KTI as filed October 18, 1994 (file no. 33-85234)).
10.20	Third Amendment to Power Purchase Agreement between Maine Energy Recovery Company, L.P. and Central Maine Power Company dated November 6, 1995. (incorporated herein by reference to Exhibit 10.38 to the registration statement on Form S-4 as filed November 12, 1999 (file no. 333-90913)).
10.21	Non-Exclusive License to Use Technology between KTI and Oakhurst Technology, Inc. dated December 29, 1998 (incorporated herein by reference to Exhibit 4.5 to the current report on Form 8-K of KTI as filed January 15, 1999 (file no. 000-25490)).
10.22*	Management Compensation Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).
10.24	KTI, Inc. 1994 Long-Term Incentive Award Plan (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.25	KTI, Inc. Non-Plan Stock Option Terms and Conditions (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of Casella as filed July 2, 2001 (file no. 000-23211)).
10.28	US GreenFiber LLC Limited Liability Company Agreement, dated June 26, 2000, between U.S. Fiber, Inc. and Greenstone Industries, Inc. (incorporated herein by reference to Exhibit 10.41 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.29	Purchase Agreement, dated August 17, 2001, by and among Crumb Rubber Investors Co., LLC, Casella Waste Systems, Inc. and KTI Environmental Group, Inc. (incorporated herein by reference to Exhibit 10.42 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.30	Purchase Agreement, dated August 17, 2001, by and among New Heights Holding Corporation, KTI, Inc., KTI Operations, Inc. and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).

10.31*	Form of Non-Plan Non-Statutory Stock Option Agreement as issued by Casella Waste Systems, Inc. to certain individuals as of May 25, 1994 (incorporated herein by reference to Exhibit 10.44 to the annual report on Form 10-K of Casella as filed on July 12, 2002 (file no. 000-23211)).
10.32	Construction, Operation and Management Agreement between New England Waste Services of Massachusetts, Inc.
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
Inc. and Casella’s subsidiaries identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).
10.48	First Amendment to FAME Financing Agreement, dated as of February 1, 2012, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.49	FAME Guaranty Agreement, dated as of February 1, 2012, by and among U.S. National Association, as Trustee, and the guarantors identified therein. (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).
10.50	Amendment to March 18, 2011 Amended and Restated Credit Agreement, dated as of April 27, 2012, by and among Casella Waste Systems, Inc. and the parties identified therein. (incorporated herein by reference to Exhibit 10.5 to the current report on Form 10-K of Casella as filed on June 28, 2012 (file no. 000-23211)).
10.51	Stock Purchase Agreement dated December 6, 2012, by and among Casella Waste Systems, Inc. and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2012 (file no. 000-23211) and incorporated herein by reference).
12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1 +	Subsidiaries of Casella Waste Systems, Inc.
23.1 +	Consent of McGladrey LLP
31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

+	Filed herewith
*	This is a management contract or compensatory plan or arrangement.

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2013 and 2012, (ii) Consolidated Statements of Operations for the fiscal year ended April 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the fiscal year ended April 30, 2013, 2012 and 2011, (iv) Consolidated Statement of Stockholders’ Equity for the fiscal year ended April 30, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.