Form 10-Q
period 2013-07-31
CASELLA WASTE SYSTEMS INC
filed 2013-08-29
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 22, 2013:

Class A common stock, $0.01 par value per share:	38,949,366
Class B common stock, $0.01 par value per share:	988,200

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,919	$1,755
Restricted cash	76	76
Accounts receivable—trade, net of allowance for doubtful accounts of $1,350 and $1,332	54,277	48,689
Refundable income taxes	791	128
Prepaid expenses	7,367	5,711
Inventory	3,665	3,494
Deferred income taxes	3,461	3,730
Other current assets	1,018	901
Current assets of discontinued operations	257	61

Total current assets	73,831	64,545
Property, plant and equipment, net of accumulated depreciation and amortization of $656,257 and $645,567	424,772	422,502
Goodwill	115,928	115,928
Intangible assets, net	11,152	11,674
Restricted assets	538	545
Notes receivable—related party	148	147
Investments in unconsolidated entities	19,225	20,252
Other non-current assets	27,407	27,526
Non-current assets of discontinued operations	1,743	—

Total assets	$674,744	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	July 31, 2013	April 30, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$427	$857
Current maturities of financing lease obligations	367	361
Accounts payable	52,252	51,974
Accrued payroll and related expenses	3,844	3,983
Accrued interest	12,953	6,074
Current accrued capping, closure and post-closure costs	5,939	3,835
Other accrued liabilities	21,991	21,014

Total current liabilities	97,773	88,098
Long-term debt and capital leases, less current maturities	496,988	493,531
Financing lease obligations, less current maturities	1,363	1,456
Accrued capping, closure and post-closure costs, less current portion	38,810	39,335
Deferred income taxes	6,852	6,798
Other long-term liabilities	17,101	18,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 38,944,000 and 38,662,000 shares issued and outstanding as of July 31, 2013 and April 30, 2013, respectively	389	387
Class B convertible common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of July 31, 2013 and April 30, 2013, respectively	10	10
Additional paid-in capital	336,543	335,857
Accumulated deficit	(324,568)	(324,377)
Accumulated other comprehensive loss	(717)	(592)

Total Casella Waste Systems, Inc. stockholders’ equity	11,657	11,285
Noncontrolling interests	4,200	4,166

Total stockholders’ equity	15,857	15,451

Total liabilities and stockholders’ equity	$674,744	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2013	2012
Revenues	$128,558	$117,638
Operating expenses:
Cost of operations	88,419	81,345
General and administration	15,078	15,190
Depreciation and amortization	15,197	14,709
Expense from divestiture, acquisition and financing costs	20	553
Severance and reorganization costs	107	34

	118,821	111,831

Operating income	9,737	5,807
Other expense (income):
Interest income	(12)	(8)
Interest expense	9,359	11,692
Loss from equity method investments	977	1,766
Gain on derivative instruments	(654)	—
Other income	(138)	(130)

Other expense, net	9,532	13,320

Income (loss) from continuing operations before income taxes and discontinued operations	205	(7,513)
Provision for income taxes	319	650

Loss from continuing operations before discontinued operations	(114)	(8,163)
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision of $0 and $0)	329	(216)
Loss on disposal of discontinued operations (net of income tax provision of $0 and $0)	(378)	—

Net loss	(163)	(8,379)

Less: Net income (loss) attributable to noncontrolling interests	28	(8)

Net loss attributable to common stockholders	$(191)	$(8,371)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2013	2012
Amounts attributable to common stockholders:
Loss from continuing operations before discontinued operations	$(142)	$(8,155)
Income (loss) from discontinued operations, net of tax	329	(216)
Loss on disposal of discontinued operations, net of tax	(378)	—

Net loss	$(191)	$(8,371)

Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.00)	$(0.30)
Income (loss) from discontinued operations, net of tax	0.01	(0.01)
Loss on disposal of discontinued operations, net of tax	(0.01)	(0.00)

Net loss per common share	$(0.00)	$(0.31)

Basic and diluted weighted average common shares outstanding	39,662	26,992

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2013	2012
Net loss	$(163)	$(8,379)
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments	(289)	(2,083)
Realized loss on derivative instruments reclassified into earnings	164	44
Unrealized loss resulting from changes in fair value of marketable securities	—	(6)

Other comprehensive loss	(125)	(2,045)

Comprehensive loss	(288)	(10,424)
Less: Comprehensive income (loss) attributable to noncontrolling interests	28	(8)

Comprehensive loss attributable to common stockholders	$(316)	$(10,416)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
		Class A		Class B				Accumulated Other Comprehensive Loss
		Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
									Noncontrolling
	Total	Shares	Amount	Shares	Amount				Interests
Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166
Net (loss) income	(163)	—	—	—	—	—	(191)	—	28
Other comprehensive loss	(125)	—	—	—	—	—	—	(125)	—
Issuances of Class A common stock	120	282	2	—	—	118	—	—	—
Stock-based compensation	631	—	—	—	—	631	—	—	—
Contributions from noncontrolling interest holders	6	—	—	—	—	—	—	—	6
Other	(63)	—	—	—	—	(63)	—	—	—

Balance, July 31, 2013	$15,857	38,944	$389	988	$10	$336,543	$(324,568)	$(717)	$4,200

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	(163)	(8,379)
Adjustments to reconcile net loss to net cash provided by operating activities —
(Income) loss from discontinued operations, net of tax	(329)	216
Loss on disposal of discontinued operations, net of tax	378	—
Gain on sale of property and equipment	(164)	(46)
Depreciation and amortization	15,197	14,709
Depletion of landfill operating lease obligations	2,627	2,288
Interest accretion on landfill and environmental remediation liabilities	1,046	933
Amortization of discount on second lien notes and senior subordinated notes	59	259
Loss from equity method investments	977	1,766
Gain on derivative instruments	(654)	—
Stock-based compensation	631	675
Excess tax provision (benefit) on the vesting of share based awards	63	(205)
Deferred income taxes	260	565
Changes in assets and liabilities, net of effects of acquisitions and divestitures —
Accounts receivable	(5,588)	(5,960)
Accounts payable	278	2,020
Prepaid expenses, inventories and other assets	(2,179)	678
Accrued expenses and other liabilities	7,087	(1,797)

Net cash provided by operating activities	19,526	7,722

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(29)	(3,150)
Additions to property, plant and equipment — acquisitions	(1,072)	(288)
— growth	(1,785)	(2,002)
— maintenance	(11,622)	(14,179)
Payments on landfill operating lease contracts	(1,982)	(1,814)
Payment for capital related to divestiture	—	(618)
Investments in unconsolidated entities	(2,148)	(1,000)
Proceeds from sale of property and equipment	284	265

Net cash used in investing activities	(18,354)	(22,786)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	29,890	62,310
Principal payments on long-term debt	(29,310)	(48,689)
Payments of financing costs	(359)	(96)
Excess tax (provision) benefit on the vesting of share based awards	(63)	205
Contributions from noncontrolling interest holders	—	721

Net cash provided by financing activities	158	14,451

Discontinued Operations:
Net cash used in operating activities	(166)	(201)
Net cash used in investing activities	—	(215)

Net cash used in discontinued operations	(166)	(416)

Net increase (decrease) in cash and cash equivalents	1,164	(1,029)
Cash and cash equivalents, beginning of period	1,755	4,534

Cash and cash equivalents, end of period	$2,919	$3,505

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash (refunded) paid during the period for —
Interest	$1,902	$11,230
Income taxes, net of refunds	$720	$(26)
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations —
Fair value of net assets acquired	$—	$3,500
Cash paid, net of cash acquired	—	3,150

Holdbacks to sellers	$—	$350

Property, plant and equipment acquired through lease obligations	$2,301	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1. BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”) is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

The consolidated financial statements as of July 31, 2013 and for the three months ended July 31, 2013 and 2012 are unaudited. The accompanying unaudited consolidated financial statements, which include the accounts of the Parent, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on June 27, 2013.

Preparation of our unaudited consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In the opinion of management, these unaudited consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended July 31, 2013 may not be indicative of the results for any other interim period or the fiscal year ending April 30, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2013.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of July 31, 2013, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Form 10-Q. We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Reclassifications

We have made reclassifications to the April 30, 2013 balance sheet, including a reclassification to properly state the current deferred income tax asset and the non-current deferred income tax liability. The reclassifications had no effect on the previously reported results of operations or retained earnings.

New Accounting Pronouncements Pending Adoption

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the reporting of an unrecognized tax benefit, or portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The update provides an exception, requiring the unrecognized tax benefit to be presented in the financial statements as a liability when the carryforward is not available at the reporting date under the tax laws to settle additional income taxes that would result for the disallowance of a tax provision or the tax laws do not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This guidance is effective prospectively, with retrospective application permitted, for annual periods, and interim reporting periods within those years, beginning after December 15, 2013, with early adoption permitted. We do not expect a material impact on our consolidated financial position or results of operations as a result of adopting this standard.

Adoption of New Accounting Pronouncements

Comprehensive Income

In February 2013, the FASB issued an accounting standards update for the reporting of reclassifications out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss). For other amounts not required under GAAP to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods within those years, beginning after December 15, 2012. We adopted this guidance effective May 1, 2013 and it only impacts the presentation of our financial statements by requiring additional disclosure and does not impact our consolidated financial position or results of operations. See Note 7 for presentation of the information required by this accounting standards update.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued an accounting standards update on indefinite-lived intangible assets impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the indefinite-lived intangible assets are impaired, then the entity will not need to perform the quantitative impairment test in accordance with FASB Accounting Standards Codification (“ASC”) 350-30. This guidance is effective for annual and interim indefinite-lived assets impairment tests performed for annual reporting periods beginning after September 15, 2012, with early adoption permitted. We adopted this guidance effective May 1, 2013 and it only impacts the presentation of our financial statements by requiring additional disclosure, as applicable, and does not impact our consolidated financial position or results of operations.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding the disclosure of offsetting assets and liabilities in financial statements. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. In January 2013, the FASB issued an accounting standards update to address implementation issues about the December 2011 accounting standards update by clarifying the scope of the offsetting disclosures. This guidance is effective for annual and interim reporting periods within those years, beginning on or after January 1, 2013. We adopted this guidance effective May 1, 2013 and it only impacts the presentation of our financial statements by requiring additional disclosure, as applicable, and does not impact our consolidated financial position or results of operations.

2. BUSINESS ACQUISITIONS

During the three months ended July 31, 2013, we did not acquire any businesses. During the three months ended July 31, 2012, we acquired a solid waste hauling operation in the Western region for total consideration of $3,500, including $3,150 in cash and $350 in holdbacks to the sellers. The operating results of this business is included in the accompanying unaudited consolidated statements of operations from the date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at the date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The purchase price allocated to net assets acquired and the residual amount allocated to goodwill during the three months ended July 31, 2013 and 2012 are as follows:

	Three Months Ended July 31,
	2013	2012
Equipment	$—	$2,225
Goodwill	—	810
Intangible assets	—	546
Current liabilities	—	(81)

Total	$—	$3,500

The following unaudited pro forma combined financial information shows the results of our operations for the three months ended July 31, 2013 and 2012 as though each of the acquisitions made in the twelve months ended April 30, 2013 had occurred as of May 1, 2012.

	Three Months Ended
	July 31,
	2013	2012
Revenue	$128,558	$121,851
Operating income	$9,737	$6,105
Net loss attributable to common stockholders	$(191)	$(8,506)
Basic and diluted loss per common share attributable to common stockholders	$(0.00)	$(0.32)

Basic and diluted weighted average shares outstanding	39,662	26,992

The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of May 1, 2012 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3. INTANGIBLE ASSETS

Intangible assets as of July 31, 2013 and April 30, 2013 consist of the following:

	Covenants Not-to- Compete	Client Lists	Total
Balance, July 31, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,939)	(2,612)	(17,551)

	$2,104	$9,048	$11,152

	Covenants Not-to- Compete	Client Lists	Total
Balance, April 30, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,800)	(2,229)	(17,029)

	$2,243	$9,431	$11,674

Intangible amortization expense for the three months ended July 31, 2013 and 2012 was $522 and $190, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2013 and thereafter is as follows:

2014	2015	2016	2017	2018	Thereafter
$1,538	$2,045	$1,625	$1,333	$1,217	$3,394

4. ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the three months ended July 31, 2013 and 2012 are as follows:

	Three Months Ended July 31,
	2013	2012
Beginning balance	$43,170	$39,629
Obligations incurred	877	1,084
Accretion expense	1,011	899
Payments	(309)	(1,119)

Ending balance	$44,749	$40,493

5. LONG-TERM DEBT

Amendment of Senior Credit Facility

On June 25, 2013, we entered into a third amendment under our revolving credit and letter of credit facility due March 18, 2016 (the “Senior Credit Facility”). This amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and reducing our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed fiscal year capital expenditures. As of July 31, 2013, these covenants restrict fiscal year capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50. In addition to the financial covenants described above, the Senior Credit Facility also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2013, we were in compliance with all covenants under the indenture governing our Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may limit our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party to.

6. CONTINGENCIES

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

In accordance with FASB ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20. As of July 31, 2013, there were no accruals established related to our outstanding legal proceedings.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD. The deadline for execution of the Consent Order has been extended until September 30, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2015.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of July 31, 2013 and April 30, 2013, we have recorded liabilities of $5,363 and $5,297, respectively, including the recognition of $34 of accretion expense in the three months ended July 31, 2013 and 2012, respectively.

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

7. STOCKHOLDERS’ EQUITY

Shares Available For Issuance

In fiscal year 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in fiscal year 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (“Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of July 31, 2013, there were 1,154 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents, which were previously issued under our terminated plans and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

Options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the three months ended July 31, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2013	1,442	$8.48
Granted	—	$—
Exercised	—	$—		$—

Forfeited	(20)	$9.26

Outstanding, July 31, 2013	1,422	$8.58	5.2	$502

Exercisable, July 31, 2013	1,068	$10.07	3.8	$257

During the three months ended July 31, 2013 and 2012, stock-based compensation expense for stock options was $115 and $67, respectively.

As of July 31, 2013, total unrecognized stock-based compensation expense related to outstanding stock options was $839, which will be recognized over a weighted average period of 2.2 years.

Other Stock Awards

Restricted stock awards, restricted stock units and performance stock units granted under the 2006 Plan are granted at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary date of the grant. Restricted stock units vest incrementally over a three year period beginning on the first anniversary date of the grant and are based on continued employment. Performance stock units vest on April 30th of the third fiscal year end following the grant date and are based on the attainment of a targeted average return on net assets as of the vesting date.

A summary of restricted stock, restricted stock unit and performance stock unit activity for the three months ended July 31, 2013 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2013	1,088	$5.28
Granted	475	$4.07
Class A Common Stock Vested	(254)	$4.85
Forfeited	(5)	$5.39

Outstanding, July 31, 2013	1,304	$4.92	1.9	$358

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 356 shares of Class A common stock.

During the three months ended July 31, 2013, we awarded certain employees restricted stock units, which vest incrementally over a three year period beginning on the first anniversary date of the grant and are based on continued employment. We did not grant any performance stock units during the three months ended July 31, 2013.

During the three months ended July 31, 2013 and 2012, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $492 and $573, respectively.

As of July 31, 2013, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $2,785, which will be recognized over a weighted average period of 2.2 years. Maximum unrecognized stock-based compensation expense at July 31, 2013 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $3,889 to be recognized over a weighted average period of 1.4 years. The unrecognized stock-based compensation expense that we expect to recognize as of July 31, 2013 related to outstanding performance stock units based on our expected attainment levels was $0.

We also recorded $24 and $35 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three months ended July 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss

The changes in the balances of each component of accumulated other comprehensive loss, which is included as a component of our stockholders’ equity, are as follows:

	Marketable	Commodity
	Securities	Hedges
Beginning balance, April 30, 2013	$27	$(619)
Other comprehensive loss before reclassifications	—	(289)
Amounts reclassified from accumulated other comprehensive loss	—	164

Net current-period other comprehensive loss	—	(125)

Ending balance, July 31, 2013	$27	$(744)

A summary of reclassifications out of accumulated other comprehensive loss for the three months ended July 31, 2013 and 2012 is as follows:

	Three Months Ended July 31,
	2013	2012
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified Out of Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Loss on derivative instruments:
Commodity hedges	(164)	(44)	Loss from equity method investments

	(164)	(44)	Loss from continuing operations before income taxes and discontinued operations
	—	—	Provision for income taxes

	$(164)	$(44)	Loss from continuing operations

8. EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended July 31,
	2013	2012
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(142)	$(8,155)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	38,944	26,367
Class B common stock	988	988
Unvested restricted stock	(131)	(127)
Effect of weighted average shares outstanding during period	(139)	(236)

Weighted average number of common shares used in basic and diluted EPS	39,662	26,992

Number of antidilutive potentially issuable shares not included in the diluted earnings per share calculations due to loss from continuing operations (1)	2,273	2,601

(1)	Performance stock units are included at the expected attainment levels.

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

Assets and Liabilities Accounted for at Fair Value

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

As of July 31, 2013 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at July 31, 2013 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$538	$—	$—

Liabilities:
Interest rate derivatives	$—	$3,137	$—

As of April 30, 2013 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$545	$—	$—

Liabilities:
Interest rate derivatives	$—	$4,229	$—

Fair Value of Debt

As of July 31, 2013, the fair value of our fixed rate debt, including our 7.75% senior subordinated notes due 2019 (“2019 Notes”), the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) and the Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”) was approximately $354,726 and the carrying value was $360,724. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2 is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of the FAME Bonds 2005R-2 or securities with similar characteristics. The fair value of the Vermont Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined based on changes in the pricing of an observable five year municipal bond index. As of July 31, 2013, the fair value of our 2011 senior secured revolving credit facility (“2011 Revolver”) approximated its carrying value of $124,530 based on current borrowing rates for similar types of borrowing arrangements.

10. DIVESTITURE AND DISCONTINUED OPERATIONS

We review planned business dispositions based on available information and events that have occurred to determine whether or not a business or disposal group qualifies for discontinued operations treatment. The review consists of evaluating whether the business qualifies as a component of an entity for which the operations and cash flows are clearly distinguishable, whether it is anticipated that the cash flows of the component have been or will be eliminated from ongoing operations after the disposal transaction and by the end of the assessment period and whether we will have any significant continuing involvement in the operations of the component after the disposal transaction. Planned business dispositions are presented as discontinued operations when all three criteria are met. Additionally, we evaluate whether the component has met the criteria to be classified as held-for-sale. To be classified as held-for-sale, the criteria established by FASB ASC 360-10 must be met as of the reporting date, including an active program to market the business and the disposition of the business within one year. A business that has not been disposed of may not be classified as discontinued operations until the held-for-sale criteria are met. No depreciation is recorded during the periods in which a disposal group is classified as held-for-sale.

Businesses that qualify as held-for-sale are carried at the lower of their carrying value or fair value less costs to sell in the period the held-for-sale criteria are met. For a business that is classified as held-for-sale and meets the discontinued operations criteria, all initial or subsequent adjustments to the carrying value of the component are classified in discontinued operations.

Discontinued Operations

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI Bio Fuels, Inc. (“Bio Fuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group classified as held-for-sale, and now as discontinued operations, include certain inventory along with plant and equipment. In the three months ended July 31, 2013, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2,000, which will be paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement. We recognized a $378 loss on disposal of discontinued operations in the three months ended July 31, 2013 associated with the disposition. Revenues and income (loss) before income taxes attributable to discontinued operations for the three months ended July 31, 2013 and 2012, respectively, are as follows:

	Three Months Ended July 31,
	2013	2012
Revenues	$3,312	$3,557
Income (loss) before income taxes	$329	$(216)

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company LP (“Maine Energy”), which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which will be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we are withdrawing from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with FASB ASC 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan.

In accordance with FASB ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we withdrew from the plan in the three months ended July 31, 2013, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of July 31, 2013, no accrual is established related to withdrawal from the multiemployer pension plan.

11. SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment. Segment data for the three months ended July 31, 2012 has been revised to properly align with internal management reporting, which has been modified in the three months ended July 31, 2013 to move organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint.

Three Months Ended July 31, 2013

	Outside	Inter-company	Depreciation and	Operating
Segment	revenues	revenue	amortization	income (loss)	Total assets
Eastern	$38,621	$10,431	$6,381	$1,626	$205,410
Western	57,347	19,261	7,233	6,896	346,986
Recycling	11,184	(5)	1,065	(44)	50,857
Other	21,406	512	518	1,259	71,491
Eliminations	—	(30,199)	—	—	—

Total	$128,558	$—	$15,197	$9,737	$674,744

Three Months Ended July 31, 2012

	Outside	Inter-company	Depreciation and	Operating
Segment	revenues	revenue (1)	amortization	income (loss)	Total assets
Eastern	$33,807	$8,135	$6,537	$(577)	$168,621
Western	52,553	16,758	6,421	6,245	347,735
Recycling	11,162	1	1,097	—	54,085
Other	20,116	1,215	654	139	72,833
Eliminations	—	(26,109)	—	—	—

Total	$117,638	$—	$14,709	$5,807	$643,274

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2013	2012
Collection	$58,313	$53,033
Disposal	35,123	30,967
Power generation	2,041	2,663
Processing	2,851	1,435

Solid waste operations	98,328	88,098
Organics	9,877	8,853
Customer solutions	9,169	9,525
Recycling	11,184	11,162

Total revenues	$128,558	$117,638

12. INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of July 31, 2013 and April 30, 2013:

	July 31,	April 30,
	2013	2013
Equity method investments	$2,739	$3,766
Cost method investments	16,486	16,486

Investments in unconsolidated entities	$19,225	$20,252

Equity Method Investments

GreenFiber. In fiscal year 2001, we entered into a joint venture agreement with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

Our investment in GreenFiber amounted to $2,463 and $3,509 at July 31, 2013 and April 30, 2013, respectively. Summarized financial information for GreenFiber is as follows:

	July 31,	April 30,
	2013	2013
Current assets	$13,877	$16,644
Noncurrent assets	$27,567	$28,139
Current liabilities	$13,105	$19,247
Noncurrent liabilities	$1,978	$1,227

	Three Months Ended July 31,
	2013	2012
Revenue	$14,731	$13,101
Gross profit	$2,685	$1,599
Net loss	$(1,995)	$(3,569)

Effective December 1, 2011, we and LP each guaranteed up to $2,200 in support of GreenFiber’s modified and restated loan and security agreement. The guaranty could be drawn on upon an event of default and remained in place through, either, payment of the associated term loan under the security agreement or December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. In March 2013, we received notification that GreenFiber’s term loan had been called for redemption due to an event of default and as a result we recorded a liability of $2,073, included in other accrued liabilities, as an investment in GreenFiber based on our guaranty. In May 2013, we and LP each contributed $2,073 to GreenFiber to satisfy the guaranty and pay off the term loan in full.

Effective June 28, 2013, we and LP each guaranteed up to $750 in support of GreenFiber’s new term loan associated with an amended loan and security agreement. The guaranty can be drawn on upon an event of default by GreenFiber and remains in place through the earlier of payment of the associated term loan under the security agreement and December 1, 2014, which is the extended term of GreenFiber’s amended loan and security agreement.

Additionally, as of July 31, 2013, we and LP are each committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our investment in Tompkins amounted to $276 and $257 at July 31, 2013 and April 30, 2013, respectively.

13. SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the consolidating financial position as of July 31, 2013 and April 30, 2013, the consolidating results of operations and comprehensive loss for the three months ended July 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the three months ended July 31, 2013 and 2012 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,320	$299	$300	$—	$2,919
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	253	53,639	385	—	54,277
Refundable income taxes	791	—	—	—	791
Prepaid expenses	3,005	4,333	29	—	7,367
Inventory	—	3,609	56		3,665
Deferred income taxes	3,461	—	—	—	3,461
Other current assets	392	619	7	—	1,018
Current assets of discontinued operations	—	257	—	—	257

Total current assets	10,222	62,832	777	—	73,831
Property, plant and equipment, net	4,098	412,347	8,327	—	424,772
Goodwill	—	115,928	—	—	115,928
Intangible assets, net	227	10,925	—	—	11,152
Restricted assets	—	538	—	—	538
Notes receivable - related party	148	—	—	—	148
Investments in unconsolidated entities	16,486	2,209	2,462	(1,932)	19,225
Investments in subsidiaries	(50,741)	—	—	50,741	-
Other non-current assets	15,624	11,783	—	—	27,407
Non-current assets of discontinued operations	—	1,743	—	—	1,743

	(14,158)	555,473	10,789	48,809	600,913
Intercompany receivable	574,105	(533,452)	(42,585)	1,932	—

	$570,169	$84,853	$(31,019)	$50,741	$674,744

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$80	$347	$—	$—	$427
Current maturities of financing lease obligations	—	367	—	—	367
Accounts payable	23,302	28,518	432	—	52,252
Accrued payroll and related expenses	595	3,249			3,844
Accrued interest	12,948	5	—	—	12,953
Current accrued capping, closure and post-closure costs	—	5,936	3	—	5,939
Other accrued liabilities	7,882	13,978	131	—	21,991

Total current liabilities	44,807	52,400	566	—	97,773
Long-term debt and capital leases, less current maturities	495,386	1,602	—	—	496,988
Financing lease obligations, less current maturities	—	1,363	—	—	1,363
Accrued capping, closure and post-closure costs, less current portion	—	38,772	38	—	38,810
Deferred income taxes	6,852	—	—	—	6,852
Other long-term liabilities	11,467	5,634	—	—	17,101
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity	11,657	(14,918)	(35,823)	50,741	11,657
Noncontrolling interests	—	—	4,200	—	4,200

Total stockholders’ equity	11,657	(14,918)	(31,623)	50,741	15,857

	$570,169	$84,853	$(31,019)	$50,741	$674,744

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$253	$242	$—	$1,755
Restricted cash	—	76	—		76
Accounts receivable - trade, net	571	47,644	474	—	48,689
Refundable income taxes	128	—	—	—	128
Prepaid expenses	1,471	4,240	—	—	5,711
Inventory	—	3,440	54	—	3,494
Deferred income taxes	3,730	—	—	—	3,730
Other current assets	366	528	7	—	901
Current assets of discontinued operations	—	61	—	—	61

Total current assets	7,526	56,242	777	—	64,545
Property, plant and equipment, net	2,771	411,284	8,447	—	422,502
Goodwill	—	115,928	—	—	115,928
Intangible assets, net	249	11,425	—	—	11,674
Restricted assets	—	545	—	—	545
Notes receivable - related party	147	—	—	—	147
Investments in unconsolidated entities	16,486	2,189	3,509	(1,932)	20,252
Investments in subsidiaries	(59,759)	—	—	59,759	—
Other non-current assets	15,774	11,752	—	—	27,526

	(24,332)	553,123	11,956	57,827	598,574
Intercompany receivable	580,328	(539,752)	(42,508)	1,932	—

	$563,522	$69,613	$(29,775)	$59,759	$663,119

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$—	$857	$—	$—	$857
Current maturities of financing lease obligations	—	361	—	—	361
Accounts payable	23,492	27,847	635	—	51,974
Accrued payroll and related expenses	538	3,445	—		3,983
Accrued interest	6,071	3	—	—	6,074
Current accrued capping, closure and post-closure costs	—	3,832	3	—	3,835
Other accrued liabilities	10,001	10,896	117	—	21,014

Total current liabilities	40,102	47,241	755	—	88,098
Long-term debt and capital leases, less current maturities	492,965	566	—	—	493,531
Financing lease obligations, less current maturities	—	1,456	—	—	1,456
Accrued capping, closure and post-closure costs, less current portion	—	39,298	37	—	39,335
Deferred income taxes	6,798	—	—	—	6,798
Other long-term liabilities	12,372	6,078	—	—	18,450
STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity	11,285	(25,026)	(34,733)	59,759	11,285
Noncontrolling interests	—	—	4,166	—	4,166

Total stockholders’ equity	11,285	(25,026)	(30,567)	59,759	15,451

	$563,522	$69,613	$(29,775)	$59,759	$663,119

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$127,693	$865	$—	$128,558
Operating expenses:
Cost of operations	—	87,782	637	—	88,419
General and administration	157	14,927	(6)	—	15,078
Depreciation and amortization	214	14,802	181	—	15,197
Expense from divestiture, acquisition and financing costs	—	20	—	—	20
Severance and reorganization costs	—	107	—	—	107

	371	117,638	812	—	118,821

Operating income (loss)	(371)	10,055	53	—	9,737
Other expense (income), net:
Interest income	(1)	(11)	—	—	(12)
Interest expense	9,347	12	—	—	9,359
(Income) loss from equity method investments	(9,172)	(20)	997	9,172	977
(Gain) loss on derivative instruments	(654)	—	—	—	(654)
Other income	(19)	(118)	(1)	—	(138)

Other expense, net	(499)	(137)	996	9,172	9,532

Income (loss) from continuing operations before income taxes	128	10,192	(943)	(9,172)	205
Provision (benefit) for income taxes	319	—	—	—	319

Income (loss) from continuing operations	(191)	10,192	(943)	(9,172)	(114)
Discontinued operations:
Income (loss) from discontinued operations, net	—	329	—	—	329
Gain (loss) on disposal of discontinued operations, net	—	(378)	—	—	(378)

Net income (loss)	(191)	10,143	(943)	(9,172)	(163)

Less: Net income (loss) attributable to noncontrolling interests	—	—	28	—	28

Net income (loss) attributable to common stockholders	$(191)	$10,143	$(971)	$(9,172)	$(191)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$117,628	$10	$—	$117,638
Operating expenses:
Cost of operations	(6)	81,342	9	—	81,345
General and administration	(154)	15,326	18	—	15,190
Depreciation and amortization	265	14,444	—	—	14,709
Expense from divestiture, acquisition and financing costs	303	250	—	—	553
Severance and reorganization costs	34	—	—	—	34

	442	111,362	27	—	111,831

Operating income (loss)	(442)	6,266	(17)	—	5,807
Other expense (income), net:
Interest income	(8,062)	(8)	—	8,062	(8)
Interest expense	11,788	7,966	—	(8,062)	11,692
(Income) loss from equity method investments	3,565	(18)	1,784	(3,565)	1,766
Other income	(12)	(118)	—	—	(130)

Other expense, net	7,279	7,822	1,784	(3,565)	13,320

Income (loss) from continuing operations before income taxes	(7,721)	(1,556)	(1,801)	3,565	(7,513)
Provision (benefit) for income taxes	650	—	—	—	650

Income (loss) from continuing operations	(8,371)	(1,556)	(1,801)	3,565	(8,163)
Discontinued operations:
Income (loss) from discontinued operations, net	—	(216)	—	—	(216)

Net income (loss)	(8,371)	(1,772)	(1,801)	3,565	(8,379)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(8)	—	(8)

Net income (loss) attributable to common stockholders	$(8,371)	$(1,772)	$(1,793)	$3,565	$(8,371)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JULY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(191)	$10,143	$(943)	$(9,172)	$(163)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	—	—	(289)	—	(289)
Realized loss (gain) on derivative instruments reclassified into earnings, net	—	—	164	—	164

Other comprehensive income (loss)	—	—	(125)	—	(125)

Comprehensive income (loss)	(191)	10,143	(1,068)	(9,172)	(288)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	28	—	28

Comprehensive income (loss) attributable to common stockholders	$(191)	$10,143	$(1,096)	$(9,172)	$(316)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JULY 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(8,371)	$(1,772)	$(1,801)	$3,565	$(8,379)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	(1,257)	—	—	(826)	(2,083)
Realized loss (gain) on derivative instruments reclassified into earnings, net	—	—	44	—	44
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(6)	—	—	(6)

Other comprehensive income (loss), net of tax	(1,257)	(6)	44	(826)	(2,045)

Comprehensive income (loss)	(9,628)	(1,778)	(1,757)	2,739	(10,424)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(8)	—	(8)

Comprehensive income (loss) attributable to common stockholders	$(9,628)	$(1,778)	$(1,749)	$2,739	$(10,416)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(6,951)	$26,358	$119	$—	$19,526

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(29)	—	—	(29)
Additions to property, plant and equipment - acquisitions	—	(1,072)	—	—	(1,072)
- growth	—	(1,724)	(61)	—	(1,785)
- maintenance	(237)	(11,385)	—	—	(11,622)
Payments on landfill operating lease contracts	—	(1,982)	—	—	(1,982)
Investments in unconsolidated entities	(2,148)	—	—	—	(2,148)
Proceeds from sale of property and equipment	—	284	—	—	284

Net cash provided by (used in) investing activities	(2,385)	(15,908)	(61)	—	(18,354)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	29,890	—	—	—	29,890
Principal payments on long-term debt	(28,585)	(725)	—	—	(29,310)
Payments of financing costs	(359)	—	—	—	(359)
Excess tax benefit on the vesting of share based awards	(63)	—	—	—	(63)
Intercompany borrowings	9,513	(9,513)	—	—	—

Net cash provided by (used in) financing activities	10,396	(10,238)	—	—	158
Net cash provided by (used in) discontinued operations	—	(166)	—	—	(166)

Net increase (decrease) in cash and cash equivalents	1,060	46	58	—	1,164
Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

Cash and cash equivalents, end of period	$2,320	$299	$300	$—	$2,919

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(5,192)	$13,231	$(317)	$—	$7,722

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(3,150)	—	—	(3,150)
Additions to property, plant and equipment - acquisitions	—	(288)	—	—	(288)
- growth	—	(1,232)	(770)	—	(2,002)
- maintenance	(105)	(14,074)	—	—	(14,179)
Payments on landfill operating lease contracts	—	(1,814)	—	—	(1,814)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Investments in unconsolidated entities	(1,000)	(750)	750	—	(1,000)
Proceeds from sale of property and equipment	—	265	—	—	265

Net cash provided by (used in) investing activities	(1,105)	(21,661)	(20)	—	(22,786)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	62,310	—	—	—	62,310
Principal payments on long-term debt	(47,944)	(745)	—	—	(48,689)
Payments on financing costs	(96)	—	—	—	(96)
Excess tax benefit on the vesting of share based awards	205	—	—	—	205
Contributions from noncontrolling interest holders	—	—	721	—	721
Intercompany borrowings	(9,554)	9,554	—	—	—

Net cash provided by (used in) financing activities	4,921	8,809	721	—	14,451
Net cash provided by (used in) discontinued operations	—	(416)	—	—	(416)

Net increase (decrease) in cash and cash equivalents	(1,376)	(37)	384	—	(1,029)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$2,423	$331	$751	$—	$3,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended April 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on June 27, 2013.

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (“Exchange Act”), including:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013. We expressly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically-integrated solid waste, recycling and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection, transfer, disposal, recycling and organics services. We operate in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which includes a full range of solid waste services, and our larger-scale recycling operations and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

As of August 22, 2013, we owned and/or operated 36 solid waste collection operations, 38 transfer stations, 15 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.

Acquisitions and Divestitures

From time to time in the future, we may sell or divest certain investments or other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt; or as a result of a determination that the specified asset will provide inadequate returns to us; or that the asset no longer serves a strategic purpose in connection with our business; or if we determine the asset may be more valuable to a third party. We will continue to look to divest certain activities and investments that no longer enhance or complement our core business if the right opportunity presents itself.

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI Bio Fuels, Inc. (“Bio Fuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as a loss from discontinued operations. Assets of the disposal group classified as held-for-sale, and now as discontinued operations, include certain inventory along with plant and equipment. In the three months ended July 31, 2013, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement.

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company LP (“Maine Energy”), which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which will be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we are withdrawing from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan.

In accordance with FASB ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we withdrew from the plan in the three months ended July 31, 2013, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of July 31, 2013, no accrual is established related to withdrawal from the multiemployer pension plan.

Results of Operations

The following table summarizes our revenues and expenses from continuing operations for the three months ended July 31, 2013 and 2012 (in millions and as a percentage of revenue):

	Three Months Ended
	July 31,
		% of		% of
	2013	Revenue	2012	Revenue
Revenues	$128.6	100.0%	$117.6	100.0%
Operating expenses:
Cost of operations	88.5	68.9%	81.3	69.2%
General and administration	15.1	11.7%	15.2	12.9%
Depreciation and amortization	15.2	11.8%	14.7	12.5%
Expense from divestiture, acquisition and financing costs	—	0.0%	0.6	0.5%
Severance and reorganization costs	0.1	0.1%	—	0.0%

	118.9	92.5%	111.8	95.1%

Operating income	9.7	7.5%	5.8	4.9%

Other expense (income), net:
Interest expense, net	9.3	7.3%	11.6	9.9%
Loss from equity method investments	1.0	0.7%	1.8	1.5%
Gain on derivative instruments	(0.7)	-0.5%	—	0.0%
Other income	(0.1)	-0.1%	(0.1)	-0.1%
Provision for income taxes	0.3	0.2%	0.7	0.6%

Loss from continuing operations	$(0.1)	-0.1%	$(8.2)	-7.0%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste disposal and collection, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Our revenues are shown net of inter-company eliminations. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended July 31,
	2013		2012
Collection	$58.3	45.3%	$53.0	45.1%
Disposal	35.1	27.3%	31.0	26.4%
Power generation	2.0	1.5%	2.7	2.2%
Processing	2.9	2.3%	1.4	1.2%

Solid waste operations	98.3	76.4%	88.1	74.9%
Organics	9.9	7.7%	8.8	7.5%
Customer solutions	9.2	7.2%	9.5	8.1%
Recycling	11.2	8.7%	11.2	9.5%

Total revenues	$128.6	100.0%	$117.6	100.0%

Our revenues increased $11.0 million, or 9.4%, when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended July 31, 2013 vs . 2012
	Amount	% of Growth
Solid Waste Operations:
Price	$0.4	0.3%
Volume	7.0	6.0%
Fuel and oil recovery fee	(0.2)	-0.2%
Commodity price & volume	0.2	0.2%
Acquisitions & divestitures	3.3	2.8%
Closed landfills	(0.5)	-0.4%

Total solid waste	10.2	8.7%

Organics	1.1	0.9%

Customer solutions	(0.3)	-0.2%

Recycling Operations:
Commodity price	(1.2)	-1.0%
Commodity volume	1.2	1.0%

Total recycling	—	0.0%

Total revenue growth	$11.0	9.4%

Solid waste revenues

•

The price change component in quarterly total solid waste revenue growth period-to-period is the result of $0.6 million from favorable collection pricing, partially offset by $0.2 million from unfavorable disposal pricing.

•

The volume change component in quarterly total solid waste revenue growth period-to-period is the result of $5.7 million from disposal volume increases, of which $2.1 million relates to landfills, $2.3 million relates to transfer stations and $1.3 million relates to transportation, $0.8 million from processing volume increases and $0.5 million from collection volume increases.

•

The commodity price and volume change component in quarterly total solid waste revenue growth period-to-period is the result of $0.5 million from favorable pricing within power generation, partially offset by $0.3 million from unfavorable processing pricing.

•

The acquisitions and divestitures change component in quarterly total solid waste revenue growth period-to-period is the result of $6.1 million in increased revenues from acquisitions, primarily associated with our acquisition of Bestway Disposal Services and BBI Waste Industries (“BBI”) in December 2012, partially offset by $2.8 million in decreased revenues associated with the Maine Energy divestiture.

•

The closed landfill change component in quarterly total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited when we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June.

Organics revenues

•	The change component in quarterly organics revenue growth period-to-period is primarily the result of $1.1 million from volume increases.

Customer solutions revenues

•	The change component in quarterly customer solutions revenue decline period-to-period is primarily the result of $0.3 million from volume declines.

Recycling revenues

•

Quarterly recycling revenue remained consistent period-to-period as $1.2 million in volume increases were offset by $1.2 million from unfavorable pricing due to declining commodity prices in the marketplace.

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

Our cost of operations expense increased by $7.2 million, or 8.9%, when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year. As a percentage of revenues, cost of operations was 68.9% and 69.2% for three months ended July 31, 2013 and 2012, respectively.

The period-to-period change in our cost of operations can be primarily attributed to the following:

•

Hauling costs increased $2.2 million due primarily to higher transportation costs associated with increased solid waste volumes within collection and disposal due to the acquisition of BBI and tuck in acquisitions in the Western region, increased volumes to be disposed of within organics and the operation of the newly constructed Westbrook transfer station in the Eastern region.

•

Direct operational costs increased $1.7 million due primarily to higher leachate treatment costs associated with increased rainfall at our landfills, higher equipment rental and lease costs associated with an increase in fleet and landfill equipment rentals, higher landfill operating costs associated with leachate and grounds maintenance and higher depletion of landfill operating lease obligations due to increased volumes at our landfills.

•	Labor and related benefit costs increased $1.5 million due to increased labor and healthcare costs along with the acquisition of BBI.

•	Third-party disposal costs increased $1.5 million due primarily to additional volumes from the acquisition of BBI and an increase in state, local and other disposal fees.

•	Vehicle maintenance costs increased $0.5 million due to increased fleet maintenance and costs associated with the integration of the BBI vehicle fleet.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense decreased $0.1 million, or less than one percent, when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year. As a percentage of revenues, general and administration expense was 11.7% and 12.9% for the three months ended July 31, 2013 and 2012, respectively.

The period-to-period change in our general and administration expense can largely be attributed to the following:

•

Labor costs decreased $0.2 due primarily to a reduction of salaries and wages associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013. Cost savings were partially offset by additional personnel costs associated with the BBI acquisition, higher recruitment and relocation costs and higher incentive compensation costs.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and amortization of intangible assets (other than goodwill) based on the economic benefit provided or the straight-line method over their estimated useful lives, typically no more than 10 years. We amortize landfill retirement assets through a charge to cost of operations using a straight-line rate per ton as landfill airspace is utilized. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price and landfill site and cell development costs. We amortize or depreciate all fixed and intangible assets, other than goodwill, to a zero net book value, and do not apply a salvage value to any fixed assets.

We capitalize certain direct landfill development costs, such as engineering, permitting, legal, construction and other costs associated directly with the expansion of existing landfills. Additionally, we also capitalize certain third-party expenditures related to development projects and pending acquisitions, such as legal and engineering costs. We routinely evaluate all such capitalized costs, and expense those costs related to projects not likely to be successful. Internal and indirect landfill development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services, are expensed as incurred.

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

Our depreciation and amortization expense increased $0.5 million, or 3.4%, when comparing the three months ended July 31 2013 to the same period in the prior fiscal year. As a percentage of revenues, depreciation and amortization expense was 11.8% and 12.5% for three months ended July 31, 2013 and 2012, respectively.

In the three months ended July 31, 2013, depreciation expense decreased by $0.5 million associated largely with the makeup of our asset group after the Maine Energy divestiture and the acquisition of BBI. This was offset by $0.7 million in increased landfill amortization expense due to increased landfill volumes and $0.3 million in increased amortization expense associated with an increase in our intangible assets due primarily to the BBI acquisition.

Expense from Divestiture, Acquisition and Financing Costs

The $0.6 million expense from divestiture, acquisition and financing costs in the three months ended July 31, 2012 is associated with the following: a $0.3 million write-off of costs associated with the proposed refinancing of our senior second lien notes (“Second Lien Notes”) and $0.3 million of legal costs associated with the Maine Energy divestiture transaction.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $2.3 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year. As a percentage of revenues, interest expense, net was 7.3% and 9.9% for three months ended July 31, 2013 and 2012, respectively.

The decrease in interest expense, net during the three months ended July 31, 2013 can largely be attributed to lower interest rates associated with the redemption in October and November of 2012 of $180.0 million in aggregate principal balance of then outstanding 11.0% Second Lien Notes.

Loss from Equity Method Investments

Our loss from equity method investments decreased $0.8 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year. Our equity method investments consist of the following investments:

GreenFiber. We account for our 50% membership interest in GreenFiber, a cellulose insulation and manufacturing business, using the equity method of accounting. GreenFiber reported losses for the three months ended July 31, 2013 and 2012, of which our 50% share was $1.0 million and $1.8 million, respectively. The operational performance of GreenFiber improved when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year largely due to improved sales associated with a recovering housing market.

Effective June 28, 2013, we and LP each guaranteed up to $0.8 million in support of GreenFiber’s new term loan associated with an amended loan and security agreement. The guaranty can be drawn on upon an event of default by GreenFiber and remains in place through the earlier of payment of the associated term loan under the security agreement and December 1, 2014, which is the extended term of GreenFiber’s amended loan and security agreement.

Additionally, as of July 31, 2013, we and LP are each committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Tompkins County We account for our 50% membership interest in Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) that processes and sells commodities delivered to the MRF, using the equity method of accounting. Our portion of the reported income from Tompkins for the three months ended July 31, 2013 and 2012 was immaterial.

Provision for Income Taxes

Our provision for income taxes decreased $0.4 million to $0.3 million for the three months ended July 31, 2013 from $0.7 million for the three months ended July 31, 2012. The provision for income taxes includes a deferred tax provision of $0.3 million as of July 31, 2013 and $0.6 million as of July 31, 2012, both due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when this deferred tax liability will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Income (Loss) from Discontinued Operations

Discontinued operations in three months ended July 31, 2013 and 2012 represents the results of operations related to the disposition of Bio Fuels. In the three months ended July 31, 2013, we executed a purchase and sale agreement with ReEnergy, pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement.

The operating results of Bio Fuels have been included in discontinued operations in the accompanying unaudited consolidated financial statements.

Loss on Sale of Discontinued Operations

We recognized a $0.4 million loss on disposal of discontinued operations in the three months ended July 31, 2013 associated with the Bio Fuels disposition.

Segment Reporting (dollars in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended July 31,
Segment	2013	2012	2013	2012
Eastern	$38.6	$33.8	$1.6	$(0.6)
Western	57.4	52.6	6.9	6.3
Recycling	11.2	11.2	—	—
Other	21.4	20.0	1.2	0.1

Total	$128.6	$117.6	$9.7	$5.8

Eastern Region

Our Eastern region revenues increased $4.8 million, or 14.2%, for the three months ended July 31, 2013 when compared to the same period in the prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period
	Change for the Three Months
	July 31, 2013 vs . 2012
Eastern Region	Amount	% of Growth
Price	$0.1	0.3%
Volume	2.5	7.4%
Fuel and oil recovery fee	(0.1)	-0.3%
Acquisitions & divestitures	2.8	8.3%
Closed landfills	(0.5)	-1.5%

Total solid waste	$4.8	14.2%

•

The price change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $0.2 million from favorable collection pricing, partially offset by $0.1 million from unfavorable disposal pricing.

•

The volume change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $1.8 million from disposal volume increases, which was driven by a $1.5 million increase in landfill volumes, a $1.6 million increase in transportation volumes and a $1.3 million decrease in volumes related to the divestiture of Maine Energy, and $0.7 million from collection volume increases.

•

The acquisitions and divestitures change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $5.5 million in increased revenues from the acquisition of BBI, $3.8 million of which relates to increased collections revenues, partially offset by $2.7 million in decreased revenues associated with the divestiture of Maine Energy.

•

The closed landfill change component in quarterly total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited when we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing tons at this landfill in the end of June 2013.

Eastern region operating income for the three months ended July 31, 2013 increased $2.2 million when compared to the same period in the prior fiscal year. The change to operating income in the three months ended July 31, 2013 is largely attributable to the following:

•	Increased revenues due largely to the acquisition of BBI and higher landfill, transportation and collection volumes. See more detailed discussion above.

•

A $0.8 million increase in hauling and transportation costs associated with higher solid waste volumes within collection and disposal due to the acquisition of BBI and operation of the newly constructed Westbrook transfer station, partially offset by a reduction of transportation costs associated with the divestiture of Maine Energy.

•	A $0.8 million increase in third-party disposal costs due primarily to additional volumes from the acquisition of BBI.

•	Increased operational costs including labor, fuel, equipment rentals and leases and fleet maintenance and repair associated with the BBI acquisition.

•	Facility costs and depreciation expense savings associated with the divestiture of Maine Energy.

Western Region

Our Western region revenues increased $4.8 million, or 9.1%, for the three months ended July 31, 2013 when compared to the same period in the prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period
	Change for the Three Months
	July 31, 2013 vs . 2012
Western Region	Amount	% of Growth
Price	$0.3	0.5%
Volume	3.9	7.4%
Fuel oil and recovery fee	(0.1)	-0.1%
Commodity price & volume	0.2	0.4%
Acquisitions & divestitures	0.5	0.9%

Total solid waste	$4.8	9.1%

•

The price change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.4 million from favorable collection pricing, partially offset by $0.1 million from unfavorable disposal pricing.

•

The volume change component in Western region quarterly solid waste revenue growth period-to-period is the result of $3.3 million from disposal volume increases, which was driven by a $1.9 million increase in landfill volumes and a $0.7 million increase in both transportation and transfer station volumes, and $0.8 million from processing of solid waste volume increases, partially offset by $0.2 million from collection volume decreases.

•

The commodity price and volume change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.2 million from volume increases, which was driven by $0.5 million from power generation volume increases.

•

The acquisitions and divestitures change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.5 million in increased collection revenues from an acquisition completed in the three months ended July 31, 2012.

Western region operating income for the three months ended July 31, 2013 increased $0.6 million when compared to the same period in the prior fiscal year. The change to operating income in the three months ended July 31, 2013 is largely attributable to the following:

•	Increased revenues due largely to higher landfill, transportation, transfer station and processing of solid waste volumes. See more detailed discussion above.

•

A $1.6 million increase in direct operational costs including leachate treatment, equipment rentals and leases, depletion of landfill operating lease obligations, landfill operating costs associated with leachate and grounds maintenance and host community fees.

•	A $0.9 million increase in labor and related benefit costs due to higher benefit costs, changes in organizational and management structure and acquisition activity.

•	A $0.6 million increase in hauling and transportation costs due largely to higher volumes associated with various tuck in acquisitions and higher subcontractor costs associated with event work.

•	A $0.5 million increase in third-party disposal costs associated with an increase in state, local and other disposal fees.

Recycling

Recycling revenues and operating income remained consistent when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year. Increased recycling revenues of $1.2 million associated with higher commodity volumes were offset by $1.2 million in unfavorable pricing due to declining commodity prices in the marketplace. Operating income was negatively affected by increased operational costs related to outside labor. This was offset by a reduction in third-party purchased material costs associated with declining commodity prices in the marketplace.

Other

Other revenues increased $1.4 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year driven by $1.1 million in commodity volume increases from organics and $0.6 million in volume increases from transportation, partially offset by $0.3 million in volume decreases from customer solutions.

Other operating income for the three months ended July 31, 2013 increased by $1.1 million when compared to the same period in the prior fiscal year as increased revenues, combined with cost savings associated with a change in our organizational and management structure and the head count reduction that took place as a part of the reorganization in the second quarter of fiscal year 2013, more than offset increased hauling and transportation costs associated with organics and transportation.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. Our capital expenditures are broadly defined as pertaining to growth, maintenance or acquisition activities. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions and new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of organic business growth, as well as expenditures associated with building infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence. Acquisition capital expenditures are defined as costs of equipment added directly as a result of new business growth related to an acquisition. We generally meet liquidity needs from operating cash flows or from our 2011 senior secured revolving credit facility (“2011 Revolver”).

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility. The 2011 Revolver is a $227.5 million component of our senior revolving credit and letter of credit facility due March 18, 2016 (“Senior Credit Facility”). We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100.0 million, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

We entered into a third amendment under our Senior Credit Facility on June 25, 2013. This amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and reducing our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed fiscal year capital expenditures. As of July 31, 2013, these covenants restrict fiscal year capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

As of July 31, 2013, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

		Covenant
	Twelve Months Ended	Requirements at
Senior Secured Credit Facility Covenant	July 31, 2013	July 31, 2013
Interest coverage	2.61	2.25 Min.
Total funded debt / Bank-defined cash flow metric (1)	5.20	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.83	2.50 Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, July 31, 2013. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended
July 31, 2013
Net cash provided by operating activities	$55.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	(5.2)
Gain on sale of property and equipment	0.5
Stock based compensation and related severance expense, net of excess tax provision (benefit)	(2.6)
Loss on debt extinguishment	(15.6)
Loss on derivative instruments	(3.9)
Interest expense less discount on second lien notes and senior subordinated notes	38.8
Benefit for income taxes, net of deferred taxes	1.0
EBITDA adjustment as allowed by senior credit facility agreement	26.3
Other adjustments as allowed by senior credit facility agreement	1.4

Bank—defined cash flow metric	$96.4

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2013, we were in compliance with all covenants under the indenture governing the Senior Credit Facility. We do not believe that these restrictions limit our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

As of July 31, 2013, further advances were available under the 2011 Revolver in the amount of $68.4 million. The available amount is net of outstanding irrevocable letters of credit totaling $34.6 million as of July 31, 2013, at which date no amount had been drawn.

2019 Notes. As of July 31, 2013, we had outstanding $325.0 million aggregate principal amount of 2019 Notes due February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2013, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may limit our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Maine Bonds. As of July 31, 2013, we had outstanding $21.4 million aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of July 31, 2013, we had outstanding $3.6 million aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

Vermont Bonds. As of July 31, 2013, we had outstanding $16.0 million aggregate principal amount of the Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of July 31, 2013, we had outstanding $5.5 million aggregate principal amount of the Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”). The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the three months ended July 31, 2013 and 2012, respectively (in millions):

	Three Months Ended July 31,
	2013	2012
Net cash provided by operating activities	$19.5	$7.7
Net cash used in investing activites	$(18.4)	$(22.8)
Net cash provided by financing activities	$0.2	$14.5
Net cash used in discontinued operations	$(0.2)	$(0.4)

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $11.8 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year.

The most significant items affecting the change in our operating cash flows for the three months ended July 31, 2013 when compared to the same period in the prior fiscal year are summarized below:

•

Loss from continuing operations. Our loss from continuing operations, excluding depreciation and amortization, improved by $6.5 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year.

•

Cash interest payments. Cash interest payments decreased $9.3 million for the three months ended July 31, 2013 due primarily to the timing of payments associated with the 2019 Notes and lower interest rates associated with the redemption in October and November of 2012 of $180.0 million in aggregate principal balance of outstanding 11.0% Second Lien Notes.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted $0.4 million in the three months ended July 31, 2013 by changes in our assets and liabilities. This was due to unfavorable impacts related to accounts receivable, which were affected by both revenue changes and timing of payments received, and prepaid expenses, inventories and other assets, which were affected primarily by the timing of payments and expense recognition. This was partially offset by favorable impacts related to our accounts payable, which were affected by both cost changes and timing of payments, and accrued expenses and other liabilities, which were affected primarily by cost changes, such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the three months ended July 31, 2012, when our cash flow from operations was unfavorably impacted $5.1 million by changes in our assets and liabilities. This improvement of $4.7 million is largely due to the favorable $8.9 million impact associated with the change in accrued expenses and other liabilities associated with the amount and timing of capping, closure and post closure payments and interest payments, partially offset by the unfavorable $2.9 million impact associated with the change in prepaid expenses, inventories and other assets and the unfavorable $1.7 million impact associated with the change in accounts payable.

Net cash used in investing activities. Cash flows used in investing activities decreased by $4.4 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year.

The most significant items affecting the change in our investing cash flows for the three months ended July 31, 2013 when compared to the same period in the prior fiscal year are summarized below:

•

Acquisitions, net of cash acquired. During the three months ended July 31, 2012, we acquired a solid waste hauling operation in the Western region for total consideration of $3.5 million, of which we paid $3.2 million in cash. During the three months ended July 31, 2013, we did not acquire any businesses.

•

Capital expenditures. Lower capital expenditures of $2.0 million in the three months ended July 31, 2013 related primarily to the timing of projects and a decrease in spending related to the divestiture of Maine Energy

•

Investments in unconsolidated entities. During the three months ended July 31, 2013, we made investments in unconsolidated entities totaling $2.1 million compared to $1.0 million in the three months ended July 31, 2012.

•	Divestiture capital expenditures. During the three months ended July 31, 2012, we had $0.6 million in capital expenditures associated with the then ongoing Maine Energy divestiture.

Net cash provided by financing activities. Cash flows provided by financing activities decreased $14.3 million when comparing the three months ended July 31, 2013 to the same period in the prior fiscal year.

The most significant items affecting the change in our financing cash flows for the three months ended July 31, 2013 when compared to the same period in the prior fiscal year are summarized below:

•	Debt activity. Due to improved cash flow from operations, we reduced debt borrowings by $32.4 million. This more than offset the $19.4 million in lower principal payments.

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

During the second quarter of fiscal year 2013, we dedesignated both of these $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as (gain) or loss on derivative instruments.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of July 31, 2013, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to approximately $204.0 million. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all.

Inflation

Although inflationary increases in costs have affected our historical operating margins, we believe that inflation generally has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. We have implemented a fuel and oil recovery fee, which is designed to recover escalating fuel price fluctuations above an expected floor. We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Regional Economic Conditions

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

Seasonality and Severe Weather

Our transfer and disposal revenues historically have been higher in the late spring, early fall and summer months. This seasonality reflects lower volumes of waste in the late fall, winter and early spring months because:

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

Our operations can also be adversely affected by periods of inclement or severe weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, increase our operating costs associated with the collection and disposal of waste, or delay construction or expansion of our landfill sites and other facilities. Our operations can also be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services.

Our Recycling segment experiences increased volumes of fiber in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experiences lower sales from April through July due to lower retail activity.

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2 and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2 and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of July 31, 2013, that dollar amount was $48.7 million.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2013.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 1 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We had interest rate risk relating to approximately $133.6 million of long-term debt at July 31, 2013. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at July 31, 2013. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our annual interest expense would increase or decrease by $0.3 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements, which we initially entered into to hedge the interest rate risk associated with a forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. In the second quarter of fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as (gain) or loss on derivative instruments.

Commodity price risk

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of July 31, 2013, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on May 1, 2013, the impact on our operating income in the three months ended July 31, 2013 is estimated by management to have been up to $0.1 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated range of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with FASB ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. As of July 31, 2013, there were no accruals established related to our outstanding legal proceedings.

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

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. A new Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was received by us on November 13, 2012, requiring that we enter into a Consent Order with DEC within 60 days and mandating implementation of the ROD. The deadline for execution of the Consent Order has been extended until September 30, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2015.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of July 31, 2013 and April 30, 2013, we have recorded liabilities of $5.4 million and $5.3 million, respectively, including the recognition of thirty four thousand dollars of accretion expense in the three months ended July 31, 2013 and 2012, respectively.

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

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K for the year ended April 30, 2013, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 31, 2013, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2013. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 29, 2013	By:	/s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 29, 2013	By:	/s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	-Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2013 and April 30, 2013, (ii) Consolidated Statements of Operations for the three months ended July 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months ended July 31, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the three months ended July 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+	-Filed Herewith
++	-Furnished Herewith