Form 10-Q
period 2013-10-31
CASELLA WASTE SYSTEMS INC
filed 2013-12-06
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 15, 2013:

Class A common stock, $0.01 par value per share:	39,011,087
Class B common stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2013	April 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,953	$1,755
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,054 and $1,332	54,275	48,689
Refundable income taxes	637	128
Prepaid expenses	7,852	5,711
Inventory	4,040	3,494
Deferred income taxes	3,235	3,730
Other current assets	1,009	901
Current assets of discontinued operations	364	61

Total current assets	76,441	64,545

Property, plant and equipment, net of accumulated depreciation and amortization of $671,883 and $645,567	422,407	422,502
Goodwill	118,257	115,928
Intangible assets, net	12,430	11,674
Restricted assets	645	545
Notes receivable - related party	149	147
Investments in unconsolidated entities	19,217	20,252
Other non-current assets	27,331	27,526
Non-current assets of discontinued operations	1,636	—

Total assets	$678,513	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	October 31, 2013	April 30, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$430	$857
Current maturities of financing lease obligations	374	361
Accounts payable	49,542	51,974
Accrued payroll and related expenses	5,131	3,983
Accrued interest	6,109	6,074
Current accrued capping, closure and post-closure costs	5,281	3,835
Other accrued liabilities	22,713	21,014

Total current liabilities	89,580	88,098

Long-term debt and capital leases, less current maturities	507,159	493,531
Financing lease obligations, less current maturities	1,266	1,456
Accrued capping, closure and post-closure costs, less current portion	40,700	39,335
Deferred income taxes	6,868	6,798
Other long-term liabilities	17,100	18,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,011,000 and 38,662,000 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively	390	387
Class B convertible common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of October 31, 2013 and April 30, 2013, respectively	10	10
Additional paid-in capital	337,178	335,857
Accumulated deficit	(324,908)	(324,377)
Accumulated other comprehensive loss	(797)	(592)

Total Casella Waste Systems, Inc. stockholders’ equity	11,873	11,285
Noncontrolling interests	3,967	4,166

Total stockholders’ equity	15,840	15,451

Total liabilities and stockholders’ equity	$678,513	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Revenues	$132,296	$116,836	$260,854	$234,474

Operating expenses:
Cost of operations	90,545	82,087	178,962	163,432
General and administration	16,425	13,883	31,503	29,073
Depreciation and amortization	15,669	14,570	30,866	29,279
Environmental remediation charge	150	—	150	—
Severance and reorganization costs	53	1,793	161	1,827
Expense from divestiture, acquisition and financing costs	4	77	24	631

	122,846	112,410	241,666	224,242

Operating income	9,450	4,426	19,188	10,232

Other expense (income):
Interest income	(101)	(10)	(113)	(18)
Interest expense	9,635	11,516	18,994	23,207
(Income) loss from equity method investments	(91)	109	887	1,875
Loss (gain) on derivative instruments	629	3,896	(25)	3,896
Loss on debt extinguishment	—	9,670	—	9,670
Other income	(392)	(311)	(530)	(441)

Other expense, net	9,680	24,870	19,213	38,189

Loss from continuing operations before income taxes and discontinued operations	(230)	(20,444)	(25)	(27,957)
Provision for income taxes	300	413	619	1,063

Loss from continuing operations before discontinued operations	(530)	(20,857)	(644)	(29,020)

Discontinued operations:
(Loss) income from discontinued operations (net of income tax provision of $0, $0, $0 and $0)	(45)	(235)	284	(451)
Loss on disposal of discontinued operations (net of income tax provision of $0, $0, $0 and $0)	—	—	(378)	—

Net loss	(575)	(21,092)	(738)	(29,471)

Less: Net loss attributable to noncontrolling interests	(236)	(125)	(207)	(133)

Net loss attributable to common stockholders	$(339)	$(20,967)	$(531)	$(29,338)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Amounts attributable to common stockholders:
Loss from continuing operations before discontinued operations	$(294)	$(20,732)	$(437)	$(28,887)
(Loss) income from discontinued operations, net of tax	(45)	(235)	284	(451)
Loss on disposal of discontinued operations, net of tax	—	—	(378)	—

Net loss	$(339)	$(20,967)	$(531)	$(29,338)

Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.01)	$(0.67)	$(0.01)	$(1.00)
(Loss) income from discontinued operations, net of tax	(0.00)	(0.01)	0.01	(0.01)
Loss on disposal of discontinued operations, net of tax	—	—	(0.01)	—

Net loss per common share	$(0.01)	$(0.68)	$(0.01)	$(1.01)

Weighted average common shares outstanding	39,821	30,872	39,742	28,932

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Net loss	$(575)	$(21,092)	$(738)	$(29,471)
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments	(279)	(716)	(568)	(2,799)
Realized loss on derivative instruments reclassified into earnings	181	3,946	345	3,990
Unrealized gain resulting from changes in fair value of marketable securities	18	21	18	15

Other comprehensive (loss) income	(80)	3,251	(205)	1,206

Comprehensive loss	(655)	(17,841)	(943)	(28,265)

Less: Comprehensive loss attributable to noncontrolling interests	(236)	(125)	(207)	(133)

Comprehensive loss attributable to common stockholders	$(419)	$(17,716)	$(736)	$(28,132)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
		Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
		Common Stock		Common Stock

	Total	Shares	Amount	Shares	Amount
Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166
Net loss	(738)	—	—	—	—	—	(531)	—	(207)
Other comprehensive loss	(205)	—	—	—	—	—	—	(205)	—
Issuances of Class A common stock	115	349	3	—	—	112	—	—	—
Stock-based compensation	1,209	—	—	—	—	1,209	—	—	—
Contributions from noncontrolling interest holders	8	—	—	—	—	—	—	—	8

Balance, October 31, 2013	$15,840	39,011	$390	988	$10	$337,178	$(324,908)	$(797)	$3,967

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(738)	$(29,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(284)	451
Loss on disposal of discontinued operations, net of tax	378	—
Gain on sale of property and equipment	(389)	(209)
Depreciation and amortization	30,866	29,279
Depletion of landfill operating lease obligations	5,491	4,878
Interest accretion on landfill and environmental remediation liabilities	2,068	1,858
Amortization of discount on second lien notes and senior subordinated notes	119	502
Loss from equity method investments	887	1,875
(Gain) loss on derivative instruments	(25)	3,896
Loss on debt extinguishment	—	9,670
Stock-based compensation	1,209	1,306
Excess tax benefit on the vesting of share based awards	—	(188)
Deferred income taxes	504	907
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(5,782)	(3,506)
Accounts payable	(2,432)	4,617
Prepaid expenses, inventories and other assets	(2,997)	(246)
Accrued expenses and other liabilities	(756)	(2,851)

Net cash provided by operating activities	28,119	22,768

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,822)	(4,635)
Additions to property, plant and equipment - acquisition	(1,365)	(417)
- growth	(3,249)	(8,198)
- maintenance	(22,810)	(24,776)
Payments on landfill operating lease contracts	(3,471)	(3,298)
Payment for capital related to divestiture	—	(618)
Investments in unconsolidated entities	(2,148)	(1,000)
Proceeds from sale of property and equipment	929	543

Net cash used in investing activities	(34,936)	(42,399)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	83,190	236,177
Principal payments on long-term debt	(72,586)	(227,028)
Change in restricted cash	—	(23,579)
Payment of tender premium and costs on second lien notes	—	(6,745)
Payments of financing costs	(388)	(4,329)
Net proceeds from the sale of Class A common stock	—	42,149
Excess tax benefit on the vesting of share based awards	—	188
Contributions from noncontrolling interest holders	—	1,195

Net cash provided by financing activities	10,216	18,028

Discontinued Operations:
Net cash used in operating activities	(201)	(393)
Net cash used in investing activities	—	(637)

Net cash used in discontinued operations	(201)	(1,030)

Net increase (decrease) in cash and cash equivalents	3,198	(2,633)
Cash and cash equivalents, beginning of period	1,755	4,534

Cash and cash equivalents, end of period	$4,953	$1,901

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,577	$22,234
Income taxes, net of refunds	$622	$71

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations:
Fair value of net assets acquired	$4,594	$4,761
Other non-cash consideration	245	—
Cash paid, net of cash acquired	2,793	4,635

Holdbacks to sellers and contingent consideration	$1,556	$126

Property, plant and equipment acquired through lease obligations	$2,301	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”) is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

The consolidated financial statements as of October 31, 2013 and for the three and six months ended October 31, 2013 and 2012 are unaudited. The accompanying unaudited consolidated financial statements, which include the accounts of the Parent, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on June 27, 2013.

Preparation of our unaudited consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In the opinion of management, these unaudited consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results for any other interim period or the entire fiscal year. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2013.

Reclassifications

We have made reclassifications to the April 30, 2013 balance sheet, including a reclassification to properly state the current deferred income tax asset and the non-current deferred income tax liability. The reclassifications had no effect on the previously reported results of operations or retained earnings.

New Accounting Pronouncements Pending Adoption

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the reporting of an unrecognized tax benefit, or portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The update provides an exception, requiring the unrecognized tax benefit to be presented in the financial statements as a liability when the carryforward is not available at the reporting date under the tax laws to settle additional income taxes that would result for the disallowance of a tax provision or the tax laws do not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This guidance is effective prospectively, with retrospective application permitted, for annual periods, and interim reporting periods within those years, beginning after December 15, 2013, with early adoption permitted. We do not expect a material impact on our consolidated financial statements as a result of adopting this standard.

Adoption of New Accounting Pronouncements

Comprehensive Income

In February 2013, the FASB issued an accounting standards update for the reporting of reclassifications out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss). For other amounts not required under GAAP to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods within those years, beginning after December 15, 2012. We adopted this guidance effective May 1, 2013 and it has not had, and we believe it will not have, a material impact on our consolidated financial statements. See Note 7 for presentation of the information required by this accounting standards update.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued an accounting standards update on indefinite-lived intangible assets impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the indefinite-lived intangible assets are impaired, then the entity will not need to perform the quantitative impairment test in accordance with FASB Accounting Standards Codification (“ASC”) 350-30. This guidance is effective for annual and interim indefinite-lived assets impairment tests performed for annual reporting periods beginning after September 15, 2012, with early adoption permitted. We adopted this guidance effective May 1, 2013 and it has not had, and we believe it will not have, a material impact on our consolidated financial statements.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding the disclosure of offsetting assets and liabilities in financial statements. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. In January 2013, the FASB issued an accounting standards update to address implementation issues about the December 2011 accounting standards update by clarifying the scope of the offsetting disclosures. This guidance is effective for annual and interim reporting periods within those years, beginning on or after January 1, 2013. We adopted this guidance effective May 1, 2013 and it has not had, and we believe it will not have, a material impact on our consolidated financial statements.

2.	BUSINESS ACQUISITIONS

During the six months ended October 31, 2013, we acquired two solid waste hauling operations in the Western region for total consideration of $1,891 as of the acquisition dates, including $1,473 in cash, $36 of advanced customer billings and $382 in holdbacks to the sellers, and one solid waste hauling operation in the Eastern region for total consideration of $209 as of the acquisition date, consisting solely of the forgiveness of trade receivables and advanced customer billings. We also acquired an industrial environmental service management business in the Other segment for total consideration of $2,494 as of the acquisition date, including $1,320 in cash, $330 in holdbacks to the seller and $844 in consideration, not to exceed $1,000, contingent upon the realization of a measure of operating income associated with certain prospective customer contracts within twelve months of closing. During the six months ended October 31, 2012, we acquired two solid waste hauling operations in the Western region for total consideration of $4,761 as of the acquisition dates, including $4,285 in cash and $476 in holdbacks to the sellers. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the acquisition of Bestway Disposal Services and BBI Waste Industries (“BBI”), are expected to be deductible for tax purposes. The purchase price allocated to net assets acquired and the residual amount allocated to goodwill during the six months ended October 31, 2013 and 2012 are as follows:

	Six Months Ended October 31,
	2013	2012
Equipment	$495	$2,349
Goodwill	2,272	1,016
Intangible assets	1,865	1,486
Current liabilities	(38)	(90)

Total	$4,594	$4,761

The following unaudited pro forma combined financial information shows the results of our operations for the three and six months ended October 31, 2013 and 2012 as though each of the acquisitions made in the six months ended October 31, 2013 and the twelve months ended April 30, 2013 had occurred as of May 1, 2012.

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenue	$132,857	$124,091	$263,134	$249,062
Operating income	$9,508	$4,897	$19,421	$11,177
Net loss attributable to common stockholders	$(312)	$(21,016)	$(426)	$(29,442)
Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.68)	$(0.01)	$(1.02)

Basic and diluted weighted average shares outstanding	39,821	30,872	39,742	28,932

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

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2013 through October 31, 2013:

	April 30, 2013	Acquisitions	October 31, 2013
Eastern region (1)	$16,858	$133	$16,991
Western region	86,880	467	87,347
Recycling	12,190	—	12,190
Other	—	1,729	1,729

Total	$115,928	$2,329	$118,257

(1)	Included in Eastern region acquisitions activity is a $61 adjustment related to the December 5, 2012 BBI acquisition due to a finalization of the deferred tax liability for BBI at acquisition.

Intangible assets as of October 31, 2013 and April 30, 2013 consist of the following:

	Covenants Not-to- Compete	Client Lists	Total
Balance, October 31, 2013
Intangible assets	$17,220	$13,348	$30,568
Less accumulated amortization	(15,087)	(3,051)	(18,138)

	$2,133	$10,297	$12,430

	Covenants Not-to- Compete	Client Lists	Total
Balance, April 30, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,800)	(2,229)	(17,029)

	$2,243	$9,431	$11,674

Intangible amortization expense for the three months ended October 31, 2013 and 2012 and the six months ended October 31, 2013 and 2012 was $586, $207, $1,109 and $397, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2013 and thereafter is as follows:

2014	2015	2016	2017	2018	Thereafter
$1,204	$2,379	$1,889	$1,546	$1,404	$4,008

4.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the six months ended October 31, 2013 and 2012 are as follows:

	Six Months Ended October 31,
	2013	2012
Beginning balance	$43,170	$39,629
Obligations incurred	1,918	1,960
Accretion expense	1,999	1,789
Payments	(1,106)	(2,089)

Ending balance	$45,981	$41,289

5.	LONG-TERM DEBT

Amendment of Senior Credit Facility

On June 25, 2013, we entered into a third amendment under our revolving credit and letter of credit facility due March 18, 2016 (“Senior Credit Facility”). This amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and reducing our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed fiscal year capital expenditures. As of October 31, 2013, these covenants restrict fiscal year capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50. In addition to the financial covenants described above, the Senior Credit Facility also contains a number of negative covenants, which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2013, we were in compliance with all covenants under the indenture governing our Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may limit our ability to increase our investments in non-wholly owned entities (including the joint ventures to which we are already party).

Loss on Debt Extinguishment

In the three months ended October 31, 2012, we recorded a charge of $9,670 as a loss on debt extinguishment related to the refinancing of our $180,000 11% senior second lien notes due 2014 (“Second Lien Notes”). The loss on debt extinguishment consisted of a $1,667 non-cash write off of deferred financing costs, a $1,258 non-cash write off of the unamortized original issue discount and a $6,745 loss associated with the tender premium and other tender fees associated with the portion of the Second Lien Notes extinguished.

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

Potsdam Environmental Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2015.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of October 31, 2013 and April 30, 2013, we have recorded liabilities of $5,397 and $5,297, respectively, including the recognition of $34 of accretion expense in the three months ended October 31, 2013 and 2012 and the recognition of $69 of accretion expense in the six months ended October 31, 2013 and 2012.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and expect the remainder of the warrants to be issued in fiscal year 2014. We have not assumed that any proceeds from the sale of securities received in payment of these claims will reduce our exposure.

Southbridge Landfill Environmental Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our Southbridge, Massachusetts Landfill (“SBL”). The materials stockpiled consisted of soil removed and relocated to create space for the construction of additional landfill airspace at the SBL. The earth had been relocated and stored during the fall, winter and spring construction season of fiscal year 2013.

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, we notified the Massachusetts Department of Environmental Protection (“MADEP”), and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued an “Administrative Unilateral Order” (“AUO”) to us, which ordered that we provide MADEP with a plan to clean the wetlands of any materials deposited therein as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to proceed with the execution of the Plan. We are currently engaged, under the supervision of MADEP, in the execution of the Plan.

It is anticipated that execution of the Plan will involve remediation costs in the range of $500 to $1,000. Such charges could be higher if costs exceed estimates. We have provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan, and that we expect our contractors and technical advisors to assist in the execution of the Plan, to share in the remediation costs thereof as responsible parties, and to provide notice to their insurers. We believe that a loss in the range of $150 to $400, after considering amounts to be reimbursed, is probable and have therefore recorded a charge of $150 in the three months ended October 31, 2013 as an environmental remediation charge.

7.	STOCKHOLDERS’ EQUITY

Shares Available For Issuance

In fiscal year 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in fiscal year 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (“Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of October 31, 2013, there were 1,104 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents, which were previously issued under our terminated plans and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

Options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the six months ended October 31, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, April 30, 2013	1,442	$8.48
Granted	—	$—
Exercised	—	$—		$—

Forfeited	(36)	$9.92

Outstanding, October 31, 2013	1,406	$8.54	5.0	$1,251

Exercisable, October 31, 2013	1,053	$10.04	3.6	$604

During the three months ended October 31, 2013 and 2012 and the six months ended October 31, 2013 and 2012, stock-based compensation expense for stock options was $88, $95, $203 and $162, respectively.

As of October 31, 2013, total unrecognized stock-based compensation expense related to outstanding stock options was $596, which will be recognized over a weighted average period of 2.0 years.

Other Stock Awards

Restricted stock awards, restricted stock units and performance stock units granted under the 2006 Plan are granted at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units vest on April 30 of the third fiscal year end following the grant date and are based on our attainment of a targeted average return on net assets as of the vesting date.

A summary of restricted stock, restricted stock unit and performance stock unit activity for the six months ended October 31, 2013 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, April 30, 2013	1,088	$5.28
Granted	539	$4.27
Class A Common Stock Vested	(318)	$4.86
Forfeited	(18)	$4.54

Outstanding, October 31, 2013	1,291	$4.97	2.2	$1,253

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 354 shares of Class A common stock.

During the six months ended October 31, 2013, we awarded certain employees restricted stock units, which vest over designated service periods of up to three years based on continued employment and non-employee directors restricted stock awards, which vest incrementally over a three year period beginning on the first anniversary of the date of grant. We did not grant any performance stock units during the six months ended October 31, 2013.

During the three and six months ended October 31, 2013 and 2012, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $475, $519, $966 and $1,092, respectively.

As of October 31, 2013, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $2,766, which will be recognized over a weighted average period of 2.0 years. Maximum unrecognized stock-based compensation expense at October 31, 2013 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $3,982 to be recognized over a weighted average period of 1.1 years. The unrecognized stock-based compensation expense that we expect to recognize as of October 31, 2013 related to outstanding performance stock units based on our expected attainment levels was $0.

We also recorded $15, $17, $39 and $52 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and six months ended October 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss

The changes in the balances of each component of accumulated other comprehensive loss, which is included as a component of our stockholders’ equity, are as follows:

	Marketable Securities	Commodity Hedges

Beginning balance, April 30, 2013	$27	$(619)
Other comprehensive income (loss) before reclassifications	18	(568)
Amounts reclassified from accumulated other comprehensive income (loss)	—	345

Net current-period other comprehensive income (loss)	18	(223)

Ending balance, October 31, 2013	$45	$(842)

A summary of reclassifications out of accumulated other comprehensive loss for the three and six months ended October 31, 2013 and 2012 is as follows:

	Three Months Ended October 31,
	2013	2012
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified Out of Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations

Loss on derivative instruments:
Interest rate contracts	$—	$(3,625)	Loss on derivative instruments
Commodity hedges	(181)	(321)	Loss from equity method investments

	(181)	(3,946)	Loss from continuing operations before income taxes and discontinued operations
	—	—	Provision for income taxes

	$(181)	$(3,946)	Loss from continuing operations

	Six Months Ended October 31,
	2013	2012
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified Out of Accumulated Other		Affected Line Item in the Consolidated Statements of Operations

Loss on derivative instruments:
Interest rate contracts	$—	$(3,625)	Loss on derivative instruments
Commodity hedges	(345)	(365)	Loss from equity method investments

	(345)	(3,990)	Loss from continuing operations before income taxes and discontinued operations
	—	—	Provision for income taxes

	$(345)	$(3,990)	Loss from continuing operations

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(294)	$(20,732)	$(437)	$(28,887)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,011	37,950	39,011	37,950
Class B common stock	988	988	988	988
Unvested restricted stock	(130)	(134)	(130)	(134)
Effect of weighted average shares outstanding during period	(48)	(7,932)	(127)	(9,872)

Weighted average number of common shares - basic and diluted EPS	39,821	30,872	39,742	28,932

Number of antidilutive potentially issuable shares not included in the diluted earnings per share calculations due to loss from continuing operations (1)	2,332	2,126	2,332	2,126

(1)	Performance stock units are included at the expected attainment levels.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of the restricted trust and escrow accounts are included as restricted assets in the Level 1 tier below. The fair values of the interest rate derivatives, included in the Level 2 tier below, are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swaps, adjusted by the credit risk of our counter-parties and us based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value.

As of October 31, 2013 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at October 31, 2013 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$645	$—	$—

Liabilities:
Interest rate derivatives	$—	$3,338	$—

As of April 30, 2013 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$545	$—	$—

Liabilities:
Interest rate derivatives	$—	$4,229	$—

Fair Value of Debt

As of October 31, 2013, the fair value of our fixed rate debt, including our 7.75% senior subordinated notes due 2019 (“2019 Notes”), the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) and the Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), was approximately $366,437 and the carrying value was $362,400. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2 is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of the FAME Bonds 2005R-2 or securities with similar characteristics. The fair value of the Vermont Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined based on changes in the pricing of an observable five year municipal bond index. As of October 31, 2013, the fair value of our 2011 senior secured revolving credit facility (“2011 Revolver”) approximated its carrying value of $134,700 based on current borrowing rates for similar types of borrowing arrangements.

10.	SEVERANCE AND REORGANIZATION

In the three and six months ended October 31, 2013, we recorded charges of $53 and $161 for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy Recovery Company LP (“Maine Energy”) discussed further in Note 11.

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a severance and reorganization charge of $1,793 in the three months ended October 31, 2012.

11.	DIVESTITURE AND DISCONTINUED OPERATIONS

We review planned business dispositions based on available information and events that have occurred to determine whether or not a business or disposal group qualifies for discontinued operations treatment. The review consists of evaluating whether the business qualifies as a component of an entity for which the operations and cash flows are clearly distinguishable; whether it is anticipated that the cash flows of the component have been or will be eliminated from ongoing operations after the disposal transaction and by the end of the assessment period; and whether we will have any significant continuing involvement in the operations of the component after the disposal transaction. Planned business dispositions are presented as discontinued operations when all three criteria are met. Additionally, we evaluate whether the component has met the criteria to be classified as held-for-sale. To be classified as held-for-sale, the criteria established by FASB ASC 360-10 must be met as of the reporting date, including an active program to market the business and the disposition of the business within one year. A business that has not been disposed of may not be classified as discontinued operations until the held-for-sale criteria are met. No depreciation is recorded during the periods in which a disposal group is classified as held-for-sale.

Businesses that qualify as held-for-sale are carried at the lower of their carrying value or fair value less costs to sell in the period the held-for-sale criteria are met. For a business that is classified as held-for-sale and meets the discontinued operations criteria, all initial or subsequent adjustments to the carrying value of the component are classified in discontinued operations.

Discontinued Operations

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI Bio Fuels, Inc. (“Bio Fuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and included in discontinued operations as of April 30, 2013, include certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2,000, which will be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. We recognized a $378 loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the disposition. Revenues and (loss) income before income taxes attributable to discontinued operations for the three and six months ended October 31, 2013 and 2012, respectively, are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues	$5	$3,498	$3,316	$7,055
(Loss) income before income taxes	$(45)	$(235)	$284	$(451)

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy, which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which will be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. Demolition is nearly complete, pending final approval of work plans by the United States Environmental Protection Agency, and the time for completion has been consensually extended by Maine Energy and the City of Biddeford. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we have withdrawn from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with FASB ASC 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan. In accordance with FASB ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we withdrew from the plan in the first quarter of fiscal year 2014, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of October 31, 2013, no accrual is established related to withdrawal from the multiemployer pension plan.

12.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment. Segment data for the three and six months ended October 31, 2012 has been revised to properly align with internal management reporting, which was modified in the first quarter of fiscal year 2014 to move organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint.

Three Months Ended October 31, 2013

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$40,305	$10,043	$6,691	$2,203	$205,181
Western	58,224	18,892	7,311	7,211	348,223
Recycling	11,506	(26)	1,074	(152)	49,884
Other	22,261	491	593	188	75,225
Eliminations	—	(29,400)	—	—	—

Total	$132,296	$—	$15,669	$9,450	$678,513

Three Months Ended October 31, 2012

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$33,047	$7,868	$6,184	$(1,025)	$167,206
Western	54,386	17,189	6,695	6,793	355,619
Recycling	9,810	36	1,080	(486)	52,462
Other	19,593	1,296	611	(856)	94,188
Eliminations	—	(26,389)	—	—	—

Total	$116,836	$—	$14,570	$4,426	$669,475

Six Months Ended October 31, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$78,926	$20,474	$13,072	$3,829	$205,181
Western	115,571	38,153	14,545	14,107	348,223
Recycling	22,690	(31)	2,139	(195)	49,884
Other	43,667	1,003	1,110	1,447	75,225
Eliminations	—	(59,599)	—	—	—

Total	$260,854	$—	$30,866	$19,188	$678,513

Six Months Ended October 31, 2012

Segment	Outside revenues	Inter-company revenue (1)	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$66,855	$16,004	$12,720	$(1,602)	$167,206
Western	106,938	33,947	13,117	13,038	355,619
Recycling	20,972	36	2,177	(487)	52,462
Other	39,709	2,511	1,265	(717)	94,188
Eliminations	—	(52,498)	—	—	—

Total	$234,474	$—	$29,279	$10,232	$669,475

Amounts of our total revenue attributable to services provided are as follows:

	Three Month Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Collection	$58,932	$52,632	$117,245	$105,665
Disposal	37,374	32,382	72,497	63,349
Power generation	1,980	2,793	4,022	5,456
Processing	2,512	1,604	5,364	3,039

Solid waste operations	100,798	89,411	199,128	177,509
Organics	9,474	8,394	19,350	17,247
Customer solutions	10,518	9,221	19,686	18,746
Recycling	11,506	9,810	22,690	20,972

Total revenues	$132,296	$116,836	$260,854	$234,474

13.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of October 31, 2013 and April 30, 2013:

	October 31,	April 30,
	2013	2013
Equity method investments	$2,731	$3,766
Cost method investments	16,486	16,486

Investments in unconsolidated entities	$19,217	$20,252

Equity Method Investments

GreenFiber. In fiscal year 2001, we entered into a joint venture agreement with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). We account for our 50% membership interest in GreenFiber using the equity method of accounting.

Our investment in GreenFiber amounted to $2,439 and $3,509 at October 31, 2013 and April 30, 2013, respectively. Summarized financial information for GreenFiber is as follows:

	October 31,	April 30,
	2013	2013
Current assets	$17,854	$16,644
Noncurrent assets	$26,956	$28,139
Current liabilities	$16,398	$19,247
Noncurrent liabilities	$2,097	$1,227

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenue	$20,840	$19,494	$35,570	$32,595
Gross profit	$4,956	$4,300	$7,641	$5,900
Net income (loss)	$152	$(297)	$(1,843)	$(3,866)

Effective December 1, 2011, we and LP each guaranteed up to $2,200 in support of GreenFiber’s modified and restated loan and security agreement. The guaranty could be drawn on upon an event of default and remained in place through, either payment of the associated term loan under the security agreement or December 1, 2014, the extended term of GreenFiber’s modified and restated loan and security agreement. In March 2013, we received notification that GreenFiber’s term loan had been called for redemption due to an event of default and as a result we recorded a liability of $2,073, included in other accrued liabilities, as an investment in GreenFiber based on our guaranty. In May 2013, we and LP each contributed $2,073 to GreenFiber to satisfy the guaranty and pay off the term loan in full.

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

Additionally, as of October 31, 2013, we and LP are each committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

On December 5, 2013, we and LP executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in GreenFiber for total cash consideration of $18,000 plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. After recording the impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive loss on our investment in GreenFiber, we expect to record a gain on sale of equity method investment in the third quarter of fiscal year 2014.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. We account for our 50% membership interest in Tompkins using the equity method of accounting. Our investment in Tompkins amounted to $291 and $257 at October 31, 2013 and April 30, 2013, respectively.

14.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of October 31, 2013 and April 30, 2013, the consolidating results of operations and comprehensive loss for the three and six months ended October 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the six months ended October 31, 2013 and 2012 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$4,545	$233	$175	$—	$4,953
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	221	53,812	242	—	54,275
Refundable income taxes	637	—	—	—	637
Prepaid expenses	2,718	5,114	20	—	7,852
Inventory	—	3,986	54	—	4,040
Deferred income taxes	3,235	—	—	—	3,235
Other current assets	392	610	7	—	1,009
Current assets of discontinued operations	—	364	—	—	364

Total current assets	11,748	64,195	498	—	76,441

Property, plant and equipment, net	4,716	409,193	8,498	—	422,407
Goodwill	—	118,257	—	—	118,257
Intangible assets, net	204	12,226	—	—	12,430
Restricted assets	—	645	—	—	645
Notes receivable - related party	149	—	—	—	149
Investments in unconsolidated entities	16,487	2,223	2,439	(1,932)	19,217
Investments in subsidiaries	(39,829)	—	—	39,829	—
Other non-current assets	15,384	11,947	—	—	27,331
Non-current assets of discontinued operations	—	1,636	—	—	1,636

	(2,889)	556,127	10,937	37,897	602,072

Intercompany receivable	561,776	(521,125)	(42,583)	1,932	—

	$570,635	$99,197	$(31,148)	$39,829	$678,513

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$81	$349	$—	$—	$430
Current maturities of financing lease obligations	—	374	—	—	374
Accounts payable	19,252	29,832	458	—	49,542
Accrued payroll and related expenses	1,061	4,069	1	—	5,131
Accrued interest	6,102	7	—	—	6,109
Current accrued capping, closure and post-closure costs	—	5,278	3	—	5,281
Other accrued liabilities	8,353	13,886	474	—	22,713

Total current liabilities	34,849	53,795	936	—	89,580

Long-term debt and capital leases, less current maturities	505,595	1,564	—	—	507,159
Financing lease obligations, less current maturities	—	1,266	—	—	1,266
Accrued capping, closure and post-closure costs, less current portion	—	40,661	39	—	40,700
Deferred income taxes	6,868	—	—	—	6,868
Other long-term liabilities	11,450	5,650	—	—	17,100

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity	11,873	(3,739)	(36,090)	39,829	11,873
Noncontrolling interests	—	—	3,967	—	3,967

Total stockholders’ equity	11,873	(3,739)	(32,123)	39,829	15,840

	$570,635	$99,197	$(31,148)	$39,829	$678,513

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$253	$242	$—	$1,755
Restricted cash	—	76	—		76
Accounts receivable - trade, net	571	47,644	474	—	48,689
Refundable income taxes	128	—	—	—	128
Prepaid expenses	1,471	4,240	—	—	5,711
Inventory	—	3,440	54	—	3,494
Deferred income taxes	3,730	—	—	—	3,730
Other current assets	366	528	7	—	901
Current assets of discontinued operations	—	61	—	—	61

Total current assets	7,526	56,242	777	—	64,545

Property, plant and equipment, net	2,771	411,284	8,447	—	422,502
Goodwill	—	115,928	—	—	115,928
Intangible assets, net	249	11,425	—	—	11,674
Restricted assets	—	545	—	—	545
Notes receivable - related party/employee	147	—	—	—	147
Investments in unconsolidated entities	16,486	2,189	3,509	(1,932)	20,252
Investments in subsidiaries	(59,759)	—	—	59,759	—
Other non-current assets	15,774	11,752	—	—	27,526

	(24,332)	553,123	11,956	57,827	598,574

Intercompany receivable	580,328	(539,752)	(42,508)	1,932	—

	$563,522	$69,613	$(29,775)	$59,759	$663,119

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$—	$857	$—	$—	$857
Current maturities of financing lease obligations	—	361	—	—	361
Accounts payable	23,492	27,847	635	—	51,974
Accrued payroll and related expenses	538	3,445	—	—	3,983
Accrued interest	6,071	3	—	—	6,074
Current accrued capping, closure and post-closure costs	—	3,832	3	—	3,835
Other accrued liabilities	10,001	10,896	117	—	21,014

Total current liabilities	40,102	47,241	755	—	88,098

Long-term debt and capital leases, less current maturities	492,965	566	—	—	493,531
Financing lease obligations, less current maturities	—	1,456	—	—	1,456
Accrued capping, closure and post-closure costs, less current portion	—	39,298	37	—	39,335
Deferred income taxes	6,798	—	—	—	6,798
Other long-term liabilities	12,372	6,078	—	—	18,450

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity	11,285	(25,026)	(34,733)	59,759	11,285
Noncontrolling interests	—	—	4,166	—	4,166

Total stockholders’ equity	11,285	(25,026)	(30,567)	59,759	15,451

	$563,522	$69,613	$(29,775)	$59,759	$663,119

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Revenues	$—	$131,729	$567	$—	$132,296

Operating expenses:
Cost of operations	—	89,740	805	—	90,545
General and administration	595	15,779	51	—	16,425
Depreciation and amortization	225	15,251	193	—	15,669
Environmental remediation charge	—	150	—	—	150
Severance and reorganization costs	—	53	—	—	53
Expense from divestiture, acquisition and financing costs	—	4	—	—	4

	820	120,977	1,049	—	122,846

Operating income (loss)	(820)	10,752	(482)	—	9,450

Other expense (income), net:
Interest income	(1)	(100)	—	—	(101)
Interest expense	9,616	19	—	—	9,635
(Income) loss from equity method investments	(10,757)	(15)	(76)	10,757	(91)
(Gain) loss on derivative instruments	629	—	—	—	629
Other income	(268)	(124)	—	—	(392)

Other expense, net	(781)	(220)	(76)	10,757	9,680

Income (loss) from continuing operations before income taxes	(39)	10,972	(406)	(10,757)	(230)
Provision (benefit) for income taxes	300	—	—	—	300

Income (loss) from continuing operations	(339)	10,972	(406)	(10,757)	(530)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(45)	—	—	(45)

Net income (loss)	(339)	10,927	(406)	(10,757)	(575)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(236)	—	(236)

Net income (loss) attributable to common stockholders	$(339)	$10,927	$(170)	$(10,757)	$(339)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$116,401	$435	$—	$116,836

Operating expenses:
Cost of operations	(36)	81,507	616	—	82,087
General and administration	157	13,714	12	—	13,883
Depreciation and amortization	269	14,240	61	—	14,570
Severance and reorganization costs	917	876	—	—	1,793
Expense from divestiture, acquisition and financing costs	—	77	—	—	77

	1,307	110,414	689	—	112,410

Operating income (loss)	(1,307)	5,987	(254)	—	4,426

Other expense (income), net:
Interest income	(8,176)	(9)	—	8,175	(10)
Interest expense	11,790	7,901	—	(8,175)	11,516
(Income) loss from equity method investments	2,275	(39)	148	(2,275)	109
(Gain) loss on derivative instruments	3,896	—	—	—	3,896
Loss on debt extinguishment	9,670	—	—	—	9,670
Other income	(208)	(103)	—	—	(311)

Other expense, net	19,247	7,750	148	(2,275)	24,870

Income (loss) from continuing operations before income taxes	(20,554)	(1,763)	(402)	2,275	(20,444)
Provision (benefit) for income taxes	413	—	—	—	413

Income (loss) from continuing operations	(20,967)	(1,763)	(402)	2,275	(20,857)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(235)	—	—	(235)

Net income (loss)	(20,967)	(1,998)	(402)	2,275	(21,092)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(125)	—	(125)

Net income (loss) attributable to common stockholders	$(20,967)	$(1,998)	$(277)	$2,275	$(20,967)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$259,423	$1,431	$—	$260,854

Operating expenses:
Cost of operations	1	177,519	1,442	—	178,962
General and administration	748	30,712	43	—	31,503
Depreciation and amortization	437	30,055	374	—	30,866
Environmental remediation charge	—	150	—	—	150
Severance and reorganization costs	4	157	—	—	161
Expense from divestiture, acquisition and financing costs	—	24	—	—	24

	1,190	238,617	1,859	—	241,666

Operating income (loss)	(1,190)	20,806	(428)	—	19,188

Other expense (income), net:
Interest income	(1)	(112)	—	—	(113)
Interest expense	18,963	31	—	—	18,994
(Income) loss from equity method investments	(19,928)	(35)	922	19,928	887
(Gain) loss on derivative instruments	(25)	—	—	—	(25)
Other income	(287)	(242)	(1)	—	(530)

Other expense, net	(1,278)	(358)	921	19,928	19,213

Income (loss) from continuing operations before income taxes	88	21,164	(1,349)	(19,928)	(25)
Provision (benefit) for income taxes	619	—	—	—	619

Income (loss) from continuing operations	(531)	21,164	(1,349)	(19,928)	(644)

Discontinued operations:
Income (loss) from discontinued operations, net	—	284	—	—	284
Gain (loss) on disposal of discontinued operations, net	—	(378)	—	—	(378)

Net income (loss)	(531)	21,070	(1,349)	(19,928)	(738)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(207)	—	(207)

Net income (loss) attributable to common stockholders	$(531)	$21,070	$(1,142)	$(19,928)	$(531)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$234,029	$445	$—	$234,474

Operating expenses:
Cost of operations	(8)	162,815	625	—	163,432
General and administration	4	29,038	31	—	29,073
Depreciation and amortization	533	28,685	61	—	29,279
Severance and reorganization costs	917	910	—	—	1,827
Expense from divestiture, acquisition and financing costs	303	328	—	—	631

	1,749	221,776	717	—	224,242

Operating income (loss)	(1,749)	12,253	(272)	—	10,232

Other expense (income), net:
Interest income	(16,239)	(16)	—	16,237	(18)
Interest expense	23,578	15,866	—	(16,237)	23,207
(Income) loss from equity method investments	5,841	(58)	1,933	(5,841)	1,875
(Gain) loss on derivative instruments	3,896	—	—	—	3,896
Loss on debt extinguishment	9,670	—	—	—	9,670
Other income	(220)	(221)	—	—	(441)

Other expense, net	26,526	15,571	1,933	(5,841)	38,189

Income (loss) from continuing operations before income taxes	(28,275)	(3,318)	(2,205)	5,841	(27,957)
Provision (benefit) for income taxes	1,063	—	—	—	1,063

Income (loss) from continuing operations	(29,338)	(3,318)	(2,205)	5,841	(29,020)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(451)	—	—	(451)

Net income (loss)	(29,338)	(3,769)	(2,205)	5,841	(29,471)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(133)	—	(133)

Net income (loss) attributable to common stockholders	$(29,338)	$(3,769)	$(2,072)	$5,841	$(29,338)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(339)	$10,927	$(406)	$(10,757)	$(575)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	—	—	(279)	—	(279)
Realized loss (gain) on derivative instruments reclassified into earnings, net	—	—	181	—	181
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	18	—	—	18

Other comprehensive income (loss)	—	18	(98)	—	(80)

Comprehensive income (loss)	(339)	10,945	(504)	(10,757)	(655)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(236)	—	(236)

Comprehensive income (loss) attributable to common stockholders	$(339)	$10,945	$(268)	$(10,757)	$(419)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(20,967)	$(1,998)	$(402)	$2,275	$(21,092)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	—	—	(716)	—	(716)
Realized loss (gain) on derivative instruments reclassified into earnings, net	3,625	—	321	—	3,946
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	21	—	—	21

Other comprehensive income (loss)	3,625	21	(395)	—	3,251

Comprehensive income (loss)	(17,342)	(1,977)	(797)	2,275	(17,841)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(125)	—	(125)

Comprehensive income (loss) attributable to common stockholders	$(17,342)	$(1,977)	$(672)	$2,275	$(17,716)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

SIX MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(531)	$21,070	$(1,349)	$(19,928)	$(738)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	—	—	(568)	—	(568)
Realized loss (gain) on derivative instruments reclassified into earnings, net	—	—	345	—	345
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	18	—	—	18

Other comprehensive income (loss)	—	18	(223)	—	(205)

Comprehensive income (loss)	(531)	21,088	(1,572)	(19,928)	(943)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(207)	—	(207)

Comprehensive income (loss) attributable to common stockholders	$(531)	$21,088	$(1,365)	$(19,928)	$(736)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

SIX MONTHS ENDED OCTOBER 31, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(29,338)	$(3,769)	$(2,205)	$5,841	$(29,471)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	(1,257)	—	(1,542)	—	(2,799)
Realized loss (gain) on derivative instruments reclassified into earnings, net	3,625	—	365	—	3,990
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	15	—	—	15

Other comprehensive income (loss)	2,368	15	(1,177)	—	1,206

Comprehensive income (loss)	(26,970)	(3,754)	(3,382)	5,841	(28,265)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(133)	—	(133)

Comprehensive income (loss) attributable to common stockholders	$(26,970)	$(3,754)	$(3,249)	$5,841	$(28,132)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2013

(in thousands)

		Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

	Net cash provided by (used in) operating activities	$(25,720)	$53,481	$358	$—	$28,119

	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	—	(2,822)	—	—	(2,822)
Additions to property, plant and equipment	- acquisition	—	(1,365)	—	—	(1,365)
	- growth	—	(2,824)	(425)	—	(3,249)
	- maintenance	(1,059)	(21,751)	—	—	(22,810)
	Payments on landfill operating lease contracts	—	(3,471)	—	—	(3,471)
	Investments in unconsolidated entities	(2,148)	—	—	—	(2,148)
	Proceeds from sale of property and equipment	—	929	—	—	929

	Net cash provided by (used in) investing activities	(3,207)	(31,304)	(425)	—	(34,936)
	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	83,190	—	—	—	83,190
	Principal payments on long-term debt	(71,735)	(851)	—	—	(72,586)
	Payments of financing costs	(388)	—	—	—	(388)
	Intercompany borrowings	21,145	(21,145)	—	—	—

	Net cash provided by (used in) financing activities	32,212	(21,996)	—	—	10,216
	Net cash provided by (used in) discontinued operations	—	(201)	—	—	(201)

	Net increase (decrease) in cash and cash equivalents	3,285	(20)	(67)	—	3,198
	Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

	Cash and cash equivalents, end of period	$4,545	$233	$175	$—	$4,953

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2012

(in thousands)

		Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

	Net cash provided by (used in) operating activities	$(27,935)	$49,057	$1,646	$—	$22,768

	Cash Flows from Investing Activities:
	Acquisitions, net of cash acquired	—	(4,635)	—	—	(4,635)
Additions to property, plant and equipment	- acquisition	—	(417)	—	—	(417)
	- growth	—	(3,520)	(4,678)	—	(8,198)
	- maintenance	(190)	(24,586)	—	—	(24,776)
	Payments on landfill operating lease contracts	—	(3,298)	—	—	(3,298)
	Payment for capital related to divestiture	—	(618)	—	—	(618)
	Investments in unconsolidated entities	(1,000)	(1,566)	1,566	—	(1,000)
	Proceeds from sale of property and equipment	—	543	—	—	543

	Net cash provided by (used in) investing activities	(1,190)	(38,097)	(3,112)	—	(42,399)
	Cash Flows from Financing Activities:
	Proceeds from long-term borrowings	236,177	—	—	—	236,177
	Principal payments on long-term debt	(226,098)	(930)	—	—	(227,028)
	Change in restricted cash	(23,579)	—	—	—	(23,579)
	Payment of tender premium and costs on second lien notes	(6,745)	—	—	—	(6,745)
	Payments on financing costs	(4,329)	—	—	—	(4,329)
	Net proceeds from the sale of class A common stock	42,149	—	—	—	42,149
	Excess tax benefit on the vesting of share based awards	188	—	—	—	188
	Contributions from noncontrolling interest holders	—	—	1,195	—	1,195
	Intercompany borrowings	9,049	(9,049)	—	—	—

	Net cash provided by (used in) financing activities	26,812	(9,979)	1,195	—	18,028
	Net cash provided by (used in) discontinued operations	—	(1,030)	—	—	(1,030)

	Net increase (decrease) in cash and cash equivalents	(2,313)	(49)	(271)	—	(2,633)
	Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

	Cash and cash equivalents, end of period	$1,486	$319	$96	$—	$1,901

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

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically-integrated solid waste, recycling and resource management services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We operate in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment.

As of November 15, 2013, we owned and/or operated 34 solid waste collection operations, 37 transfer stations, 15 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.

Acquisitions and Divestitures

Acquisitions

In fiscal year 2013, we established a dedicated business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.

We have made in the past, and we may make in the future, acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We face considerable competition for acquisition targets, particularly the larger and more meaningful targets, due to among other things our limited access to and weighted average cost of capital, but we believe that our strong relationships and reputation in the New England and upstate New York areas help to offset these factors.

During the six months ended October 31, 2013, we acquired two solid waste hauling operations in the Western region for total consideration of $1.9 million as of the acquisition dates, including $1.5 million in cash, $0.4 million in holdbacks to the sellers and less than $0.1 million of advanced customer billings, and one solid waste hauling operation in the Eastern region for total consideration of $0.2 million as of the acquisition date, consisting solely of the forgiveness of trade receivables and advanced customer billings. We also acquired an industrial environmental service management business in the Other segment for total consideration of $2.5 million as of the acquisition date, including $1.3 million in cash, $0.3 million in holdbacks to the seller and $0.9 million in consideration, not to exceed $1.0 million, contingent upon the realization of a measure of operating income associated with certain prospective customer contracts within twelve months of closing. During the six months ended October 31, 2012, we acquired two solid waste hauling operations in the Western region for total consideration of $4.8 million as of the acquisition dates, including $4.3 million in cash and $0.5 million in holdbacks to the sellers. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the acquisition of Bestway Disposal Services and BBI Waste Industries (“BBI”), are expected to be deductible for tax purposes.

Divestitures

From time to time, we may sell or divest certain investments or other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt; as a result of a determination that the specified asset will provide inadequate returns to us or that the asset no longer serves a strategic purpose in connection with our business; or if we determine the asset may be more valuable to a third party. We will continue to look to divest certain activities and investments that no longer enhance or complement our core business if the right opportunity presents itself.

On December 5, 2013, we and Louisiana-Pacific Corporation (“LP”) executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in US GreenFiber, LLC (“GreenFiber”) for total cash consideration of $18.0 million plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. After recording the impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive loss on our investment in GreenFiber, we expect to record a gain on sale of equity method investment in the third quarter of fiscal year 2014.

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI Bio Fuels, Inc. (“Bio Fuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with Bio Fuels were classified as held-for-sale and the results of operations were recorded as a loss from discontinued operations. Assets of the disposal group classified as held-for-sale, and now included in discontinued operations as of April 30, 2013, include certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement.

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company LP (“Maine Energy”), which is located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which will be paid to us in equal installments over the next 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. Demolition is nearly complete, pending final approval of work plans by the United States Environmental Protection Agency, and the time for completion has been consensually extended by Maine Energy and the City of Biddeford. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we have withdrawn from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan. In accordance with FASB ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we withdrew from the plan in the first quarter of fiscal year 2014, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of October 31, 2013, no accrual is established related to withdrawal from the multiemployer pension plan.

Results of Operations

The following table summarizes our revenues and expenses from continuing operations for the three and six months ended October 31, 2013 and 2012 (in millions and as a percentage of revenue):

	Three Months Ended October 31,				Six Months Ended October 31,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue

Revenues	$132.3	100.0%	$116.8	100.0%	$260.9	100.0%	$234.5	100.0%

Operating expenses:
Cost of operations	90.5	68.4%	82.1	70.3%	179.0	68.7%	163.5	69.7%
General and administration	16.4	12.5%	13.9	11.9%	31.5	12.1%	29.1	12.4%
Depreciation and amortization	15.7	11.9%	14.5	12.4%	30.9	11.8%	29.3	12.5%
Environmental remediation charge	0.1	0.0%	—	0.0%	0.1	0.0%	—	0.0%
Severance and reorganization costs	0.1	0.0%	1.8	1.5%	0.2	0.1%	1.8	0.8%
Expense from divestiture, acquisition and financing costs	—	0.0%	0.1	0.1%	—	0.0%	0.6	0.3%

	122.8	92.8%	112.4	96.2%	241.7	92.7%	224.3	95.7%

Operating income	9.5	7.2%	4.4	3.8%	19.2	7.3%	10.2	4.3%

Other expense (income), net:
Interest expense, net	9.6	7.3%	11.5	9.8%	18.8	7.2%	23.1	9.8%
(Income) loss from equity method investments	(0.1)	(0.1)%	0.1	0.1%	0.8	0.3%	1.9	0.8%
Loss (gain) on derivative instruments	0.6	0.5%	3.9	3.3%	—	0.0%	3.9	1.7%
Loss on debt extinguishment	—	0.0%	9.7	8.3%	—	0.0%	9.7	4.1%
Other income	(0.4)	(0.3)%	(0.3)	(0.2)%	(0.5)	(0.2)%	(0.5)	(0.2)%
Provision for income taxes	0.3	0.2%	0.4	0.4%	0.6	0.2%	1.1	0.5%

Loss from continuing operations	$(0.5)	(0.4)%	$(20.9)	(17.9)%	$(0.5)	(0.2)%	$(29.0)	(12.4)%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Our revenues are shown net of inter-company eliminations. The table below shows, for the periods indicated, the percentages and dollars (in millions) of revenue attributable to services provided.

	Three Months Ended October 31,				Six Months Ended October 31,
	2013		2012		2013		2012
Collection	$58.9	44.5%	$52.6	45.0%	$117.2	44.9%	$105.7	45.0%
Disposal	37.4	28.3%	32.4	27.7%	72.5	27.8%	63.3	27.0%
Power generation	2.0	1.5%	2.8	2.4%	4.0	1.5%	5.5	2.3%
Processing	2.5	1.9%	1.6	1.4%	5.4	2.1%	3.0	1.3%

Solid waste operations	100.8	76.2%	89.4	76.5%	199.1	76.3%	177.5	75.6%
Organics	9.5	7.2%	8.4	7.2%	19.4	7.4%	17.3	7.4%
Customer solutions	10.5	7.9%	9.2	7.9%	19.7	7.6%	18.7	8.0%
Recycling	11.5	8.7%	9.8	8.4%	22.7	8.7%	21.0	9.0%

Total revenues	$132.3	100.0%	$116.8	100.0%	$260.9	100.0%	$234.5	100.0%

Our revenues increased $15.5 million, or 13.3%, and $26.4 million, or 11.3%, when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended October 31, 2013 vs. 2012		Period-to-Period Change for the Six Months Ended October 31, 2013 vs. 2012
	Amount	% of Growth	Amount	% of Growth

Solid Waste Operations:
Price	$1.1	0.9%	$1.7	0.7%
Volume	6.5	5.6%	13.3	5.7%
Fuel and oil recovery fee	(0.1)	(0.1)%	(0.2)	(0.1)%
Commodity price & volume	0.2	0.2%	0.4	0.2%
Acquisitions & divestitures	3.7	3.2%	6.9	2.9%
Closed landfills	—	0.0%	(0.5)	(0.2)%

Total solid waste	11.4	9.8%	21.6	9.2%

Organics	1.1	0.9%	2.1	0.9%

Customer solutions	1.3	1.1%	1.0	0.5%

Recycling Operations:
Commodity price	1.0	0.9%	(0.2)	(0.1)%
Commodity volume	0.7	0.6%	1.9	0.8%

Total recycling	1.7	1.5%	1.7	0.7%

Total revenue growth	$15.5	13.3%	$26.4	11.3%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenue growth period-to-period is the result of $0.9 million from favorable collection pricing and $0.2 million from favorable disposal pricing.

•	The price change component in year-to-date total solid waste revenue growth period-to-period is the result of $1.6 million from favorable collection pricing and $0.1 million from favorable disposal pricing.

Volume.

•	The volume change component in quarterly total solid waste revenue growth period-to-period is the result of $5.4 million from disposal volume increases (of which $3.0 million relates to landfills, $1.7 million relates to transfer stations and $0.7 million relates to transportation), $0.1 million from processing volume increases and $1.0 million from collection volume increases.

•	The volume change component in year-to-date total solid waste revenue growth period-to-period is the result of $10.9 million from disposal volume increases (of which $5.1 million relates to landfills, $3.8 million relates to transfer stations and $2.0 million relates to transportation), $0.9 million from processing volume increases and $1.5 million from collection volume increases.

Commodity price and volume.

•	The commodity price and volume change component in quarterly total solid waste revenue growth period-to-period is the result of $0.3 million from favorable pricing within power generation, partially offset by $0.1 million from decreased processing volumes.

•	The commodity price and volume change component in year-to-date total solid waste revenue growth period-to-period is the result of $0.8 million from favorable pricing within power generation, partially offset by $0.3 million from unfavorable processing pricing and $0.1 million from decreased power generation and processing volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly total solid waste revenue growth period-to-period is the result of $6.2 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, and our acquisition of three solid waste hauling companies in the three months ended October 31, 2013. Increased revenues were partially offset by $2.5 million in decreased revenues associated with the Maine Energy divestiture.

•	The acquisitions and divestitures change component in year-to-date total solid waste revenue growth period-to-period is the result of $12.3 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, and our acquisition of three solid waste hauling operations in the three months ended October 31, 2013. Increased revenues were partially offset by $5.4 million in decreased revenues associated with the Maine Energy divestiture.

Closed landfills.

•	The closed landfill change component in year-to-date total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the three months ended October 31, 2012 based on the attainment of its permitted capacity. The impact of the closure was limited as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June.

Organics revenues

•	The change component in quarterly organics revenue growth period-to-period is the result of $1.1 million from volume increases.

•	The change component in year-to-date organics revenue growth period-to-period is the result of $2.1 million from volume increases.

Customer solutions revenues

•	The change component in quarterly customer solutions revenue growth period-to-period is the result of $0.9 million from the acquisition of an industrial environmental service management business and $0.4 million from volume increases.

•	The change component in year-to-date customer solutions revenue growth period-to-period is primarily the result of $0.9 million from the acquisition of an industrial environmental service management business and $0.1 million from favorable pricing and volume increases.

Recycling revenues

•	The change component in quarterly recycling revenue growth period-to-period is primarily the result of $1.0 million from favorable pricing due to improved commodity prices in the marketplace and $0.7 million from volume increases.

•	The change component in year-to-date recycling revenue growth period-to-period is primarily the result of $1.9 million from volume increases, partially offset by $0.2 million from unfavorable pricing due largely to weakened commodity prices in the first quarter of fiscal year 2014.

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

Our cost of operations expense increased by $8.4 million, or 10.2%, and $15.5 million, or 9.5%, when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year. As a percentage of revenues, cost of operations was 68.4% and 70.3% for the three months ended October 31, 2013 and 2012 and 68.7% and 69.7% for six months ended October 31, 2013 and 2012, respectively.

The period-to-period changes in our cost of operations can be primarily attributed to the following:

•	Hauling costs increased $2.8 million and $5.0 million when comparing the three and six months ended October 31, 2013 to the comparable prior fiscal year periods due primarily to higher transportation costs associated with the following: increased solid waste volumes within disposal, and to a lesser extent collection, due to an increase in our customer base driven by organic business growth and the acquisition of BBI and other tuck-in acquisitions in the Western region; increased volumes to be disposed of within organics; the acquisition of an industrial environmental service management business; and operation of the Westbrook transfer station.

•	Third-party disposal costs increased $1.9 million and $3.4 million when comparing the three and six months ended October 31, 2013 to the comparable prior fiscal year periods due primarily to additional hauling volumes and an increase in state, local and other disposal fees associated with higher disposal volumes.

•	Direct operational costs increased $1.3 million and $3.0 million when comparing the three and six months ended October 31, 2013 to the comparable prior fiscal year periods due primarily to higher leachate treatment costs due to the timing of cell development at our landfills, higher equipment rental and lease costs associated with an increase in fleet and landfill equipment rentals, an increase in host and royalty fees and higher depletion of landfill operating lease obligations due to increased volumes at our landfills.

•	Labor and related benefit costs increased $0.7 million and $2.2 million when comparing the three and six months ended October 31, 2013 to the comparable prior fiscal year periods due to increased outside labor costs associated with processing higher commodity volumes in Recycling and the acquisition of BBI.

•	Vehicle maintenance costs increased $0.6 million and $1.1 million when comparing the three and six months ended October 31, 2013 to the comparable fiscal year periods due to increased fleet maintenance and costs associated with the integration of the BBI vehicle fleet.

•	Fuel costs increased $0.3 million and $0.7 million when comparing the three and six months ended October 31, 2013 to the comparable fiscal year periods due primarily to the acquisition of BBI.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense increased $2.5 million, or 18.0%, and $2.4 million, or 8.2%, when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year. As a percentage of revenues, general and administration expense was 12.5% and 11.9% for the three months ended October 31, 2013 and 2012 and 12.1% and 12.4% for the six months ended October 31, 2013 and 2012, respectively.

The period-to-period changes in our general and administration expense can largely be attributed to the following:

•	Labor and related benefit costs increased $1.6 million and $1.4 million when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year due primarily to an increase in estimated incentive compensation costs, and to a lesser extent, additional personnel costs associated with the BBI acquisition and recruitment and relocation.

•	Bad debt expense increased $0.4 million and $0.6 million when comparing the three and six months ended October 31, 2013 to the same periods in prior fiscal year due primarily to collectability issues associated with two disposal customers.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, amortization of landfill airspace assets under the units-of-consumption method, and amortization of intangible assets (other than goodwill) based on the economic benefit provided or the straight-line method over their estimated useful lives, typically no more than 10 years. We amortize landfill retirement assets through a charge to cost of operations using a straight-line rate per ton as landfill airspace is utilized. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price, landfill site and cell development costs. We amortize or depreciate all fixed and intangible assets, other than goodwill, to a zero net book value, and do not apply a salvage value to any fixed assets.

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

Our depreciation and amortization expense increased $1.2 million, or 8.3%, and $1.6 million, or 5.5%, when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year. As a percentage of revenues, depreciation and amortization expense was 11.9% and 12.4% for the three months ended October 31, 2013 and 2012 and 11.8% and 12.5% for the six months ended October 31, 2013 and 2012, respectively.

In the three and six months ended October 31, 2013, landfill amortization increased by $1.1 million and $1.7 million due to increased landfill volumes, and amortization expense increased $0.4 million and $0.7 million associated with an increase in our intangible assets due to acquisitions made in the three months ended October 31, 2013 and the acquisition of BBI in December of 2012. This was partially offset by $0.3 million and $0.8 million in decreased depreciation expense associated largely with the makeup of our asset group after the Maine Energy divestiture and the acquisition of BBI.

Environmental Remediation Charge

The $0.1 million environmental remediation charge recorded in the three months ended October 31, 2013 is associated with the remediation at our Southbridge, Massachusetts landfill (“SBL”) as discussed in Note 6 to our unaudited consolidated financial statements included under Part I, Item 1 and Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

Severance and Reorganization Costs

In the three and six months ended October 31, 2013, we recorded charges of $0.1 million and $0.2 million for severance costs associated with various planned reorganization efforts, including the divestiture of Maine Energy, which is discussed further in Note 11 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a severance and reorganization charge of $1.8 million in the three months ended October 31, 2012.

Expense from Divestiture, Acquisition and Financing Costs

The $0.6 million expense from divestiture, acquisition and financing costs is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the proposed refinancing of our senior second lien notes (“Second Lien Notes”) and $0.3 million of legal costs associated with the Maine Energy divestiture transaction.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $1.9 million and $4.3 million when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year. As a percentage of revenues, interest expense, net was 7.3% and 9.8% for the three months ended October 31, 2013 and 2012 and 7.2% and 9.8% for the six months ended October 31, 2013 and 2012, respectively.

The decrease in interest expense, net during the three and six months ended October 31, 2013 can largely be attributed to lower interest rates associated with the redemption in October and November of 2012 of $180.0 million in aggregate principal balance of then outstanding 11.0% Second Lien Notes.

(Income) Loss from Equity Method Investments

Our return from equity method investments increased $0.2 million and $1.1 million when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year. Our equity method investments consist of the following investments:

GreenFiber. We account for our 50% membership interest in GreenFiber, a cellulose insulation and manufacturing business, using the equity method of accounting. GreenFiber reported (income) losses for the three months ended October 31, 2013 and 2012, of which our 50% share was ($0.1) million and $0.1 million, and for the six months ended October 31, 2013 and 2012, of which our 50% share was $0.9 million and $1.9 million, respectively. The operational performance of GreenFiber improved when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year largely due to improved sales associated with a recovering housing market.

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

Additionally, as of October 31, 2013, we and LP are each committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We have agreed to provide an equity contribution of our pro-rata share of funds, based on ownership percentage, sufficient to cure such shortfall.

Tompkins County We account for our 50% membership interest in Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) that processes and sells commodities delivered to the MRF, using the equity method of accounting. Our portion of the reported income from Tompkins for the three and six months ended October 31, 2013 and 2012 was immaterial.

Loss (Gain) on Derivative Instruments

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

During the three months ended October 31, 2012, we dedesignated both of these $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the three months ended October 31, 2012 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as (gain) or loss on derivative instruments.

Loss on Debt Extinguishment

In the three months ended October 31, 2012, we recorded a charge of $9.7 million as a loss on debt extinguishment related to the refinancing of our $180.0 million 11% Second Lien Notes. The loss on debt extinguishment consisted of a $1.7 million non-cash write off of deferred financing costs, a $1.3 million non-cash write off of the unamortized original issue discount and a $6.7 million loss associated with the tender premium and other tender fees associated with the portion of the Second Lien Notes extinguished.

Provision for Income Taxes

Our provision for income taxes decreased $0.1 million and $0.5 million when comparing the three and six months ended October 31, 2013 to the comparable prior fiscal year periods. The provision for income taxes for the three and six months ended October 31, 2013 includes a $0.1 million deferred tax benefit due to a reduction of the valuation allowance. The valuation allowance decreased based upon the recognition of additional reversing temporary differences related to the $0.1 million deferred tax liability recorded through goodwill related to the December 5, 2012 BBI acquisition. The $0.1 million deferred tax liability related to the BBI acquisition was based on the finalization of the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax basis. The remaining portion of the $0.7 million provision for income taxes for the six months ending October 31, 2013 and the $1.1 million provision for income taxes for the six months ending October 31, 2012 include $0.6 million and $0.9 million deferred tax provisions, respectively, due mainly to the increase in the deferred tax liability for indefinite lived assets and $0.1 million and $0.2 million current tax provisions, respectively. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

(Loss) Income from Discontinued Operations

Discontinued operations in three and six months ended October 31, 2013 and 2012 represents the results of operations related to the disposition and shutdown of Bio Fuels. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy, pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement.

The operating results of Bio Fuels have been included in discontinued operations in the accompanying unaudited consolidated financial statements.

Loss on Sale of Discontinued Operations

We recognized a $0.4 million loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the Bio Fuels disposition.

Segment Reporting (dollars in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended October 31,
Segment	2013	2012	2013	2012
Eastern	$40.3	$33.0	$2.2	$(1.0)
Western	58.2	54.4	7.2	6.8
Recycling	11.5	9.8	(0.1)	(0.5)
Other	22.3	19.6	0.2	(0.9)

Total	$132.3	$116.8	$9.5	$4.4

	Revenues		Operating Income (Loss)
	Six Months Ended October 31,
Segment	2013	2012	2013	2012
Eastern	$78.9	$66.9	$3.8	$(1.6)
Western	115.6	106.9	14.1	13.0
Recycling	22.7	21.0	(0.2)	(0.5)
Other	43.7	39.7	1.5	(0.7)

Total	$260.9	$234.5	$19.2	$10.2

Eastern Region

Our Eastern region revenues increased $7.3 million, or 22.1%, and $12.0 million, or 17.9%, for the three and six months ended October 31, 2013 when compared to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months October 31, 2013 vs. 2012		Period-to-Period Change for the Six Months Ended October 31, 2013 vs. 2012
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$0.1	0.3%	$0.2	0.3%
Volume	4.1	12.4%	6.6	9.9%
Fuel and oil recovery fee	—	0.0%	(0.1)	(0.1)%
Commodity price & volume	0.1	0.3%	0.1	0.1%
Acquisitions & divestitures	3.0	9.1%	5.7	8.5%
Closed landfills	—	0.0%	(0.5)	(0.8)%

Total solid waste	$7.3	22.1%	$12.0	17.9%

Price.

•	The price change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $0.1 million from favorable collection pricing.

•	The price change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $0.4 million from favorable collection pricing, partially offset by $0.2 million from unfavorable disposal pricing.

Volume.

•	The volume change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $3.1 million from disposal volume increases (which was driven by a $3.1 million increase in landfill volumes, a $1.2 million increase in transfer station volumes and a $1.2 million decrease in volumes related to the divestiture of Maine Energy) and $1.0 million from collection volume increases.

•	The volume change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $5.0 million from disposal volume increases (which was driven by a $4.7 million increase in landfill volumes, a $2.8 million increase in transfer station volumes and a $2.5 million decrease in volumes related to the divestiture of Maine Energy) and $1.6 million from collection volume increases.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $5.5 million in increased collection, disposal and processing revenues primarily from the acquisition of BBI, partially offset by $2.5 million in decreased revenues associated with the divestiture of Maine Energy.

•	The acquisitions and divestitures change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $11.0 million in increased collection, disposal and processing revenues primarily from the acquisition of BBI, partially offset by $5.3 million in decreased revenues associated with the divestiture of Maine Energy.

Closed Landfills.

•	The closed landfill change component in year-to-date total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the three months ended October 31, 2013 based on the attainment of its permitted capacity. The impact of the closure was limited as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing tons at this landfill in the end of June 2013.

Eastern region operating income for the three and six months ended October 31, 2013 increased $3.2 million and $5.4 million when compared to the same periods in the prior fiscal year. The changes to operating income in the three and six months ended October 31, 2013 are largely attributable to the following:

•	Increased revenues due largely to the acquisition of BBI and higher landfill, transfer station and collection volumes. See more detailed discussion above.

•	A $1.4 million increase in third-party disposal costs for the three months ended October 31, 2013 and a $2.1 million increase in third-party disposal costs for the six months ended October 31, 2013 due primarily to additional volumes from the acquisition of BBI.

•	A $0.6 million increase in hauling and transportation costs in the three months ended October 31, 2013 and a $1.4 million increase in hauling and transportation costs in the six months ended October 31, 2013 associated with higher solid waste volumes within collection and disposal due to the acquisition of BBI and operation of the Westbrook transfer station, partially offset by a reduction of transportation costs associated with the divestiture of Maine Energy.

•	Increased direct operational costs including labor, fuel, equipment rentals and leases and fleet maintenance and repair associated with the BBI acquisition.

•	Increased landfill amortization costs due to higher landfill volumes.

•	Facility costs and depreciation expense savings associated with the divestiture of Maine Energy.

•	A reduction in severance costs associated primarily with realignment and streamlining of functions to improve our cost structure in August 2012.

Western Region

Our Western region revenues increased $3.8 million, or 7.0%, $8.7 million, or 8.1%, for the three and six months ended October 31, 2013 when compared to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months October 31, 2013 vs. 2012		Period-to-Period Change for the Six Months Ended October 31, 2013 vs. 2012
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$1.0	1.8%	$1.4	1.3%
Volume	2.1	3.9%	5.9	5.5%
Fuel oil and recovery fee	(0.1)	(0.2)%	(0.1)	(0.1)%
Commodity price & volume	0.1	0.2%	0.3	0.3%
Acquisitions & divestitures	0.7	1.3%	1.2	1.1%

Total solid waste	$3.8	7.0%	$8.7	8.1%

Price.

•	The price change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.8 million from favorable collection pricing and $0.2 million from favorable disposal pricing.

•	The price change component in Western region year-to-date solid waste revenue growth period-to-period is the result of $1.2 million from favorable collection pricing and $0.2 million from favorable disposal pricing.

Volume.

•	The volume change component in Western region quarterly solid waste revenue growth period-to-period is the result of $1.9 million from disposal volume increases (which was driven by a $1.0 million increase in landfill volumes and a $0.9 million increase in combined transportation and transfer station volumes) and $0.1 million each from processing of solid waste volume increases and collection volume increases.

•	The volume change component in Western region year-to-date solid waste revenue growth period-to-period is the result of $5.1 million from disposal volume increases (which was driven by a $2.9 million increase in landfill volumes and a $2.2 million increase in combined transportation and transfer station volumes) and $0.9 million from processing of solid waste volume increases, partially offset by $0.1 million from collection volume decreases.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Western region quarterly and year-to-date solid waste revenue growth period-to-period is the result of $0.7 and $1.2 million in increased collection revenues from the acquisition of various tuck-in collection operations.

Western region operating income for the three and six months ended October 31, 2013 increased $0.4 million and $1.1 million when compared to the same periods in the prior fiscal year. The changes to operating income in the three and six months ended October 31, 2013 are largely attributable to the following:

•	Increased revenues due largely to higher landfill, transportation, transfer station and processing of solid waste volumes and the acquisition of various tuck-in collection operations. See more detailed discussion above.

•	A $0.8 million increase in direct operational costs for the three months ended October 31, 2013 and a $2.4 million increase in direct operational costs for the six months ended October 31, 2013 including leachate treatment, equipment rentals and leases, depletion of landfill operating lease obligations, and host community fees.

•	A $0.4 million increase in direct labor costs for the three months ended October 31, 2013 and a $1.3 million increase in direct labor and related benefit costs for the six months ended October 31, 2013 due to higher benefit costs, changes in organizational and management structure and acquisition activity.

•	A $0.5 million increase in hauling and transportation costs for the three months ended October 31, 2013 and a $1.2 million increase in hauling and transportation costs for the six months ended October 31, 2013 due largely to higher volumes associated with various new contracts, event work and tuck-in acquisitions.

•	A $0.5 million increase in third-party disposal costs for the three months ended October 31, 2013 and a $0.9 million increase in third-party disposal costs for the six months ended October 31, 2013 associated with an increase in state, local and other disposal fees associated with higher disposal volumes.

•	A $1.3 million increase general and administration costs for the three months ended October 31, 2013 and a $1.5 million increase in general and administration costs for the six months ended October 31, 2013 due primarily to an increase in estimated incentive compensation costs, an increase in personnel costs and an increase in bad debt expense due primarily to the collectability issues associated with two disposal customers.

•	A $0.6 million increase in depreciation and amortization costs for the three months ended October 31, 2013 and a $1.4 million increase in depreciation and amortization costs for the six months ended October 31, 2013 associated largely with increased landfill amortization expense due to higher landfill volumes.

•	A reduction in severance costs associated primarily with realignment and streamlining of functions to improve our cost structure in August 2012.

Recycling

Recycling revenues increased $1.7 million when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year driven by higher commodity volumes in both the first quarter of fiscal year 2014 and the three months ended October 31, 2013 and favorable pricing due to improved commodity prices in the marketplace in the three months ended October 31, 2013.

Operating loss for the three and six months ended October 31, 2013 decreased by $0.4 million and $0.3 million when compared to the same periods in the prior fiscal year. Increased recycling revenues more than offset increased operational costs related to third-party purchased materials in the three months ended October 31, 2013 and outside labor, maintenance and third-party purchased materials in the three and six months ended October 31, 2013.

Other

Other revenues increased $2.7 million and $4.0 million when comparing the three and six months ended October 31, 2013 to the same periods in the prior fiscal year driven by commodity volume increases from organics, the acquisition of an industrial environmental service management business and volume increases from Customer Solutions.

Other operating income for the three and six months ended October 31, 2013 increased by $1.1 million and $2.2 million when compared to the same periods in the prior fiscal year as increased revenues, combined with cost savings associated with a change in our organizational and management structure and the head count reduction that took place as a part of the reorganization in the three months ended October 31, 2012, more than offset increased hauling and transportation costs associated with organics and transportation.

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

We entered into a third amendment under our Senior Credit Facility on June 25, 2013. This amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and reducing our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed fiscal year capital expenditures. As of October 31, 2013, these covenants restrict fiscal year capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

As of October 31, 2013, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended October 31, 2013	Covenant Requirements at October 31, 2013
Interest coverage	2.86	2.25 Min.
Total funded debt / Bank-defined cash flow metric (1)	5.06	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.85	2.50 Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date of October 31, 2013. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended October 31, 2013
Net cash provided by operating activities	$49.2

Changes in assets and liabilities, net of effects of acquisitions and divestitures	9.4
Gain on sale of property and equipment	0.6
Stock based compensation and related severance expense, net of excess tax benefit	(2.5)
Loss on debt extinguishment	(5.9)
Loss on derivative instruments	(0.6)
Interest expense less discount on second lien notes and senior subordinated notes	37.1
Benefit for income taxes, net of deferred taxes	1.0
EBITDA adjustment as allowed by senior credit facility agreement	1.3
Other adjustments as allowed by senior credit facility agreement	11.5

Bank - defined cash flow metric	$101.1

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2013, we were in compliance with all covenants under the indenture governing the Senior Credit Facility. We do not believe that these restrictions limit our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

As of October 31, 2013, further advances were available under the 2011 Revolver in the amount of $58.1 million. The available amount is net of outstanding irrevocable letters of credit totaling $34.7 million as of October 31, 2013, at which date no amount had been drawn.

2019 Notes. As of October 31, 2013, we had outstanding $325.0 million aggregate principal amount of 2019 Notes due February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2013, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may limit our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Maine Bonds. As of October 31, 2013, we had outstanding $21.4 million aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of October 31, 2013, we had outstanding $3.6 million aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

Vermont Bonds. As of October 31, 2013, we had outstanding $16.0 million aggregate principal amount of the Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of October 31, 2013, we had outstanding $5.5 million aggregate principal amount of the Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”). The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the six months ended October 31, 2013 and 2012, respectively (in millions):

	Six Months Ended October 31,
	2013	2012
Net cash provided by operating activities	$28.1	$22.8
Net cash used in investing activities	$(34.9)	$(42.4)
Net cash provided by financing activities	$10.2	$18.0
Net cash used in discontinued operations	$(0.2)	$(1.0)

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $5.3 million when comparing the six months ended October 31, 2013 to the same period in the prior fiscal year. The most significant items affecting the change in our operating cash flows for the six months ended October 31, 2013 when compared to the same period in the prior fiscal year are summarized below:

	Six Months Ended October 31,
	2013	2012
Net loss	$(0.7)	$(29.5)
Adjustments to reconcile net loss to net cash provided by operating activities
Discontinued operations, net of tax	0.1	0.5
Gain on sale of property and equipment	(0.4)	(0.2)
Depreciation and amortization	30.8	29.3
Depletion of landfill operating lease obligations	5.5	4.9
Interest accretion on landfill and environmental remediation liabilities	2.1	1.8
Amortization of discount on second lien notes and senior subordinated notes	0.1	0.5
Loss from equity method investments	0.9	1.9
(Gain) loss on derivative instruments	—	3.9
Loss on debt extinguishment	—	9.7
Stock-based compensation	1.2	1.3
Excess tax benefit on the vesting of share based awards	—	(0.2)
Deferred income taxes	0.5	0.9

Adjusted net loss before changes in assets and liabilities, net	40.1	24.8
Changes in assets and liabilities, net	(12.0)	(2.0)

Net cash provided by operating activities	$28.1	$22.8

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted $12.0 million in the six months ended October 31, 2013 by changes in our assets and liabilities. This was due to unfavorable impacts related to accounts receivable, which were affected by both revenue changes and timing of payments received, accounts payable, which were affected by both cost changes and timing of payments, prepaid expenses, inventories and other assets, which were affected primarily by the timing of payments and expense recognition and accrued expenses and other liabilities, which were affected primarily by cost changes, such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the six months ended October 31, 2012, when our cash flow from operations was unfavorably impacted $2.0 million by changes in our assets and liabilities. This decline of $10.0 million is due to the unfavorable $7.0 million impact associated with the change in accounts payable, the unfavorable $2.8 million impact associated with the change in prepaid expenses, inventories and other assets, the unfavorable $2.3 million impact associated with the change in accounts receivable, partially offset by the favorable $2.1 million impact associated with the change in accrued expenses and other liabilities.

•	Cash interest payments. Cash interest payments decreased $4.7 million for the six months ended October 31, 2013 due primarily to lower interest rates associated with the redemption in October and November of 2012 of $180.0 million in aggregate principal balance of outstanding 11.0% Second Lien Notes.

Net cash used in investing activities. Cash flows used in investing activities decreased by $7.5 million when comparing the six months ended October 31, 2013 to the same period in the prior fiscal year. The most significant items affecting the change in our investing cash flows for the six months ended October 31, 2013 when compared to the same period in the prior fiscal year are summarized below:

•	Acquisitions, net of cash acquired. Cash outflows associated with acquisitions decreased $1.8 million due to the respective acquisition activity period-over-period.

•	Capital expenditures. Lower capital expenditures of $6.0 million in the six months ended October 31, 2013 related primarily to the timing of projects, including the development and construction of a water and leachate treatment facility in the six months ended October 31, 2012 associated with a joint venture that we consolidate due to our controlling financial interest, and a decrease in spending related to the divestiture of Maine Energy.

•	Investments in unconsolidated entities. During the six months ended October 31, 2013, we made investments in unconsolidated entities totaling $2.1 million compared to $1.0 million in the six months ended October 31, 2012.

•	Divestiture capital expenditures. During the six months ended October 31, 2012, we had $0.6 million in capital expenditures associated with the then ongoing Maine Energy divestiture.

Net cash provided by financing activities. Cash flows provided by financing activities decreased $7.8 million when comparing the six months ended October 31, 2013 to the same period in the prior fiscal year. The most significant items affecting the change in our financing cash flows for the six months ended October 31, 2013 when compared to the same period in the prior fiscal year are summarized below:

•	Stock issuance. We sold 11.5 million shares of Class A common stock in the six months ended October 31, 2012 and received net proceeds from the registered public offering of $42.1 million, after deducting underwriting discounts, commissions and offering expenses.

•	Restricted cash. Net proceeds from the offering of additional 2019 Notes in the six months ended October 31, 2012 totaling $23.6 million were included in restricted cash and reserved to refinance the remaining Second Lien Notes.

•	Tender premium and costs. A tender premium and tender costs of $6.7 million were paid as a part of the redemption of the Second Lien Notes in the six months ended October 31, 2012.

•	Payment of financing costs. We made lower payments of financing costs of $3.9 million associated primarily with the offering of the $125.0 million in additional 2019 Notes in the six months ended October 31, 2012.

•	Debt activity. We had a reduction in both debt payments, by $154.4 million, associated primarily with the $107.3 million aggregate principal amount partial redemption of the Second Lien Notes in the six months ended October 31, 2012, and debt borrowings, by $153.0 million, associated primarily with the offering of $125.0 million in additional 2019 Notes in the six months ended October 31, 2012, resulting in a $1.4 million increase in cash flows related to debt activity.

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

During the three months ended October 31, 2012, we dedesignated both of these $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the three months ended October 31, 2012 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as a gain or loss on derivative instruments.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of October 31, 2013, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Seasonality and Severe Weather

Our transfer and disposal revenues historically have been higher in the late spring, summer and early fall months. This seasonality reflects lower volumes of waste in the late fall, winter and early spring months because:

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2 and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2 and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of October 31, 2013, that dollar amount was $49.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We had interest rate risk relating to approximately $143.8 million of long-term debt at October 31, 2013. The weighted average interest rate on the variable rate portion of long-term debt was approximately 3.9% at October 31, 2013. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by $0.4 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements, which we initially entered into to hedge the interest rate risk associated with a forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. In the three months ended October 31, 2012, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the three months ended October 31, 2012 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as a gain or loss on derivative instruments.

Commodity price risk

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of October 31, 2013, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on August 1, 2013, the impact on our operating income in the three months ended October 31, 2013 is estimated by management to have been up to $0.4 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated range of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the three months ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Potsdam Environmental Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies will be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2015.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% upon implementation of a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of October 31, 2013 and April 30, 2013, we have recorded liabilities of $5.4 million and $5.3 million, respectively, including the recognition of thirty four thousand dollars of accretion expense in the three months ended October 31, 2013 and 2012 and sixty nine thousand dollars of accretion expense in the six months ended October 31, 2013 and 2012.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and expect the remainder of the warrants to be issued in fiscal year 2014. We have not assumed that any proceeds from the sale of securities received in payment of these claims will reduce our exposure.

Southbridge Landfill Environmental Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our SBL. The materials stockpiled consisted of soil removed and relocated to create space for the construction of additional landfill airspace at the SBL. The earth had been relocated and stored during the fall, winter and spring construction season of fiscal year 2013.

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, we notified the Massachusetts Department of Environmental Protection (“MADEP”), and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued an “Administrative Unilateral Order” (“AUO”) to us, which ordered that we provide MADEP with a plan to clean the wetlands of any materials deposited therein as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to proceed with the execution of the Plan. We are currently engaged, under the supervision of MADEP, in the execution of the Plan.

It is anticipated that execution of the Plan will involve remediation costs in the range of $0.5 million to $1.0 million. Such charges could be higher if costs exceed estimates. We have provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan, and that we expect our contractors and technical advisors to assist in the execution of the Plan, to share in the remediation costs thereof as responsible parties, and to provide notice to their insurers. We believe that a loss in the range of $0.1 million to $0.4 million, after considering amounts to be reimbursed, is probable and have therefore recorded a charge of $0.1 million in the three months ended October 31, 2013 as an environmental remediation charge.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K for the year ended April 30, 2013, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of October 31, 2013, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2013. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 6, 2013	By:	/s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: December 6, 2013	By:	/s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2013 and April 30, 2013, (ii) Consolidated Statements of Operations for the three and six months ended October 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended October 31, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for the six months ended October 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended October 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

+	Filed Herewith
++	Furnished Herewith