Form 10-Q
period 2014-01-31
CASELLA WASTE SYSTEMS INC
filed 2014-03-06
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 14, 2014:

Class A common stock, $0.01 par value per share:	39,049,818
Class B common stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2014	April 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,712	$1,755
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,437 and $1,332	50,330	48,689
Refundable income taxes	608	128
Prepaid expenses	8,149	5,711
Inventory	4,396	3,494
Deferred income taxes	3,149	3,730
Other current assets	1,844	901
Current assets of discontinued operations	353	61

Total current assets	71,617	64,545

Property, plant and equipment, net of accumulated depreciation and amortization of $684,168 and $645,567	420,769	422,502
Goodwill	119,064	115,928
Intangible assets, net	14,172	11,674
Restricted assets	675	545
Notes receivable - related party	—	147
Investments in unconsolidated entities	16,752	20,252
Other non-current assets	24,830	27,526
Non-current assets of discontinued operations	1,563	—

Total assets	$669,442	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	January 31, 2014	April 30, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$434	$857
Current maturities of financing lease obligations	380	361
Accounts payable	41,999	51,974
Accrued payroll and related expenses	4,321	3,983
Accrued interest	12,943	6,074
Current accrued capping, closure and post-closure costs	5,714	3,835
Other accrued liabilities	19,865	21,014

Total current liabilities	85,656	88,098

Long-term debt and capital leases, less current maturities	509,759	493,531
Financing lease obligations, less current maturities	1,169	1,456
Accrued capping, closure and post-closure costs, less current portion	41,220	39,335
Deferred income taxes	7,108	6,798
Other long-term liabilities	18,117	18,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,049,000 and 38,662,000 shares issued and outstanding as of January 31, 2014 and April 30, 2013, respectively	390	387
Class B convertible common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of January 31, 2014 and April 30, 2013, respectively	10	10
Additional paid-in capital	337,946	335,857
Accumulated deficit	(335,658)	(324,377)
Accumulated other comprehensive income (loss)	38	(592)

Total Casella Waste Systems, Inc. stockholders’ equity	2,726	11,285
Noncontrolling interests	3,687	4,166

Total stockholders’ equity	6,413	15,451

Total liabilities and stockholders’ equity	$669,442	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Revenues	$117,852	$112,167	$378,706	$346,641

Operating expenses:
Cost of operations	87,602	81,436	266,565	244,867
General and administration	15,361	14,328	46,864	43,401
Depreciation and amortization	14,396	13,964	45,261	43,244
Development project charge	1,440	—	1,440	—
Environmental remediation charge	250	—	400	—
Expense from divestiture, acquisition and financing costs	101	372	126	1,003
Severance and reorganization costs	—	1,636	161	3,463
Loss on divestiture	—	353	—	353

	119,150	112,089	360,817	336,331

Operating (loss) income	(1,298)	78	17,889	10,310

Other expense (income):
Interest income	(109)	(50)	(222)	(68)
Interest expense	9,568	9,209	28,562	32,415
Loss from equity method investments	112	1,436	998	3,311
Gain on sale of equity method investment	(593)	—	(593)	—
Loss (gain) on derivative instruments	233	(24)	208	3,871
Loss on debt extinguishment	—	5,914	—	15,584
Other income	(132)	(298)	(662)	(737)

Other expense, net	9,079	16,187	28,291	54,376

Loss from continuing operations before income taxes and discontinued operations	(10,377)	(16,109)	(10,402)	(44,066)
Provision (benefit) for income taxes	656	(4,963)	1,275	(3,899)

Loss from continuing operations before discontinued operations	(11,033)	(11,146)	(11,677)	(40,167)

Discontinued operations:
(Loss) income from discontinued operations (net of income tax provision of $0, $0, $0 and $0)	—	(328)	284	(779)
Loss on disposal of discontinued operations (net of income tax provision of $0, $0, $0 and $0)	—	—	(378)	—

Net loss	(11,033)	(11,474)	(11,771)	(40,946)

Less: Net loss attributable to noncontrolling interests	(283)	(67)	(490)	(199)

Net loss attributable to common stockholders	$(10,750)	$(11,407)	$(11,281)	$(40,747)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Amounts attributable to common stockholders:
Loss from continuing operations before discontinued operations	$(10,750)	$(11,079)	$(11,187)	$(39,968)
(Loss) income from discontinued operations, net of tax	—	(328)	284	(779)
Loss on disposal of discontinued operations, net of tax	—	—	(378)	—

Net loss	$(10,750)	$(11,407)	$(11,281)	$(40,747)

Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.27)	$(0.28)	$(0.28)	$(1.23)
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.01	(0.03)
Loss on disposal of discontinued operations, net of tax	—	—	(0.01)	—

Net loss per common share	$(0.27)	$(0.29)	$(0.28)	$(1.26)

Weighted average common shares outstanding	39,882	39,230	39,789	32,365

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Net loss	$(11,033)	$(11,474)	$(11,771)	$(40,946)
Other comprehensive income (loss), net of taxes:
Unrealized income (loss) resulting from changes in fair value of derivative instruments	533	(11)	(35)	(2,810)
Realized loss on derivative instruments reclassified into earnings	310	149	655	4,139
Unrealized (loss) gain resulting from changes in fair value of marketable securities	(8)	(11)	10	4

Other comprehensive income	835	127	630	1,333

Comprehensive loss	(10,198)	(11,347)	(11,141)	(39,613)

Less: Comprehensive loss attributable to noncontrolling interests	(283)	(67)	(490)	(199)

Comprehensive loss attributable to common stockholders	$(9,915)	$(11,280)	$(10,651)	$(39,414)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Equity
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
	Total	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interests
Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166
Net loss	(11,771)	—	—	—	—	—	(11,281)	—	(490)
Other comprehensive income	630	—	—	—	—	—	—	630	—
Issuances of Class A common stock	241	387	3	—	—	238	—	—	—
Stock-based compensation and related severance expense	1,851	—	—	—	—	1,851	—	—	—
Contributions from noncontrolling interest holders	11	—	—	—	—	—	—	—	11

Balance, January 31, 2014	$6,413	39,049	$390	988	$10	$337,946	$(335,658)	$38	$3,687

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(11,771)	$(40,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(284)	779
Loss on disposal of discontinued operations, net of tax	378	—
Gain on sale of property and equipment	(608)	(408)
Depreciation and amortization	45,261	43,244
Depletion of landfill operating lease obligations	7,710	7,358
Interest accretion on landfill and environmental remediation liabilities	3,084	2,756
Loss on divestiture	—	353
Development project charge	1,440	—
Amortization of discount on second lien notes and senior subordinated notes	180	568
Loss from equity method investments	998	3,311
Gain on sale of equity method investment	(593)	—
Loss on derivative instruments	208	3,871
Loss on debt extinguishment	—	15,584
Stock-based compensation and related severance expense	1,851	1,840
Excess tax benefit on the vesting of share based awards	—	(98)
Deferred income taxes	1,088	(4,057)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,135)	(1,544)
Accounts payable	(9,975)	(110)
Prepaid expenses, inventories and other assets	(2,730)	(645)
Accrued expenses and other liabilities	2,576	(685)

Net cash provided by operating activities	37,678	31,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(8,519)	(25,106)
Additions to property, plant and equipment - acquisition	(2,440)	(528)
- growth	(4,309)	(10,356)
- maintenance	(29,922)	(32,432)
Payments on landfill operating lease contracts	(6,052)	(5,726)
Payment for capital related to divestiture	—	(618)
Investments in unconsolidated entities	(2,107)	(1,000)
Proceeds from sale of equity method investment	2,845	—
Proceeds from sale of property and equipment	1,248	781

Net cash used in investing activities	(49,256)	(74,985)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	120,890	334,497
Principal payments on long-term debt	(107,834)	(320,483)
Payment of tender premium and costs on second lien notes	—	(10,743)
Payments of financing costs	(404)	(4,572)
Net proceeds from the sale of Class A common stock	—	42,184
Excess tax benefit on the vesting of share based awards	—	98
Contributions from noncontrolling interest holders	—	1,195

Net cash provided by financing activities	12,652	42,176

Discontinued Operations:
Net cash used in operating activities	(201)	(645)
Net cash provided by (used in) investing activities	84	(1,139)

Net cash used in discontinued operations	(117)	(1,784)

Net increase (decrease) in cash and cash equivalents	957	(3,422)
Cash and cash equivalents, beginning of period	1,755	4,534

Cash and cash equivalents, end of period	$2,712	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,506	$26,390
Income taxes, net of refunds	$649	$97

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Summary of entities acquired in purchase business combinations:
Fair value of net assets acquired	$9,996	$27,936
Common stock issued	—	2,650
Other non-cash consideration	483	—
Cash paid, net of cash acquired	8,490	25,106

Holdbacks to sellers and contingent consideration	$1,023	$180

Property, plant and equipment acquired through lease obligations	$2,301	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

The consolidated financial statements as of January 31, 2014 and for the three and nine months ended January 31, 2014 and 2013 are unaudited. The accompanying unaudited consolidated financial statements, which include the accounts of the Parent, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on June 27, 2013.

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

Adoption of New Accounting Pronouncements

Comprehensive Income

In February 2013, the FASB issued an accounting standards update for the reporting of reclassifications out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) or in the notes to consolidated financial statements if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss). For other amounts not required under GAAP to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods within those years, beginning after December 15, 2012. We adopted this guidance effective May 1, 2013 and it has not had, and we believe it will not have, a material impact on our consolidated financial statements. See Note 7 for presentation of the information required by this accounting standards update.

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

During the nine months ended January 31, 2014, we acquired three solid waste hauling operations in the Western region for total consideration of $2,541 as of the acquisition dates, including $2,026 in cash, $36 of advanced customer billings and $479 in holdbacks to the sellers, and a solid waste hauling operation and a transfer station in the Eastern region for total consideration of $4,298 as of the acquisition dates, including $4,089 in cash and $209 associated with the forgiveness of trade receivables and advanced customer billings. We also acquired an industrial environmental service management business in the Other segment for total consideration of $2,494 as of the acquisition date, including $1,320 in cash, $330 in holdbacks to the seller and $844 in consideration, not to exceed $1,000, contingent upon the realization of a measure of operating income associated with certain prospective customer contracts within twelve months of closing. In addition, we acquired the remaining 50% membership interest of Tompkins County Recycling LLC (“Tompkins”) in the Recycling segment, which we had previously accounted for as an equity method investment, for total cash consideration of $425. See Note 15 for further disclosure regarding this transaction.

During the nine months ended January 31, 2013, we acquired four solid waste hauling operations in the Western region for total consideration of $5,384 as of the acquisition dates, including $4,854 in cash and $530 in holdbacks to the sellers, and all of the outstanding capital stock of Bestway Disposal Services and BBI Waste Services (“BBI”) in the Eastern region for total consideration, subject to certain closing adjustments based on the terms of the agreement, of $22,650 as of the acquisition date, including $20,000 in cash and 625 shares of our Class A common stock, valued at an aggregate of $2,650. We recorded an additional $5,242 to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes, see Note 10 for further disclosure. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the acquisition of BBI, are expected to be deductible for tax purposes.

The purchase price allocated to net assets acquired and the residual amount allocated to goodwill during the nine months ended January 31, 2014 and 2013 are as follows:

	Nine Months Ended January 31,
	2014	2013
Equipment	$2,013	$9,403
Goodwill	3,108	14,575
Intangible assets	4,302	9,601
Current assets	814	1,475
Current liabilities	(241)	(7,118)

Total	$9,996	$27,936

The following unaudited pro forma combined financial information shows the results of our operations for the three and nine months ended January 31, 2014 and 2013 as though each of the acquisitions made in the nine months ended January 31, 2014 and the twelve months ended April 30, 2013 had occurred as of May 1, 2012.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenue	$118,210	$116,385	$382,786	$366,889
Operating (loss) income	$(1,215)	$584	$18,671	$12,227
Net loss attributable to common stockholders	$(10,721)	$(11,274)	$(10,965)	$(40,537)
Basic and diluted loss per common share attributable to common stockholders	$(0.27)	$(0.29)	$(0.28)	$(1.25)

Basic and diluted weighted average shares outstanding	39,882	39,230	39,789	32,365

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

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2013 through January 31, 2014:

	April 30, 2013	Acquisitions	January 31, 2014
Eastern region (1)	$16,858	$558	$17,416
Western region	86,880	786	87,666
Recycling	12,190	63	12,253
Other	—	1,729	1,729

Total	$115,928	$3,136	$119,064

(1)	Included in Eastern region acquisitions activity is a $33 adjustment related to the December 5, 2012 BBI acquisition due to a finalization of the deferred tax liability for BBI at acquisition.

Intangible assets as of January 31, 2014 and April 30, 2013 consist of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, January 31, 2014
Intangible assets	$17,245	$15,760	$33,005
Less accumulated amortization	(15,224)	(3,609)	(18,833)

	$2,021	$12,151	$14,172

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,800)	(2,229)	(17,029)

	$2,243	$9,431	$11,674

Intangible amortization expense for the three and nine months ended January 31, 2014 and 2013 was $695, $353, $1,804 and $751, respectively. The intangible amortization expense estimated for the five fiscal years following fiscal year 2013 and thereafter is as follows:

2014	2015	2016	2017	2018	Thereafter
$750	$2,927	$2,314	$1,874	$1,652	$4,655

4.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for closure and post-closure of our landfills. We estimate our future capping, closure and post-closure costs in order to determine the capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued capping, closure and post-closure liabilities for the nine months ended January 31, 2014 and 2013 are as follows:

	Nine Months Ended January 31,
	2014	2013
Beginning balance	$43,170	$39,629
Obligations incurred	2,935	2,606
Accretion expense	2,981	2,653
Payments	(2,152)	(2,304)

Ending balance	$46,934	$42,584

5.	LONG-TERM DEBT

Amendment of Senior Credit Facility

On June 25, 2013, we entered into a third amendment under our revolving credit and letter of credit facility due March 18, 2016 (“Senior Credit Facility”). This amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and reducing our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed fiscal year capital expenditures. As of January 31, 2014, these covenants restrict fiscal year capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, and set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50. In addition to the financial covenants described above, the Senior Credit Facility also contains a number of negative covenants, which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2014, we were in compliance with all covenants under the indenture governing our Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may limit our ability to increase our investments in non-wholly owned entities (including the joint ventures to which we are already party).

Loss on Debt Extinguishment

In the three months ended January 31, 2013, we recorded a charge of $5,914 as a loss on debt extinguishment related to the refinancing of our remaining $180,000 11% senior second lien notes due 2014 (“Second Lien Notes”). The loss on debt extinguishment consisted of a $1,100 non-cash write off of deferred financing costs, a $816 non-cash write off of the unamortized original issue discount and a $3,998 charge associated with the early tender premium and other fees associated with the redemption of the remaining Second Lien Notes.

In the nine months ended January 31, 2013, we recorded a charge of $15,584 as a loss on debt extinguishment related to the full refinancing of our Second Lien Notes. The loss on debt extinguishment consisted of a $2,767 non-cash write off of deferred financing costs, a $2,074 non-cash write off of the unamortized original issue discount and a $10,743 charge associated with the early tender premium and tender fees associated with the redemption of the Second Lien Notes.

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

Environmental Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our potential or outstanding material claims.

Potsdam Environmental Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2015.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% of such costs pursuant to a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of January 31, 2014 and April 30, 2013, we have recorded liabilities of $5,406 and $5,297, respectively, including the recognition of $34 of accretion expense in the three months ended January 31, 2014 and 2013 and the recognition of $103 of accretion expense in the nine months ended January 31, 2014 and 2013.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and at this time no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any proceeds from the sale of securities received in payment of these claims will reduce our exposure.

Southbridge Landfill Environmental Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our Southbridge, Massachusetts Landfill (“SBL”). The materials stockpiled consisted of soil removed and relocated to create space for the construction of additional landfill airspace at SBL. The earth had been relocated and stored during the fall, winter and spring construction season of fiscal year 2013.

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013, we notified the Massachusetts Department of Environmental Protection (“MADEP”), and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued an “Administrative Unilateral Order” to us, which ordered that we provide MADEP with a plan to clean the wetlands of any materials deposited therein as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to proceed with the execution of the Plan. We are currently engaged, under the supervision of MADEP, in the execution of the Plan.

We have also received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), dated January 28, 2014, advising us that the MAAG intends to schedule a meeting with us to discuss this incident at SBL, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. A meeting was held with the MAAG on March 6, 2014 to discuss the ongoing remediation effort and the parties have initiated discussions regarding the resolution of this matter.

It is anticipated that execution of the Plan and related matters will involve remediation costs of $2,100 and such costs could be higher if actual costs exceed estimates. We have provided notice to our insurer of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractors and technical advisors to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their insurers. We believe that a loss in the range of $400 to $2,100, after considering amounts to be reimbursed from our insurer and third parties, is probable and have therefore recorded a charge of $250 and $400 in the three and nine months ended January 31, 2014 as an environmental remediation charge.

Loss Contingency

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owns and operates one water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. In accordance with ASC 810-10-15, we consolidate the assets, liabilities, noncontrolling interest and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

During the three months ended January 31, 2014, we determined that certain water treatment assets (“Equipment”) of CARES were no longer operational or were not operating within product performance parameters. We are currently working to secure replacements for the Equipment at no cost to CARES. We believe that a loss in the range of $0 to $864 is probable and have therefore not recorded a charge in the three and nine months ended January 31, 2014.

7.	STOCKHOLDERS’ EQUITY

Shares Available For Issuance

In fiscal year 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in fiscal year 2010. Under the 2006 Plan, we may grant awards up to an aggregate number of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan and 1997 Plan (“Prior Plans”), which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of January 31, 2014, there were 1,072 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents, which were previously issued under our terminated plans and which have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

We grant options under the 2006 Plan at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the nine months ended January 31, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, April 30, 2013	1,442	$8.48
Granted	157	$5.65
Exercised	—	$—		$—

Forfeited	(158)	$7.28

Outstanding, January 31, 2014	1,441	$8.47	5.2	$613

Exercisable, January 31, 2014	1,033	$10.05	3.6	$301

During the three and nine months ended January 31, 2014 and 2013, stock-based compensation expense for stock options was $155, $123, $359 and $285, respectively.

As of January 31, 2014, total unrecognized stock-based compensation expense related to outstanding stock options was $961, which will be recognized over a weighted average period of 1.8 years.

Our calculations of stock-based compensation expense associated with stock options granted in the three and nine months ended January 31, 2014 and 2013 were made using the Black-Scholes valuation model. The fair value of stock options grants were estimated assuming no expected dividend yield using the following weighted average assumptions for the three and nine months ended January 31, 2014 and 2013:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Stock Options:
Expected life	6.79 years	6.79 years	6.79 years	6.79 years
Risk-free interest rate	2.22%	1.04%	2.22%	1.04%
Expected volatility	83.96%	84.55%	83.96%	84.55%

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

The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our Class A common stock price over the expected term and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the unaudited consolidated statements of operations.

Other Stock Awards

We grant restricted stock awards, restricted stock units and performance stock units under the 2006 Plan at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units vest on April 30 of the third fiscal year end following the grant date and are based on our attainment of a targeted average return on net assets as of the vesting date.

A summary of restricted stock, restricted stock unit and performance stock unit activity for the nine months ended January 31, 2014 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, April 30, 2013	1,088	$5.28
Granted	539	$4.27
Class A Common Stock Vested	(323)	$4.88
Forfeited	(21)	$4.55

Outstanding, January 31, 2014	1,283	$4.97	1.5	$521

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 354 shares of Class A common stock.

During the nine months ended January 31, 2014, we granted certain employees restricted stock units, which vest over designated service periods of up to three years based on continued employment, and non-employee directors’ restricted stock awards, which vest incrementally over a three year period beginning on the first anniversary of the date of grant. We did not grant any performance stock units during the nine months ended January 31, 2014.

During the three and nine months ended January 31, 2014 and 2013, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $465, $109, $1,431 and $1,201, respectively.

As of January 31, 2014, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $2,402, which will be recognized over a weighted average period of 1.9 years. Maximum unrecognized stock-based compensation expense at January 31, 2014 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $4,082 to be recognized over a weighted average period of 0.9 years. The unrecognized stock-based compensation expense that we expect to recognize as of January 31, 2014 related to outstanding performance stock units based on our expected attainment levels was $0.

We also recorded $21, $22, $61 and $75 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and nine months ended January 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income (Loss)

The change in the balances of each component of accumulated other comprehensive income (loss), which is included as a component of our stockholders’ equity, is as follows:

	Marketable Securities	Commodity Hedges

Beginning balance, April 30, 2013	$27	$(619)
Other comprehensive income (loss) before reclassifications	11	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	655

Net current-period other comprehensive income	11	619

Ending balance, January 31, 2014	$38	$—

A summary of reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended January 31, 2014 and 2013 is as follows:

	Three Months Ended January 31,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified Out of Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations

Loss on derivative instruments:
Interest rate contracts	$—	$—	Loss on derivative instruments
Commodity hedges	(60)	(149)	Loss from equity method investments

	(60)	(149)	Loss from continuing operations before income taxes and discontinued operations
	(250)	—	Provision for income taxes

	$(310)	$(149)	Loss from continuing operations

	Nine Months Ended January 31,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified Out of Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
Loss on derivative instruments:
Interest rate contracts	$—	$(3,625)	Loss on derivative instruments
Commodity hedges	(405)	(514)	Loss from equity method investments

	(405)	(4,139)	Loss from continuing operations before income taxes and discontinued operations
	(250)	—	Provision for income taxes

	$(655)	$(4,139)	Loss from continuing operations

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(10,750)	$(11,079)	$(11,187)	$(39,968)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,049	38,658	39,049	38,658
Class B common stock	988	988	988	988
Unvested restricted stock	(130)	(134)	(130)	(134)
Effect of weighted average shares outstanding during period	(25)	(282)	(118)	(7,147)

Weighted average number of common shares - basic and diluted EPS	39,882	39,230	39,789	32,365

Number of antidilutive potentially issuable shares not included in the diluted earnings per share calculations due to loss from continuing operations (1)	2,272	1,998	2,272	1,998

(1)	Performance stock units are included at the expected attainment levels.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments include cash and cash equivalents, trade receivables, restricted trust and escrow accounts, interest rate derivatives, contingent consideration associated with an acquisition, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of the restricted trust and escrow accounts are included as restricted assets in the Level 1 tier below. The fair values of the interest rate derivatives, included in the Level 2 tier below, are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swaps, adjusted by the credit risk of our counter-parties and us based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value. The fair value of contingent consideration associated with an acquisition, included in the Level 3 tier below as it is based on significant unobservable inputs, is calculated using a probability weighted estimated annualized gross margin for prospective customers that are contracted within the twelve month period after closing. The significant unobservable inputs include assumptions as to the likelihood of success with each prospective customer, along with each prospective customer’s sales revenues and direct costs. There have been no changes to these assumptions or the value of the contingent consideration from the acquisition date in the second quarter of fiscal year 2014 through January 31, 2014.

As of January 31, 2014 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at January 31, 2014 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$675	$—	$—

Liabilities:
Interest rate derivatives	$—	$3,137	$—

Contingent consideration - acquisition	$—	$—	$844

As of April 30, 2013 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$545	$—	$—

Liabilities:
Interest rate derivatives	$—	$4,229	$—

Fair Value of Debt

As of January 31, 2014, the fair value of our fixed rate debt, including our 7.75% senior subordinated notes due 2019 (“2019 Notes”), the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) and the Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), was approximately $368,494 and the carrying value was $362,400. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2 is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of the FAME Bonds 2005R-2 or securities with similar characteristics. The fair value of the Vermont Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined based on changes in the pricing of an observable five year municipal bond index. As of January 31, 2014, the fair value of our 2011 senior secured revolving credit facility (“2011 Revolver”) approximated its carrying value of $137,300 based on current borrowing rates for similar types of borrowing arrangements.

10.	INCOME TAXES

The benefit for income taxes for the three and nine months ended January 31, 2013 includes a ($5,242) deferred tax benefit due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $5,242 deferred tax liability recorded through goodwill related to the BBI acquisition. The $5,242 deferred tax liability related to the BBI acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The provision for income taxes for the nine months ending January 31, 2014 and the remaining portion of the ($3,899) benefit for income taxes for the nine months ending January 31, 2013 include a $1,092 and $1,176 deferred tax provision, respectively, due mainly to the increase in the deferred tax liability for indefinite lived assets, and a $183 and $167 current tax provision, respectively. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

11.	DEVELOPMENT PROJECT CHARGE

In the three and nine months ended January 31, 2014, we recorded a charge of $1,440 for deferred costs associated with a gas pipeline development project in Maine no longer deemed viable. As of January 31, 2014 and April 30, 2013, we had $0 and $1,644 of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

12.	SEVERANCE AND REORGANIZATION

In the three and nine months ended January 31, 2014, we recorded charges of $0 and $161 for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy Recovery Company LP (“Maine Energy”), see Note 13 for further disclosure.

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a severance and reorganization charge of $1,793 in the second quarter of fiscal year 2013.

In the three months ended January 31, 2013, we recorded a $1,636 severance charge related primarily to the closing of Maine Energy, see Note 13 for further disclosure, and a reorganization of senior management.

13.	DIVESTITURE AND DISCONTINUED OPERATIONS

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

Discontinued Operations

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and included in discontinued operations as of April 30, 2013, include certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2,000, which is being paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. We recognized a $378 loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the disposition. Revenues and (loss) income before income taxes attributable to discontinued operations for the three and nine months ended January 31, 2014 and 2013, respectively, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues	$—	$2,835	$3,316	$9,890
(Loss) income before income taxes	$—	$(328)	$284	$(779)

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy, which was located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. In the three months ended January 31, 2013, we had recorded a charge to loss on divestiture of $353, which was subsequently reversed in the fourth quarter of fiscal year 2013 when we revised our estimated closing costs as more information became available to us. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. Demolition is nearly complete, pending final approval of work plans by the United States Environmental Protection Agency, and the time for completion has been consensually extended by Maine Energy and the City of Biddeford. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we have withdrawn from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with FASB ASC 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan. In accordance with FASB ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we withdrew from the plan in the first quarter of fiscal year 2014, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of January 31, 2014, no accrual is established related to withdrawal from the multiemployer pension plan and we believe that our share of any liability associated with the unfunded vested benefits will be immaterial.

14.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment. Segment data for the three and nine months ended January 31, 2013 has been revised to properly align with internal management reporting, which was modified in the first quarter of fiscal year 2014 to move organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint.

Three Months Ended January 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$35,132	$9,043	$5,875	$(3,122)	$204,330
Western	50,745	16,829	6,828	3,315	345,677
Recycling	10,160	(44)	1,056	(1,529)	48,859
Other	21,815	463	637	38	70,576
Eliminations	—	(26,291)	—	—	—

Total	$117,852	$—	$14,396	$(1,298)	$669,442

Three Months Ended January 31, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$32,311	$7,158	$5,791	$(2,783)	$199,251
Western	50,274	15,954	6,590	3,937	353,418
Recycling	10,702	41	1,067	(120)	51,814
Other	18,880	736	516	(956)	68,670
Eliminations	—	(23,889)	—	—	—

Total	$112,167	$—	$13,964	$78	$673,153

Nine Months Ended January 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$114,059	$29,517	$18,947	$706	$204,330
Western	166,315	54,983	21,373	17,422	345,677
Recycling	32,850	(76)	3,195	(1,724)	48,859
Other	65,482	1,466	1,746	1,485	70,576
Eliminations	—	(85,890)	—	—	—

Total	$378,706	$—	$45,261	$17,889	$669,442

Nine Months Ended January 31, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$99,165	$23,162	$18,512	$(4,385)	$199,251
Western	157,212	49,901	19,707	16,975	353,418
Recycling	31,674	77	3,244	(606)	51,814
Other	58,590	3,247	1,781	(1,674)	68,670
Eliminations	—	(76,387)	—	—	—

Total	$346,641	$—	$43,244	$10,310	$673,153

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Collection	$54,276	$51,459	$171,520	$157,124
Disposal	28,907	27,219	101,404	90,569
Power generation	2,791	3,400	6,813	8,856
Processing	1,806	2,111	7,169	5,150

Solid waste operations	87,780	84,189	286,906	261,699
Organics	8,777	8,725	28,128	25,972
Customer solutions	11,135	8,551	30,822	27,296
Recycling	10,160	10,702	32,850	31,674

Total revenues	$117,852	$112,167	$378,706	$346,641

15.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Equity method investments	$—	$3,766
Cost method investments	16,752	16,486

Investments in unconsolidated entities	$16,752	$20,252

Equity Method Investments

GreenFiber. In fiscal year 2001, we entered into a joint venture agreement with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). On December 5, 2013, we and LP executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in GreenFiber for total cash consideration of $18,000 plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed on December 5, 2013 for $19,194 in gross cash proceeds, including a $1,194 working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3,442, of which $597 is recorded as a receivable within other current assets as of January 31, 2014. Considering the $593 impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive loss on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $593 in the three months ended January 31, 2014. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins, a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, NY and processes and sells commodities delivered to the Tompkins MRF. On December 31, 2013, we agreed to purchase the membership interest of Tompkins for total cash consideration of $425. The acquisition-date fair value of our investment in Tompkins, which was determined using the cost approach based on an assessment of the price to purchase the acquired assets of Tompkins, prior to the acquisition date was $238.We recognized a $44 gain through loss from equity method investments due to the remeasurement. As a result of the purchase, we no longer account our investment in Tompkins using the equity method of accounting and began including the accounts of Tompkins in our consolidated financial statements.

16.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of January 31, 2014 and April 30, 2013, the consolidating results of operations and comprehensive loss for the three and nine months ended January 31, 2014 and 2013, and the condensed consolidating statements of cash flows for the nine months ended January 31, 2014 and 2013 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2014

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,427	$258	$27	$—	$2,712
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	303	49,803	224	—	50,330
Refundable income taxes	608	—	—	—	608
Prepaid expenses	2,750	5,388	11	—	8,149
Inventory	—	4,344	52	—	4,396
Deferred income taxes	3,149	—	—	—	3,149
Other current assets	909	928	7	—	1,844
Current assets of discontinued operations	—	353	—	—	353

Total current assets	10,146	61,150	321	—	71,617

Property, plant and equipment, net	4,823	407,639	8,307	—	420,769
Goodwill	—	119,064	—	—	119,064
Intangible assets, net	181	13,991	—	—	14,172
Restricted assets	—	675	—	—	675
Investments in unconsolidated entities	16,752	1,932	—	(1,932)	16,752
Investments in subsidiaries	(38,787)	—	—	38,787	—
Other non-current assets	14,563	10,267	—	—	24,830
Non-current assets of discontinued operations	—	1,563	—	—	1,563

	(2,468)	555,131	8,307	36,855	597,825

Intercompany receivable	559,064	(522,104)	(38,892)	1,932	—

	$566,742	$94,177	$(30,264)	$38,787	$669,442

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$83	$351	$—	$—	$434
Current maturities of financing lease obligations	—	380	—	—	380
Accounts payable	16,444	24,829	726	—	41,999
Accrued payroll and related expenses	402	3,918	1	—	4,321
Accrued interest	12,931	12	—	—	12,943
Current accrued capping, closure and post-closure costs	—	5,711	3	—	5,714
Other accrued liabilities	7,949	11,582	334	—	19,865

Total current liabilities	37,809	46,783	1,064	—	85,656

Long-term debt and capital leases, less current maturities	508,236	1,523	—	—	509,759
Financing lease obligations, less current maturities	—	1,169	—	—	1,169
Accrued capping, closure and post-closure costs, less current portion	—	41,180	40	—	41,220
Deferred income taxes	7,108	—	—	—	7,108
Other long-term liabilities	10,863	7,169	85	—	18,117

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity	2,726	(3,647)	(35,140)	38,787	2,726
Noncontrolling interests	—	—	3,687	—	3,687

Total stockholders’ equity	2,726	(3,647)	(31,453)	38,787	6,413

	$566,742	$94,177	$(30,264)	$38,787	$669,442

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$117,441	$411	$—	$117,852

Operating expenses:
Cost of operations	(26)	86,791	837	—	87,602
General and administration	(15)	15,394	(18)	—	15,361
Depreciation and amortization	262	13,953	181	—	14,396
Development project charge	—	1,440	—	—	1,440
Environmental remediation charge	—	250	—	—	250
Expense from divestiture, acquisition and financing costs	—	101	—	—	101

	221	117,929	1,000	—	119,150

Operating income (loss)	(221)	(488)	(589)	—	(1,298)

Other expense (income), net:
Interest income	(3)	(106)	—	—	(109)
Interest expense	9,576	(8)	—	—	9,568
(Income) loss from equity method investments	78	(71)	183	(78)	112
(Gain) loss on sale of equity method investment	—	—	(593)	—	(593)
(Gain) loss on derivative instruments	233	—	—	—	233
Other income	(11)	(121)	—	—	(132)

Other expense, net	9,873	(306)	(410)	(78)	9,079

Income (loss) from continuing operations before income taxes	(10,094)	(182)	(179)	78	(10,377)
Provision (benefit) for income taxes	656	—	—	—	656

Net income (loss)	(10,750)	(182)	(179)	78	(11,033)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(283)	—	(283)

Net income (loss) attributable to common stockholders	$(10,750)	$(182)	$104	$78	$(10,750)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$111,464	$703	$—	$112,167

Operating expenses:
Cost of operations	12	80,755	669	—	81,436
General and administration	(63)	14,364	27	—	14,328
Depreciation and amortization	236	13,548	180	—	13,964
Severance and reorganization costs	849	787	—	—	1,636
Expense from divestiture, acquisition and financing costs	—	372	—	—	372
Loss on divestiture	—	353	—	—	353

	1,034	110,179	876	—	112,089

Operating income (loss)	(1,034)	1,285	(173)	—	78

Other expense (income), net:
Interest income	(8,275)	(49)	—	8,274	(50)
Interest expense	9,422	8,061	—	(8,274)	9,209
(Income) loss from equity method investments	8,480	43	1,393	(8,480)	1,436
(Gain) loss on derivative instruments	(24)	—	—	—	(24)
Loss on debt extinguishment	5,914	—	—	—	5,914
Other income	(181)	(117)	—	—	(298)

Other expense, net	15,336	7,938	1,393	(8,480)	16,187

Income (loss) from continuing operations before income taxes	(16,370)	(6,653)	(1,566)	8,480	(16,109)
Provision (benefit) for income taxes	(4,963)	—	—	—	(4,963)

Income (loss) from continuing operations	(11,407)	(6,653)	(1,566)	8,480	(11,146)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(328)	—	—	(328)

Net income (loss)	(11,407)	(6,981)	(1,566)	8,480	(11,474)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(67)	—	(67)

Net income (loss) attributable to common stockholders	$(11,407)	$(6,981)	$(1,499)	$8,480	$(11,407)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$376,864	$1,842	$—	$378,706

Operating expenses:
Cost of operations	(25)	264,311	2,279	—	266,565
General and administration	733	46,107	24	—	46,864
Depreciation and amortization	700	44,006	555	—	45,261
Development project charge	—	1,440	—	—	1,440
Environmental remediation charge	—	400	—	—	400
Severance and reorganization costs	4	157	—	—	161
Expense from divestiture, acquisition and financing costs	—	126	—	—	126

	1,412	356,547	2,858	—	360,817

Operating income (loss)	(1,412)	20,317	(1,016)	—	17,889

Other expense (income), net:
Interest income	(3)	(219)	—	—	(222)
Interest expense	28,539	23	—	—	28,562
(Income) loss from equity method investments	(19,852)	(107)	1,105	19,852	998
(Gain) loss on sale of equity method investment	—	—	(593)	—	(593)
(Gain) loss on derivative instruments	208	—	—	—	208
Other income	(298)	(363)	(1)	—	(662)

Other expense, net	8,594	(666)	511	19,852	28,291

Income (loss) from continuing operations before income taxes	(10,006)	20,983	(1,527)	(19,852)	(10,402)
Provision (benefit) for income taxes	1,275	—	—	—	1,275

Income (loss) from continuing operations	(11,281)	20,983	(1,527)	(19,852)	(11,677)

Discontinued operations:
Income (loss) from discontinued operations, net	—	284	—	—	284
Gain (loss) on disposal of discontinued operations, net	—	(378)	—	—	(378)

Net income (loss)	(11,281)	20,889	(1,527)	(19,852)	(11,771)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(490)	—	(490)

Net income (loss) attributable to common stockholders	$(11,281)	$20,889	$(1,037)	$(19,852)	$(11,281)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$345,493	$1,148	$—	$346,641

Operating expenses:
Cost of operations	4	243,569	1,294	—	244,867
General and administration	(60)	43,404	57	—	43,401
Depreciation and amortization	770	42,233	241	—	43,244
Severance and reorganization costs	1,766	1,697	—	—	3,463
Expense from divestiture, acquisition and financing costs	303	700	—	—	1,003
Loss on divestiture	—	353	—	—	353

	2,783	331,956	1,592	—	336,331

Operating income (loss)	(2,783)	13,537	(444)	—	10,310

Other expense (income), net:
Interest income	(24,515)	(64)	—	24,511	(68)
Interest expense	33,000	23,926	—	(24,511)	32,415
(Income) loss from equity method investments	14,324	(14)	3,325	(14,324)	3,311
(Gain) loss on derivative instruments	3,871	—	—	—	3,871
Loss on debt extinguishment	15,584	—	—	—	15,584
Other income	(401)	(336)	—	—	(737)

Other expense, net	41,863	23,512	3,325	(14,324)	54,376

Income (loss) from continuing operations before income taxes	(44,646)	(9,975)	(3,769)	14,324	(44,066)
Provision (benefit) for income taxes	(3,899)	—	—	—	(3,899)

Income (loss) from continuing operations	(40,747)	(9,975)	(3,769)	14,324	(40,167)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(779)	—	—	(779)

Net income (loss)	(40,747)	(10,754)	(3,769)	14,324	(40,946)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(199)	—	(199)

Net income (loss) attributable to common stockholders	$(40,747)	$(10,754)	$(3,570)	$14,324	$(40,747)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(10,750)	$(182)	$(179)	$78	$(11,033)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	—	—	533	—	533
Realized loss (gain) on derivative instruments reclassified into earnings	—	—	310	—	310
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(8)	—	—	(8)

Other comprehensive income (loss)	—	(8)	843	—	835

Comprehensive income (loss)	(10,750)	(190)	664	78	(10,198)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(283)	—	(283)

Comprehensive income (loss) attributable to common stockholders	$(10,750)	$(190)	$947	$78	$(9,915)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(11,407)	$(6,981)	$(1,566)	$8,480	$(11,474)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	—	—	(11)	—	(11)
Realized loss (gain) on derivative instruments reclassified into earnings	—	—	149	—	149
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(11)	—	—	(11)

Other comprehensive income (loss)	—	(11)	138	—	127

Comprehensive income (loss)	(11,407)	(6,992)	(1,428)	8,480	(11,347)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(67)	—	(67)

Comprehensive income (loss) attributable to common stockholders	$(11,407)	$(6,992)	$(1,361)	$8,480	$(11,280)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED JANUARY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(11,281)	$20,889	$(1,527)	$(19,852)	$(11,771)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	—	—	(35)	—	(35)
Realized loss (gain) on derivative instruments reclassified into earnings	—	—	655	—	655
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	10	—	—	10

Other comprehensive income (loss)	—	10	620	—	630

Comprehensive income (loss)	(11,281)	20,899	(907)	(19,852)	(11,141)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(490)	—	(490)

Comprehensive income (loss) attributable to common stockholders	$(11,281)	$20,899	$(417)	$(19,852)	$(10,651)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net income (loss)	$(40,747)	$(10,754)	$(3,769)	$14,324	$(40,946)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	(1,257)	—	(1,553)	—	(2,810)
Realized loss (gain) on derivative instruments reclassified into earnings	3,625	—	514	—	4,139
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	4	—	—	4

Other comprehensive income (loss)	2,368	4	(1,039)	—	1,333

Comprehensive income (loss)	(38,379)	(10,750)	(4,808)	14,324	(39,613)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(199)	—	(199)

Comprehensive income (loss) attributable to common stockholders	$(38,379)	$(10,750)	$(4,609)	$14,324	$(39,414)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net cash provided by (used in) operating activities	$(31,037)	$68,515	$200	$—	$37,678

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(8,519)	—	—	(8,519)
Additions to property, plant and equipment - acquisition	—	(2,440)	—	—	(2,440)
- growth	—	(3,894)	(415)	—	(4,309)
- maintenance	(1,380)	(28,542)	—	—	(29,922)
Payments on landfill operating lease contracts	—	(6,052)	—	—	(6,052)
Investments in unconsolidated entities	(2,107)	—	—	—	(2,107)
Proceeds from sale of equity method investment	2,845	—	—	—	2,845
Proceeds from sale of property and equipment	—	1,248	—	—	1,248

Net cash provided by (used in) investing activities	(642)	(48,199)	(415)	—	(49,256)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	120,890	—	—	—	120,890
Principal payments on long-term debt	(106,854)	(980)	—	—	(107,834)
Payments of financing costs	(404)	—	—	—	(404)
Intercompany borrowings	19,214	(19,214)	—	—	—

Net cash provided by (used in) financing activities	32,846	(20,194)	—	—	12,652
Net cash provided by (used in) discontinued operations	—	(117)	—	—	(117)

Net increase (decrease) in cash and cash equivalents	1,167	5	(215)	—	957
Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

Cash and cash equivalents, end of period	$2,427	$258	$27	$—	$2,712

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JANUARY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Net cash provided by (used in) operating activities	$(3,983)	$34,962	$192	$—	$31,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(25,106)	—	—	(25,106)
Additions to property, plant and equipment - acquisition	—	(528)	—	—	(528)
- growth	—	(5,471)	(4,885)	—	(10,356)
- maintenance	(233)	(32,199)	—	—	(32,432)
Payments on landfill operating lease contracts	—	(5,726)	—	—	(5,726)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Investments in unconsolidated entities	(1,000)	(3,196)	3,196	—	(1,000)
Proceeds from sale of property and equipment	—	781	—	—	781

Net cash provided by (used in) investing activities	(1,233)	(72,063)	(1,689)	—	(74,985)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	334,497	—	—	—	334,497
Principal payments on long-term debt	(319,365)	(1,118)	—	—	(320,483)
Payment of tender premium and costs on second lien notes	(10,743)	—	—	—	(10,743)
Payments on financing costs	(4,572)	—	—	—	(4,572)
Net proceeds from the sale of class A common stock	42,184	—	—	—	42,184
Excess tax benefit on the vesting of share based awards	98	—	—	—	98
Contributions from noncontrolling interest holders	—	—	1,195	—	1,195
Intercompany borrowings	(39,862)	39,862	—	—	—

Net cash provided by (used in) financing activities	2,237	38,744	1,195	—	42,176
Net cash provided by (used in) discontinued operations	—	(1,784)	—	—	(1,784)

Net increase (decrease) in cash and cash equivalents	(2,979)	(141)	(302)	—	(3,422)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$820	$227	$65	$—	$1,112

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

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (“Exchange Act”), including:

•	expected liquidity and financing plans;

•	expected future revenues, operations, expenditures and cash needs;

•	fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•	projected future obligations related to capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•	our ability to use our net operating losses and tax positions;

•	our ability to service our debt obligations;

•	the projected development of additional disposal capacity or expectations regarding permits of existing capacity;

•	the recoverability or impairment of any of our assets or goodwill;

•	estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans or price and volume assumptions;

•	the outcome of any legal or regulatory matter;

•	potential business combinations or divestitures; and

•	projected improvements to our infrastructure and impact of such improvements on our business and operations.

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

As of February 14, 2014, we owned and/or operated 34 solid waste collection operations, 38 transfer stations, 16 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.

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

During the nine months ended January 31, 2014, we acquired three solid waste hauling operations in the Western region for total consideration of $2.5 million as of the acquisition dates, including $2.0 million in cash, less than $0.1 million of advanced customer billings and $0.5 million in holdbacks to the sellers, and a solid waste hauling operation and a transfer station in the Eastern region for total consideration of $4.3 million as of the acquisition dates, including $4.1 million in cash and $0.2 million associated with the forgiveness of trade receivables and advanced customer billings. We also acquired an industrial environmental service management business in the Other segment for total consideration of $2.5 million as of the acquisition date, including $1.3 million in cash, $0.3 million in holdbacks to the seller and $0.9 million in consideration, not to exceed $1.0 million, contingent upon the realization of a measure of operating income associated with certain prospective customer contracts within twelve months of closing. In addition, we acquired the remaining 50% membership interest of Tompkins County Recycling LLC (“Tompkins”) in the Recycling segment, which we had previously accounted for as an equity method investment, for total cash consideration of $0.4 million.

During the nine months ended January 31, 2013, we acquired four solid waste hauling operations in the Western region for total consideration of $5.4 million as of the acquisition dates, including $4.9 million in cash and $0.5 million in holdbacks to the sellers, and all of the outstanding capital stock of Bestway Disposal Services and BBI Waste Services (“BBI”) in the Eastern region for total consideration, subject to certain closing adjustments based on the terms of the agreement, of $22.6 million as of the acquisition date, including $20.0 million in cash and 0.6 million shares of our Class A common stock, valued at an aggregate of $2.6 million. We recorded an additional $5.2 million to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, on December 6, 2012 provided us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the acquisition of BBI, are expected to be deductible for tax purposes.

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

On December 5, 2013, we and LP executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in US GreenFiber LLC (“GreenFiber”) for total cash consideration of $18.0 million plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed on December 5, 2013 for $19.2 million in gross cash proceeds, including a $1.2 million working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3.4 million, of which $0.6 million is recorded as a receivable within other current assets as of January 31, 2014. Considering the $0.6 million impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive income (loss) on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in the three months ended January 31, 2014. As a result of the sale, we and LP no longer guarantee up to $0.8 million in support of GreenFiber’s new term loan associated with an amended loan and security agreement, and are no longer committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as a loss from discontinued operations. Assets of the disposal group classified as held-for-sale, and now included in discontinued operations as of April 30, 2013, include certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement.

On August 1, 2012, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company LP (“Maine Energy”), which was located in our Eastern region, to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which is being paid to us in equal installments over 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. In the three months ended January 31, 2013, we recorded a charge to loss on divestiture of $0.4 million, which was subsequently reversed in the fourth quarter of fiscal year 2013 when we revised our estimated closing costs as more information became available to us. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. Demolition is nearly complete, pending final approval of work plans by the United States Environmental Protection Agency, and the time for completion has been consensually extended by Maine Energy and the City of Biddeford. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we have withdrawn from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. We have a potential liability associated with our withdrawal from the multiemployer pension plan based on the value of the plan’s unfunded vested benefits. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715-80, in a situation with unfunded vested benefits, a liability is not recorded by a participating employer as no single employer has an identifiable share of the actuarial obligation of the multiemployer pension plan. In accordance with FASB ASC 450-20, we accrue for an obligation when an obligation becomes probable and reasonably estimable. We currently believe that an obligation associated with withdrawal from the multiemployer pension plan is probable, but we cannot reasonably estimate the amount of loss or possible range of loss due to a lack of information being made available by the fund administrator in regards to the unfunded vested benefits. The fund administrator will quantify our withdrawal liability based on the unfunded vested benefits as of the plan year preceding actual withdrawal. As we withdrew from the plan in the first quarter of fiscal year 2014, we expect the plan administrator to base our obligation on the plan year ended January 31, 2013. We expect to record an obligation associated with our portion of unfunded vested benefits in fiscal year 2014. As of January 31, 2014, no accrual is established related to withdrawal from the multiemployer pension plan and we believe that our share of any liability associated with the unfunded vested benefits will be immaterial.

Results of Operations

The following table summarizes our revenues and expenses from continuing operations for the three and nine months ended January 31, 2014 and 2013 (in millions and as a percentage of revenue):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue

Revenues	$117.9	100.0%	$112.2	100.0%	$378.7	100.0%	$346.6	100.0%

Operating expenses:
Cost of operations	87.6	74.3%	81.4	72.6%	266.5	70.4%	244.8	70.6%
General and administration	15.4	13.0%	14.3	12.8%	46.9	12.4%	43.4	12.5%
Depreciation and amortization	14.4	12.3%	14.0	12.4%	45.3	12.0%	43.2	12.5%
Development project charge	1.4	1.2%	—	0.0%	1.4	0.4%	—	0.0%
Environmental remediation charge	0.3	0.3%	—	0.0%	0.4	0.1%	—	0.0%
Expense from divestiture, acquisition and financing costs	0.1	0.1%	0.4	0.3%	0.1	0.0%	1.0	0.3%
Severance and reorganization costs	—	0.0%	1.6	1.5%	0.2	0.0%	3.5	1.0%
Loss on divestiture	—	0.0%	0.4	0.3%	—	0.0%	0.4	0.1%

	119.2	101.2%	112.1	99.9%	360.8	95.3%	336.3	97.0%

Operating (loss) income	(1.3)	–1.2%	0.1	0.1%	17.9	4.7%	10.3	3.0%

Other expense (income), net:
Interest expense, net	9.4	7.9%	9.2	8.1%	28.4	7.5%	32.4	9.3%
Loss from equity method investments	0.1	0.1%	1.4	1.3%	1.0	0.3%	3.3	1.0%
Gain on sale of equity method investment	(0.6)	–0.5%	—	0.0%	(0.6)	–0.2%	—	0.0%
Loss (gain) on derivative instruments	0.2	0.2%	—	0.0%	0.2	0.1%	3.9	1.1%
Loss on debt extinguishment	—	0.0%	5.9	5.3%	—	0.0%	15.5	4.5%
Other income	(0.1)	–0.1%	(0.3)	–0.3%	(0.7)	–0.2%	(0.7)	–0.2%
Provision (benefit) for income taxes	0.7	0.6%	(5.0)	–4.4%	1.3	0.3%	(3.9)	–1.1%

Loss from continuing operations	$(11.0)	–9.4%	$(11.1)	–9.9%	$(11.7)	–3.1%	$(40.2)	–11.6%

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

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014		2013		2014		2013
Collection	$54.3	46.1%	$51.5	45.9%	$171.5	45.3%	$157.1	45.3%
Disposal	28.9	24.5%	27.2	24.2%	101.4	26.8%	90.6	26.1%
Power generation	2.8	2.4%	3.4	3.0%	6.8	1.8%	8.9	2.6%
Processing	1.8	1.5%	2.1	1.9%	7.2	1.9%	5.1	1.5%

Solid waste operations	87.8	74.5%	84.2	75.0%	286.9	75.8%	261.7	75.5%
Organics	8.8	7.4%	8.7	7.8%	28.1	7.4%	25.9	7.5%
Customer solutions	11.1	9.4%	8.6	7.7%	30.8	8.1%	27.3	7.9%
Recycling	10.2	8.7%	10.7	9.5%	32.9	8.7%	31.7	9.1%

Total revenues	$117.9	100.0%	$112.2	100.0%	$378.7	100.0%	$346.6	100.0%

Our revenues increased $5.7 million, or 5.1%, and $32.1 million, or 9.3%, when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended January 31, 2014 vs. 2013		Period-to-Period Change for the Nine Months Ended January 31, 2014 vs. 2013
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$0.4	0.4%	$2.1	0.6%
Volume	2.5	2.2%	15.8	4.6%
Fuel and oil recovery fee	(0.3)	–0.3%	(0.6)	–0.2%
Commodity price & volume	0.2	0.2%	0.7	0.2%
Acquisitions & divestitures	0.8	0.7%	7.7	2.2%
Closed landfills	—	0.0%	(0.5)	–0.1%

Total solid waste	3.6	3.2%	25.2	7.3%

Organics	0.1	0.1%	2.2	0.6%

Customer solutions	2.5	2.2%	3.5	1.0%

Recycling Operations:
Commodity price	0.3	0.3%	—	0.0%
Commodity volume	(0.9)	–0.8%	1.1	0.3%
Acquisition	0.1	0.1%	0.1	0.1%

Total recycling	(0.5)	–0.4%	1.2	0.4%

Total revenue growth	$5.7	5.1%	$32.1	9.3%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenue growth period-to-period is the result of $0.5 million from favorable collection pricing, partially offset by $0.1 million from unfavorable disposal pricing.

•	The price change component in year-to-date total solid waste revenue growth period-to-period is the result of $2.1 million from favorable collection pricing.

Volume.

•	The volume change component in quarterly total solid waste revenue growth period-to-period is the result of $2.0 million from disposal volume increases (of which $0.8 million relates to landfills, $0.9 million relates to transfer stations and $0.3 million relates to transportation) and $0.8 million from collection volume increases, partially offset by $0.3 million from processing volume decreases.

•	The volume change component in year-to-date total solid waste revenue growth period-to-period is the result of $12.9 million from disposal volume increases (of which $5.9 million relates to landfills, $4.7 million relates to transfer stations and $2.3 million relates to transportation), $0.6 million from processing volume increases and $2.3 million from collection volume increases.

Fuel and oil recovery fee.

•	Quarterly and year-to-date total solid waste revenues generated by our fuel and oil recovery fee program, which is based on a fuel index, decreased when compared to the prior fiscal year periods as our floating rate recovery fee declined in response to lower diesel fuel index prices on which our surcharge is based.

Commodity price and volume.

•	The commodity price and volume change component in quarterly total solid waste revenue growth period-to-period is the result of $0.8 million from favorable pricing within power generation, partially offset by $0.5 million from decreased power generation and processing volumes and less than $0.1 million from unfavorable processing pricing.

•	The commodity price and volume change component in year-to-date total solid waste revenue growth period-to-period is the result of $1.6 million from favorable pricing within power generation, partially offset by $0.6 million from decreased power generation and processing volumes and $0.4 million from unfavorable processing pricing.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly total solid waste revenue growth period-to-period is the result of $2.9 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, and our acquisition of four solid waste hauling operations and a transfer station in the nine months ended January 31, 2014. Increased revenues were partially offset by $2.1 million in decreased revenues associated with the Maine Energy divestiture.

•	The acquisitions and divestitures change component in year-to-date total solid waste revenue growth period-to-period is the result of $15.2 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, and our acquisition of four solid waste hauling operations and a transfer station in the nine months ended January 31, 2014. Increased revenues were partially offset by $7.5 million in decreased revenues associated with the Maine Energy divestiture.

Closed landfills.

•	The closed landfill change component in year-to-date total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June 2013.

Organics revenues

•	The change component in quarterly organics revenue growth period-to-period is the result of $0.1 million from volume increases.

•	The change component in year-to-date organics revenue growth period-to-period is the result of $2.3 million from volume increases, partially offset by $0.1 million from a reduction of fuel and oil recovery fees.

Customer solutions revenues

•	The change component in quarterly customer solutions revenue growth period-to-period is the result of $1.4 million from the acquisition of an industrial environmental service management business and $1.1 million from volume increases.

•	The change component in year-to-date customer solutions revenue growth period-to-period is the result of $2.3 million from the acquisition of an industrial environmental service management business and $1.2 million from volume increases.

Recycling revenues

•	The change component in quarterly recycling revenue decline period-to-period is the result of $0.9 million from volume decreases, partially offset by $0.1 million from the acquisition of Tompkins and $0.3 million from favorable pricing due to improved commodity prices in the marketplace when compared to the same prior fiscal year period.

•	The change component in year-to-date recycling revenue growth period-to-period is the result of $1.1 million from volume increases and $0.1 million from the acquisition of Tompkins.

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

Our cost of operations expense increased by $6.2 million, or 7.6%, and $21.8 million, or 8.9%, when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year. As a percentage of revenues, cost of operations was 74.3% and 72.6% for the three months ended January 31, 2014 and 2013 and 70.4% and 70.6% for the nine months ended January 31, 2014 and 2013, respectively.

The period-to-period changes in our cost of operations can be primarily attributed to the following:

•	Third-party direct costs increased $3.7 million and $12.1 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due primarily to: organic and acquisition growth in the Customer Solutions group; higher disposal volumes from organic customer growth and the acquisition of BBI and other tuck-in acquisitions; and an increase in state, local and other disposal fees associated with higher disposal volumes and higher taxes due to a shift in mix type.

•

Direct operational costs increased $3.6 million when comparing the nine months ended January 31, 2014 to the comparable prior fiscal year period due primarily to: $3.1 million in increased direct operational costs in the first and second quarters of fiscal year 2014 related to higher leachate treatment costs due to the timing of cell development at our landfills, higher equipment rental and lease costs associated with an increase in fleet and landfill equipment rentals, an increase in host and royalty fees and higher depletion of landfill operating lease obligations due to increased volumes at our landfills, and $0.5 million in increased direct operational costs in the three months ended January 31, 2014 associated with higher landfill sulfur treatment costs and an increase in vehicle insurance costs.

•	Labor and related benefit costs increased $2.1 million when comparing the nine months ended January 31, 2014 to the comparable prior fiscal year period due to: $2.2 million in increased labor and related benefit costs in the first and second quarters of fiscal year 2014 related to the acquisition of BBI and labor costs associated with processing more commodity volumes in Recycling , and decreased labor and related benefit costs in the three months ended January 31, 2014 with lower benefit costs offsetting higher labor costs due to lower productivity with inclement winter weather.

•	Vehicle maintenance costs increased $0.5 million and $1.6 million when comparing the three and nine months ended January 31, 2014 to the comparable fiscal year periods due primarily to increased fleet maintenance and costs associated with the integration of the BBI vehicle fleet.

•	Facility costs increased $1.0 million and $0.9 million when comparing the three and nine months ended January 31, 2014 to the comparable fiscal year periods due primarily to unplanned maintenance activities within the Recycling segment in the three months ended January 31, 2014.

•	Fuel costs remained consistent when comparing the three months ended January 31, 2014 to the comparable fiscal year period with lower fuel prices offsetting higher fuel consumption due to lower productivity with inclement winter weather, but increased $0.7 million when comparing nine months ended January 31, 2014 to the comparable fiscal year period due primarily to the acquisition of BBI.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense increased $1.1 million, or 7.7%, and $3.5 million, or 8.1%, when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year. As a percentage of revenues, general and administration expense was 13.0% and 12.8% for the three months ended January 31, 2014 and 2013 and 12.4% and 12.5% for the nine months ended January 31, 2014 and 2013, respectively.

The period-to-period changes in our general and administration expense can largely be attributed to the following:

•	Labor and related benefit costs increased $0.7 million and $1.4 million when comparing the three and nine months ended January 31, 2014 to the comparable fiscal year periods due primarily to additional personnel costs associated with acquisitions, growth in the Customer Solutions and recruitment and relocation, and an increase in estimated incentive compensation costs.

•	Bad debt expense increased slightly when comparing the three months ended January 31, 2014 to the comparable fiscal year period, but increased $0.7 million when comparing the nine months ended January 31, 2014 to the same period in prior fiscal year due primarily to collectability issues associated with two disposal customers.

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

Our depreciation and amortization expense increased $0.4 million, or 2.9%, and $2.1 million, or 4.9%, when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year. As a percentage of revenues, depreciation and amortization expense was 12.3% and 12.4% for the three months ended January 31, 2014 and 2013 and 12.0% and 12.5% for the nine months ended January 31, 2014 and 2013, respectively.

In the three and nine months ended January 31, 2014, landfill amortization increased by $0.5 million and $1.1 million due to increased landfill volumes within the Eastern region and at certain of our landfills within the Western region, and amortization expense increased $0.3 million and $1.1 million associated with an increase in our intangible assets due to acquisitions made in the nine months ended January 31, 2014 and the acquisition of BBI in December of 2012. This was partially offset by $0.5 million and $1.3 million in decreased depreciation expense associated largely with the makeup of our asset group after the Maine Energy divestiture and the acquisition of BBI.

Development Project Charge

In the three and nine months ended January 31, 2014, we recorded a charge of $1.4 million for deferred costs associated with a gas pipeline development project no longer deemed viable as discussed in Note 11 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Environmental Remediation Charge

The $0.3 million and $0.4 million in environmental remediation charge recorded in the three and nine months ended January 31, 2014 is associated with the remediation at our Southbridge, Massachusetts landfill (“SBL”) as discussed in Note 6 to our unaudited consolidated financial statements included under Part I, Item 1 and Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

Expense from Divestiture, Acquisition and Financing Costs

The $0.1 million expense from divestiture, acquisition and financing costs recorded in the nine months ended January 31, 2014 is primarily associated with legal costs associated with the acquisition of the remaining 50% membership interest of Tompkins as discussed in Note 15 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

The $1.0 million expense from divestiture, acquisition and financing costs recorded in the nine months ended January 31, 2013 is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the proposed refinancing of our senior second lien notes (“Second Lien Notes”) and $0.6 million of legal costs associated with the ongoing Maine Energy divestiture transaction and $0.1 million of costs associated with the BBI acquisition.

Severance and Reorganization Costs

In the nine months ended January 31, 2014, we recorded a charge of $0.2 million for severance costs associated with various planned reorganization efforts, including the divestiture of Maine Energy, which is discussed further in Note 12 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

On August 8, 2012, we realigned our operations in order to streamline functions and improve our cost structure. Through the reorganization we have enhanced certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs. We recorded a severance and reorganization charge of $1.8 million in the second quarter of fiscal year 2013.

In the three months ended January 31, 2013, we recorded a $1.6 million severance charge related primarily to the closing of Maine Energy, which is discussed further in Note 12 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.2 million and decreased $4.0 million when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year. As a percentage of revenues, interest expense, net was 8.0% and 8.1% for the three months ended January 31, 2014 and 2013 and 7.5% and 9.3% for the nine months ended January 31, 2014 and 2013, respectively.

The increase in interest expense, net during the three months ended January 31, 2014 can largely be attributed to additional interest expense associated with the financing of $16.0 million aggregate principal amount of the Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”) and $5.5 million aggregate principal amount of the Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”).

The decrease in interest expense, net during the nine months ended January 31, 2014 can largely be attributed to lower interest rates associated with the refinancing in October and November of 2012 of $180.0 million in aggregate principal balance of then outstanding 11.0% Second Lien Notes.

Loss from Equity Method Investments and Gain on Sale of Equity Method Investment

In the three months ended January 31, 2014, we sold our 50% membership interest in GreenFiber and purchased the 50% membership of Tompkins, both of which were previously accounted for using the equity method of accounting.

As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in the three and nine months ended January 31, 2014. Additionally, as a result of the sale, we and LP no longer guarantee up to $0.8 million in support of GreenFiber’s term loan associated with an amended loan and security agreement, and are no longer committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement.

As a result of the purchase of the 50% membership interest of Tompkins, we no longer account for our investment in Tompkins using the equity method of accounting and began including the accounts of Tompkins in our consolidated financial statements.

Prior to these transactions, we recorded loss from our equity method investments of $0.1 million and $1.0 million in the three and nine months ended January 31, 2014.

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

During the second quarter of fiscal year 2013, we dedesignated both of these $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as (gain) or loss on derivative instruments.

Loss on Debt Extinguishment

In the three months ended January 31, 2013, we recorded a charge of $5.9 million as a loss on debt extinguishment related to the refinancing of our remaining $180.0 million 11% Second Lien Notes. The loss on debt extinguishment consisted of a $1.1 million non-cash write off of deferred financing costs, a $0.8 million non-cash write off of the unamortized original issue discount and a $4.0 million charge associated with the early tender premium and other fees associated with the redemption of the remaining Second Lien Notes.

In the nine months ended January 31, 2013, we recorded a charge of $15.6 million as a loss on debt extinguishment related to the full refinancing of our Second Lien Notes. The loss on debt extinguishment consisted of a $2.8 million non-cash write off of deferred financing costs, a $2.1 million non-cash write off of the unamortized original issue discount and a $10.7 million charge associated with the early tender premium and tender fees associated with the redemption of the Second Lien Notes.

Provision (Benefit) for Income Taxes

Our provision for income taxes increased $5.7 million and $5.2 million when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year primarily due to the prior fiscal year periods including a ($5.2) million deferred benefit from a reduction of the valuation allowance. The valuation allowance decreased due to the recognition of additional reversing temporary differences recorded in connection with the BBI acquisition. The provision for income taxes for the nine months ending January 31, 2014 and January 31, 2013 include a $1.1 million deferred tax provision in both periods, due to the increase in the deferred tax liability for indefinite lived assets, and a $0.2 million current tax provision in both periods. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

(Loss) Income from Discontinued Operations

Discontinued operations in three months ended January 31, 2013 and the nine months ended January 31, 2014 and 2013 represents the results of operations related to the disposition of BioFuels. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy, pursuant to which we agreed to sell certain assets of BioFuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million, which is being paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement.

The operating results of BioFuels have been included in discontinued operations in the accompanying unaudited consolidated financial statements.

Loss on Sale of Discontinued Operations

We recognized a $0.4 million loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the BioFuels disposition.

Segment Reporting (dollars in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended January 31,
Segment	2014	2013	2014	2013
Eastern	$35.1	$32.3	$(3.1)	$(2.8)
Western	50.8	50.3	3.3	3.9
Recycling	10.2	10.7	(1.5)	(0.1)
Other	21.8	18.9	0.0	(0.9)

Total	$117.9	$112.2	$(1.3)	$0.1

	Revenues		Operating Income (Loss)
	Nine Months Ended January 31,
Segment	2014	2013	2014	2013
Eastern	$114.1	$99.2	$0.7	$(4.4)
Western	166.3	157.2	17.4	17.0
Recycling	32.8	31.7	(1.7)	(0.6)
Other	65.5	58.5	1.5	(1.7)

Total	$378.7	$346.6	$17.9	$10.3

Eastern Region

Our Eastern region revenues increased $2.8 million, or 8.7%, and $14.9 million, or 15.0%, for the three and nine months ended January 31, 2014 when compared to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Nine Months Ended
	January 31, 2014 vs. 2013		January 31, 2014 vs. 2013
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$(0.1)	–0.3%	$0.1	0.1%
Volume	2.7	8.4%	9.3	9.4%
Fuel and oil recovery fee	(0.2)	–0.6%	(0.2)	–0.2%
Commodity price & volume	0.1	0.3%	0.2	0.2%
Acquisitions & divestitures	0.3	0.9%	6.0	6.0%
Closed landfills	—	0.0%	(0.5)	–0.5%

Total solid waste	$2.8	8.7%	$14.9	15.0%

Price.

•	The price change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $0.1 million from unfavorable disposal pricing.

•	The price change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $0.4 million from favorable collection pricing, partially offset by $0.3 million from unfavorable disposal pricing.

Volume.

•	The volume change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $2.1 million from disposal volume increases (which was driven by a $1.9 million increase in landfill volumes, a $0.7 million increase in transfer station volumes and a $0.5 million decrease in volumes related to the divestiture of Maine Energy) and $0.6 million from collection volume increases.

•	The volume change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $7.1 million from disposal volume increases (which was driven by a $6.6 million increase in landfill volumes, a $3.4 million increase in transfer station volumes and a $2.9 million decrease in volumes related to the divestiture of Maine Energy) and $2.2 million from collection volume increases.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Eastern region quarterly solid waste revenue growth period-to-period is the result of $2.4 million in increased collection, disposal and processing revenues primarily from the acquisition of BBI, partially offset by $2.1 million in decreased revenues associated with the divestiture of Maine Energy.

•	The acquisitions and divestitures change component in Eastern region year-to-date solid waste revenue growth period-to-period is the result of $13.4 million in increased collection, disposal and processing revenues primarily from the acquisition of BBI, partially offset by $7.4 million in decreased revenues associated with the divestiture of Maine Energy.

Closed Landfills.

•	The closed landfill change component in year-to-date total solid waste revenue growth period-to-period is the result of a landfill in the Eastern region that stopped accepting waste in the three months ended January 31, 2014 based on the attainment of its permitted capacity. The impact of the closure was limited as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing tons at this landfill in the end of June 2013.

Eastern region operating income decreased by $0.3 million for the three months ended January 31, 2013 when compared to the same period in the prior fiscal year and increased $5.1 million for the nine months ended January 31, 2014 when compared to the same period in the prior fiscal year. The changes to operating income in the three and nine months ended January 31, 2014 are largely attributable to the increase in revenues discussed above and the following cost fluctuations:

•	Cost of operations: Cost of operations increased by $4.3 million and $14.8 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due primarily to: an increase in third-party direct costs due primarily to higher disposal volumes from organic customer growth and the acquisition of BBI and other tuck-in acquisitions, partially offset by a reduction of transportation costs associated with the divestiture of Maine Energy; and an increase in direct operational costs including labor, fuel, equipment rentals and leases, sulfur treatment costs at one of our landfills and fleet maintenance and repair associated with the integration of the BBI vehicle fleet, partially offset by a reduction of facility costs associated with the divestiture of Maine Energy.

•	General and administration: General and administration costs increased $0.5 million and $1.1 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due primarily to additional personnel costs associated with the BBI acquisition and an increase in estimated incentive compensation costs.

•	Depreciation and amortization: Depreciation and amortization costs increased $0.1 million and $0.4 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due to increased landfill amortization costs due to higher landfill volumes, partially offset by depreciation expense savings associated with the divestiture of Maine Energy.

•

Other: Other charges impacting operating income when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods include: a $1.4 million write off of deferred costs in the three months ended January 31, 2014 associated with a gas pipeline development project no longer deemed to be viable; a $0.3 million and $0.4 million environmental remediation charge recorded in the three and nine months ended January 31, 2014 associated with the remediation at SBL; a $0.4 million loss on divestiture of Maine Energy in the three months ended January 31, 2013; and severance costs associated primarily with realignment and streamlining of functions to improve our cost structure in August 2012 and the divestiture of Maine Energy in the three months ended January 31, 2013.

Western Region

Our Western region revenues increased $0.5 million, or 1.0%, $9.1 million, or 5.8%, for the three and nine months ended January 31, 2014 when compared to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Nine Months Ended
	January 31, 2014 vs. 2013		January 31, 2014 vs. 2013
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$0.4	0.8%	$1.8	1.1%
Volume	(0.5)	–1.0%	5.4	3.4%
Fuel oil and recovery fee	(0.1)	–0.2%	(0.3)	–0.1%
Commodity price & volume	0.2	0.4%	0.5	0.3%
Acquisitions & divestitures	0.5	1.0%	1.7	1.1%

Total solid waste	$0.5	1.0%	$9.1	5.8%

Price.

•	The price change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.4 million from favorable collection pricing.

•	The price change component in Western region year-to-date solid waste revenue growth period-to-period is the result of $1.6 million from favorable collection pricing and $0.2 million from favorable disposal pricing.

Volume.

•	The volume change component in Western region quarterly solid waste revenue growth period-to-period is the result of $0.3 million from disposal volume decreases (which was driven by a $0.6 million decrease in landfill volumes and a $0.3 million increase in combined transportation and transfer station volumes) and $0.5 million from processing of solid waste volume decreases, partially offset by $0.3 million from collection volume increases.

•	The volume change component in Western region year-to-date solid waste revenue growth period-to-period is the result of $4.8 million from disposal volume increases (which was driven by a $2.3 million increase in landfill volumes and a $2.5 million increase in combined transportation and transfer station volumes), $0.5 million from processing of solid waste volume increases and $0.1 million from collection volume increases.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Western region quarterly and year-to-date solid waste revenue growth period-to-period is the result of $0.5 million and $1.7 million in increased collection revenues from the acquisition of various tuck-in collection operations.

Western region operating income decreased $0.6 million for the three months ended January 31, 2014 and increased $0.4 million for the nine months ended January 31, 2014 when compared to the same periods in the prior fiscal year. The changes to operating income in the three and nine months ended January 31, 2014 are largely attributable to the increase in revenues discussed above and the following cost fluctuations:

•	Cost of operations: Cost of operations increased by $1.1 million and $10.4 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due primarily to: an increase in third-party direct costs due primarily to increased collection and transfer volumes, a shift in volumes to external haulers, and an increase in state, local and other disposal fees associated with higher taxes due to a shift in mix type; and an increase in direct operational costs in the nine months ended January 31, 2014 due to higher labor and related benefit costs, fuel, leachate treatment, equipment rentals and leases, depletion of landfill operating lease obligations, and host community fees in the first and second quarter of fiscal year 2014.

•	General and administration: General and administration costs increased by $0.6 million and $2.1 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due primarily to an increase in personnel costs, including recruitment and relocation costs, and an increase in bad debt expense due primarily to collectability issues associated with two disposal customers.

•	Depreciation and amortization: Depreciation and amortization costs increased by $0.2 million and $1.7 million when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods due primarily to increased landfill amortization associated with the allocation of landfill volumes within the Western region.

•	Other: Other charges impacting operating income when comparing the three and nine months ended January 31, 2014 to the comparable prior fiscal year periods include severance costs associated primarily with realignment and streamlining of functions to improve our cost structure in August 2012.

Recycling

Recycling revenues decreased $0.5 million for the three months ended January 31, 2014 and increased $1.1 million for the nine months ended January 31, 2014 when compared to the same periods in the prior fiscal year driven by higher commodity volumes in both the first and second quarter of fiscal year 2014 (partially offset by lower commodity volumes in the three months ended January 31, 2014) and the acquisition of Tompkins.

Operating loss for the three and nine months ended January 31, 2014 increased by $1.4 million and $1.1 million when compared to the same periods in the prior fiscal year due primarily to inclement weather that resulted in lower operating productivity and reduced processing throughput, unplanned maintenance activities, along with increased costs related to third-party purchased materials.

Other

Other revenues increased $2.9 million and $7.0 million when comparing the three and nine months ended January 31, 2014 to the same periods in the prior fiscal year driven by commodity volume increases from organics services, the acquisition of an industrial environmental service management business and volume increases from Customer Solutions.

Other operating income for the three and nine months ended January 31, 2014 increased by $0.9 million and $3.2 million when compared to the same periods in the prior fiscal year as increased revenues, combined with cost savings associated with a change in our organizational and management structure and the head count reduction that took place as a part of the reorganization in the three months ended January 31, 2013, more than offset increased hauling and transportation costs associated with organics and transportation services.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. We identify and group our capital expenditures into one of three broadly defined categories: growth, maintenance or acquisition. Growth capital expenditures are defined as costs related to development of new airspace, permit expansions and new recycling contracts along with incremental costs of equipment and infrastructure added to further such activities. Growth capital expenditures include the cost of equipment added directly as a result of organic business growth, as well as expenditures associated with building infrastructure to increase throughput at transfer stations and recycling facilities. Growth capital expenditures also include those outlays associated with acquiring landfill operating leases, which do not meet the operating lease payment definition, but which were included as a commitment in the successful bid. Maintenance capital expenditures are defined as landfill cell construction costs not related to expansion airspace, costs for normal permit renewals and replacement costs for equipment due to age or obsolescence. Acquisition capital expenditures are defined as costs of equipment added directly as a result of new business growth related to an acquisition. We generally meet liquidity needs from operating cash flows or from our 2011 senior secured revolving credit facility (“2011 Revolver”).

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

We entered into a third amendment under our Senior Credit Facility on June 25, 2013. This amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and reducing our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed fiscal year capital expenditures. As of January 31, 2014, these covenants restrict fiscal year capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense and set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

As of January 31, 2014, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended January 31, 2014	Covenant Requirements at January 31, 2014
Interest coverage	2.82	2.25 Min.
Total funded debt / Bank-defined cash flow metric (1)	5.08	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.86	2.50 Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date of January 31, 2014. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended January 31, 2014
Net cash provided by operating activities	$50.4

Changes in assets and liabilities, net of effects of acquisitions and divestitures	7.7
Gain on sale of property and equipment	0.6
Gain on sale of equity method investment	0.6
Stock based compensation and related severance expense, net of excess tax benefit	(2.5)
Development project charge	(1.4)
Loss on derivative instruments	(0.8)
Interest expense, less discount on second lien notes and senior subordinated notes	37.8
Benefit for income taxes, net of deferred taxes	1.0
EBITDA adjustment as allowed by senior credit facility agreement	5.4
Other adjustments as allowed by senior credit facility agreement	2.3

Bank - defined cash flow metric	$101.1

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2014, we were in compliance with all covenants under the indenture governing the Senior Credit Facility. We do not believe that these restrictions limit our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

As of January 31, 2014, further advances were available under the 2011 Revolver in the amount of $55.5 million. The available amount is net of outstanding irrevocable letters of credit totaling $34.7 million as of January 31, 2014, at which date no amount had been drawn.

2019 Notes. As of January 31, 2014, we had outstanding $325.0 million aggregate principal amount of our senior subordinated notes due February 15, 2019 (“2019 Notes”). The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of January 31, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may limit our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Maine Bonds. As of January 31, 2014, we had outstanding $21.4 million aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of January 31, 2014, we had outstanding $3.6 million aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

Vermont Bonds. As of January 31, 2014, we had outstanding $16.0 million aggregate principal amount of the Vermont Bonds. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of January 31, 2014, we had outstanding $5.5 million aggregate principal amount of the New Hampshire Bonds. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the nine months ended January 31, 2014 and 2013, respectively (in millions):

	Nine Months Ended January 31,
	2014	2013
Net cash provided by operating activities	$37.7	$31.2
Net cash used in investing activities	$(49.3)	$(75.0)
Net cash provided by financing activities	$12.7	$42.2
Net cash used in discontinued operations	$(0.1)	$(1.8)

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $6.5 million when comparing the nine months ended January 31, 2014 to the same period in the prior fiscal year. The most significant items affecting the change in our operating cash flows for the nine months ended January 31, 2014 when compared to the same period in the prior fiscal year are summarized below:

	Nine Months Ended January 31,
	2014	2013
Net loss	$(11.8)	$(40.9)
Adjustments to reconcile net loss to net cash provided by operating activities
Discontinued operations, net of tax	0.1	0.8
Gain on sale of property and equipment	(0.6)	(0.4)
Depreciation and amortization	45.3	43.2
Depletion of landfill operating lease obligations	7.7	7.3
Interest accretion on landfill and environmental remediation liabilities	3.1	2.8
Loss on divestiture	—	0.4
Development project charge	1.4	—
Amortization of discount on second lien notes and senior subordinated notes	0.2	0.6
Loss from equity method investments	1.0	3.3
Gain on sale of equity method investment	(0.6)	—
Loss on derivative instruments	0.2	3.9
Loss on debt extinguishment	—	15.6
Stock-based compensation and related severance expense	1.9	1.8
Excess tax benefit on the vesting of share based awards	—	(0.1)
Deferred income taxes	1.1	(4.1)

Adjusted net loss before changes in assets and liabilities, net	49.0	34.2
Changes in assets and liabilities, net	(11.3)	(3.0)

Net cash provided by operating activities	$37.7	$31.2

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures. Our cash flow from operations was unfavorably impacted $11.3 million in the nine months ended January 31, 2014 by changes in our assets and liabilities. This was due to unfavorable impacts related to accounts receivable, which were affected by both revenue changes and timing of payments received, accounts payable, which were affected by both cost changes and timing of payments, and prepaid expenses, inventories and other assets, which were affected primarily by the timing of payments and expense recognition. These were partially offset by a favorable impact related to accrued expenses and other liabilities, which were affected primarily by cost changes, such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs. This is compared to the nine months ended January 31, 2013, when our cash flow from operations was unfavorably impacted $3.0 million by changes in our assets and liabilities. This decline of $8.3 million is due to the unfavorable $9.9 million impact associated with the change in accounts payable and the unfavorable $2.1 million impact associated with the change in prepaid expenses, inventories and other assets, partially offset by the favorable $0.4 million impact associated with the change in accounts receivable and the favorable $3.3 million impact associated with the change in accrued expenses and other liabilities.

•	Cash interest payments. Cash interest payments decreased $6.9 million for the nine months ended January 31, 2014 due primarily to lower interest rates associated with the redemption in October and November of 2012 of $180.0 million in aggregate principal balance outstanding 11.0% Second Lien Notes.

Net cash used in investing activities. Cash flows used in investing activities decreased by $25.7 million when comparing the nine months ended January 31, 2014 to the same period in the prior fiscal year. The most significant items affecting the change in our investing cash flows for the nine months ended January 31, 2014 when compared to the same period in the prior fiscal year are summarized below:

•	Acquisitions, net of cash acquired. Cash outflows associated with acquisitions decreased $16.6 million due to the respective acquisition activity period-over-period.

•	Capital expenditures. Lower capital expenditures of $6.6 million in the nine months ended January 31, 2014 related primarily to the timing of projects, including the development and construction of a water and leachate treatment facility in the nine months ended January 31, 2013 associated with a joint venture that we consolidate due to our controlling financial interest, and a decrease in spending related to the divestiture of Maine Energy.

•	Proceeds from sale of equity method investment. During the three months ended January 31, 2014 we and LP sold our membership interests in GreenFiber. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $2.8 million.

•	Investments in unconsolidated entities. During the nine months ended January 31, 2014, we made investments in unconsolidated entities totaling $2.1 million compared to $1.0 million in the nine months ended January 31, 2013.

•	Divestiture capital expenditures. During the nine months ended January 31, 2013, we had $0.6 million in capital expenditures associated with the then ongoing Maine Energy divestiture.

Net cash provided by financing activities. Cash flows provided by financing activities decreased $29.5 million when comparing the nine months ended January 31, 2014 to the same period in the prior fiscal year. The most significant items affecting the change in our financing cash flows for the nine months ended January 31, 2014 when compared to the same period in the prior fiscal year are summarized below:

•	Stock issuance. We sold 11.5 million shares of Class A common stock in the nine months ended January 31, 2013 and received net proceeds from the registered public offering of $42.2 million, after deducting underwriting discounts, commissions and offering expenses.

•	Tender premium and costs. A tender premium and tender costs of $10.7 million were paid as a part of the redemption of the Second Lien Notes in the nine months ended January 31, 2013.

•	Payment of financing costs. We made lower payments of financing costs of $4.2 million associated primarily with the offering of the $125.0 million in additional 2019 Notes in the nine months ended January 31, 2013.

•	Debt activity. We had a reduction in both debt payments, by $212.6 million, associated primarily with the full redemption of the Second Lien Notes in the nine months ended January 31, 2013, and debt borrowings, by $213.6 million, associated primarily with the offering of $125.0 million in additional 2019 Notes in the nine months ended January 31, 2013, resulting in a $1.0 million decrease in cash flows related to debt activity.

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

During the second quarter of fiscal year 2013, we dedesignated both of these $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as a gain or loss on derivative instruments.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of January 31, 2014, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Our operations can also be adversely affected by periods of inclement or severe weather, which could increase the volume of waste collected under our existing contracts (without corresponding compensation), delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, increase our operating costs associated with the collection and disposal of waste, decrease the throughput and operating efficiency of our materials recycling facilities, or delay construction or expansion of our landfill sites and other facilities. Our operations can also be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services.

Our Recycling segment experiences increased volumes of fiber in November and December due to increased newspaper advertising and retail activity during the holiday season. GreenFiber experienced lower sales from April through July due to lower retail activity.

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2 and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2 and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of January 31, 2014, that dollar amount was $50.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We had interest rate risk relating to approximately $146.4 million of long-term debt at January 31, 2014. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at January 31, 2014. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by $0.4 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements, which we initially entered into to hedge the interest rate risk associated with a forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. In the second quarter of fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in the second quarter of fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as a gain or loss on derivative instruments.

Commodity price risk

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of January 31, 2014, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on November 1, 2013, the impact on our operating income in the three months ended January 31, 2014 is estimated by management to have been approximately $0.4 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated range of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the three months ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our potential or outstanding material claims.

Potsdam Environmental Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2015.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% of such costs pursuant to a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year

2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the cost to present value using a risk free interest rate (2.70%). As of January 31, 2014 and April 30, 2013, we have recorded liabilities of $5.4 million and $5.3 million, respectively, including the recognition of thirty four thousand dollars of accretion expense in the three months ended January 31, 2014 and 2013 and $0.1 million of accretion expense in the nine months ended January 31, 2014 and 2013.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and at this time there is no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any proceeds from the sale of securities received in payment of these claims will reduce our exposure.

Southbridge Landfill Environmental Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our SBL. The materials stockpiled consisted of soil removed and relocated to create space for the construction of additional landfill airspace at SBL. The earth had been relocated and stored during the fall, winter and spring construction season of fiscal year 2013.

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013, we notified the Massachusetts Department of Environmental Protection (“MADEP”), and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued an “Administrative Unilateral Order” to us, which ordered that we provide MADEP with a plan to clean the wetlands of any materials deposited therein as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to proceed with the execution of the Plan. We are currently engaged, under the supervision of MADEP, in the execution of the Plan.

We have also received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), dated January 28, 2014, advising us that the MAAG intends to schedule a meeting with us to discuss this incident at SBL, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. A meeting was held with the MAAG on March 6, 2014 to discuss the ongoing remediation effort and the parties have initiated discussions regarding the resolution of this matter.

It is anticipated that execution of the Plan and related matters will involve remediation costs of $2.1 million and such costs could be higher if actual costs exceed estimates. We have provided notice to our insurer of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractors and technical advisors to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their insurers. We believe that a loss in the range of $0.4 million to $2.1 million, after considering amounts to be reimbursed from our insurer and third parties, is probable and have therefore recorded a charge of $0.3 million and $0.4 million in the three and nine months ended January 31, 2014 as an environmental remediation charge.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K for the year ended April 30, 2013, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of January 31, 2014, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2013. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: March 6, 2014	By:	/s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 6, 2014	By:	/s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1	Membership Interest Purchase Agreement, dated December 5, 2013, by and among the Registrant and the parties identified therein (as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2013 and incorporated herein by reference).

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2014 and April 30, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended January 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended January 31, 2014 and 2013, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended January 31, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended January 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

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